Form 10-K
period 1999-12-31
IBASIS INC
filed 2000-03-29
CIK 1091756

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

                       FOR ANNUAL AND TRANSITION REPORTS
                    PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

(Mark One)

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the fiscal year ended December 31, 1999

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACTOF 1934
    For the transition period from ______ to ______

                       Commission file number: 000-27127
                            ------------------------

                                  IBASIS, INC.

             (Exact name of registrant as specified in its charter)

                DELAWARE                                       04-3332534
    (State or other jurisdiction of                         (I.R.S. Employer
     incorporation or organization)                       Identification No.)

    20 SECOND AVENUE, BURLINGTON, MA                             01803
(Address of principal executive offices)                       (Zip Code)

       (781)505-7500 (Registrant's telephone number, including area code)
                            ------------------------

          Securities registered pursuant to Section 12(b) of the Act:
                                      NONE

          Securities registered pursuant to Section 12(g) of the Act:

                    COMMON STOCK, $0.001 PAR VALUE PER SHARE

                                (Title of Class)
                            ------------------------

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-X is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    The aggregate market value of the registrant's common stock, $0.001 par value per share ("Common Stock"), held by non-affiliates of the registrant as of March 24, 2000 was approximately $1,117,310,964 based on 19,347,376 shares held by such non-affiliates at the closing price of a share of Common Stock of $57.75 as reported on the Nasdaq National Market on such date. Affiliates of the Company (defined as officers, directors and owners of 10 percent or more of the outstanding share of Common Stock) owned 16,237,614 shares of Common Stock outstanding on such date. The number of outstanding shares of Common Stock of the Company on March 24, 2000 was 35,584,990.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Registrant's definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held on May 24, 2000 are incorporated by reference into Part III hereof. With the exception of the portions of such Proxy Statement expressly incorporated into this Annual Report on Form 10-K by reference, such Proxy Statement shall not be deemed filed as part of this Annual Report on Form 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                  IBASIS, INC.

                                   FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 1999

                                             TABLE OF CONTENTS                            PAGE
                        ------------------------------------------------------------  --------
                                                   PART I

Item 1.                 Business....................................................      3
Item 2.                 Properties..................................................     30
Item 3.                 Legal Proceedings...........................................     30
Item 4.                 Submission of Matters to a Vote of Security Holders.........     30

                                                  PART II

Item 5.                 Market for the Registrant's Common Equity and Related
                          Stockholder Matters.......................................     31
Item 6.                 Selected Financial Data.....................................     32
Item 7.                 Management's Discussion and Analysis of Financial Condition
                          and Results of Operations.................................     33
Item 7A.                Quantitative and Qualitative Disclosures About Market
                          Risk......................................................     42
Item 8.                 Financial Statements and Supplementary Data.................     43

                                                  PART III
Item 9.                 Changes in and Disagreements With Accountants on Accounting
                          and Financial Disclosure..................................     64
Item 10.                Directors and Executive Officers of the Registrant..........     64
Item 11.                Executive Compensation......................................     64
Item 12.                Security Ownership of Certain Beneficial Owners and
                          Management................................................     64
Item 13.                Certain Relationships and Related Transactions..............     64

                                                  PART IV

Item 14.                Exhibits, Financial Statement Schedules, and Reports on Form
                          8-K.......................................................     64

Signatures              ............................................................     68

THIS ANNUAL REPORT ON FORM 10-K AND THE DOCUMENTS INCORPORATED BY REFERENCE CONTAIN FORWARD-LOOKING STATEMENTS BASED ON CURRENT EXPECTATIONS, ESTIMATES AND PROJECTIONS ABOUT IBASIS'S INDUSTRY AND MANAGEMENT'S BELIEFS AND ASSUMPTIONS. IN SOME CASES YOU CAN IDENTIFY THESE STATEMENTS BY FORWARD-LOOKING WORDS SUCH AS "ANTICIPATE," "BELIEVE," "COULD," "ESTIMATE," "EXPECT," "INTEND," "MAY," "SHOULD," "WILL," AND "WOULD" OR SIMILAR WORDS. YOU SHOULD READ STATEMENTS THAT CONTAIN THESE WORDS CAREFULLY BECAUSE THEY DISCUSS FUTURE EXPECTATIONS, CONTAIN PROJECTIONS OF FUTURE RESULTS OF OPERATIONS OR OF FINANCIAL POSITION OR STATE OTHER "FORWARD-LOOKING" INFORMATION. THE IMPORTANT FACTORS LISTED IN THE SECTION CAPTIONED "RISK FACTORS," AS WELL AS ANY CAUTIONARY LANGUAGE IN THIS ANNUAL REPORT, PROVIDE EXAMPLES OF RISKS, UNCERTAINTIES AND EVENTS THAT MAY CAUSE THE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THE EXPECTATIONS DESCRIBED IN THESE FORWARD-LOOKING STATEMENTS. YOU SHOULD BE AWARE THAT THE OCCURRENCE OF THE EVENTS DESCRIBED IN THESE RISK FACTORS AND ELSEWHERE IN THIS ANNUAL REPORT COULD HAVE AN ADVERSE EFFECT ON THE BUSINESS, RESULTS OF OPERATIONS AND FINANCIAL POSITION OF IBASIS.

ANY FORWARD-LOOKING STATEMENTS IN THIS ANNUAL REPORT ARE NOT GUARANTEES OF FUTURE PERFORMANCE, AND ACTUAL RESULTS, DEVELOPMENTS AND BUSINESS DECISIONS MAY DIFFER FROM THOSE ENVISAGED BY THESE FORWARD-LOOKING STATEMENTS, POSSIBLY MATERIALLY. IBASIS DISCLAIMS ANY DUTY TO UPDATE ANY FORWARD-LOOKING STATEMENTS, EVEN IF NEW INFORMATION BECOMES AVAILABLE OR OTHER EVENTS OCCUR IN THE FUTURE.

                                     PART I

ITEM 1.  BUSINESS

COMPANY OVERVIEW

We are a leading provider of high quality Internet telephony services that enable telecommunications carriers and other communications service providers to offer international voice, fax and other value-added applications over the Internet. By outsourcing international communications services to us, our customers are able to lower costs, generate new revenue and extend their business into Internet-based services quickly while maintaining service quality comparable to that of traditional voice networks.

INDUSTRY OVERVIEW

TELECOMMUNICATIONS MARKET OVERVIEW. According to the Gartner Group, a leading market research firm, the global telecommunications market is expected to grow to approximately $1.9 trillion by 2003. Global deregulation and rapid technological advances have resulted in the emergence of many new communications service providers, increased competition among traditional telecommunications carriers, lower prices, innovative new services and accelerated customer turnover. In their efforts to add and retain customers, communications service providers are looking for ways to cut costs and offer new services.

INTERNATIONAL LONG DISTANCE MARKET. The international long distance market is a large and growing segment of the telecommunications market. According to TeleGeography, a market research firm, the total market for international long distance services in 1997 was approximately $65.9 billion. International Data Corporation expects international long distance traffic to grow from
94.9 billion minutes in 1998 to 187.1 billion minutes in 2002. We believe that this growth will accelerate as countries around the world continue to deregulate their telecommunication markets. One important result of this global trend towards deregulation and technological change is the increasing number of communications service providers. TeleGeography has reported that the number of international long distance carriers grew from 367 in 1995, to 1,042 in 1998.

EMERGENCE OF INTERNET TELEPHONY. Although it has been possible to transmit voice over data networks since 1995, only recently has the technology improved such that phone-to-phone calls can be transmitted over data networks with quality approaching that of traditional voice networks. International Data Corporation projects that worldwide Internet telephony will grow from $0.5 billion in 1999, to $18.7 billion in 2004, approximately half of which would be generated by new services, including voice-enabled ecommerce and other enhanced services such as unified communications. Wholesale worldwide Internet telephony, including wholesale international Internet telephony, is expected to grow to $2.0 billion by the same date. In addition, International Data Corporation projects that international Internet telephony will comprise $17.3 billion of the total $18.7 billion market in 2004.

Internet telephony offers communications service providers the following advantages over traditional voice networks, allowing them to complete calls at comparable quality with lower costs, and offer new services:

    - TECHNOLOGICAL EFFICIENCIES. Traditional voice networks use circuit switching technology, which establishes dedicated lines between an originating and terminating point for the duration of a call. In contrast, Internet telephony is based on packet switching technology. This technology completes a call by digitizing and dividing a speaker's voice into small packets that travel to their destination along lines carrying packets of other Internet traffic. Packets from multiple calls or faxes can be carried over the same line simultaneously with data from other sources, which results in a higher utilization of transmission lines than can be achieved with circuit-switched technology. Unlike circuit-switched traffic, data packets also can be compressed, which means that Internet telephony uses less bandwidth per call than traditional circuit-switched calling. As a result of these features, calls can be completed at a lower cost using Internet telephony. We believe that packet-switched networks, including the Internet, will allow other traditional services to be offered more cost-effectively as well.

    - ECONOMIES OF SCALE. Internet telephony calls are carried over large and rapidly growing data networks. Businesses recently have spent billions of dollars to upgrade their data networks to accommodate dramatic increases in data traffic. According to TeleGeography, the total bandwidth used for data surpassed that used for voice in the United States long distance market in 1998. This growth is driven largely by technological innovation and the rapid expansion of the Internet as a global medium for communications and commerce. As data networks continue to grow, communications service providers should benefit from greater economies of scale and be able to offer Internet-based services, such as Internet telephony, more cost effectively than services over traditional voice networks.

    - OPPORTUNITY TO BY-PASS INTERNATIONAL SETTLEMENT RATES. Traditional international long distance calls are completed over international voice networks. These networks are typically owned by government bodies or telecommunications carriers who charge settlement rates or tariffs for their use. International calls routed over the Internet bypass a significant portion of these fees, and as a result can generally be completed at lower cost.

    - ADDITIONAL CHANNEL FOR CARRIERS. Carriers regularly outsource their voice and fax traffic to take advantage of the lowest-cost provider to a particular destination and partner with companies that can provide additional channels. Internet telephony offers an opportunity for service providers with access to necessary technology to develop networks that can provide these additional channels.

    - MORE SERVICES AND EASIER ROLL OUT. In contrast to the closed, proprietary structure inherent in traditional circuit-switched voice networks, Internet telephony embraces an open architecture and open standards, which facilitates innovation at lower costs. Traditional voice networks are designed specifically to provide one basic service, making it difficult to introduce new services over those networks. In contrast, data networks convert all services into data packets, and allow for the introduction of an indefinite variety of packet-based services that were not possible over the traditional network. Since rollout of new services does not necessitate network-wide upgrades, it is easier for communications service providers to deploy new services quickly. While voice and fax are the dominant services provided today, additional services, such as Internet call waiting, unified messaging and electronic commerce can be provided over data networks.

DEMAND FOR INTERNET TELEPHONY SOLUTIONS. While there are many reasons for telecommunications carriers and other communications service providers to take advantage of Internet telephony, for the most part, they have been slow to establish in-house Internet telephony capability for a number of reasons. These reasons include:

    - lack of adequate Internet telephony technology until recently;

    - concerns over quality;

    - prior substantial investment in circuit-switched networks and the associated expertise; and

    - a hesitation to build new networks and cannibalize traffic from their traditional voice networks.

Developing an international Internet telephony network for a substantial portion of a communications service provider's traffic would also be expensive and time-consuming, requiring each service provider to negotiate agreements in each country where it would like to be able to complete calls. Therefore, many communications service providers are looking to outsource their Internet telephony services.

To date, however, few Internet telephony providers have been able to offer the quality, reliability and back office support necessary to meet the carriers' strict requirements. In addition, most Internet telephony providers do not have the international presence to be able to complete calls to a sufficient number of destinations, and do not have the capacity to carry the volume of traffic required by carriers to any given location.

THE IBASIS SOLUTION

We provide high quality Internet-based communication services to telecommunications carriers and other communications service providers. Our solution enables communications service providers to outsource their international voice, fax and other value-added services over the Internet at substantially lower costs than over traditional networks while maintaining high quality service. We provide our customers access to the iBasis Network, our international, scaleable, standards-based Internet telephony network through "Internet branch offices" strategically located in major cities in North America, Asia, Latin America, Europe and Africa. Our services provide the following key benefits to our customers:

HIGH QUALITY VOICE AND FAX TRANSMISSIONS. Our proprietary technology enables us to complete international voice and fax calls over the iBasis Network with quality comparable to that of traditional circuit-switched voice networks. This is supported by the fact that carriers are able to provide our Internet telephony services to their customers undifferentiated from their traditional services. Through our global network operations center and proprietary Assured Quality Routing software, we are able to monitor our network and route traffic over dedicated private lines or traditional circuit-switched lines when necessary to maintain high quality. This enables us to provide consistently high quality services to communications service providers.

COST EFFECTIVE SOLUTIONS. Our transmission costs are lower because packet switching is more efficient than traditional circuit switching. In addition, we leverage the Internet to deliver traffic, which results in lower costs than transmission alternatives that deploy dedicated connections. Our packet-based scaleable solution also allows us to better match our investment in equipment with capacity needs, and provide lower cost world-class operating support systems. Also, we are currently able to circumvent many of the international tariffs or settlement rates associated with international calls over circuit-switched voice networks, which results in additional cost savings.

INTERNATIONAL HIGH-CAPACITY NETWORK. Our iBasis Network is a growing international network that allows us to complete calls worldwide. During our fourth quarter ended December 31, 1999, we transported approximately
63.8 million minutes of traffic over the more than 3,200 lines we have deployed internationally through our relationships with communications service providers.

FLEXIBLE BACK OFFICE SOLUTION THAT FACILITATES NEW SERVICES AND EFFECTIVE BUSINESS MANAGEMENT. We provide communications service providers with an integrated network, making possible advanced reporting and monitoring that customers can access from an easy to use web-based application. The flexibility of our back office systems allows us to provide timely statistics and integrated billing that enables a communications service provider to manage its costs more effectively and offer new services more readily.

EASE OF DEPLOYMENT AND TIME TO MARKET. We enable carriers to route calls over our network in a timely and cost effective manner. Carriers and other communications service providers need no special equipment or technical expertise in order to access our services as connections are made in the same manner as traditional voice-based services. Our solution shortens communications service providers' time-to-market by enabling them to complete calls to any country on our network without experiencing the delays typically incurred in establishing separate contracts with local service providers in each country.

OPEN, SCALEABLE ARCHITECTURE DESIGNED FOR NEW SERVICES. Our network architecture is open, scaleable and standards based. This allows for fast deployment of services to new countries, and enables us to offer other value-added services over our network quickly and easily. We currently offer voice, fax and billing services and will offer other new value-added services. On February 3, 2000, we announced our intention to deploy Cisco Systems' uOne-TM- application on the iBasis Network, thereby allowing communications service providers to provide unified communications services to their end-user customers over our network.

OUR STRATEGY

Our objective is to be the leading provider of high quality Internet-based communication services to telecommunications carriers and other communications service providers. We plan to accomplish this by pursuing the following strategies:

FOCUS ON HIGH-VOLUME COMMUNICATIONS SERVICE PROVIDERS. We are focused on providing Internet-based communications services to high-volume carriers. By focusing on carriers, rather than the end-users, we are able to avoid the time and expense associated with building a retail sales and support infrastructure. Our focus on carriers has the added benefit that we do not compete with our customers for end-users.

PROVIDE CARRIER-CLASS SERVICES USING THE INTERNET. Through our proprietary technologies, we offer high quality voice and fax completion services using the Internet. By using the Internet to deliver a majority of our services, we are able to avoid the costs associated with developing an extensive network of private dedicated lines. We intend to continue to use the Internet to provide our high quality services at competitive prices. We will continue to introduce only those services that we can offer at carrier-class quality.

FOCUS ON THE INTERNATIONAL MARKET AND EXPAND OUR GEOGRAPHIC PRESENCE THROUGH PARTNERSHIPS AND ACQUISITIONS. The international long distance market segment is large and growing and has historically offered higher revenue per minute than the domestic long distance market segment. We intend to build the leading international Internet telephony network to allow carriers to use us for their international Internet telephony services around the world. We will continue to focus on the international segment and partner with communications service providers such as China Unicom and Dacom, the second largest carriers in China and Korea respectively, that can originate and terminate calls in their respective countries. We will also consider acquiring other complementary businesses or technologies if attractive opportunities arise.

CONTINUE TO BE AT THE FOREFRONT OF INTERNET-BASED COMMUNICATIONS TECHNOLOGY. In order to provide these high quality services and stay at the forefront of Internet-based communications technology and service offerings, we will continue to invest in improving our technology, and partner with leaders in Internet-based communications hardware and software.

INCREASE SALES AND MARKETING EFFORTS AND BRAND AWARENESS. We will continue to expand our sales and marketing activities, while focusing on communications service providers domestically as well as internationally. We intend to build iBasis into the premier brand in the Internet telephony marketplace and will strive to make our name synonymous with high quality, value-added Internet telephony services for communications service providers. We are in the process of hiring additional sales, sales support and marketing professionals with specific experience in our target markets and regions.

OFFER ADDITIONAL INTERNET-BASED COMMUNICATION SERVICES. We intend to introduce new services that carriers can offer over our network or their own networks. We are focused on applications that will allow carriers to expand their business, improve service quality and cut costs. We also intend to offer new services such as dedicated Internet and circuit-switched network access, which will help our customers enter new markets quickly. We believe that these new services will increase our customer base and allow us to cross-sell other services to communications service providers once they are our customers. On February 3, 2000, we announced our intention to deploy Cisco Systems' uOne-TM- application on the iBasis Network, thereby allowing communications service providers to provide unified communications services to their end-user customers over our network.

THE IBASIS NETWORK

The iBasis Network is our international network over which we deliver large volumes of high quality international voice, fax and other value-added services at significant cost savings. During our fourth quarter ended December 31, 1999, we transported approximately 63.8 million minutes of traffic over our network. The iBasis Network consists of four principal elements:

    - "Internet central offices" and "Internet branch offices" that translate voice to data for transmission and retrieval over a data network;

    - the transmission medium, which is principally the Internet;

    - Assured Quality Routing, our proprietary software; and

    - our global network operations center, from which we oversee and coordinate the operation of the gateways and the transmission network.

Following is a diagram of the iBasis Network.

[Diagram depicting the flow of information, moving clockwise from the lower left with arrows connecting the various points, from a telephone, cellular phone and fax machine, through telephone lines, labeled "Circuit-Switched Network," into an iBasis Internet Central Office/Internet Branch Office, to a cloud labeled "The Internet," continuing out through another Internet Central Office/ Internet Branch Office, to another picture of telephone lines, labeled "Circuit-Switched Network," and concluding with the depiction of a telephone, cellular phone and fax machine. In the center of the diagram, connection to the Internet Central Offices/Internet Branch Offices and the Internet, is a box with the text "iBasis Global Network Operations Center" and "Assured Quality Routing." Above the Internet cloud is a small cloud labeled "Alternate Routes" connected the to Points of Presence with dotted lines.]

INTERNET CENTRAL OFFICES AND INTERNET BRANCH OFFICES. The entrance point for communications traffic over the iBasis Network is an Internet branch office, four of which have enhanced functionality and capacity and are referred to as Internet central offices. Our customers can interconnect with the iBasis Network by connecting dedicated voice circuits from their facilities to one of four Internet central offices, located in New York; Los Angeles; London, England; and Hong Kong, China. Alternatively, our customers may elect to install an iBasis Internet branch office directly at their facilities to eliminate the cost of backhauling traffic from their facilities to one of our Internet central offices. Internet branch offices receive calls through a local carrier's switched network. Gateways in each Internet branch office digitize, compress and packetize voice and fax calls and then transmit them over the Internet. At the destination, another Internet branch office reverses the process and the call is switched back from the Internet to a local carrier's circuit-switched network in the destination country.

We currently operate Internet branch offices located in more than two dozen countries worldwide, including Australia, China, Germany, Hong Kong, Japan, Korea, the United Kingdom and the United States. Some of these Internet branch offices are owned by us and others are owned by our partners. The Internet branch offices are scaleable and flexible platforms designed for interconnection with the iBasis Network and are built primarily using Cisco Systems' equipment. The scaleability of the Internet branch offices permits us to quickly increase capacity in discrete increments at relatively low cost, either for a region or a customer. In addition, the Internet branch office flexible architecture is designed to easily integrate and support the new services we intend to offer.

THE INTERNET. We use the Internet to transmit the substantial majority of our voice and fax traffic and deliver other value-added services, because of its global coverage, rapid growth and flexible connectivity. By using the Internet, we avoid having to build a private, dedicated network of fiber and cable connections, which would delay our time-to-market in many locations and would be more costly to deploy. We have addressed the challenges present in using the Internet by:

    - selecting only high quality, service-oriented Internet service providers as our vendors;

    - purchasing high-speed connections into the Internet backbone; and

    - continuously monitoring the quality of the connections between each Internet branch office and the Internet.

We also use data transmission over private leased lines or traditional circuit-based voice networks where the Internet is not available or would not permit us to meet our quality standards.

ASSURED QUALITY ROUTING. We have deployed a proprietary software application, Assured Quality Routing, to maintain high quality voice and fax service. This application monitors the quality of calls placed over our network by applying defined quality parameters to each processed call. These quality parameters include measures of voice and fax quality that are important to carriers, including overall voice quality, call completion rates and post-dial delay. The system alerts us whenever the transmission quality drops below specific thresholds. We temporarily route subsequent calls to a circuit-switched network or an alternate Internet-based network to restore high quality.

GLOBAL NETWORK OPERATIONS CENTER. We manage our network of Internet central offices and Internet branch offices around the world and implement our proprietary Assured Quality Routing software through our global network operations center. It is comprised of network management tools from Hewlett-Packard and a number of other vendors that permit us to monitor, test and diagnose all components of the iBasis Network. The global network operations center is staffed and running 7 days a week, 24 hours a day at our Burlington, Massachusetts headquarters, complete with:

    - real-time, end-to-end monitoring and analysis of call behavior patterns on the iBasis Network to identify and address potential problems before they become serious and to anticipate issues related to network growth;

    - system redundancy, including power back-up and multiple network paths; and

    - a help desk, which allows us to respond to our customers problems on a timely basis.

OUR SERVICES

Our current services include international voice and fax call completion and a retail rating or billing solution. We also provide customers with our web-based traffic revenue reporting system called iTrac. Customers have the option to purchase these services as a complete suite or separately.

INTERNATIONAL VOICE AND FAX SERVICES. We offer international voice and fax call completion services, and other value-added services, that provide our customers a high quality, low-cost alternative for international voice and fax transport of phone-to-phone or fax-to-fax calls placed by their business and residential customers. Our proprietary Assured Quality Routing software and web-based extranet are important components of our services and are integrated elements of our advanced operational support systems.

On January 19, 2000, we announced that we will be offering service level agreements to our international customers. These service level agreements for international termination services guarantee customers sending calls over our network call completion rates equivalent to or better than those provided by alternative networks, including the public-switched telephone network. The call completion rate, known in the telecommunications industry as the answer seizure ratio, represents the percentage of calls out of all attempts that are successfully completed. The higher the answer seizure ratio, the more reliable the network and the more billable calls that result for a carrier.

RETAIL RATING SERVICE. We introduced our retail rating service to provide a simple and easy-to-implement outsourced billing solution to customers who want to offer prepaid or postpaid calling card origination services. Under this program, we maintain and administer a billing support system that performs the authentication, authorization and accounting for this service. At the same time, our customers control the end-user calling settlement rates, and remain responsible for card fulfillment, sales, marketing and end-user customer care. The customer benefits of this service are:

    - faster time-to-market for the introduction of calling card services;

    - no up-front or ongoing investments in billing system hardware and software; and

    - reduced staffing and training expenses.

INTERACTIVE TRAFFIC REVENUE ANALYSIS CENTER. iTrac is proprietary web-based traffic reporting analysis software that enables our customers to better manage their operations through real-time information exchange. iTrac provides statistics on service quality and traffic volume, helping customers to quickly address issues that affect service and to do effective network capacity planning. This information is delivered in a cost-efficient manner using sophisticated and secure extranet technologies that customers access using a standard web browser.

FUTURE SERVICES. We intend to add new services that leverage components of the iBasis Network to generate additional sources of revenue. We believe that our ability to deploy new Internet-based communication services makes us an attractive partner for application developers. We also believe that the ability to offer these new services will be beneficial to our customers, regardless of whether or not they directly charge their end-users for these services, because they will help our customers attract new subscribers and retain and "up-sell" their existing subscriber base. Some of the services that we may choose to introduce in the future include:

    - UNIFIED COMMUNICATIONS. On February 3, 2000, we announced that we intend to deploy Cisco Systems' uOne-TM- unified communications application on the iBasis Network. This application will permit our customers to offer a communications solution that will unify the storage and retrieval of e-mail and voice-mail messages as well as faxes. With the proliferation of messaging worldwide and as people send more and more e-mail, voice-mail and faxes, unified communications services will allow subscribers to access their messages from a single source.

    - INTERNET TELEPHONY HOSTING. On December 6, 1999, we announced that we would begin offering Internet telephony hosting services on the iBasis Network. These services will provide customers with access to a turnkey solution that enables them to quickly begin offering voice, fax, pre-paid calling and other value-added Internet telephony services with a global footprint with minimal capital investment.

    - BASIC MESSAGING SERVICES. We may offer additional basic messaging services, including outsourced voice-mail, store-and-forward fax, or faxmail, and e-mail.

    - OTHER ADVANCED MESSAGING SERVICES. We may offer other advanced messaging services including: one-number service, which allows subscribers to consolidate existing office, home, and mobile numbers into a single contact or "follow-me" number; Internet call management services such as caller ID, call waiting and call forwarding; and message delivery that includes the recording and scheduling of a message, repeated delivery attempts and message delivery confirmation. These services may in some cases leverage components of our network to provide international call-termination services and operational support services.

    - INFORMATION SERVICES. We may offer Internet-based information services that deliver detailed, metered billing information that can help customers to understand better how their network is being used.

    - DIRECTORY SERVICES. We may offer subscriber-based directory services that maintain important customer information. This would enable communications service providers to customize and automate their services.

    - INTERNET AND CIRCUIT-SWITCHED INFRASTRUCTURE. We may offer circuit-switched access, dedicated Internet access, and equipment co-location services to help our customers meet their time-to-market objectives.

    - CONFERENCING SERVICES. We may offer audio, video and data conferencing services.

    - BILLING SERVICES. We may offer additional outsourced billing services such as on-line bill presentment and Internet telephony clearinghouse settlement services.

MARKETS AND CUSTOMERS

Telephone companies can be segregated by size into first tier, second tier and third tier carriers. Generally, first tier carriers are large domestic and international carriers, such as MCI WorldCom, Cable & Wireless and certain government-affiliated monopolies, such as the Japanese telecommunications carrier KDD. First tier carriers generally have annual revenues in excess of $2 billion. Second tier carriers have revenues generally in the $750 million to $2 billion range, but have fewer direct operating agreements with other carriers and fewer international facilities. Examples of tier two carriers are RSL, WorldxChange Communications, World Access Telecomm Group, Star Telecomm and PGE. Third tier carriers are typically switch-based resellers with revenues of less than $750 million.

We provide services to members of all three tiers of United States carriers, who transmit voice and fax traffic through our New York or Los Angeles Internet central offices for completion overseas. As of December 31, 1999, we were providing services to ten of the top twelve highest volume United States-based international carriers. The ability to provide quality consistently acceptable to these classes of carriers is of vital importance, because these carriers often have traffic volumes that regularly overflow their capacity.

Overseas we have established relationships with in-country companies and local service providers that have local market expertise and relationships to build strong businesses. Some of our overseas partners/ customers are very large well-established national carriers, such as the Korean company, Dacom, and China Unicom. Others are emerging carriers or Internet service providers who are able to provide the services necessary to terminate minutes for us in their country.

SALES AND MARKETING

SALES STRATEGY. Our sales efforts target leading telecommunications carriers both in the United States and overseas. Our sales force, made up of experienced personnel with long-time relationships in the telecommunications industry, is frequently supplemented by senior members of management. As of December 31, 1999, we had deployed nine sales personnel to cover domestic carriers, with an additional seven in sales support roles. In the United States, we sell directly to carriers and have successfully developed brand awareness and beneficial relationships through numerous channels including the web, trade shows, speaking engagements and joint marketing programs. The ability to provide quality acceptable to leading carriers is a strong selling point for us. These carriers have traffic that frequently exceeds their capacity and compels them to seek alternative channels that offer comparable quality, particularly where those channels can offer better pricing. Our sales process often involves a test by our potential customers of our services with traffic to a particular country. Our experience has been that once a carrier has begun to use our network for a single country and has found our quality to be acceptable, the sales process for other countries becomes easier.

In overseas markets, we seek to establish relationships with local service providers that have the local market expertise to provide the termination services we need. We believe that the opportunity we offer these companies to terminate a substantial number of minutes makes us an attractive partner. As of December 31, 1999, we had deployed eleven sales personnel to cover international markets, two of whom are employed by our majority-owned joint venture in Hong Kong. We have also established an office in Seoul, Korea that covers Korea, Japan and Taiwan; an office in Jakarta covering the Southeast Asian countries and employ an in-country sales person in China. Other countries are covered from the United States where we have a sales office in Dallas and our worldwide headquarters in Burlington, Massachusetts. Prime candidates for overseas partners are carriers, call back companies, cellular, PCS and paging companies and Internet service providers.

In Hong Kong, we have formed a joint venture with a local equipment provider, MicroWorld, to help us develop a stronger local market presence. We hope to use this joint venture to accelerate our penetration throughout Asia.

MARKETING STRATEGY. Our marketing strategy includes public relations campaigns, interaction with industry analysts, attendance at trade shows and a comprehensive website at www.ibasis.net. We have engaged a public relations firm to conduct a campaign to position us as the preeminent Internet telephony provider. We aggressively pursue favorable coverage in the trade and business press and participate in a variety of industry trade shows, including Voice on the Net, Telecommunications Resellers Association and Telecom Business. We believe our website will continue to be an effective marketing tool in international markets.

STRATEGIC TECHNOLOGY RELATIONSHIPS

We have entered into strategic technology relationships with a number of leading technology providers in the Internet telephony industry, including Cisco Systems, Belle Systems and NetSpeak Corporation. We believe that our strategic technology relationships are important because they give us early access to new technologies and because many of our strategic relationship partners are an important part of our sales and marketing programs.

CISCO SYSTEMS

As a Cisco Alliance Partner, we have access to Cisco's sales, marketing and technical resources to aid our global expansion. We understand that Cisco has selected fewer than 30 companies to participate in this program. The Cisco sales and marketing resources available to us under this program include matching funds for selected marketing activities, joint sales calls, event sponsorship and seminar support. In addition, as a Cisco Alliance Partner, we have access to Cisco technical resources and early opportunities to bring new products and features to the marketplace. Currently, we are engaged in three beta programs with Cisco for new products and features. We also conduct joint sales and marketing programs with Cisco, participate with Cisco in industry trade shows and periodically meet with consultants at Cisco's executive briefing center. Under the terms of our alliance agreement with Cisco, we have committed to appoint Cisco our preferred vendor. In addition, we are required to purchase 80% of our total net purchases of any network equipment from Cisco, where Cisco has a solution.

In addition, the iBasis Network has been designated by Cisco as a certified Cisco Powered Network-TM-. This designation permits us to leverage Cisco's significant worldwide brand equity by displaying the Cisco Powered Network-TM-trademark in our literature and exhibits.

BELLE SYSTEMS

We also have a strategic alliance with Belle Systems A/S, a leading provider of billing systems for Cisco-based IP Networks. Belle Systems billing solutions are based on an architecture that provides the scaleability and flexibility that is critical to our continued success in deploying IP-messaging services.

Under the agreement, we are licensing computer software from Belle Systems that allows us to integrate their billing system into our network, in exchange for which we pay product and license fees, which for specified products are not to exceed the lowest price offered by Belle Systems to any of its customers for the same or similar products. Belle Systems will provide general service and support for the system, and use its best efforts to provide any additional assistance for a reasonable price, also not to exceed the lowest prices charged by Belle Systems to other customers. The agreement also contains a limited warranty for the system, a mutual non-disclosure obligation, and a source code escrow at our expense.

NETSPEAK CORPORATION

We have entered into a strategic partnership agreement with NetSpeak, a leading developer of Advanced Intelligent Network technologies that enable innovative solutions for concurrent, real-time interactive voice, video and data communications over data networks. Under the agreement, we are licensing computer software from NetSpeak that we and our customers can use to assist in call routing and completion and, in exchange for which, we are obligated to pay product and licensing fees. NetSpeak will also provide us with software maintenance and support services for which we are obligated to pay maintenance and support fees. Under the terms of the agreement, we have a limited obligation to upgrade our NetSpeak software to maintain some of NetSpeak's service obligations. We will also work with NetSpeak in the development and deployment of new functions and features to the software that will, among other things, add value-added service capabilities that will enhance and differentiate our offerings to service providers. Each of NetSpeak and iBasis will also engage in co-branding and are obligated to engage in co-marketing activities to increase customer awareness of the services offered by each company and to represent each other as a strategic partner.

COMPETITION

The market for international voice and fax call completion services is highly competitive. We face competition from a variety of sources, including large communications service providers with more resources, longer operating histories and more established positions in the telecommunications marketplace, some of whom have begun to develop Internet telephony capabilities. Many of our competitors are larger companies. We also compete with small companies who have focused primarily on Internet telephony. We believe that we compete principally on quality of service, price and bandwidth. We also expect that the ability to offer enhanced service capabilities, including new services, will become an increasingly important competitive factor in the near future.

TELECOMMUNICATIONS COMPANIES AND LONG DISTANCE PROVIDERS.

Large carriers around the world carry a substantial majority of the traffic. These carriers, such as British Telecom and Deutsche Telecom, have started or begun to deploy packet-switched networks for voice and fax traffic. These carriers have substantial resources and have large budgets available for research and development. In addition, several companies, many with significant resources, such as Level 3 and Qwest Communications, are building fiber optic networks, primarily in the United States, for Internet telephony traffic. These networks can be expected to carry voice and fax and these newer companies may expand into international markets.

The nature of the telecommunications marketplace is such that carriers buy from and sell to each other. Major carriers have multiple routes to virtually every destination, and frequently buy and sell based on the strength and capacity to a particular country. We have relationships with many of these carriers and have carried traffic for them in the past. We expect to continue to exchange traffic with many of these companies in the future, even as they begin to devote more resources to competing in the Internet telephony market.

INTERNET TELEPHONY SERVICE PROVIDERS

A number of companies have started Internet telephony operations in last few years. AT&T Clearinghouse, GRIC Communications and ITXC sell international voice and fax over the Internet, and compete directly with us. Other Internet telephony companies, including Net2Phone and deltathree.com, are currently focusing on the retail market and personal computer-based Internet telephony, but may compete with us in the future.

GOVERNMENT REGULATION

UNITED STATES GOVERNMENT REGULATION OF THE INTERNET AND INTERNET TELEPHONY. We believe that under United States law the Internet-related services that we provide constitute information services, rather than telecommunications services. As such, our services are not currently regulated by the Federal Communications Commission or state agencies responsible for regulating telecommunications carriers, although aspects of our operations may be subject to state or federal regulation such as regulations governing universal service funding, confidentiality of communications, copyright and excise taxes. However, several efforts have been made to enact federal legislation that would either regulate or exempt from regulation services provided over the Internet. Therefore, we cannot assure you that Internet-related services such as ours will not be regulated in the future. Increased regulation of the Internet may slow its growth by negatively impacting the cost of doing business over the Internet. This would materially adversely affect our business, financial condition and results of operations.

We also cannot assure you that Internet telephony will continue to be lightly regulated by the FCC and state regulatory agencies. Although the FCC has determined that, at present, information service providers, including Internet telephony providers, are not telecommunications carriers, we cannot be certain that this position will continue. On April 10, 1998, the FCC issued a report to Congress discussing its implementation of certain universal service provisions contained in the 1996 amendments to the Communications Act of 1934. In its report, the FCC stated that it would undertake an examination of whether phone-to-phone Internet telephony should be considered an information service or a telecommunications service. The FCC noted that certain forms of phone-to-phone Internet telephony appeared to lack the characteristics of an information service and to have the same functionality as non-Internet protocol telecommunications services. In addition, the FCC is currently considering whether to impose surcharges and/or other common carrier regulations upon certain providers of Internet telephony, primarily those which, unlike us, provide Internet telephony services to end-users. If the FCC determines that Internet telephony is subject to regulation as a telecommunications service, it may subject providers of Internet telephony services to traditional common carrier regulation and require them to make universal service contributions and pay access charges. It is also possible that the FCC will adopt a regulatory framework for Internet telephony providers different than that applied to traditional common carriers. Finally, Congressional dissatisfaction with the FCC's conclusions regarding Internet telephony could result in legislation requiring the FCC to impose greater or lesser regulation. Any change in the existing regulation of Internet telephony by the FCC or Congress could materially adversely affect our business, financial condition and results of operations.

In addition to the FCC and Congress, state regulatory authorities and legislators may assert jurisdiction over the provision of intrastate Internet telephony services. Some states already have initiated proceedings to examine the regulation of such services. While we do not currently provide intrastate services and have no current plans to do so, additional regulation of Internet telephony by the states could preclude us from entering the intrastate market or make entrance more difficult.

INTERNATIONAL GOVERNMENT REGULATION OF THE INTERNET AND INTERNET TELEPHONY. We provide our Internet telephony services in various countries in Europe, Asia, Latin America, and the Middle East. The regulatory treatment of Internet telephony in these countries varies widely and is subject to constant change. Some countries currently impose little or no regulation on Internet telephony, as in the United States. Conversely, other countries that prohibit or limit competition for traditional voice telephony services generally do not permit Internet telephony or strictly limit the terms under which it may be provided. Still other countries regulate Internet telephony like traditional voice telephony services or determine on a case-by-case basis whether to regulate Internet telephony as a voice service or as another telecommunications service. Finally, in many countries, Internet telephony has not been addressed by legislation or the regulatory authorities. The varying and constantly changing regulation of Internet telephony in the countries in which we currently provide or may provide services may materially adversely affect our business financial condition and results of operations.

The European Union, for example, distinguishes between voice telephony, which may be more heavily regulated by the member states, and other telecommunications services. With regard to Internet telephony, the European Commission concluded in a Communication to the Member States that at present Internet telephony should not be considered voice telephony and thus should not be regulated as such by the member states. However, the Commission noted that providers of Internet telephony whose services satisfied the European Union's definition of voice telephony could be considered providers of voice telephony and could be regulated as such by the member states. Moreover, Commission Communications are not binding on the member states. Therefore, we cannot assure you that the services provided by us in the European Union will not be deemed voice telephony and, accordingly, subject to heightened regulation by one or more European Union countries in the future. We also provide our services in countries where the regulation of Internet telephony is more restrictive than in the United States and the European Union. For example, we have a contractual relationship with China Unicom, the second largest telecommunications company in the People's Republic of China, to provide international Internet telephony and facsimile services in China. China limits competition in the telecommunications industry to several government-owned companies. At present, Internet telephony may be offered only to four companies including China Unicom.

Similarly, we provide our services in other countries in which the regulatory status of Internet telephony is unclear or in the process of development, and in countries in which regulatory processes are not as transparent as in the United States and Europe. Changes in the regulatory regimes of these countries that have the effect of limiting or prohibiting Internet telephony, or that impose new or additional regulatory requirements on providers of such services, may result in our being unable to provide service to one or more countries in which we currently operate. That result could have a material adverse effect on our business, financial condition and results of operations.

In addition, as we expand into additional foreign countries, such countries may assert that we are required to qualify to do business in the particular foreign country, that we are otherwise subject to regulation, or that we are prohibited from conducting our business in that country. Our failure to qualify as a foreign corporation in a jurisdiction in which we are required to do so, or to comply with foreign laws and regulations, would materially adversely affect our business, financial condition and results of operations, including by subjecting us to taxes and penalties and/or by precluding us from, or limiting us in, enforcing contracts in such jurisdictions. Likewise, our customers and partners may be or become subject to requirements to qualify to do business in a particular foreign country, to otherwise comply with regulations, or to cease from conducting business in that country. We cannot be certain that our customers and partners are currently in compliance with regulatory or other legal requirements in their respective countries, that they will be able to comply with existing or future requirements, and/ or that they will continue in compliance with any requirements. The failure of our customers and partners to comply with these requirements could materially adversely affect our business, financial conditions and results of operations.

OTHER UNITED STATES REGULATIONS AFFECTING THE INTERNET. Congress has recently adopted legislation that regulates certain aspects of the Internet, including online content, user privacy, and taxation. In addition, Congress and other federal entities are considering other proposals that would further regulate use of the Internet. For example, Congress is currently considering legislation on a wide range of issues including Internet spamming, database privacy, gambling, pornography and child protection, Internet fraud, privacy, and digital signatures. Similarly, various states have adopted or are considering Internet-related legislation. Increased regulation of the Internet may slow its growth, which may negatively impact the cost of doing business over the Internet and materially adversely impact our business, financial condition and results of operations.

OTHER INTERNATIONAL REGULATIONS AFFECTING THE INTERNET. The European Union also has enacted legislation that affects the Internet. For example, the European Union imposes restrictions on the collection and use of personal data and grants European Union citizens broad rights to access and limit the use of their personal data. United States companies that collect or transmit information over the Internet from individuals in European Union Member States are subject to European Union legislation, which imposes restrictions that are more stringent than existing Internet privacy standards in the United States. Although we do not engage in the collection of personal data for purposes other than routing and billing for our services, the legislation is broadly applicable. The potential effect on us of development in this area is uncertain; however, a prohibition on the export of personal data by us would have a material adverse impact on our business, financial condition and results of operations.

INTELLECTUAL PROPERTY

We regard our copyrights, service marks, trademarks, trade dress, trade secrets and similar intellectual property as critical to our success and we rely on trademark and copyright law, trade secret protection and confidentiality and/or license agreements with our employees, customers, partners and others to protect our proprietary rights. We pursue the registration of our trademarks and service marks in the United States and have applied for the registration of certain of our trademarks and service marks. We have been granted trademark registration for the mark VIP Calling-Registered Trademark- in the United States, and have pending registration applications for the service marks Assured Quality Routing-SM-, Broadbandit-SM- and iBasis-SM-. In addition, we have pending registration for the marks iBasis and iBasis and design in the United States. However, effective protection may not be available in every country in which iBasis has, or will have, a commercial presence.

EMPLOYEES

As of December 31, 1999, we had 147 full-time employees and one part-time employee, with approximately 62 in sales and marketing, 47 in engineering and operations and 38 in general and administrative. As of December 31, 1999, we engaged approximately 51 independent contractors and we employ a limited number of temporary employees. Our employees are not represented by a labor union and we consider our labor relations to be good.

                                  RISK FACTORS

YOU SHOULD CONSIDER CAREFULLY THE FOLLOWING RISKS, ALONG WITH THE OTHER INFORMATION CONTAINED OR INCORPORATED BY REFERENCE IN THIS ANNUAL REPORT ON
FORM 10-K. THE RISKS AND UNCERTAINTIES DESCRIBED BELOW ARE NOT THE ONLY ONES, WHICH MAY AFFECT IBASIS. ADDITIONAL RISKS AND UNCERTAINTIES MAY ALSO ADVERSELY AFFECT IBASIS'S BUSINESS AND OPERATIONS. IF ANY OF THE FOLLOWING EVENTS ACTUALLY OCCURS, IBASIS'S BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS WOULD LIKELY SUFFER, POSSIBLY MATERIALLY.

                        RISKS RELATED TO OUR OPERATIONS

WE HAVE A LIMITED OPERATING HISTORY UPON WHICH TO BASE YOUR INVESTMENT DECISION, AND YOU MAY INACCURATELY ASSESS OUR PROSPECTS FOR SUCCESS.

We were incorporated in August 1996 and first began to offer commercial services in May 1997. Due to our limited operating history, it is difficult for us to predict future results of operations. Moreover, we cannot be sure that we have accurately identified all of the risks to our business, especially because we use new, and in many cases, unproven technologies and provide new services. As a result, our past results and rates of growth may not be a meaningful indicator of our future results of operations. Also, your assessment of the prospects for our success may prove inaccurate.

WE HAVE A HISTORY OF OPERATING LOSSES, ANTICIPATE LOSSES FOR THE FORESEEABLE FUTURE AND MAY NEVER BECOME PROFITABLE.

We incurred net losses of $21.1 million during fiscal 1999. As of December 31, 1999, we had an accumulated deficit of $27.8 million. We expect to continue incurring operating losses and negative cash flows as we incur significant operating expenses and make capital investments in our business. Our future profitability will depend on our being able to deliver calls over our network at a cost to us that is less than what we are able to charge for our calls. Our costs to deliver calls are dependent on a number of factors, including the countries to which we direct calls and whether we are able to use the Internet, rather than another component of our network or more expensive back-up networks, to deliver calls. The prices that we are able to charge to deliver calls over our network vary, based primarily on the prices currently prevailing in the international long distance carrier market to specific countries. While we are currently able to terminate a substantial number of the calls carried over our network profitably on an operating basis, we have been unable to operate our entire network profitably on an operating basis for sustained periods of time. We may not ever generate sufficient revenues, or reduce costs, to permit us to achieve profitability. Even if we do become profitable, we may not sustain or increase profitability on a quarterly or annual basis in the future. See "Selected Financial Data" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" for detailed information on our history of losses and anticipation of continued losses.

FLUCTUATIONS IN OUR QUARTERLY RESULTS OF OPERATIONS THAT RESULT FROM VARIOUS FACTORS INHERENT IN OUR BUSINESS MAY CAUSE THE MARKET PRICE OF OUR COMMON STOCK TO FALL.

Our revenue and results of operations have fluctuated and may continue to fluctuate significantly from quarter to quarter in the future due to a number of factors, many of which are not in our control, including, among others:

    - the amount of traffic we are able to sell to our customers, and their decisions on whether to route traffic over our network;

    - pricing pressure in the international long distance market;

    - the percentage of traffic that we are able to carry over the Internet, or over our dedicated international private circuit lines, rather than over the more costly traditional public-switched telephone network;

    - loss of arbitrage opportunities resulting from declines in international settlement rates or tariffs;

    - our ability to negotiate changes in the termination fees charged by our local providers when our margins deteriorate;

    - capital expenditures required to expand or upgrade our network;

    - changes in call volume among the countries to which we complete calls;

    - technical difficulties or failures of our network systems or third-party delays in expansion or provisioning system problems;

    - our ability to offer value-added services that are appealing to the market; and

    - currency fluctuations in countries where we operate.

Because of these factors, you should not rely on quarter-to-quarter comparisons of our results of operations as an indication of our future performance. It is possible that, in future periods, our results of operations will be significantly lower than the estimates of public market analysts and investors. Such a discrepancy could cause the price of our common stock to decline significantly.

THE MARKET PRICE OF OUR SHARES MAY EXPERIENCE EXTREME PRICE AND VOLUME FLUCTUATIONS FOR REASONS OVER WHICH WE HAVE LITTLE CONTROL.

The stock market has, from time to time, experienced, and is likely to continue to experience, extreme price and volume fluctuations. Prices of securities of Internet-related companies have been especially volatile and have often fluctuated for reasons that are unrelated to the operating performance of the affected companies. The market price of shares of our common stock has fluctuated greatly since our initial public offering and could continue to fluctuate due to a variety of factors. In the past, companies that have experienced volatility in the market price of their stock have been the objects of securities class action litigation. If we were the object of securities class action litigation, it could result in substantial costs and a diversion of our management's attention and resources. For more information on the market price of shares of our common stock, see "Market Information."

WE MAY NEVER GENERATE SUFFICIENT REVENUE TO ATTAIN PROFITABILITY IF TELECOMMUNICATIONS CARRIERS AND OTHER COMMUNICATIONS SERVICE PROVIDERS ARE RELUCTANT TO USE OUR SERVICES OR DO NOT USE OUR SERVICES, INCLUDING ANY NEW SERVICES, IN SUFFICIENT VOLUME.

If the market for Internet telephony and new services does not develop as we expect, or develops more slowly than expected, our business, financial condition and results of operations will be materially and adversely affected.

Our customers may be reluctant to use our services for a number of reasons, including:

    - perceptions that the quality of voice transmitted over the Internet is low;

    - perceptions that Internet telephony is unreliable; and

    - our inability to deliver traffic over the Internet with significant cost advantages.

The growth of our business depends on carriers and other communications service providers generating an increased volume of international voice and fax traffic and selecting our network to carry at least some of this traffic. If the volume of international voice and fax traffic fails to increase, or decreases, and these third-parties do not employ our network, our ability to become profitable will be materially and adversely affected.

On February 3, 2000, we announced our intention to deploy Cisco Systems' uOne-TM- application on the iBasis Network, thereby allowing communications service providers to provide unified communications services to their end-user customers over our network. We cannot assure you that communications service providers and their end-user customers will be receptive to, and subscribe for, any unified communications services we are able to offer, or any other additional services we elect to deploy on our network. Any perceived problems with the reliability or functionality of any new services that we offer could discourage communications service providers from offering these services to their customers. In addition, the development of new services, such as unified communications, may require substantial capital expenditures to be made well in advance of generating any revenue from such services or demonstrating any market acceptance of such services. If carriers and communications service providers do not employ our network to offer any new services to their customers, or if their customers do not subscribe for the services when offered, our results of operations will be materially adversely affected.

We cannot assure you that end-users will continue to purchase services from our customers or that our customers will maintain a demand for our services.

WE MAY FACE QUALITY AND CAPACITY PROBLEMS OVER OUR NETWORK UPON FAILURES BY THIRD PARTIES.

VENDORS. We rely upon third-party vendors to provide us with the equipment and software that we use to transfer and translate calls from traditional voice networks to the Internet, and vice versa. For example, we purchase substantially all of our Internet telephony equipment from Cisco Systems. We cannot assure you that we will be able to continue purchasing such equipment and software from Cisco on acceptable terms, if at all. If we become unable to purchase from Cisco the equipment needed to maintain and expand our network as currently configured, we may not be able to maintain or expand our network to accommodate growth and we may consequently be unable to grow revenues sufficiently to become profitable.

PARTIES THAT MAINTAIN PHONE AND DATA LINES. Our business model depends on the availability of the Internet to transmit voice and fax calls, and to provide other value-added services. Third parties maintain, and in many cases own, the traditional voice networks as well as data networks and other components that comprise the Internet. Some of these third parties are national telephone companies. They may increase their charges for using these lines at any time and decrease our profitability. They may also fail to properly maintain their lines and disrupt our ability to provide service to our customers. Any failure by these third parties to maintain these lines and networks that leads to a material disruption of our ability to complete calls over the Internet could discourage our customers from using our network, which could have the effect of delaying or preventing our ability to become profitable.

LOCAL COMMUNICATIONS SERVICE PROVIDERS. We maintain relationships with local communications service providers in many countries, some of whom own the equipment that translates voice to data in that country. We rely upon these third parties to both provide lines over which we complete calls and to increase their capacity when necessary as the volume of our traffic increases. There is a risk that these third parties may be slow, or fail, to provide lines, which would affect our ability to complete calls to those destinations. We cannot assure you that we will be able to continue our relationships with these local service providers on acceptable terms, if at all. Because we rely upon entering into relationships with local service providers to expand into additional countries, we cannot assure you that we will be able to increase the number of countries to which we provide service. We also may not be able to enter into relationships with enough overseas local service providers to handle increases in the volume of calls that we receive from our customers. Finally, any technical difficulties that these providers suffer would affect our ability to transmit calls to the countries that those providers help serve.

STRATEGIC RELATIONSHIPS. We depend in part on our strategic relationships to expand our distribution channels and develop and market our services. In particular, we depend in large part on our joint marketing and product development efforts with Cisco Systems to achieve market acceptance and brand recognition in certain markets. Cisco or other strategic relationship partners may choose not to renew existing arrangements on commercially acceptable terms, if at all. In general, if we lose this key strategic relationship, or if we fail to develop new relationships in the future, our ability to expand the scope and capacity of our network, and to maintain state-of-the-art technology, would be materially adversely affected.

WE MAY NOT BE ABLE TO SUCCEED IN THE INTENSELY COMPETITIVE MARKET FOR OUR SERVICES.

The market for Internet voice, fax and other value-added services is extremely competitive and will likely become more competitive. Internet protocol and Internet telephony service providers, such as GRIC Communications and ITXC Corp., route traffic to destinations worldwide and compete directly with us. Also, Internet telephony service providers, such as Net2Phone, that presently focus on retail customers may in the future enter our market and compete with us. In addition, major telecommunications carriers, such as AT&T, Deutsche Telekom, MCI WorldCom and Qwest Communications, have all entered or announced plans to enter the Internet telephony market. Many of these companies are larger than we are and have substantially greater managerial and financial resources than we do. Intense competition in our markets can be expected to continue to put downward pressure on prices and adversely affect our profitability. We cannot assure you that we will be able to compete successfully against our competitors and we may lose customers or fail to grow our business as a result of this competition.

WE ARE SUBJECT TO DOWNWARD PRICING PRESSURES AND A CONTINUING NEED TO RENEGOTIATE OVERSEAS RATES WHICH COULD DELAY OR PREVENT OUR PROFITABILITY.

As a result of numerous factors, including increased competition and global deregulation of telecommunications services, prices for international long distance calls have been decreasing. This downward trend of prices to end-users has caused us to lower the prices we charge communications service providers for call completion on our network. If this downward pricing pressure continues, we cannot assure you that we will be able to offer Internet telephony services at costs lower than, or competitive with, the traditional voice network services with which we compete. Moreover, in order for us to lower our prices, we have to renegotiate rates with our overseas local service providers who complete calls for us. We may not be able to renegotiate these terms favorably enough, or fast enough, to allow us to continue to offer services in a particular country. The continued downward pressure on prices and our failure to renegotiate favorable terms in a particular country would have a material adverse effect on our ability to operate our network and business profitably.

A VARIETY OF RISKS ASSOCIATED WITH OUR INTERNATIONAL OPERATIONS COULD MATERIALLY ADVERSELY AFFECT OUR BUSINESS.

Because we provide substantially all of our services internationally, we are subject to additional risks related to operating in foreign countries. These risks include:

    - unexpected changes in tariffs, trade barriers and regulatory requirements relating to Internet access or Internet telephony;

    - economic weakness, including inflation, or political instability in particular foreign economies and markets;

    - difficulty in collecting accounts receivable;

    - foreign taxes; and

    - foreign currency fluctuations, which could result in increased operating expenses and reduced revenues.

These and other risks associated with our international operations may materially adversely affect our ability to attain or maintain profitable operations.

During the fiscal year ended December 31, 1999, 49% of our revenue was generated by delivering calls to Asian countries, 18% of our revenue was generated by delivering calls to Middle Eastern countries, and 22% of our revenue was generated by delivering calls to Latin America. Many countries in these geographic regions have experienced political and economic instability over the past decade. Repeated political or economic instability in countries to which we deliver substantial volumes of traffic could lead to difficulties in completing calls through our regional service providers or decreased call volume to such countries.

IF WE ARE NOT ABLE TO KEEP UP WITH RAPID TECHNOLOGICAL CHANGE IN A COST-EFFECTIVE WAY, THE RELATIVE QUALITY OF OUR SERVICES COULD SUFFER.

The technology upon which our services depend is changing rapidly. Significant technological changes could render the equipment which we use obsolete, and competitors may begin to offer new services that we are unable to offer. We must adapt to our rapidly changing market by continually improving the responsiveness, reliability, services and features of our network and by developing new features and applications to meet customer needs. If we are unable to successfully respond to these developments or do not respond in a cost-effective way, we may not be able to offer competitive services.

WE MAY NOT BE ABLE TO EXPAND AND UPGRADE OUR NETWORK ADEQUATELY TO ACCOMMODATE ANY FUTURE GROWTH.

Our business requires that we handle a large number of international calls simultaneously. As we expand our operations, we expect to handle significantly more calls. We will need to expand and upgrade our hardware and software to accommodate such increased traffic. If we do not expand and upgrade quickly enough, we will not have sufficient capacity to handle the traffic and our operating performance would suffer. Consequently, we could develop a negative reputation with our customers and lose business.

IF WE FAIL TO MANAGE OUR GROWTH, WE COULD LOSE CUSTOMERS.

We have grown rapidly to date and expect to continue to grow rapidly. In order to increase the number of our customers and the size of our operations, we will need to improve our administrative, accounting, operating systems and controls. We may need to redesign several internal systems. Our attention to these matters may distract us from other aspects of our business. Moreover, failure to implement new systems and controls may hamper our ability to provide services to customers and may impair the quality of our services which could result in the loss of customers.

OUR REVENUE WOULD DECLINE SIGNIFICANTLY IF WE LOSE ONE OR MORE OF OUR MOST SIGNIFICANT CUSTOMERS.

We generate much of our revenue from a limited number of customers. During the fiscal year ended December 31, 1999, three customers, World Access Telecom Group, MCI WorldCom and WorldxChange Communications, accounted for approximately 29% of our net revenue. Customers may discontinue their use of our services at any time, and without notice. Therefore, in any given quarter, we would lose a significant amount of revenue if we lost one or more major customers.

WE DEPEND ON OUR KEY PERSONNEL AND MAY HAVE DIFFICULTY ATTRACTING AND RETAINING THE SKILLED EMPLOYEES WE NEED TO EXECUTE OUR GROWTH PLANS.

WE DEPEND HEAVILY ON OUR KEY MANAGEMENT. Our future success will depend, in large part, on the continued service of our key management and technical personnel, including Ofer Gneezy, our President and Chief Executive Officer, Gordon VanderBrug, our Executive Vice President, Michael

Hughes, our Chief Financial Officer, John Henson, our Vice President, Engineering & Operations and Charles Giambalvo, our Senior Vice President of Worldwide Sales. If any of these individuals is unable or unwilling to continue in their present positions, our business, financial condition and results of operations would suffer. We do not carry key person life insurance on our personnel. While each of the individuals named above has entered into an employment agreement with us, these agreements do not ensure their continued employment with us.

WE WILL NEED TO ATTRACT SKILLED PERSONNEL TO EXECUTE OUR GROWTH PLANS. Our future success will depend, in large part, on our ability to attract, retain and motivate highly skilled employees, particularly engineering and technical personnel. Competition for such employees in our industry is intense. We have from time to time in the past experienced, and we expect to continue to experience in the future, difficulty in hiring and retaining employees with appropriate qualifications. We may not be able to retain our employees or attract, assimilate or retain other highly qualified employees in the future. If we do not succeed in attracting and retaining skilled personnel, we may not be able to grow at a sufficient rate to attain profitable operations.

A FAILURE TO OBTAIN NECESSARY ADDITIONAL CAPITAL IN THE FUTURE ON ACCEPTABLE TERMS COULD PREVENT US FROM EXECUTING OUR BUSINESS PLAN.

We expect to need additional capital in the future to fund our operations, finance investments in equipment and corporate infrastructure, expand our network, increase the range of services we offer and respond to competitive pressures and perceived opportunities. Cash flow from operations, cash on hand and funds from this offering may not be sufficient to cover our operating expenses and capital investment needs. We cannot assure you that additional financing will be available on terms acceptable to us, if at all. A failure to obtain additional funding could prevent us from making expenditures that are needed to allow us to grow or maintain our operations.

If we raise additional funds by selling equity securities, the relative equity ownership of our existing investors could be diluted or the new investors could obtain terms more favorable than previous investors. If we raise additional funds through debt financing, we could incur significant borrowing costs. The failure to obtain additional financing when required could result in us being unable to grow as required to attain profitable operations.

IF WE ARE UNABLE TO PROTECT OUR INTELLECTUAL PROPERTY, OUR COMPETITIVE POSITION WOULD BE ADVERSELY AFFECTED.

We rely on trademark and copyright law, trade secret protection and confidentiality and/or license agreements with our employees, customers, partners and others to protect our intellectual property. Despite our precautions, however, unauthorized third parties may copy our services or reverse engineer or obtain and use information that we regard as proprietary. End-user license provisions protecting against unauthorized use, copying, transfer and disclosure of any licensed program may be unenforceable under the laws of certain jurisdictions and foreign countries. While we do not have any patents pending, we may seek to patent certain software or equipment in the future. We do not know if any of our future patent applications will be issued with the scope of the claims we seek, if at all. In addition, the laws of some foreign countries do not protect proprietary rights to the same extent as do the laws of the United States. Our means of protecting our proprietary rights in the United States or abroad may not be adequate and third parties may infringe or misappropriate our copyrights, trademarks and similar proprietary rights. If we fail to protect our intellectual property and proprietary rights, our business, financial condition and results of operations would suffer.

We believe that we do not infringe upon the proprietary rights of any third party, and no third party has asserted a patent infringement claim against us. It is possible, however, that such a claim might be asserted successfully against us in the future. Our ability to provide our services depends on our freedom to operate. That is, we must ensure that we do not infringe upon the proprietary rights of others or have licensed all such rights. We have not requested or obtained an opinion from counsel as to whether our services infringe upon the intellectual property rights of any third parties. A party making an infringement claim could secure a substantial monetary award or obtain injunctive relief which could effectively block our ability to provide services in the United States or abroad.

If any of these risks materialize, we could be forced to suspend operations, to pay significant amounts to defend our rights, and a substantial amount of the attention of our management may be diverted from our ongoing business, each of which could materially adversely affect our ability to attain or maintain profitability.

We rely on a variety of technology, primarily software, that we license from third parties. Continued use of this technology by us may require that we purchase new or additional licenses from third parties. There can be no assurances that we can obtain those third-party licenses needed for our business or that the third party technology licenses that we do have will continue to be available to us on commercially reasonable terms or at all. The loss or inability to maintain or obtain upgrades to any of these technology licenses could result in delays or breakdowns in our ability to continue developing and providing our services or to enhance and upgrade our services.

WE MAY UNDERTAKE STRATEGIC ACQUISITIONS IN THE FUTURE AND ANY DIFFICULTIES FROM INTEGRATING SUCH ACQUISITIONS COULD DAMAGE OUR ABILITY TO ATTAIN OR MAINTAIN PROFITABILITY.

We may acquire businesses and technologies that complement or augment our existing businesses, services and technologies. Integrating any newly acquired businesses or technologies could be expensive and time-consuming. We may not be able to integrate any acquired business successfully. Moreover, we may need to raise additional funds through public or private debt or equity financing to acquire any businesses, which may result in dilution for stockholders and the incurrence of indebtedness. We may not be able to operate acquired businesses profitably or otherwise implement our growth strategy successfully.

PROVISIONS OF OUR GOVERNING DOCUMENTS AND DELAWARE LAW COULD DISCOURAGE ACQUISITION PROPOSALS OR DELAY A CHANGE IN CONTROL.

Our certificate of incorporation and by-laws contain anti-takeover provisions, including those listed below, that could make it more difficult for a third party to acquire control of our company, even if that change in control would be beneficial to stockholders:

    - our board of directors has the authority to issue common stock and preferred stock, and to determine the price, rights and preferences of any new series of preferred stock, without stockholder approval;

    - our board of directors is divided into three classes, each serving three-year terms;

    - stockholders need a supermajority of votes to amend key provisions of our certificate of incorporation and by-laws;

    - there are limitations on who can call special meetings of stockholders;

    - stockholders may not take action by written consent; and

    - stockholders must provide specified advance notice to nominate directors or submit stockholder proposals.

In addition, provisions of Delaware law and our stock option plan may also discourage, delay or prevent a change of control of our company or unsolicited acquisition proposals.

YEAR 2000 PROBLEMS COULD RESULT IN DISRUPTIONS OF OUR BUSINESS.

Many currently installed computer systems and software products only accept two digits to identify the year in any date. Therefore, the year 2000 will appear as "00," which the system might consider to be the year 1900 rather than the year 2000. While we have not experienced disruptions as a result of year 2000 issues to date, as yet unidentified problems could arise and result in system failures, delays or miscalculations causing disruptions to our operations.

The failure of our network or of any systems maintained by third parties to be year 2000 compliant could:

    - cause a complete disruption of our Internet telephony services to any or all countries;

    - cause a disruption of our billing cycles;

    - cause us to incur significant expenses to remedy any problems;

    - impose unmanageable burdens on our technical support staff; and

    - cause customers or partners to be dissatisfied with our network and services.

         RISKS RELATED TO THE INTERNET AND INTERNET TELEPHONY INDUSTRY

IF THE INTERNET DOES NOT CONTINUE TO GROW AS A MEDIUM FOR VOICE AND FAX COMMUNICATIONS, OUR BUSINESS WILL SUFFER.

The technology that allows voice and fax communications over the Internet, and the delivery of other value-added services, is still in its early stages of development. Historically, the sound quality of calls placed over the Internet was poor. As the Internet telephony industry has grown, sound quality has improved, but the technology requires further refinement. Additionally, as a result of the Internet's capacity constraints, callers could experience delays, errors in transmissions or other interruptions in service. Transmitting telephone calls over the Internet must also be accepted as an alternative to traditional voice and fax service by communications service providers. Because the Internet telephony market is new and evolving, predicting the size of this market and its growth rate is difficult. If our market fails to develop, then we will be unable to grow our customer base and our results of operations will be adversely affected.

IF THE INTERNET INFRASTRUCTURE IS NOT ADEQUATELY MAINTAINED, WE MAY BE UNABLE TO MAINTAIN THE QUALITY OF OUR SERVICES AND PROVIDE THEM IN A TIMELY AND CONSISTENT MANNER.

Our future success will depend upon the maintenance of the Internet infrastructure, including a reliable network backbone with the necessary speed, data capacity and security for providing reliability and timely Internet access and services. To the extent that the Internet continues to experience increased numbers of users, frequency of use or bandwith requirements, the Internet may become congested and be unable to support the demands placed on it and its performance or reliability may decline thereby impairing our ability to complete calls using the Internet at consistently high quality. The Internet has experienced a variety of outages and other delays as a result of failures of portions of its infrastructure or otherwise. Any future outages or delays could adversely affect our ability to complete calls. Moreover, critical issues concerning the commercial use of the Internet, including security, cost, ease of use and access, intellectual property ownership and other legal liability issues, remain unresolved and could materially and adversely affect both the growth of Internet usage generally and our business in particular.

WE CANNOT BE CERTAIN THAT OUR ABILITY TO PROVIDE OUR COMMUNICATIONS SERVICES USING THE INTERNET WILL NOT BE ADVERSELY AFFECTED BY COMPUTER VANDALISM.

Recently, computer vandals have caused certain leading Internet sites to shut down temporarily and have materially affected the performance of the Internet during key business hours by bombarding targeted sites with numerous false requests for data. While we do not operate any websites like those recently affected, we do rely on the Internet to deliver our international communications services. If the overall performance of the Internet is seriously downgraded by such website attacks or other acts of computer vandalism, our ability to deliver our communication services over the Internet could be adversely impacted, which could cause us to have to increase the amount of traffic we have to carry over alternative networks, including the more costly public-switched telephone network. In addition, traditional business interruption insurance may not cover losses we could incur because of any such disruption of the Internet. While some insurers are beginning to offer insurance products purporting to cover these losses, we do not have any of this insurance at this time.

INTERNATIONAL GOVERNMENTAL REGULATION AND LEGAL UNCERTAINTIES COULD LIMIT OUR ABILITY TO PROVIDE OUR SERVICES OR MAKE THEM MORE EXPENSIVE.

The regulatory treatment of Internet telephony outside of the United States varies widely from country to country. A number of countries currently prohibit or limit competition in the provision of traditional voice telephony services. Some countries prohibit, limit or regulate how companies provide Internet telephony. Some countries have indicated they will evaluate proposed Internet telephony service on a case-by-case basis and determine whether to regulate it as a voice service or as another telecommunications service, and in doing so potentially imposing settlement rates on Internet telephony providers. Finally, many countries have not yet addressed Internet telephony in their legislation or regulations. Increased regulation of the Internet and/or Internet telephony providers, or the prohibition of Internet telephony in one or more countries, could limit our ability to provide our services or make them more expensive.

In addition, as we make our services available in foreign countries, and as we work to enable sales by our customers to end-users in foreign countries, such countries may claim that we are required to qualify to do business in that particular country, that we are otherwise subject to regulation, including requirements to obtain authorization, or that we are prohibited in all cases from conducting our business in that foreign country. Our failure to qualify as a foreign corporation in a jurisdiction in which we are required to do so or to comply with foreign laws and regulations could seriously restrict our ability to provide services in such jurisdiction, or limit our ability to enforce contacts in that jurisdiction. Our customers also currently are, or in the future may become, subject to these same requirements. We cannot assure you that our customers are currently in compliance with any such requirements or that they will be able to continue to comply with any such requirements. The failure of our customers to comply with applicable laws and regulations could prevent us from being able to conduct business with them. Additionally, it is possible that laws may be applied by the United States and/or other countries to transport services provided over the Internet, including laws governing:

    - sales and other taxes;

    - user privacy;

    - pricing controls;

    - characteristics and quality of products and services;

    - consumer protection;

    - cross-border commerce, including laws that would impose tariffs, duties and other import restrictions;

    - copyright, trademark and patent infringement; and

    - claims based on the nature and content of Internet materials, including defamation, negligence and the failure to meet necessary obligations.

If foreign governments or other bodies begin to regulate or prohibit Internet telephony, this regulation could have a material adverse effect on our ability to attain or maintain profitability.

WE MAY BE REQUIRED TO SUSPEND OR DISCONTINUE OUR OPERATIONS IN ISRAEL WHICH WOULD PREVENT US FROM GENERATING REVENUE BY COMPLETING CALLS TO THAT COUNTRY.

On October 6, 1999, our Israeli operations manager received a letter from the Israel Ministry of Communications alleging that our termination in Israel of international calls placed with calling cards from outside Israel and carried over the Internet, as described on our website, constituted the unauthorized provision of telecommunications services under Israeli law. This letter stated that we must immediately cease to supply these services. We and our Israeli telecommunications counsel initiated discussions with the Ministry of Communications, however the Ministry has not pursued this matter further. As of the date of this annual report, we are unable to predict whether we will be forced to suspend or discontinue operations in Israel as a result of this action by the Ministry of Communications. We believe that we have valid defenses to the claims made in the letter and we have continued to terminate calls in Israel. In the event that we are unable to prevail in our discussions with the Ministry of Communications, we may be forced to suspend or permanently discontinue our operations in Israel. If we are required to suspend or permanently discontinue our operations in Israel, we will no longer be able to generate revenue from the termination of international traffic in Israel and our ability to increase our net revenue and achieve profitability will be adversely affected. For the period from inception, August 2, 1996, to December 31, 1996 and the years ended December 31, 1997, 1998 and 1999, we generated net revenue from our operations in Israel of approximately $0, $0, $261,000, and $2.2 million, respectively.

THE TELECOMMUNICATIONS INDUSTRY IS SUBJECT TO DOMESTIC GOVERNMENTAL REGULATION AND LEGAL UNCERTAINTIES WHICH COULD PREVENT US FROM EXECUTING OUR BUSINESS PLAN.

While the Federal Communications Commission has tentatively decided that information service providers, including Internet telephony providers, are not telecommunications carriers for regulatory purposes, various companies have challenged that decision. Congress is dissatisfied with the conclusions of the FCC and the FCC could impose greater or lesser regulation on our industry. The FCC is currently considering, for example, whether to impose surcharges or other regulations upon certain providers of Internet telephony, primarily those that, unlike us, provide Internet telephony services to end-users located within the United States.

Aspects of our operations may be, or become, subject to state or federal regulations governing universal service funding, disclosure of confidential communications and copyright and excise taxes. We cannot assure you that government agencies will not increasingly regulate Internet-related services. Increased regulation of the Internet may slow its growth. This regulation may also negatively impact the cost of doing business over the Internet and materially adversely affect our ability to attain or maintain profitability.

                                   MANAGEMENT

DIRECTORS, EXECUTIVE OFFICERS AND KEY EMPLOYEES

The directors, executive officers and key employees of iBasis, and their ages as of January 31, 2000, are as follows.

NAME                                     AGE                              POSITION
----                                   --------                           --------
EXECUTIVE OFFICERS AND DIRECTORS

  Ofer Gneezy (1)....................     48      President and Chief Executive Officer, Director
  Gordon J. VanderBrug...............     56      Executive Vice President, Director
  Michael J. Hughes..................     37      Vice President, Finance and Chief Financial Officer
  John G. Henson, Jr.................     57      Vice President, Engineering and Operations
  Charles Giambalvo..................     44      Senior Vice President of Worldwide Sales
  Charles N. Corfield (2)............     40      Director
  John Jarve (1).....................     44      Director
  Izhar Armony (1)(2)................     36      Director
  Robert Maginn......................     43      Director
  Charles S. Houser..................     56      Director
  Charles M. Skibo (1)...............     61      Director
  Carl Redfield (2)..................     52      Director

KEY EMPLOYEES

  Dan Powdermaker....................     36      Vice President, Europe, Middle East and Africa
  Gerald E. O'Loughlin...............     35      Vice President, North America
  Juan Bergelund.....................     43      Vice President, Latin America
  Craig Inouye.......................     38      Vice President, Asia
  Matthew Kristin....................     37      Chief Information Officer and Vice President of
                                                  Information Systems
  Mary Cogan.........................     51      Vice President of Human Resources

------------------------

(1) Member of the Compensation Committee.

(2) Member of the Audit Committee.

MR. GNEEZY has served as the President, Chief Executive Officer and as a director of iBasis since our formation in August 1996. From 1994 to 1996, Mr. Gneezy was President of Acuity Imaging, Inc., a multinational public company focused on the industrial automation industry. From 1980 to 1994, prior to being renamed Acuity Imaging in connection with a merger with Itran, Mr. Gneezy was an executive of Automatix Inc., a public industrial automation company, most recently serving as its President and Chief Executive Officer. Mr. Gneezy graduated from Tel-Aviv University, obtained his Masters of Science from the Massachusetts Institute of Technology and is a graduate of the Advanced Management Program of the Harvard Business School.

DR. VANDERBRUG has served as Executive Vice President and as a director of iBasis since October 1996. From 1991 to 1996, Dr. VanderBrug was the Director of Marketing, Electronic Imaging Systems of Polaroid Corporation. In 1980 Dr. VanderBrug co-founded Automatix, Inc. Dr. VanderBrug received his B.A. in mathematics from Calvin College, an M.A. in mathematics from Wayne State University, and his Ph.D. in computer science from the University of Maryland.

MR. HUGHES has served as Vice President of Finance and Administration and Chief Financial Officer of iBasis since August 1998. From 1995 to 1998, Mr. Hughes was Director of Finance/Controller at Teleport Communications Group, a provider of local and long distance telecommunications services, including voice, data, and Internet services. Prior to joining TCG in 1995, Hughes held various financial positions at Houghton Mifflin Company and previously served as an auditor at KPMG Peat Marwick. Mr. Hughes received a B.S. in accounting from Bentley College and an M.B.A. in finance from Babson College. Mr. Hughes is a certified public accountant.

MR. HENSON has served as Vice President, Engineer ing and Operations of iBasis since 1998. Prior to joining iBasis, Mr. Henson was Vice President, Network Operations at LCI International Inc., a telecommunications company that was recently acquired by Qwest Communications. From 1992 to 1996, Mr. Henson was a Senior Vice President at BancOne Services Corporation, where he was responsible for telecommunications and data communications services.

MR. GIAMBALVO has served as Senior Vice President of Worldwide Sales of iBasis since January 2000. From 1998 to 1999, Mr. Giambalvo was the president of VocalTec Communications, Inc., a company that helped pioneer commercial Internet telephony. Prior to joining VocalTec, in 1998, Mr. Giambalvo was vice president of sales at Stratus Computer, a computer maker. From 1990 to 1998, Mr. Giambalvo was the senior vice president of sales and customer service at ECI Telecom, Inc., a leading manufacturer of telecommunications transmission equipment. Mr. Giambalvo received an M.S. in telecommunications management from Golden Gate University and a B.S. in electrical engineering and a B.F.A in communications from The New York Institute of Technology.

MR. CORFIELD has been a director of iBasis since September 1997. Mr.Corfield has been a partner at each of Whitman Capital and Mercury Capital, both investment firms, since 1996. Mr. Corfield serves on the board of directors of Liberate Technologies, a web-based, enhanced television company. Mr. Corfield co-founded Frame Technology, a software company, in 1986 and was a member of its board of directors and its Chief Technology Officer until it was acquired by Adobe Systems in 1995.

MR. JARVE has been a director of iBasis since August 1998. Since 1985, Mr. Jarve has been employed by Menlo Ventures, a venture capital firm focused on the software, communications, health care, and Internet sectors, where he currently serves as a general partner and managing director. Mr. Jarve serves on the board of directors of Digital Insight Corporation, a provider of Internet banking services. Mr. Jarve received a B.S. and M.S. in electrical engineering from the Massachusetts Institute of Technology and an M.B.A. from Stanford University.

MR. ARMONY has been a director of iBasis since August 1998. He is currently a partner at Charles River Ventures, a venture capital firm. Mr. Armony was an associate with General Atlantic Partners in 1996. From 1988 to 1995, Mr. Armony was the Vice President of Marketing and Business Development at Onyx Interactive. Mr. Armony received an M.A. in cognitive psychology from the University of Tel Aviv, an M.A. in international studies from the University of Pennsylvania, and an M.B.A. from Wharton.

MR. MAGINN has been a director of iBasis since November 1997. Since 1983, Mr. Maginn has been employed by Bain & Company, Inc., a strategy consulting firm. Mr. Maginn currently serves as an officer and director of Bain & Company, Inc.

MR. HOUSER has been a director of iBasis since October 1997. He is currently a principal and managing director of Seruus Capital Partners, LP and Seruus Telecom Fund, LP. Mr. Houser is the Chairman and Chief Executive Officer of State Communications Inc. (d/b/a Trivergent Communications), a telecommunications company. He was Executive Vice President of LCI International, a long-distance company, from October 1995 until May 1996. Prior to that date, he was Chairman and CEO of Corporate Telemanagement Group from its inception in November 1989 until its sale to LCI International in September 1995.

MR. SKIBO has been a director of iBasis since September 1999. Currently, Mr. Skibo is the Chief Executive Officer and Chairman of Colo.com, a provider of facilities and co-location services to the communication and information technology industries. Since 1994, Mr. Skibo has served as Chairman and Chief Executive Officer of Strategic Enterprises and Communications, Inc., a venture capital firm.

Mr. Skibo also serves as Chairman and Chief Executive Officer of Allied Telecommunications, a communications company. From 1985 to 1987, Mr. Skibo was President and CEO of US Sprint and its predecessor company, U.S. Telecom.

MR. REDFIELD has been a director of iBasis since September 1999. Mr. Redfield has been Senior Vice President, Manufacturing and Logistics of Cisco since February 1997. From September 1993 to February 1997, Mr. Redfield was Vice President of Manufacturing at Cisco. Mr. Redfield also is a director of CTC Communications Corp., and VA Linux Systems, Inc. Mr. Redfield received a B.S. in Materials Engineering from Rensselaer Polytechnic Institute.

MR. POWDERMAKER has served as Vice President, Asia of iBasis since 1998, prior to that, from 1997 to 1998, Mr. Powdermaker was our Director of Carrier Sales. From 1996 to 1997, Mr. Powdermaker was client business manager of BCS Global Markets, a networking services division of AT&T focused on the world's 2,000 largest telecommunications users. From 1995 to 1996, Mr. Powdermaker was a sales manager with AT&T. In 1994, Mr. Powdermaker was employed in a business development position with MFS Communications Company. Mr. Powdermaker received an A.B. in political science from Boston College and an M.A. in Latin American studies and M.B.A. in finance and marketing from the University of Chicago's Graduate School of Business.

MR. O'LOUGHLIN has served as Vice President, North America of iBasis since
June 1999. From December 1998 to May 1999, Mr. O'Loughlin was our Director of Carrier Sales. Prior to joining iBasis, Mr. O'Loughlin was General Manager for Allied Communication Holdings. From July 1997 until April 1998, Mr. O'Loughlin was a vice president of carrier services at Arbinet Communications. From October 1994 to June 1997, Mr. O'Loughlin served as Director of Carrier Sales for TresCom International.

MR. BERGELUND has served as Vice President, Latin America of iBasis since December 1998. From March 1996 to 1998, Mr. Bergelund was Chief Operating Officer of IPTEL--Americas Exchange, Inc., a start-up Latin American Internet telephony network. From 1992 to 1996, Mr. Bergelund was a senior manager consultant at Oracle Corporation's Latin America Division. Mr. Bergelund received a B.S. in Electrical Engineering and an M.S. in telecommunications engineering from the Instituto de Ciencias JEN, Madrid, Spain.

MR. INOUYE has served as Vice President, Asia for iBasis since January 2000. From 1998 to 2000, Mr. Inouye was director of international business development and carrier sales for DirectNet Telecommunications, a provider of wholesale international telecommunications products and services. From 1986 to 1998, Mr. Inouye served in a variety of managerial and sales positions, including regional director for international relations, with GTE Hawaiian Telephone Company. Mr. Inouye received a B.A. in business administration from the University of Hawaii.

MR. KRISTIN has served as the Chief Information Officer of iBasis since
June 1999 and Vice President of Information Systems since December 1999. From 1994 to 1999, Mr. Kristin served as manager of workflow solutions for Concert Communication Services, a global telecommunications carrier.

MS. COGAN has served as Vice President of Human Resources of iBasis since January 2000. From 1997 to 1999, Ms. Cogan was a human resources consultant with MSC Associates, a human resource consulting group. From 1994 to 1997, Ms. Cogan served as the senior director of human resources for Cascade Communications Corp., a global provider of wide area networking products and services for the telecommunications and Internet industries. In addition, Ms. Cogan has held human resource positions as Summa Four, Inc., Northern Telecom and Data General Corp. Ms. Cogan received an M.B.A. in finance and human resources from Northeastern University and a B.A. from the University of Massachusetts.

ITEM 2.  PROPERTIES

We are headquartered at 20 Second Avenue in Burlington, Massachusetts, where we lease approximately 27,235 square feet of commercial space pursuant to a term lease that expires in March 2005, subject to a five year renewal at our option. We also lease approximately 14,462 square feet of commercial space at 10 Second Avenue in Burlington, Massachusetts pursuant to a term lease that expires in March 2005, subject to a five year renewal at our option. These facilities are principally used for executive office space, including sales and marketing and finance and administration. We also maintain our global network operations center at this location. We lease an additional 3,156 square feet of space in Los Angeles, California to house telecommunications equipment pursuant to a term lease that expires in April 2009. We also maintain a facility in New York, New York, to house telecommunications equipment, where we lease approximately 4,372 square feet of commercial space pursuant to a ten year term lease that expires in July 2008. We also maintain a facility in Miami, Florida to house telecommunications equipment, where we lease approximately 5,250 square feet of space pursuant to a lease that expires in February 2010. We believe that our existing facilities are adequate for our current needs and that suitable additional or alternative space will be available in the future on commercially reasonable terms.

ITEM 3.  LEGAL PROCEEDINGS

We are not currently a party to any material legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

As of September 15, 1999, a majority of our stockholders voted on and approved various matters in connection with our initial public offering, including the amending and restating of our Certificate of Incorporation and by-laws, the amendment of our Employee Stock Incentive Plan, and the adoption of our Employee Stock Purchase Plan.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

MARKET INFORMATION

Our common stock began trading publicly on the Nasdaq National Market on November 10, 1999 and is traded under the symbol "IBAS." The following table shows the range of the high and low per share bid prices of the common stock, as reported by the Nasdaq National Market for the period indicated.

                                                                HIGH       LOW
                                                              --------   --------
  Fourth Quarter ended December 31, 1999 (from November 10,
  1999).....................................................   $42.31     $24.13
  First Quarter ending March 31, 2000 (through March 24,
  2000).....................................................   $93.06     $28.25

On March 24, 2000, the closing price of the common stock on the Nasdaq National Market was $57.75 per share, the high and low sales prices were approximately $68.13 and $54.50.

HOLDERS

As of March 24, 2000 there were 132 stockholders of record. This does not reflect persons or entities who hold their stock in nominee or "street" name through various brokerage firms.

DIVIDENDS

iBasis has never declared or paid cash dividends on its common stock. iBasis intends to retain all future earnings to finance future growth, and, therefore, does not anticipate paying any cash dividends in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

During the period from January 1, 1999 through December 31, 1999, we issued and sold 206,125 shares of common stock upon exercise of employee stock options under our 1997 Stock Incentive Plan for an aggregate consideration of $1,857.50 in cash. These issuances of stock were made in reliance on Section 4(2) of the Securities Act and Rule 701 promulgated under the Securities Act of 1933.

During the period from January 1, 1999 through December 31, 1999, we did not issue or sell any shares of common stock under our 1999 Employee Stock Purchase Plan.

SERIES C PREFERRED STOCK. In July 1999, we issued 5,744,103 shares of Series C preferred stock to a number of independent investors, our founders and certain existing stockholders at a purchase price of $4.37 per share, for a total cash consideration to us of approximately $25.1 million. These sales were made in reliance upon Rule 506 of Regulation D, promulgated under the Securities Act and
Section 4(2) of the Securities Act, as transactions to accredited investors by an issuer not involving a public offering. All of the outstanding Series C preferred stock automatically converted into common stock on a share-for-share basis upon the closing of our initial public offering.

GRANTS OF STOCK OPTIONS

From January 1, 1999 to December 31, 1999, we granted stock options to purchase 2,028,600 shares of common stock at exercise prices ranging from $1.00 to $37.94 per share to employees, consultants and directors pursuant to our 1997 Stock Incentive Plan.

USE OF PROCEEDS FROM OUR INITIAL PUBLIC OFFERING

On November 8, 1999 our registration statement on Form S-1 (File No. 333-85545) related to our initial public offering became effective and on November 12, 1999 we closed this offering. BancBoston Robertson Stephens, Inc., Hambrecht & Quist LLC and U.S. Bancorp Piper Jaffray Inc. were the managing underwriters of this offering. In our initial public offering, we received net proceeds of $116 million from the sale of 7.8 million shares of our common stock, which includes 1.02 million shares sold pursuant to the exercise of the underwriter's over-allotment option. We incurred net expenses of $1.40 million in connection with this offering. During 1999, we did not use any portion of the proceeds. We anticipate that the proceeds will be used for working capital and general corporate purposes, including possible acquisitions.

ITEM 6.  SELECTED FINANCIAL DATA

The following historical selected financial information of iBasis is qualified by reference to, and should be read in conjunction with, the consolidated financial statements and related notes included elsewhere in this document.

                                                 PERIOD FROM INCEPTION
                                                   (AUGUST 2, 1996)
                                                    TO DECEMBER 31,         YEAR ENDED DECEMBER 31,
                                                 ---------------------   ------------------------------
                                                         1996              1997       1998       1999
                                                 ---------------------   --------   --------   --------
                                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENTS OF OPERATIONS DATA:
Net revenue....................................         $   --            $  127    $ 1,978    $ 19,417
Operating expenses:
Data communications and telecommunications.....             --               187      2,730      21,007
Research and development.......................             76               317      1,674       6,183
Selling and marketing..........................             --                97      1,160       5,568
General and administrative.....................             --               454      1,365       5,309
Depreciation and amortization..................             --                19        364       2,997
Loss (gain) on disposal of property and
  equipment....................................             --                --        531         (15)
                                                        ------            ------    -------    --------
  Total operating expenses.....................             76             1,074      7,824      41,049
  Loss from operations.........................            (76)             (947)    (5,846)    (21,632)
                                                        ------            ------    -------    --------
Interest income................................             --                17        179       1,329
Interest expense...............................             --                (4)       (53)       (836)
Other income (expense), net....................             --                 8         (7)          3
Minority interest in loss of joint venture.....             --                --         --          49
                                                        ------            ------    -------    --------
  Net loss.....................................            (76)             (926)    (5,727)    (21,087)
Accretion of dividends on redeemable
  convertible preferred stock..................             --                --       (219)     (1,020)
                                                        ------            ------    -------    --------
  Net loss applicable to common stockholders...         $  (76)           $ (926)   $(5,946)   $(22,107)
                                                        ======            ======    =======    ========
Pro forma net loss applicable to common
  stockholders.................................                                     $(5,727)   $(21,087)
                                                                                    =======    ========
Basic and diluted net loss per share applicable
  to common stockholders.......................         $(0.01)           $(0.15)   $ (0.99)   $  (2.29)
                                                        ======            ======    =======    ========
Basic and diluted weighted average common
  shares outstanding (1).......................          6,000             6,006      6,023       9,655
Pro forma basic and diluted net loss per
  share (1)(2).................................                                     $ (0.44)   $  (0.89)
                                                                                    =======    ========
Pro forma basic and diluted weighted average
  common shares outstanding (1)(2).............                                      13,068      23,678

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1998       1999
                                                              --------   --------
                                                                (IN THOUSANDS)
CONSOLIDATED BALANCE SHEET DATA:
Cash and cash equivalents...................................  $ 7,399    $123,666
Working capital.............................................    4,241     115,154
Total assets................................................   12,772     153,473
Capital lease obligations, net of current portion...........      213      11,689
Redeemable convertible preferred stock......................   10,719          --
Total stockholders' (deficit) equity........................   (2,697)    126,904

------------------------

(1) Computed on the basis described in Note 1(d) of the notes to our consolidated financial statements appearing elsewhere in this annual report.

(2) Adjusted to give effect to the conversion of all shares of preferred stock, Class A and Class B common stock from the date of original issuance. Does not include the shares of common stock issuable upon the conversion of notes issued by us in March 2000.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

FORWARD-LOOKING STATEMENTS

THIS ANNUAL REPORT CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. THIS ACT PROVIDES A "SAFE HARBOR" FOR FORWARD-LOOKING STATEMENTS TO ENCOURAGE COMPANIES TO PROVIDE PROSPECTIVE INFORMATION ABOUT THEMSELVES SO LONG AS THEY IDENTIFY THESE STATEMENTS AS FORWARD LOOKING AND PROVIDE MEANINGFUL CAUTIONARY STATEMENTS IDENTIFYING IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER FROM THE PROJECTED RESULTS. ALL STATEMENTS OTHER THAN STATEMENTS OF HISTORICAL FACT MADE IN THIS ANNUAL REPORT ARE FORWARD LOOKING. IN PARTICULAR, THE STATEMENTS HEREIN REGARDING INDUSTRY PROSPECTS AND FUTURE RESULTS OF OPERATIONS OR FINANCIAL POSITION ARE FORWARD-LOOKING STATEMENTS. FORWARD-LOOKING STATEMENTS REFLECT MANAGEMENT'S CURRENT EXPECTATIONS AND ARE INHERENTLY UNCERTAIN. IBASIS'S ACTUAL RESULTS MAY DIFFER SIGNIFICANTLY FROM MANAGEMENT'S EXPECTATIONS. WE DISCLAIM ANY DUTY TO UPDATE ANY FORWARD-LOOKING STATEMENTS, ALL OF WHICH SHOULD BE READ IN CONJUNCTION WITH THE "RISK FACTORS" SECTION OF THIS ANNUAL REPORT.

OVERVIEW

We are a provider of international voice and fax call completion services, and other value-added services using the Internet. We were incorporated in August 1996 and commenced commercial operations in May 1997. We first recorded revenue from the sale of equipment in May 1997, and first recorded revenue from the sale of voice and fax services over our network in January 1998. In
July 1999, we changed our name from "VIP Calling, Inc." to "iBasis, Inc." In November 1999, we completed our initial public offering and issued 7,820,000 shares of common stock, which resulted in total net proceeds to us of approximately $114.7 million. During the period from inception to the commencement of substantial scale commercial operations in the first quarter of 1998, our operating activities were focused primarily upon:

    - assembling an experienced management team;

    - obtaining additional financing;

    - testing available gateway technologies and evaluating gateway vendors;

    - developing relationships with local service providers in overseas destinations;

    - developing and testing our proprietary software, Assured Quality Routing, including developing quality measurements and thresholds; and

    - providing gateway vendors technical support and analysis.

Since the first quarter of 1998, we have been principally involved in the following operating activities:

    - increasing the capacity of and improving our network by deploying additional equipment and enhancing our global network operations center;

    - increasing the number of countries to which we provide service over our network by entering into arrangements with local service providers at various destinations;

    - refining our proprietary software applications to enable us to offer high quality international voice and fax call completion services, and other value-added services; and

    - increasing our sales and marketing efforts to increase the traffic over our network.

Since January 1998, we have derived substantially all of our revenue from the provision of international voice and fax call completion services over our network. In order to complete voice or fax calls to a particular destination, we are required to enter into arrangements with local service providers that have the ability to route the calls to their eventual destinations. This process typically involves several steps, including the search for a local service provider, the negotiation of terms with this provider, and upon reaching terms, establishing connections from the local service provider to the Internet and the local phone company. At the same time, our carrier sales department begins to sell the newly contracted destination to our carrier customers. The entire process, from the beginning of the search for a local service provider to the commencement of commercial traffic, can take several months.

To date, we have not been able to handle traffic over our network for sustained periods at a cost less than the revenue we derive from completing such traffic. In part, this has resulted from the costs associated with using traditional circuit-switched voice networks for back-up and the completion of calls to destinations where our network does not have sufficient capacity. We are deploying systems and strengthening operating procedures intended to significantly reduce the negative impact of that traffic, however, there can be no assurance that such systems and procedures will prove effective. We believe that if we are able to generate sufficient volumes of traffic and develop sufficient capacity over our network, economies of scale will result that will permit us to complete voice and fax calls, and deliver other value-added services, on a profitable basis.

Since our inception in August 1996, we have experienced operating losses in each quarterly and annual period and negative cash flows from operations in each quarter since we commenced offering services over our network in January 1998. As of December 31, 1999, we had an accumulated deficit of approximately
$27.8 million. The profit potential of our business is unproven, and our limited operating history makes an evaluation of our company and our prospects difficult. We may not generate revenue sufficient to achieve profitability or, if we achieve profitability, we might not sustain profitability.

Since our initial public offering in November 1999, we have announced several developments:

    - On December 6, 1999, we announced that we would begin offering Internet telephony hosting services on the iBasis Network. These services will provide customers with access to a turnkey solution that enables them to quickly begin offering voice, fax, pre-paid calling and other value-added Internet telephony services in our international markets with minimal capital investment.

    - On January 19, 2000, we announced that we will be offering service level agreements to our international customers, which guarantee customers sending calls over our network call completion rates equivalent to or better than those provided by alternative networks, including the public-switched telephone network.

    - On February 3, 2000, we announced our intention to deploy Cisco Systems' uOne-TM- application on the iBasis Network, thereby allowing communications service providers to provide unified communications services to their end-user customers over our network.

NET REVENUE. Our primary source of revenue is the fees that we receive from customers for completing calls over our network. This revenue is dependent on the volume of voice and fax traffic carried over the network, which is measured in minutes. We charge our customers fees per minute of traffic that are dependent on the length and destination of the call and recognize this revenue in the period in which the call is completed. We also derive a limited amount of revenue from the sale of equipment to our customers. Most of these equipment sales are financed by us by offsetting termination fees otherwise payable to local service providers against the equipment purchase price until the full purchase price has been paid.

Our net revenue increased by $17.4 million to $19.4 million in the year ended December 31, 1999 from $2.0 million in the year ended December 31, 1998. This increase was primarily driven by an increase in revenue from voice and fax call completion services to $19.0 million in 1999 from $1.7 million in 1998. The increase in voice and fax call completion services net revenue resulted from an increase in the amount of traffic carried over our network to 156.5 million minutes in 1999 from 12.1 million minutes in 1998. Net revenue from the sale of equipment increased to $435,000 in 1999 from $273,000 in 1998.

DATA COMMUNICATIONS AND TELECOMMUNICATIONS EXPENSES. Data communications and telecommunications expenses are comprised primarily of termination fees, purchased minutes, equipment expense and other expenses associated with data communications and telecommunications. Termination fees are paid to local service providers to terminate calls received from our network. This traffic is measured in minutes, and the per minute rates charged for terminating calls are negotiated with the local service provider and included in our contract with our local service provider. Should competition cause a decrease in our prices and, as a result our profit margins, our contracts with our providers typically provide us with the right to renegotiate the per minute termination fees. Purchased minutes are fees we pay to other telecommunications carriers for completing calls over the public circuit-switched network to destinations outside of our network, and as a back-up to our network when our proprietary Assured Quality Routing software indicates that either these lines are needed to maintain the quality of our services or our capacity to a particular destination has been exceeded. The amount of these fees depends on the volume of voice and fax traffic carried over the public circuit-switched network, which is also measured in minutes of traffic. The per minute rate charge for purchased minutes is negotiated with public circuit-switched network carriers for each destination served. The primary direct expenses that we incur in selling our equipment are those incurred to purchase the component parts of our equipment from a variety of vendors. These expenses are recorded when the equipment is installed and operational. The expenses vary on the basis of the number of units to be completed and delivered in a particular period, and will increase as equipment sales increase. Other data communication and telecommunications expenses include charges for Internet access at our Internet branch offices, fees for the fiber optic connections between our Internet branch offices and our customers and/or suppliers, facilities charges for overseas Internet access and phone lines to the primary telecommunications carriers in particular countries, and charges for the limited number of dedicated international private line circuits we use.

Data communications and telecommunications expenses increased by $18.3 million to $21.0 million in 1999 from $2.7 million in 1998. The increase in data communications and telecommunications expense was driven by the increase in traffic described above, as termination fees increased to $8.5 million in 1999 from $579,000 in 1998, and purchased minutes increased to $7.7 million in 1999 from $921,000 in 1998. Equipment expenses directly related to equipment sales increased to $437,000 in 1999 from $217,000 in 1998. Other data communications and telecommunications expenses, including Internet access, public circuit-switched network access, and international private line charges, increased to $4.4 million in 1999 from $1.0 million in 1998. As a percentage of total revenue, data communications and telecommunications expenses decreased to 108% in 1999 from 138% in 1998. We expect termination fee expense and purchased minute expense to increase as our net revenue increases. We also expect other data communications and telecommunications expenses to increase as we enter into new relationships with local service providers in international destinations and as we add capacity to our network.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses include the expenses of developing, operating, supporting and expanding our international and domestic network, expenses associated with improving and operating our global network operations center, salary, and payroll taxes and benefits paid for employees directly involved in the development and operation of our global network operations center and the rest of our network. Also included in this category are research and development expenses that consist primarily of expenses incurred in enhancing, developing, updating and supporting our network and our proprietary software applications.

Research and development expenses increased by $4.5 million to $6.2 million in 1999 from $1.7 million in 1998. This increase in research and development expenses is due principally to the increase in personnel within the group to 62 at the end of 1999 from 20 at the end of 1998. As a percentage of total revenue, research and development expenses decreased to 32% in 1999 from 85% in 1998. We expect that research and development expense will continue to increase as we expand the coverage of our network, increase the number of our service offerings and increase the functionality of our network.

SELLING AND MARKETING EXPENSES. Selling and marketing expenses include expenses relating to the salaries, payroll taxes, benefits and commissions that we pay for sales personnel and the expenses associated with the development and implementation of our promotion and marketing campaigns, including expenses relating to our outside public relations firm and industry analysts. Selling and marketing expenses increased by $4.4 million to $5.6 million in 1999 from $1.2 million in 1998. This increase is attributable to an increase in the number of personnel employed in selling and marketing to 47 at the end of 1999 from eight at the end of 1998, and increased marketing expenses, particularly in connection with a public relations campaign we initiated in October 1998. As a percentage of total revenue, selling and marketing expenses decreased to 29% in 1999 from 59% in 1998. We anticipate that selling and marketing expenses will increase in the future as we expand our domestic and international sales force, hire additional marketing personnel and increase expenditures for promotion and marketing.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses include salary, payroll tax and benefit expenses and related costs for general corporate functions, including executive management, administration, facilities, information technology and human resources. General and administrative expenses increased by $3.9 million to $5.3 million in 1999 from $1.4 million in 1998. General and administrative expenses increased primarily due to an increase in the number of employees to 38 at the end of 1999 from six at the end of 1998, an increase in consulting and professional fees, and an increase in our allowance for doubtful accounts. As a percentage of total revenue, general and administrative expenses decreased to 27% in 1999 from 69% in 1998. We expect that general and administrative expenses will increase in the future as we hire additional personnel and incur additional costs related to the growth of our business and operations. In addition, we expect to expand our facilities and incur associated expenses to support our anticipated growth.

DEPRECIATION AND AMORTIZATION EXPENSES. Depreciation and amortization expenses increased by $2.6 million to $3.0 million in 1999 from $364,000 in 1998. This increase primarily resulted from additional purchases of capital equipment and software that were needed to support our expanding network. As a percentage of total revenue, depreciation and amortization expense decreased to 15% in 1999 from 18% in 1998.

INTEREST INCOME AND INTEREST EXPENSE. Interest expense is primarily comprised of interest paid on the various capital leases pursuant to which we have financed a substantial majority of the hardware components of our network. Interest income is primarily composed of income earned on our cash and cash equivalents. Interest income increased by $1.1 million to $1.3 million in 1999 from $179,000 in 1998. This increase was primarily attributable to increased interest earnings on our cash and cash equivalents, which increased by $116.3 million from $7.4 million as a result of our initial public offering, which was completed in November 1999. Interest expense increased by $783,000 to $836,000 in 1999 from $53,000 in 1998. This increase was attributable to interest paid on capital equipment financing.

Our operating results have fluctuated greatly during the period since inception, and in the period since we began offering commercial scale services in June 1998. We expect that our operating results will continue to fluctuate based on a number of factors, including:

    - the amount of traffic we are able to sell to our customers, and their decisions on whether to route traffic over our network;

    - pricing pressure in the international long distance market;

    - the percentage of traffic that we are able to carry over the Internet or over our dedicated international private circuit lines, rather than over the more costly traditional public-switched telephone network;

    - loss of arbitrage opportunities resulting from declines in international settlement rates or tariffs;

    - our ability to negotiate changes in the termination fees charged by our local providers when margins deteriorate;

    - capital expenditures required to expand or upgrade our network;

    - changes in call volume among the countries to which we complete calls;

    - technical difficulties or failures of our network systems or third-party delays in expansion or provisioning system problems;

    - our ability to offer value-added services that are appealing to the market; and

    - currency fluctuations in countries where we operate.

The telecommunications services market experiences different pricing pressures for traffic to different destinations. The level of pressure depends on the regulatory status of Internet telephony in the terminating country, competition from other carriers to the country, and technological advances allowing for higher utilization of existing capacity. The rate to each country differs greatly, so completing calls in different countries yields varying levels of revenue per minute of traffic. Our revenue per minute will fluctuate as our mix of traffic among the countries to which we complete calls changes. In developing our network, we have targeted potential partners in countries that we believe offer the highest revenue per minute for terminating traffic.

In addition, we have no fixed purchase commitments from our communications service provider customers, and any customer could decide to route its traffic over alternative networks practically instantly. Accordingly, it is difficult for us to accurately project the amount of traffic we will be able to sell in any future period. Furthermore, because we have derived a significant portion of our revenue to date from a small number of customers, the loss of one or more major customers could have a material adverse effect on our business, financial condition and results of operations. In addition, we depend on local service providers to terminate calls in our overseas destinations. The loss of a relationship with one or more of these service providers could result in us being unable to provide call completion to that country. See "Risk Factors--Risks Related to Our Operations."

LIQUIDITY AND CAPITAL RESOURCES

Our principal capital and liquidity needs historically have related to the development of our network infrastructure, our sales and marketing activities, research and development expenses, and general capital needs. Our capital needs have been met, in large part, from the net proceeds from our initial public offering and the sale of our Class B common stock and preferred stock. As we placed greater emphasis on expanding our network infrastructure, we have also sought to meet our capital needs through vendor capital leases and other equipment financings. We have also established a line of credit with a bank.

Net cash provided by financing activities was $2.9 million for the year ended December 31, 1997, $11.6 million for the year ended December 31, 1998, and $139.0 million for the year ended December 31, 1999. These amounts are primarily attributable to the net proceeds from our initial public offering and the issuance of Class B common stock and preferred stock.

Net cash used in operating activities was $666,000 for the year ended December 31, 1997, $2.1 million for the year ended December 31, 1998, and $16.7 million for the year ended December 31, 1999. Cash used in operating activities for all periods resulted from net losses and increases in accounts receivable, which were partially offset by increases in accounts payable and accrued liabilities.

Net cash used in investing activities was $511,000 for the year ended December 31, 1997, $3.8 million for the year ended December 31, 1998, and $6.0 million for the year ended December 31, 1999. Cash used in investing activities was primarily related to purchases of equipment.

The continued development and expansion of our sales and marketing efforts and network infrastructure, as well as the further development or the possible acquisition of new services, are expected to require substantial cash expenditures. In addition, our existing operations are not currently profitable on a stand-alone basis. As a result, we expect to continue to incur operating losses and negative cash flows from operations for the foreseeable future. We have budgeted our future capital requirements based on current estimates of our future revenue and with a view to current competitive factors and the domestic and international regulatory environment pertaining to our business. We cannot be certain that actual revenue will be in line with management's expectations or that expenditures will not be significantly higher than anticipated. In addition, there can be no assurance that we will be able to meet our strategic objectives or that we will have access to adequate capital resources on a timely basis, or at all, or that such capital will be available on terms that are acceptable to us. We may consider potential acquisitions or other strategic arrangements that may fit our strategic plan. Any such acquisitions or strategic arrangements likely would require additional equity or debt financing, which may result in dilution.

In July 1999, we issued and sold an aggregate of 5,744,103 shares of Series C preferred stock to a number of new independent investors, our founders and certain of our other existing shareholders in a transaction that resulted in gross proceeds of $25.1 million.

INITIAL PUBLIC OFFERING. In November 1999, we completed our initial public offering and issued 7,820,000 shares of common stock, which resulted in total net proceeds to us of $114.7 million.

Upon the completion of our initial public offering, all outstanding shares of our preferred stock and Class B common stock automatically converted into the following number of shares of Class A common stock:

                                                           NUMBER OF SHARES OF
                                                           CLASS A COMMON STOCK
                                                           --------------------
Series A preferred stock.................................       3,750,000
Series B preferred stock.................................       6,562,500
Series C preferred stock.................................       5,744,103
Class B common stock.....................................       1,500,000

Subsequently, all outstanding shares of Class A common stock converted into 23,738,353 shares of common stock.

SECONDARY PUBLIC OFFERING. In March 2000, we completed our secondary public offering in which we sold 2,026,637 shares of common stock, which resulted in total net proceeds to us of $141.3 million. Concurrently, we offered
$150 million in 5 3/4% convertible subordinated notes due 2005. The notes are convertible at any time prior to maturity into common stock at a conversion price of $86.14 per share, subject to adjustment upon certain events.

EQUIPMENT LEASING AND FINANCING. We lease equipment from Cisco Systems Capital Corporation and TLP Leasing under master agreements and multiple lease sub-agreements. Each of the multiple equipment leases specifies its own term, rate and payment schedule, depending upon the value and amount of equipment leased. As of December 31, 1999, the aggregate outstanding balance under our leases from Cisco was $14.0 million, and we had an additional $1.0 million available for borrowing under that master agreement. As of the same date, the aggregate outstanding balance under the TLP master lease was $1.4 million, with no additional amount available for borrowing under that lease program.

We have a credit facility allowing us to borrow up to $750,000 from Silicon Valley Bank in equipment advances for equipment purchased before July 31, 1999. As of December 31, 1999, we had made borrowings in the aggregate amount of $506,000 under this equipment facility. Interest accrues on the average outstanding daily balance of the equipment advances at an annual rate equal to the prime rate plus 1 1/2%. The outstanding principal and interest of these equipment advances are payable in 36 equal monthly installments of combined principal and interest, with the first payment due August 5, 1999. No equipment advances may be borrowed after July 31, 1999, and any amounts repaid may not be reborrowed. We expect to continue to use equipment leasing alternatives as we expand our network if alternatives are available on favorable terms.

REVOLVING LINE OF CREDIT. On June 18, 1999, we entered into a Loan and Security Agreement with Silicon Valley Bank that provides us with access to a $1.5 million revolving credit facility. The line of credit is secured by a lien on all of our assets, receivables and after acquired property. Interest accrues daily on the unpaid principal of the facility at an annual rate equal to the prime rate, as defined in the Loan and Security Agreement, plus 1%. We must make interest payments on outstanding borrowings on a monthly basis, otherwise any unpaid interest is added to the outstanding principal amount, and accrues interest at the same rate. As of December 31, 1999, we had made no borrowings under the Loan and Security Agreement. All outstanding amounts under our line of credit shall become due and payable in full on June 18, 2000.

YEAR 2000 READINESS

The year 2000 problem stems from the fact that many currently installed computer systems include software and hardware products that are unable to distinguish 21(st) century dates from those in the 20(th) century. As a result, computer software and hardware used by many companies and governmental agencies may need to be upgraded to support year 2000 requirements or risk system failure or miscalculations causing disruptions to normal business activities.

We are a comparatively new enterprise, and accordingly, the software and hardware we use to manage our business has all been purchased or developed by us within the last 18 months. While this fact does not necessarily protect us against year 2000 exposure, we believe we gain some mitigation from the fact that the information technology we use to manage our business is not based upon "legacy" hardware and software systems. "Legacy system" is a term often used to describe hardware and software systems which were developed in previous years when there was less awareness of year 2000 issues. Generally, hardware and software design within more recent years in particular has given greater consideration to year 2000 issues. All of the software code we have internally developed to manage our network traffic, for example, is written and tested to be year 2000 ready.

STATE OF READINESS. We are continuing to assess the corporate systems and operations that we believe could be affected by the year 2000 problem. We focused our year 2000 compliance review on three areas:

    - information technology infrastructure, including the operation of the iBasis Network and related software applications;

    - third-party compliance; and

    - non-information technology systems.

Our own personnel performed all of the assessment, remediation and testing of our systems; to date we have not engaged any outside service or consultants to test or review our systems for year 2000 readiness.

INFORMATION TECHNOLOGY INFRASTRUCTURE. Because our network and business systems are essential to our business, financial condition and results of operations, we began assessing these systems prior to other less critical information technology systems. We use the following information technology for our infrastructure:

    - critical systems directly responsible for processing Internet telephony including:

        - our billing and provisioning systems,

        - our proprietary software as well as software and hardware we have purchased,

        - equipment in our network that carries traffic, including gateways and switches, and

        - our global network operation center systems;

    - website and Internet systems including local access networks and firewalls;

    - main enterprise systems, such as those used for human resources, e-mail, intranet and accounting;

    - individual workstations, including personal computers and printers; and

    - network systems.

We continue to believe that all of our critical systems are year 2000 ready. While to date we have not experienced any material disruptions as a result of year 2000 problems, we are rechecking the test results of our proprietary Assured Quality Routing software and our iTrac software. Based on representations from third-party vendors, we believe that the software and hardware components of our service switch systems and global network operations center will continue to function properly in the year 2000. We will continue to monitor the year 2000 readiness of the system suppliers of our website, main enterprise systems, our individual workstations and network systems. To date, we have not discovered year 2000 problems in these systems. We have designed our systems to be year 2000 ready and will continue to test these systems.

THIRD-PARTY COMPLIANCE. Our material third-party business relationships include:

    - Cisco Systems;

    - several Internet service providers; and

    - Datex Communications Corporation, our outsourced billing service bureau.

Cisco Systems provides a substantial majority of the gateways used in the iBasis Network to provide our Internet telephony services. Any failure of these systems to function properly as a result of the year

2000 date change would cause a material disruption of our services. Cisco has represented to us that its gateways and other Cisco components we use are year 2000 ready.

In addition, we rely on third-party network infrastructure providers to gain access to the Internet. If these providers experience business interruptions, which to date have not been apparent, as a result of their failure to function properly as a result of the year 2000 date change, our ability to provide Internet connectivity could be impaired, which could have a material adverse effect on our business, financial condition and results of operations.

Datex Communications Corporation provides our outsourced billing services. Datex has represented to us that their systems are year 2000 ready. If Datex' systems and ability to process our billing are impaired by year 2000 issues, we may be unable to bill and collect revenues from our customers, which could have a material adverse effect on our business, financial condition and results of operations.

We are unable to predict, and have not attempted to assess, the year 2000 readiness of the systems our customers and our partners use to interact with us. Because the majority of our business involves international communications, we are dependant upon systems and equipment local to these countries. We currently do not know the level of testing and preparation for year 2000 readiness of the organizations in these countries. Since some countries outside of the United States and organizations within these countries are not as intensively acting to remediate their year 2000 issues, any disruption in these countries could adversely affect our service in such countries. However, this issue is not unique to us, as all of our customers and partners are having to face this issue to support their normal business operations.

NON-INFORMATION TECHNOLOGY SYSTEMS. Some non-information technology systems used in our business, such as heating, ventilation, and air conditioning systems; our telephone systems; and other equipment, may contain date-processing embedded technology. The year 2000 problem could cause failures in these assets and disrupt our operations. We are continuing to monitor the year 2000 readiness of these systems. To date, we have not discovered year 2000 problems in these systems.

We do not believe that any year 2000 failure of any of our non-information technology systems will have a material adverse effect on our business, financial condition or results of operations.

COSTS. We have not recorded the amount of employee time expended on year 2000 assessment, remediation and testing activities. Accordingly, we are unable to determine the cost of employee time devoted to year 2000 matters. We have funded and will continue to fund, if necessary, our year 2000 monitoring and preparations principally through cash on hand and cash flow from operations.

MOST REASONABLY LIKELY WORST CASE SCENARIO. It is possible that problems related to the year 2000 date change could result in one or more of the following:

    - a complete disruption of our Internet telephony services to any, and or all, countries; and

    - a disruption of billing cycles.

Most, if not all, of the alternatives that would allow us to run our systems in the event of such disruptions would result in increased costs, reduced revenues or service delays, which would increase our operating losses. Extended disruptions may impact long-term customer and supplier relationships, which could further impact future profitability.

CONTINGENCY PLAN. To date we have not formulated contingency plans should any of our or a third-party's systems or equipment fail to be year 2000 ready. We intend to develop contingency plans to address any year 2000 readiness problems if necessary.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

To date, we have not engaged in trading market risk sensitive instruments or purchasing hedging instruments that would be likely to expose us to market risk, whether interest rate, foreign currency exchange, commodity price or equity price risk. We have not purchased options or entered into swaps of forward or futures contracts. Our primary market risk exposure is that of interest rate risk on borrowings under our credit lines, which are subject to interest rates based on the banks' prime rate, and a change in the applicable interest rate would affect the rate at which we could borrow funds or finance equipment purchases. While to date our global operations have generated revenues in United States dollars, we are currently evaluating the impact of foreign currency exchange risk on our results of operations as we continue to expand globally.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                PAGE
                                                              --------
Report of Independent Public Accountants....................     44
Consolidated Balance Sheets as of December 31, 1998 and
  1999......................................................     45
Consolidated Statements of Operations for the Years Ended
  December 31, 1997, 1998
  and 1999..................................................     46
Consolidated Statements of Redeemable Convertible Preferred
  Stock and Stockholders' Equity (Deficit) for the Years
  Ended December 31, 1997, 1998 and 1999....................     47
Consolidated Statements of Cash Flows for the Years Ended
  December 31, 1997, 1998
  and 1999..................................................     48
Notes to Consolidated Financial Statements..................     49

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To iBasis, Inc.:

We have audited the accompanying consolidated balance sheets of iBasis, Inc. (a Delaware corporation) (formerly VIP Calling, Inc.) and subsidiaries as of December 31, 1998 and 1999, and the related consolidated statements of operations, redeemable convertible preferred stock and stockholders' equity (deficit) and cash flows for the three years ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of iBasis, Inc. and subsidiaries as of December 31, 1998 and 1999, and the results of their operations and their cash flows for the three years ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

                                          ARTHUR ANDERSEN LLP

Boston, Massachusetts
February 2, 2000 (except with
respect to the matter discussed
in Note 11, as to which the
date is March 15, 2000)

                                  IBASIS, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                                     DECEMBER 31,
                                                              --------------------------
                                                                 1998           1999
                           ASSETS                             -----------   ------------
Current assets:
  Cash and cash equivalents.................................  $ 7,399,451   $123,665,961
  Accounts receivable, net of allowance for doubtful
    accounts of approximately $127,000 and $633,000,
    respectively............................................    1,084,623      5,404,338
  Prepaid expenses and other current assets.................      245,644        964,675
                                                              -----------   ------------
      Total current assets..................................    8,729,718    130,034,974
                                                              -----------   ------------
Property and equipment, at cost:
  Network equipment.........................................    3,113,885      6,544,913
  Equipment under capital lease.............................      343,990     16,430,153
  Leasehold improvements....................................      311,792      1,696,755
  Computer software.........................................      145,626        782,244
  Furniture and fixtures....................................       44,555        154,970
                                                              -----------   ------------
                                                                3,959,848     25,609,035
  Less--Accumulated depreciation and amortization...........     (239,637)    (3,218,920)
                                                              -----------   ------------
                                                                3,720,211     22,390,115
Other assets................................................      321,932      1,048,000
                                                              -----------   ------------
                                                              $12,771,861   $153,473,089
                                                              -----------   ------------

  LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY
                                   (DEFICIT)

Current liabilities:
  Accounts payable..........................................  $ 3,752,974   $  6,112,938
  Accrued expenses..........................................      483,539      4,391,296
  Capital lease obligations, current portion................      251,890      4,376,280
                                                              -----------   ------------
      Total current liabilities.............................    4,488,403     14,880,514
                                                              -----------   ------------
Capital lease obligations, net of current portion...........      212,679     11,688,843
Minority interest (Note 4)..................................       49,000             --
Commitments (Note 8)
Redeemable convertible preferred stock:
  Series B, $.001 par value-
    Authorized--6,875,000 shares
    Issued and outstanding--6,562,500 and no shares at
      December 31, 1998 and 1999, respectively (stated at
      redemption value).....................................   10,719,205             --
Stockholders' equity (deficit):
  Series A convertible preferred stock, $.001 par value-
    Authorized--1,256,875 shares
    Issued and outstanding--1,250,000 and no shares at
      December 31, 1998 and 1999, respectively..............        1,250             --
  Common stock, $.001 par value-
    Authorized--no shares and 85,000,000 shares at December
      31, 1998 and 1999, respectively
    Issued and outstanding--none and 31,642,728 at December
      31, 1998 and 1999, respectively.......................           --         31,642
  Class A common stock, $.001 par value-
    Authorized--30,000,000 shares
    Issued and outstanding--6,060,000 and no shares at
      December 31, 1998 and 1999, respectively..............        6,060             --
  Class B common stock, $.001 par value-
    Authorized--1,500,000 shares
    Issued and outstanding--1,500,000 and no shares at
      December 31, 1998 and 1999, respectively..............        1,500             --
  Additional paid-in capital................................    4,022,059    156,887,447
  Deferred compensation.....................................           --     (2,200,547)
  Accumulated deficit.......................................   (6,728,295)   (27,814,810)
                                                              -----------   ------------
      Total stockholders' (deficit) equity..................   (2,697,426)   126,903,732
                                                              -----------   ------------
                                                              $12,771,861   $153,473,089
                                                              -----------   ------------

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                  STATEMENTS.

                                  IBASIS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                YEARS ENDED DECEMBER 31,
                                                         ---------------------------------------
                                                            1997         1998           1999
                                                         ----------   -----------   ------------
Net revenue............................................  $  127,425   $ 1,978,430   $ 19,417,102
Operating expenses:
  Data communications and telecommunications...........     186,587     2,729,980     21,006,774
  Research and development.............................     317,992     1,673,884      6,183,391
  Selling and marketing................................      97,463     1,160,448      5,568,399
  General and administrative...........................     453,617     1,365,132      5,308,465
  Depreciation and amortization........................      18,554       363,821      2,997,355
  Loss (gain) on disposal of property and equipment....          --       531,129        (15,297)
                                                         ----------   -----------   ------------
Total operating expenses...............................   1,074,213     7,824,394     41,049,087
                                                         ----------   -----------   ------------
Loss from operations...................................    (946,788)   (5,845,964)   (21,631,985)
Interest income........................................      17,490       179,270      1,329,237
Interest expense.......................................      (4,171)      (52,983)      (835,593)
Other income (expense), net............................       7,829        (6,826)         2,826
Minority interest in loss of joint venture.............          --            --         49,000
                                                         ----------   -----------   ------------
  Net loss.............................................    (925,640)   (5,726,503)   (21,086,515)
Accretion of dividends on redeemable convertible
  preferred stock......................................          --      (219,205)    (1,020,366)
                                                         ----------   -----------   ------------
  Net loss applicable to common stockholders...........  $ (925,640)  $(5,945,708)  $(22,106,881)
                                                         ==========   ===========   ============
Net loss per share (Note 1(d)):
  Basic and diluted net loss per share.................  $    (0.15)  $     (0.99)  $      (2.29)
                                                         ==========   ===========   ============
  Basic and diluted weighted average common shares
    outstanding........................................   6,005,877     6,022,551      9,655,253
                                                         ==========   ===========   ============

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                  STATEMENTS.

                                  IBASIS, INC.
     CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND
                         STOCKHOLDERS' EQUITY (DEFICIT)

                                              SERIES B REDEEMABLE             SERIES C REDEEMABLE          SERIES A CONVERTIBLE
                                          CONVERTIBLE PREFERRED STOCK     CONVERTIBLE PREFERRED STOCK        PREFERRED STOCK
                                         -----------------------------   -----------------------------   ------------------------
                                            NUMBER        REDEMPTION        NUMBER        REDEMPTION        NUMBER      $.001 PAR
                                          OF SHARES         VALUE         OF SHARES         VALUE         OF SHARES       VALUE
                                         ------------   --------------   ------------   --------------   ------------   ---------
Balance, December 31, 1996.............            --   $           --             --   $           --             --   $      --
  Issuance of Class A common stock.....            --               --             --               --             --          --
  Sale of Class B common stock, net of
    issuance costs of approximately
    $10,000............................            --               --             --               --             --          --
  Sale of Series A convertible
    preferred stock, net of issuance
    costs of approximately $35,000.....            --               --             --               --        805,250         805
  Net loss.............................            --               --             --               --             --          --
                                         ------------   --------------   ------------   --------------   ------------   ---------
Balance, December 31, 1997.............            --               --             --               --        805,250         805
  Sale of Series A convertible
    preferred stock....................            --               --             --               --        444,750         445
  Sale of Series B redeemable
    convertible preferred stock, net of
    issuance costs of approximately
    $57,000............................     6,562,500       10,500,000             --               --             --          --
  Accretion of dividends on Series B
    redeemable convertible preferred
    stock..............................            --          219,205             --               --             --          --
  Net loss.............................            --               --             --               --             --          --
                                         ------------   --------------   ------------   --------------   ------------   ---------
Balance, December 31, 1998.............     6,562,500       10,719,205             --               --      1,250,000       1,250
Sale of Series C redeemable convertible
 preferred stock, net of issuance cost
 of approximately $59,900..............            --               --      5,744,103       25,101,740             --          --
Compensation expense related to
 employee stock option grant...........            --               --             --               --             --          --
Exercise of Class A common stock
 options...............................            --               --             --               --             --          --
Accretion of dividends on Series B
 redeemable convertible preferred
 stock.................................            --          541,541             --               --             --          --
Accretion of dividends on Series C
 redeemable convertible preferred
 stock.................................            --               --             --          478,825             --          --
Deferred compensation related to stock
 options...............................            --               --             --               --             --          --
Amortization of deferred
 compensation..........................            --               --             --               --             --          --
Conversion of preferred stock and Class
 B common stock to Class A common
 stock.................................    (6,562,500)     (10,500,000)    (5,744,103)     (25,101,740)    (1,250,000)     (1,250)
Conversion of Class A common stock to
 common stock..........................            --               --             --               --             --          --
Reclassification of dividends on Series
 B and Series C redeemable convertible
 preferred stock.......................            --         (760,746)            --         (478,825)            --          --
Exercise of common stock options.......            --               --             --               --             --          --
Sale of common stock under initial
 public offering, net of issuance costs
 of approximately $10,420,000..........            --               --             --               --             --          --
Net loss...............................            --               --             --               --             --          --
                                         ------------   --------------   ------------   --------------   ------------   ---------
Balance, December 31, 1999.............            --   $           --             --   $           --             --   $      --
                                         ============   ==============   ============   ==============   ============   =========

                                                                        CLASS A COMMON             CLASS B COMMON
                                               COMMON STOCK                  STOCK                     STOCK
                                         ------------------------   -----------------------   ------------------------
                                            NUMBER      $.001 PAR     NUMBER      $.001 PAR      NUMBER      $.001 PAR
                                          OF SHARES       VALUE      OF SHARES      VALUE      OF SHARES       VALUE
                                         ------------   ---------   -----------   ---------   ------------   ---------
Balance, December 31, 1996.............            --    $    --      6,000,000   $  6,000              --   $      --
  Issuance of Class A common stock.....            --         --         60,000         60              --          --
  Sale of Class B common stock, net of
    issuance costs of approximately
    $10,000............................            --         --             --         --       1,500,000       1,500
  Sale of Series A convertible
    preferred stock, net of issuance
    costs of approximately $35,000.....            --         --             --         --              --          --
  Net loss.............................            --         --             --         --              --          --
                                         ------------    -------    -----------   --------    ------------   ---------
Balance, December 31, 1997.............            --         --      6,060,000      6,060       1,500,000       1,500
  Sale of Series A convertible
    preferred stock....................            --         --             --         --              --          --
  Sale of Series B redeemable
    convertible preferred stock, net of
    issuance costs of approximately
    $57,000............................            --         --             --         --              --          --
  Accretion of dividends on Series B
    redeemable convertible preferred
    stock..............................            --         --             --         --              --          --
  Net loss.............................            --         --             --         --              --          --
                                         ------------    -------    -----------   --------    ------------   ---------
Balance, December 31, 1998.............            --         --      6,060,000      6,060       1,500,000       1,500
Sale of Series C redeemable convertible
 preferred stock, net of issuance cost
 of approximately $59,900..............            --         --             --         --              --          --
Compensation expense related to
 employee stock option grant...........            --         --             --         --              --          --
Exercise of Class A common stock
 options...............................            --         --        121,750        122              --          --
Accretion of dividends on Series B
 redeemable convertible preferred
 stock.................................            --         --             --         --              --          --
Accretion of dividends on Series C
 redeemable convertible preferred
 stock.................................            --         --             --         --              --          --
Deferred compensation related to stock
 options...............................            --         --             --         --              --          --
Amortization of deferred
 compensation..........................            --         --             --         --              --          --
Conversion of preferred stock and Class
 B common stock to Class A common
 stock.................................            --         --     17,556,603     17,556      (1,500,000)     (1,500)
Conversion of Class A common stock to
 common stock..........................    23,738,353     23,738    (23,738,353)   (23,738)             --          --
Reclassification of dividends on Series
 B and Series C redeemable convertible
 preferred stock.......................            --         --             --         --              --          --
Exercise of common stock options.......        84,375         84             --         --              --          --
Sale of common stock under initial
 public offering, net of issuance costs
 of approximately $10,420,000..........     7,820,000      7,820             --         --              --          --
Net loss...............................            --         --             --         --              --          --
                                         ------------    -------    -----------   --------    ------------   ---------
Balance, December 31, 1999.............    31,642,728    $31,642             --   $     --              --   $      --
                                         ============    =======    ===========   ========    ============   =========


                                                                                           TOTAL
                                          ADDITIONAL                                   STOCKHOLDERS'
                                           PAID-IN        DEFERRED      ACCUMULATED       EQUITY
                                           CAPITAL      COMPENSATION      DEFICIT        (DEFICIT)
                                         ------------   -------------   ------------   -------------
Balance, December 31, 1996.............  $     94,000    $        --    $   (76,152)   $     23,848
  Issuance of Class A common stock.....         1,940             --             --           2,000
  Sale of Class B common stock, net of
    issuance costs of approximately
    $10,000............................       488,500             --             --         490,000
  Sale of Series A convertible
    preferred stock, net of issuance
    costs of approximately $35,000.....     2,379,949             --             --       2,380,754
  Net loss.............................            --             --       (925,640)       (925,640)
                                         ------------    -----------    ------------   ------------
Balance, December 31, 1997.............     2,964,389             --     (1,001,792)      1,970,962
  Sale of Series A convertible
    preferred stock....................     1,333,806             --             --       1,334,251
  Sale of Series B redeemable
    convertible preferred stock, net of
    issuance costs of approximately
    $57,000............................       (56,931)            --             --         (56,931)
  Accretion of dividends on Series B
    redeemable convertible preferred
    stock..............................      (219,205)            --             --        (219,205)
  Net loss.............................            --             --     (5,726,503)     (5,726,503)
                                         ------------    -----------    ------------   ------------
Balance, December 31, 1998.............     4,022,059             --     (6,728,295)     (2,697,426)
Sale of Series C redeemable convertible
 preferred stock, net of issuance cost
 of approximately $59,900..............       (59,892)            --             --         (59,892)
Compensation expense related to
 employee stock option grant...........        13,750             --             --          13,750
Exercise of Class A common stock
 options...............................        25,728             --             --          25,850
Accretion of dividends on Series B
 redeemable convertible preferred
 stock.................................      (541,541)            --             --        (541,541)
Accretion of dividends on Series C
 redeemable convertible preferred
 stock.................................      (478,825)            --             --        (478,825)
Deferred compensation related to stock
 options...............................     2,384,340     (2,384,340)            --              --
Amortization of deferred
 compensation..........................            --        183,793             --         183,793
Conversion of preferred stock and Class
 B common stock to Class A common
 stock.................................    35,586,934             --             --      35,601,740
Conversion of Class A common stock to
 common stock..........................            --             --             --              --
Reclassification of dividends on Series
 B and Series C redeemable convertible
 preferred stock.......................     1,239,571             --             --       1,239,571
Exercise of common stock options.......         2,726             --             --           2,810
Sale of common stock under initial
 public offering, net of issuance costs
 of approximately $10,420,000..........   114,692,597             --             --     114,700,417
Net loss...............................            --             --    (21,086,515)    (21,086,515)
                                         ------------    -----------    ------------   ------------
Balance, December 31, 1999.............  $156,887,447    $(2,200,547)   $(27,814,810)  $126,903,732
                                         ============    ===========    ============   ============

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                  STATEMENTS.

                                  IBASIS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                     YEARS ENDED DECEMBER 31,
                                                              ---------------------------------------
                                                                 1997         1998           1999
                                                              ----------   -----------   ------------
Cash flows from operating activities:
  Net loss..................................................  $ (925,640)  $(5,726,503)  $(21,086,515)
  Adjustments to reconcile net loss to net cash used in
    operating activities
    Depreciation and amortization...........................      18,554       363,821      2,997,355
    Loss (gain) on disposal of property and equipment.......          --       531,129        (15,297)
    Compensation expense related to stock option grant......          --            --         13,750
    Minority interest.......................................          --        49,000        (49,000)
    Amortization of deferred compensation...................          --            --        183,793
    Changes in current assets and liabilities--
      Accounts receivable...................................     (29,820)   (1,054,803)    (4,319,715)
      Prepaid expenses and other current assets.............     (73,382)     (172,262)      (719,031)
      Accounts payable......................................     240,142     3,501,268      2,359,962
      Accrued expenses......................................     103,976       379,563      3,907,757
                                                              ----------   -----------   ------------
        Net cash used in operating activities...............    (666,170)   (2,128,787)   (16,726,941)
                                                              ----------   -----------   ------------
Cash flows from investing activities:
  Purchases of property and equipment.......................    (438,835)   (3,522,070)    (5,245,055)
  Increase in other assets..................................     (71,972)     (249,960)      (726,068)
                                                              ----------   -----------   ------------
        Net cash used in investing activities...............    (510,807)   (3,772,030)    (5,971,123)
                                                              ----------   -----------   ------------
Cash flows from financing activities:
  Net proceeds from issuance of Series A convertible
    preferred stock.........................................   2,380,754     1,334,251             --
  Net proceeds from issuance of Series B redeemable
    convertible preferred stock.............................          --    10,443,069             --
  Net proceeds from issuance of Series C redeemable
    convertible preferred stock.............................          --            --     25,041,848
  Net proceeds from issuance of Class A common stock........       2,000            --             --
  Net proceeds from issuance of Class B common stock........     490,000            --             --
  Net proceeds from initial public offering.................          --            --    114,700,417
  Proceeds from exercise of stock options...................          --            --         28,660
  Payments on capital lease obligations.....................      (8,352)     (166,045)      (806,351)
                                                              ----------   -----------   ------------
      Net cash provided by financing activities.............   2,864,402    11,611,275    138,964,574
                                                              ----------   -----------   ------------
Net increase in cash and cash equivalents...................   1,687,425     5,710,458    116,266,510
Cash and cash equivalents, beginning of year................       1,568     1,688,993      7,399,451
                                                              ==========   ===========   ============
Cash and cash equivalents, end of year......................  $1,688,993   $ 7,399,451   $123,665,961
                                                              ==========   ===========   ============
Supplemental disclosure of cash flow information:
      Cash paid during the year for interest................  $    4,114   $    55,274   $    599,878
                                                              ==========   ===========   ============
Supplemental disclosure of noncash investing and financing
  activities:
      Equipment acquired under capital lease obligations....  $  199,696   $   439,270   $ 16,404,132
                                                              ==========   ===========   ============
      Accretion of dividends on Series B redeemable
        convertible preferred stock.........................  $       --   $   219,205   $    541,541
                                                              ==========   ===========   ============
      Accretion of dividends on Series C redeemable
        convertible preferred stock.........................  $       --   $        --   $    478,825
                                                              ==========   ===========   ============

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                  STATEMENTS.

                                  IBASIS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

iBasis, Inc. (formerly VIP Calling, Inc.) (the Company) is a facilities-based international telecommunications carrier that utilizes the Internet to provide economical international telecommunications services to carriers and telephony resellers around the world. The Company was originally incorporated as a Delaware corporation on August 2, 1996 and was renamed VIP Calling, Inc. on December 30, 1996. In July 1999, the Company amended its Certificate of Incorporation to effect a name change from VIP Calling, Inc. to iBasis, Inc. In March 1998, the Company entered into a joint venture agreement with another company to operate in Hong Kong (see Note 4). In December 1998, the Company established Ivanet LLC, a wholly owned subsidiary focusing on network services. The Company currently operates through various service agreements with local service providers in the United States, Europe, Asia, the Middle East, Latin America, Africa and Australia.

In November 1999, the Company completed its initial public offering and issued 7,820,000 shares of $.001 par value Common Stock which resulted in total net proceeds to the Company of $114.7 million.

On March 15, 2000, the Company completed a secondary offering in which they issued and sold 2,026,637 shares of common stock. The offering resulted in net proceeds to the Company of $141.3 million. The Company also sold $150.0 million of 5 3/4% convertible subordinated notes due 2005, for net proceeds of approximately $145.5 million. (See Note 11)

The Company is subject to a number of risks common to companies in similar stages of development, including dependence on key individuals and key vendors, the need for adequate financing to fund future operations, the continued successful development and marketing of its services and the attainment of profitable operations.

The accompanying consolidated financial statements reflect the application of certain significant accounting policies as described in this note and elsewhere in these notes to consolidated financial statements.

(a) PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of iBasis, Inc., iBasis Securities Corporation, Ivanet LLC and its majority owned joint venture. All significant intercompany balances have been eliminated in consolidation.

(b) USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

(c) REVENUE RECOGNITION

In 1997, revenue principally consisted of the resale of certain equipment gateways to two unrelated companies. Revenue was recognized upon shipment of the equipment. The resale of equipment was not a material component of the Company's revenue during 1998 and 1999. In early 1998, the Company commenced the resale of international minutes of calling time for calls resold through the Company's gateways. Revenue from the resale of minutes is recognized in the period the service is provided, net of reserves for potential billing credits.

                                  IBASIS, INC.

(1) OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
(d) NET LOSS PER SHARE

Basic and diluted net loss per common share were determined by dividing net loss by the weighted average common shares outstanding during the period. Basic and diluted net loss per share are the same as the outstanding common stock options, common stock warrants, convertible preferred stock and Class B common stock are antidilutive as the Company has recorded a net loss for all periods presented. Options and warrants to purchase a weighted average total of 114,441, and 310,404 of Class A common shares have been excluded from the computation of diluted weighted average common shares outstanding for the year ended
December 31, 1997 and 1998, respectively. Options and warrants to purchase a weighted average total of 1,973,282 common shares have been excluded from the computation of diluted weighted average common shares outstanding for the year ended December 31, 1999.

The following table reconciles the weighted average common shares outstanding to the shares used in the computation of basic and diluted weighted average common shares outstanding:

                                                                  YEARS ENDED DECEMBER 31,
                                                              ---------------------------------
                                                                1997        1998        1999
                                                              ---------   ---------   ---------
Weighted average common shares outstanding..................  6,036,082   6,060,000   9,681,482
Less--Weighted average unvested common shares outstanding...     30,205      37,449      26,229
                                                              ---------   ---------   ---------
Basic and diluted weighted average common shares
  outstanding...............................................  6,005,877   6,022,551   9,655,253
                                                              =========   =========   =========

(e) CASH AND CASH EQUIVALENTS

The Company considers highly liquid investments purchased with an original maturity of 90 days or less at the time of purchase to be cash equivalents. At December 31, 1998 and 1999, cash equivalents included money market accounts and commercial paper that are readily convertible into cash. Under SFAS 115, ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES, the Company classifies its investments as held-to-maturity, and therefore has recorded them at amortized cost in the accompanying balance sheet.

(f) PROPERTY AND EQUIPMENT

The Company provides for depreciation and amortization using the straight-line method by charging to operations amounts estimated to allocate the cost of the property and equipment over their estimated useful lives, as follows:

                                                                ESTIMATED
ASSET CLASSIFICATION                                           USEFUL LIFE
--------------------                                          -------------

Network equipment...........................................     3 years

Equipment under capital lease...............................  Life of lease

Leasehold improvements......................................  Life of lease

Computer software...........................................     3 years

Furniture and fixtures......................................     5 years

                                  IBASIS, INC.

(1) OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
(g) RESEARCH AND DEVELOPMENT EXPENSES

The Company charges research and development expenses to operations as incurred.

(h) CONCENTRATION OF CREDIT RISK/SIGNIFICANT CUSTOMERS

Statement of Financial Accounting Standards (SFAS) No. 105, DISCLOSURE OF INFORMATION ABOUT FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK AND FINANCIAL INSTRUMENTS WITH CONCENTRATIONS OF CREDIT RISK, requires disclosure of any significant off-balance-sheet and credit risk concentrations. The Company has no significant off-balance-sheet concentrations such as foreign exchange contracts, option contracts or other foreign hedging arrangements. The Company maintains the majority of its cash and cash equivalent balances with one financial institution. Two customers represented approximately 42% and 32% of total accounts receivable at December 31, 1998 and 1999, respectively. The following table represents customers that account for more than 10% of net revenue in any of the periods reported:

                                                                       YEARS ENDED
                                                                       DECEMBER 31,
                                                              ------------------------------
                                                                1997       1998       1999
                                                              --------   --------   --------
Customer A..................................................     --          7%        12%
Customer B..................................................     --         18%         7%
Customer C..................................................     --         15%        --
Customer D..................................................     --         11%         2%
Customer E..................................................     78%        --         --
Customer F..................................................     18%        --         --
Customer G..................................................     --         --         10%

(i) FAIR VALUE OF FINANCIAL INSTRUMENTS

Financial instruments consist principally of cash and cash equivalents, accounts receivable, accounts payable and redeemable convertible preferred stock. The estimated fair value of these instruments approximates their carrying value.

(j) STOCK-BASED COMPENSATION

SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, requires the measurement of the fair value of stock options or warrants to be included in the consolidated statements of operations or disclosed in the notes to consolidated financial statements. The Company has determined that it will account for stock-based compensation for employees under the intrinsic value-based method of the Accounting Principles Board (APB) Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and elect the disclosure-only alternative under SFAS No.
123. The Company accounts for stock-based compensation for nonemployees under the fair value method prescribed by SFAS No. 123. To date there have been no material grants to nonemployees.

(k) COMPREHENSIVE INCOME

In June 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 130, REPORTING COMPREHENSIVE INCOME. The Company does not have any components of comprehensive income other than its reported net loss.

                                  IBASIS, INC.

(1) OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
(l) LONG-LIVED ASSETS

The Company's long-lived assets consist primarily of property and equipment. In accordance with SFAS No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF, the Company has assessed the realizability of these assets and has determined that there were no asset impairments.

(m) RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the FASB issued SFAS No. 133, ACCOUNTING FOR DERIVATIVES AND HEDGING ACTIVITIES, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. SFAS No. 133, as amended by SFAS No. 137, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. As the Company does not currently engage in derivatives or hedging transactions, there will be no current impact to the Company's results of operations, financial position or cash flows upon the adoption of SFAS No. 133.

(n) RECLASSIFICATIONS

Certain reclassifications have been made to the 1997 and 1998 financial statements to conform to the 1999 presentation.

(o) OTHER ASSETS

Other assets at December 31, 1999 consisted primarily of deposits.

(2) ACCRUED EXPENSES

Accrued expenses at December 31, 1998 and 1999 consisted of the following:

                                                          1998        1999
                                                        --------   ----------
Accrued professional fees.............................  $ 72,500   $  144,750
Accrued other.........................................  $411,039   $4,246,546
                                                        --------   ----------
                                                        $483,539   $4,391,296
                                                        ========   ==========

(3) INCOME TAXES

The Company had elected to be treated as an S corporation for income tax purposes from incorporation until January 1997. Effective January 1, 1997, the Company terminated its S corporation status and became a C corporation for income tax purposes. The Company provides for income taxes in accordance with SFAS No. 109, ACCOUNTING FOR INCOME TAXES. Under SFAS No. 109, deferred tax assets and liabilities are recognized based on temporary differences between the financial statement and tax bases of assets and liabilities using currently enacted tax rates.

No provision for federal or state income taxes has been recorded, as the Company incurred net operating losses for all periods presented. As of Decmber 31, 1999, the Company has net operating loss carryforwards of approximately $25,658,000 available to reduce future federal and state income taxes, if any. If not utilized, these carryforwards expire at various dates through 2019. If substantial changes in the Company's ownership should occur, as defined by
Section 382 of the Internal Revenue Code (the Code), there could be annual limitations on the amount of carryforwards which can be realized in

                                  IBASIS, INC.

(3) INCOME TAXES (CONTINUED)
future periods. The Company has completed several financings since its inception and believes that it may have incurred an ownership change as defined under the Code.

The approximate income tax effects of each type of temporary difference and carryforward are as follows:

                                                           DECEMBER 31,
                                                    --------------------------
                                                       1998           1999
                                                    -----------   ------------
Net operating loss carryforwards..................  $ 2,636,000   $ 10,263,000
Other temporary differences.......................       38,000        578,000
Valuation allowance...............................   (2,674,000)   (10,841,000)
                                                    -----------   ------------
                                                    $        --   $         --
                                                    ===========   ============

The Company has recorded a 100% valuation allowance against the net deferred tax asset as of December 31, 1998 and 1999, because the future realizability of such asset is uncertain. The increase in the valuation allowance during these years primarily relates to the Company's net losses recorded in each year.

(4) HONG KONG JOINT VENTURE

On March 28, 1998, the Company entered into an agreement to form a joint venture, iBasis Hong Kong Limited (the Joint Venture), with Microworld Limited (Microworld) for the purpose of establishing a business that will provide telecommunications and other services to customers in Hong Kong. Microworld assigned certain contracts and paid $49,000 of cash for a 49% ownership in the Joint Venture. The Company paid $51,000 in cash for a 51% ownership in the Joint Venture.

The Joint Venture will terminate upon the withdrawal of either party by written notification, the mutual election to terminate the agreement, the insolvency of either party, or the transfer of the shares of Microworld to the Company. The joint venture agreement does not provide for the allocation of losses, income, gains and distributions.

Because the Company has deemed that it has control over the Joint Venture, it has consolidated the entity for financial statement presentation. As of December 31, 1998, the Joint Venture had not commenced operations. The Company has consolidated the Joint Venture and has recorded a minority interest of $49,000 in the accompanying consolidated balance sheet at December 31, 1998. The minority interest was reduced to zero during 1999 as the Joint Venture losses exceeded the invested amounts.

(5) LINE OF CREDIT

On June 18, 1999, the Company entered into a loan and security agreement (the Agreement) with a bank which provides for a revolving line of credit (the Revolver) and an equipment line of credit (the Equipment Line).

The Revolver allows the Company to borrow up to $1,500,000. The Revolver expires in June 2000. Borrowings under the Revolver, collateralized by substantially all assets of the Company, are payable at maturity and bear interest at the bank's prime rate (8.5% at December 31, 1999) plus 1% per annum. The Agreement requires the Company to maintain certain financial covenants including a minimum quick ratio, tangible net worth and liquidity, as defined. The Agreement also prohibits the payment of dividends. At December 31, 1999, there were no borrowings under the Revolver.

                                  IBASIS, INC.

(5) LINE OF CREDIT (CONTINUED)
The Company borrowed $505,634 under the Equipment Line during 1999 for purposes of equipment purchases. Borrowings under the Equipment Line bear interest at the bank's prime rate (8.5% at December 31, 1999) plus 1.5% and are payable in 36 equal monthly installments of principal and interest through August 2002. At December 31, 1999, there was no availability under the Equipment Line. The amounts under this facility have been included in Capital lease obligations in the accompanying consolidated balance sheet as of December 31, 1999.

(6) REDEEMABLE CONVERTIBLE PREFERRED STOCK

In August 1998, the Company sold 6,562,500 shares of Series B redeemable convertible preferred stock (Series B) for aggregate proceeds of $10,500,000. On July 12, 1999, the Company sold 5,744,103 shares of Series C redeemable convertible preferred stock (Series C) for aggregate proceeds of $25,101,740.

The rights, preferences and privileges of the Series B and Series C were as follows:

VOTING

The holders of Series B and Series C were entitled to the number of votes equal to the number of common shares into which the preferred shares were convertible. The preferred shareholders voted together with the holders of common stock as a single class, except where a separate class vote was otherwise required by applicable law or the Certificate of Incorporation or bylaws.

DIVIDENDS

The holders of Series B and Series C were entitled to receive dividends, when and if declared by the Board of Directors, and in preference and prior to any dividend declared or paid on any shares of common stock in preference to the holders of common stock. The Board of Directors never declared dividends on shares of Series B or Series C.

LIQUIDATION PREFERENCE

In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company, the holders of Series B and Series C were entitled to be paid out of the assets available for distribution an amount equal to the greater of $1.60 and $4.37 per share, respectively, plus any declared but unpaid dividends or the amount that would be distributed to each preferred stockholder if all shares of Series B and Series C were converted to Class A common shares. If the assets of the Company were insufficient to pay the full preferential amounts to the preferred stockholders, the assets were to be distributed ratably among the outstanding shares of Series B and Series C in proportion to its aggregate liquidation preference amounts.

CONVERSION

Upon the closing of the Company's initial public offering, all of the outstanding shares of Series B and Series C automatically converted into 6,562,500 and 5,744,103 shares of Class A common shares, respectively.

REDEMPTION

At any time on or after August 26, 2003, upon receipt of written request for redemption from holders of at least 60% of the shares of Series B or Series C then outstanding, the Company will redeem all of the outstanding shares of Series B and Series C in three equal annual installments at a redemption

                                  IBASIS, INC.

(6) REDEEMABLE CONVERTIBLE PREFERRED STOCK (CONTINUED) price of $1.60 and $4.37 per share, respectively, plus any declared but unpaid dividends. For the purpose of redemption, the Series B and Series C will have an annual 6% accrued dividend. As of the closing of the initial public offering, cumulative dividends on Series B and Series C totaled $1,239,571. These dividends are not included for purposes of conversion. Upon the initial public offering the Series B and Series C converted into Class A common stock and, therefore, these dividends have been reclassified to additional paid-in capital in the consolidated balance sheet as of December 31, 1999.

(7) STOCKHOLDERS' EQUITY (DEFICIT)

(a) AUTHORIZED CAPITAL STOCK

Effective July 12, 1999, the authorized capital stock of the Company increased to 45,406,875, consisting of 31,500,000 shares of common stock, $0.001 par value per share, of which 30,000,000 and 1,500,000 shares have been designated
Class A common stock (Class A) and Class B common stock (Class B), respectively, and 13,906,875 shares of preferred stock, $0.001 par value per share, of which 1,256,875 shares are designated Series A convertible preferred stock
(Series A), 6,875,000 shares are designated Series B and 5,775,000 shares are designated Series C.

In connection with the Company's initial public offering, 85,000,000 shares of common stock, $0.001 par value per share (Common Stock) and 15,000,000 shares of preferred stock, $0.001 par value per share (Preferred Stock) were authorized.

Upon the completion of the initial public offering, all outstanding shares of preferred stock, as well as Class B common stock, were converted into the following number of shares of Class A common stock:

                                                           NUMBER OF SHARES OF
                                                           CLASS A COMMON STOCK
                                                           --------------------
Series A preferred stock.................................       3,750,000
Series B preferred stock.................................       6,562,500
Series C preferred stock.................................       5,744,103
Class B common stock.....................................       1,500,000

Subsequently, all outstanding shares of Class A common stock were converted into 23,738,353 shares of $.001 par value Common Stock.

(b) SERIES A CONVERTIBLE PREFERRED STOCK

During 1997 and 1998, the Company sold an aggregate of 1,250,000 shares of Series A for aggregate proceeds of $3,750,000.

The rights, preferences and privileges of the Series A were as follows:

VOTING

The holders of Series A were entitled to the number of votes equal to the number of common shares into which the preferred shares were convertible. The preferred shareholders voted together with the holders of common stock as a single class, except where a separate class vote was otherwise required by applicable law or the Certificate of Incorporation or bylaws.

                                  IBASIS, INC.

(7) STOCKHOLDERS' EQUITY (DEFICIT) (CONTINUED)
DIVIDENDS

The holders of Series A were entitled to receive dividends, when and if declared by the Board of Directors, and in preference and prior to any dividend declared or paid on any shares of common stock in preference to the holders of common stock. The Board of Directors never declared dividends on shares of Series A.

LIQUIDATION PREFERENCE

In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company, the holders of Series A were entitled to be paid out of the assets available for distribution an amount equal to the greater of $3.00 per share plus any declared but unpaid dividends or the amount that would have been distributed to each preferred stockholder if all shares of Series A were converted to Class A common shares. If the assets of the Company were insufficient to pay the full preferential amounts to the preferred stockholders, the assets were to be distributed ratably among the outstanding shares of, first, Series B, and second, Series A, in proportion to their aggregate liquidation preference amounts.

CONVERSION

In connection with the initial public offering, each outstanding share of Series A was converted into three shares of common stock.

(c) COMMON STOCK

The Company's Board of Directors approved a 40-for-1 common stock split in February of 1997 and a 3-for-1 common stock split in December of 1997, which have been retroactively reflected in the accompanying consolidated financial statements.

The rights, preferences and privileges of the Class A and Class B were as follows:

VOTING

The holders of Class A and Class B voted for each share of stock owned. The common shareholders voted as a single class, together with the holders of Series A and Series B, except where a separate class vote was otherwise required by applicable law or the Certificate of Incorporation or bylaws.

DIVIDENDS

Holders of Class B were entitled to dividends, when and if declared by the Board of Directors, equal to an aggregate of $.33 per share (the Priority Dividend) prior to any dividends being declared or paid to holders of Class A, subject to the preferential dividend rights of holders of the Series A and B preferred stock. Class A was not entitled to any priority dividend. After the Priority Dividend has been paid, holders of Class A and Class B were entitled to receive equal dividends, when and if declared by the Board of Directors. Dividends were never declared on shares of Class A or Class B.

LIQUIDATION PREFERENCE

In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company, and subject to the preferential rights of the holders of Series A and B, the holders of Class B had a liquidation preference over the holders of Class A of $.33 per share less any Priority Dividend previously paid. The holders of Class A were then entitled to a distribution amount of $.33 per share. Any remaining assets of the Company were to be distributed ratably among the holders of Class A and

                                  IBASIS, INC.

(7) STOCKHOLDERS' EQUITY (DEFICIT) (CONTINUED)
Class B. If assets of the Company were insufficient to pay the full amount to the common stockholders, the assets were to be distributed ratably among the common stockholders in proportion to, and in order of their rights to, their aggregate liquidation amounts.

CONVERSION

Upon the completion of the Company's initial public offering, all 6,060,000 shares of Class A common stock and all 1,500,000 shares of Class B common stock were converted into 6,060,000 and 1,500,000 shares of common stock, respectively.

RESTRICTED STOCK AWARD

In connection with a restricted stock award, the Company signed an agreement with one of its employees stipulating that if the shareholder's employment with the Company terminates, the Company will have the right to repurchase any unvested shares for $.0333 per share, which was the fair value of the stock on the date of grant. The shares vest at a rate of 25% per year. At December 31, 1999, there were 22,500 unvested shares under this agreement.

STOCK REPURCHASE AGREEMENT

In connection with the issuance of Series B, the Company signed an agreement with two of the shareholders that stipulates that if either shareholder's employment with the Company terminates prior to August 26, 2000, the Company will have the right to repurchase any unvested shares of Class A Common Stock at fair market value, as determined by the Board of Directors. At the signing of this agreement, 55% of each of these shareholders' Class A Common Stock shares were vested immediately, with 5.625% vesting every three months. At
December 31, 1999, there were 938,250 unvested shares under this agreement.

(d) STOCK INCENTIVE PLAN

The Company's 1997 Stock Incentive Plan (the Plan) provides for the granting of restricted stock awards and incentive stock options (ISOs) and nonqualified options to purchase up to 5,700,000 shares of Common Stock to key employees, directors and consultants. Under terms of the Plan, the exercise price of options granted shall be determined by the Board of Directors and for ISOs shall not be less than fair market value of the stock on the date of grant. Options vest in 16 equal installments on each of the first 16 three-month anniversaries of the date of grant, provided that no options shall vest during the optionee's first year of employment. The term of each stock option shall be determined by the Board of Directors, but shall not exceed 10 years from the date of grant.

                                  IBASIS, INC.

(7) STOCKHOLDERS' EQUITY (DEFICIT) (CONTINUED)
The following table summarizes the option activity for the years ended December 31, 1997, 1998 and 1999:

                                                                        WEIGHTED
                                                           EXERCISE     AVERAGE
                                              NUMBER OF    PRICE PER    EXERCISE
                                               SHARES        SHARE       PRICE
                                              ---------   -----------   --------
Outstanding, January 1, 1997................         --   $        --    $  --
  Granted...................................    342,300           .03      .03
                                              ---------   -----------    -----
Outstanding, December 31, 1997..............    342,300           .03      .03
  Granted...................................  1,186,600      .50-1.10      .70
  Terminated................................   (200,000)          .50      .50
                                              ---------   -----------    -----
Outstanding, December 31, 1998..............  1,328,900      .03-1.10      .56
  Granted...................................  2,028,600    1.00-37.94     6.13
  Exercised.................................   (206,125)      .03-.50      .14
  Terminated................................   (203,650)    .50-37.94     1.27
                                              ---------   -----------    -----
Outstanding, December 31, 1999..............  2,947,725   $.03-$37.94    $4.37
                                              ---------   -----------    -----
Exercisable, December 31, 1999..............    400,869   $ .03-$5.00    $ .93
                                              ---------   -----------    -----

The following table summarizes information relating to currently outstanding and exercisable stock options as of December 31, 1999:

                         OUTSTANDING                   EXERCISABLE
             -----------------------------------   --------------------
                           WEIGHTED
                           AVERAGE
                          REMAINING     WEIGHTED               WEIGHTED
 RANGE OF                CONTRACTUAL    AVERAGE                AVERAGE
 EXERCISE    NUMBER OF   LIFE (YEARS)   EXERCISE   NUMBER OF   EXERCISE
  PRICES      SHARES     OUTSTANDING     PRICE      SHARES      PRICE
----------   ---------   ------------   --------   ---------   --------
$      .03     182,925       7.61        $  .03      98,794     $ .03
   .50-.65     425,800       8.59           .54     139,600       .53
 1.00-1.10     475,800       8.96          1.03     113,250      1.03
      1.50     195,000       9.31          1.50       6,913      1.50
      4.00     649,300       9.44          4.00      42,187      4.00
      5.00     481,600       9.69          5.00         125      5.00
     11.00     491,500       9.85         11.00          --        --
     28.75      30,000      10.00         28.75          --        --
     37.94      15,800       9.92         37.94          --        --
             ---------                              -------
             2,947,725                              400,869
             ---------                              -------

At December 31, 1999, options to purchase 2,531,150 common shares were available for future grants under the Plan.

The Company applies the accounting provisions prescribed in APB No. 25 and related Interpretations. During September 1999, the Company issued stock options with an exercise price less than the fair market value of the common stock as determined for accounting purposes. Accordingly, total deferred

                                  IBASIS, INC.

(7) STOCKHOLDERS' EQUITY (DEFICIT) (CONTINUED) compensation related to these stock options of approximately $2,384,000 was recorded during the year ended December 31, 1999, and is being amortized over the vesting period of the options, generally over four years. Amortization of deferred compensation of approximately $184,000 has been recognized as an expense in the year ended December 31, 1999. Prior to September 1999, the Company had not issued stock options with an exercise price less than the fair market value.

(e) EMPLOYEE STOCK PURCHASE PLAN

On September 9, 1999, the Company's board of directors and stockholders approved the 1999 iBasis, Inc. employee stock purchase plan (the Purchase Plan), which enables eligible employees to acquire shares of the Company's common stock through payroll deductions. The Purchase Plan is intended to qualify as an employee stock purchase plan under Section 423 of the Internal Revenue Code. The offering periods under the Purchase Plan start on January 1 and July 1 of each year and end on June 30 and December 31 of each year, unless otherwise determined by the board of directors. During each offering period, an eligible employee may select a rate of payroll deduction of from 1% to 10% of compensation, up to an aggregate of $12,500 in any offering period. The purchase price for common stock purchased under the Purchase Plan is 85% of the lesser of the fair market value of the shares on the first or last day of the offering period. An aggregate of 500,000 shares of common stock have been reserved for issuance under the Purchase Plan.

(f) PREFERRED STOCK WARRANTS

The Company has granted warrants for the purchase of Series A and Series B to an equipment leasing company. At December 31, 1998, warrants for the purchase of 6,875 shares of Series A and 37,500 shares of Series B were outstanding at an exercise price per share of $3.00 and $1.00, respectively. Upon conversion of the Company's preferred stock (see note 7(a)), these warrants converted into common stock warrants for 20,625 and 37,500 shares, respectively. At
December 31, 1999, 20,625 and 37,500 warrants were exercisable for common stock, respectively. The value of these warrants at the date of grant was calculated and deemed to be not material to the financial statements.

(g) STOCK-BASED COMPENSATION

In October 1995, the Financial Accounting Standards Board (FASB) issued SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, which requires the measurement of the fair value of stock options or warrants to be included in the statements of operations or disclosed in the notes to the financial statements. The Company has determined that it will continue to account for stock-based compensation for employees under the Accounting Principles Board Opinion No. 25 and elect the disclosure-only alternative under SFAS No. 123 for options granted in 1997, 1998 and 1999, using the Black-Scholes option pricing model prescribed by SFAS No. 123.

                                  IBASIS, INC.

(7) STOCKHOLDERS' EQUITY (DEFICIT) (CONTINUED)
The weighted average assumptions are as follows:

                                                         DECEMBER 31,
                                             ------------------------------------
                                                1997         1998         1999
                                             ----------   ----------   ----------
Risk-free interest rate....................  6.16%        4.99%        5.77%
Expected dividend yield....................  --           --           --
Expected lives.............................  5 years      5 years      5 years
Volatility.................................  60%          60%          61%
Weighted average remaining contractual
  life.....................................  9.62 years   9.49 years   9.20 years
Weighted average fair value of options
  granted..................................  $0.02        $0.39        $4.90

Had compensation expense from the Company's stock incentive plan been determined consistent with SFAS No. 123, net loss and net loss per share would have been approximately as follows:

                                                      DECEMBER 31,
                                        ----------------------------------------
                                           1997          1998           1999
                                        -----------   -----------   ------------
Net loss applicable to common
  stockholders--
  As reported.........................  $  (925,640)  $(5,945,708)  $(22,106,881)
  Pro forma...........................     (926,282)   (5,979,305)   (22,667,437)
Basic and diluted net loss per share--
  As reported.........................  $     (0.15)  $     (0.99)  $      (2.29)
  Pro forma...........................        (0.15)        (0.99)         (2.35)

(8) COMMITMENTS

In 1998, the Company entered into an agreement with a leasing company under which the Company will be able to finance up to $15,000,000 of equipment purchases with monthly payment terms over the life of each lease. Each outstanding lease bears interest at an annual rate of 13.6% and has a 36-month term. As of December 31, 1999, the Company had approximately $1,000,000 available under the leasing agreement.

During 1997, 1998 and 1999, the Company entered into various lease agreements with another leasing company. Each outstanding lease bears interest at an annual rate ranging from 10.5% to 13.0% and has a term ranging from 24 to 36 months. As of December 31, 1999, the Company had approximately $1,426,000 outstanding under these lease agreements.

                                  IBASIS, INC.

(8) COMMITMENTS (CONTINUED)
The Company leases its facilities and certain equipment under both operating and capital leases that expire through 2009. The approximate future minimum payments under these leases as of December 31, 1999 are as follows:

                                                      OPERATING      CAPITAL
YEAR                                                    LEASES       LEASES
----                                                  ----------   -----------
2000................................................  $1,041,983   $ 8,015,988
2001................................................   1,088,406     7,861,264
2002................................................   1,135,729     5,012,663
2003................................................   1,106,287        68,177
2004................................................   1,129,848            --
Thereafter..........................................   1,938,734            --
                                                      ----------   -----------
Total future minimum lease payments.................  $7,440,987    20,958,092
                                                      ==========
Less--Amounts representing interest.................                 4,892,969
                                                                   -----------
Present value of obligations........................                16,065,123
Less--Current portion...............................                 4,376,280
                                                                   -----------
                                                                   $11,688,843
                                                                   ===========

Rent expense included in the consolidated statements of operations was approximately $83,000, $69,000, $640,000 for the years ended December 31, 1997, 1998 and 1999, respectively.

(9) SEGMENT AND GEOGRAPHIC INFORMATION

The Company has adopted SFAS No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION, in the fiscal year ended December 31, 1998. SFAS No. 131 establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS No. 131 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and assess performance. The Company's chief decision-maker, as defined under SFAS No. 131, is a combination of the Chief Executive Officer and the Chief Financial Officer. To date, the Company has viewed its operations and manages its business as principally one segment, international telecommunication services. Associated services are not significant. As a result, the financial information disclosed herein represents all of the material financial information related to the Company's principal operating segment.

                                  IBASIS, INC.

(9) SEGMENT AND GEOGRAPHIC INFORMATION (CONTINUED)
The following table represents percentage revenue from individual countries:

                                                                  YEAR ENDED
                                                                 DECEMBER 31,
                                                        ------------------------------
                                                          1997       1998       1999
                                                        --------   --------   --------
US....................................................      --%        86%        95%
Hong Kong.............................................      17         --         --
Japan.................................................      79         --         --
Other.................................................       4         14          5
                                                          ----       ----       ----
                                                           100%       100%       100%
                                                          ----       ----       ----

The following table represents percentage of minute revenue for traffic sent to the specified geographic destinations:

                                                                  YEAR ENDED
                                                                 DECEMBER 31,
                                                        ------------------------------
                                                          1997       1998       1999
                                                        --------   --------   --------
Asia..................................................     100%        56%        49%
Latin America.........................................      --         14         22
Middle East...........................................      --         14         18
United States.........................................      --         12          1
Europe................................................      --         --          7
Other.................................................      --          4          3
                                                          ----       ----       ----
                                                           100%       100%       100%
                                                          ----       ----       ----

As of December 31, 1999, there was approximately $669,000 of equipment held at our joint venture (see Note 4).

(10) RELATED PARTY

In November 1997, $115,000 of consulting fees were paid to a holder of Series A and B for services rendered. These fees paid to this related party are included in general and administrative expenses in the accompanying consolidated financial statements.

For the years ended December 31, 1998 and 1999, the Company paid approximately $415,000 and $289,000, respectively, to a related party, Microworld Limited (see
Note 4) for services rendered. These fees paid to this related party are included in data communications and telecommunications costs in the accompanying consolidated financial statements.

(11) SUBSEQUENT EVENTS

On March 15, 2000, the Company completed a secondary offering in which they sold 3,500,000 shares of its common stock, of which 2,026,637 shares were offered by the Company and 1,473,363 shares were offered by selling stockholders. The offering results in net proceeds to the Company and the selling stockholders of approximately $141.3 million and $102.7 million, respectively.

On March 15, 2000, the Company sold $150.0 million of 5 3/4% Convertible Subordinated Notes due in 2005, yielding net proceeds to the Company of approximately $145.5 million.

                                  IBASIS, INC.

(12) VALUATION AND QUALIFYING ACCOUNTS

The following is a rollforward of the Company's allowance for doubtful accounts:

                                   BALANCE AT
                                  BEGINNING OF                             BALANCE AT
                                     PERIOD      ADDITIONS   DEDUCTIONS   END OF PERIOD
                                  ------------   ---------   ----------   -------------
Year ended December 31, 1997....    $     --     $     --      $    --      $     --
                                    --------     --------      -------      --------
Year ended December 31, 1998....    $     --     $126,741      $    --      $126,741
                                    --------     --------      -------      --------
Year ended December 31, 1999....    $126,741     $510,380      $(4,000)     $633,121
                                    ========     ========      =======      ========

                                    PART III

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding iBasis's executive officers required by Part III, Item 10, is set forth in Item 1 of Part I herein under the caption "Management-Directors, Executive Officers and Key Employees." Information required by Part III, Item 10, regarding iBasis's directors may be found in iBasis's Proxy Statement relating to iBasis's annual meeting of stockholders to be held on May 24, 2000, and is incorporated herein by reference. Information relating to compliance with
Section 16(a) of the Securities Exchange Act of 1934, as amended, may be found in the Proxy Statement and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

Information required by Part III, Item 11, may be found in iBasis's Proxy Statement relating to iBasis's annual meeting of stockholders to be held on May 24, 2000, and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information required by Part III, Item 12, may be found in iBasis's Proxy Statement relating to iBasis's annual meeting of stockholders to be held on May 24, 2000, and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information regarding certain of iBasis's relationships and related transactions may be found in iBasis's Proxy Statement relating to iBasis's annual meeting of stockholders to be held on May 24, 2000, and is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)LIST OF DOCUMENTS FILED AS A PART OF THIS ANNUAL REPORT:

    (1) FINANCIAL STATEMENTS:

        Report of Independent Public Accountants

        Consolidated Balance Sheets as of December 31, 1998 and 1999

        Consolidated Statements of Operations for the Years Ended December 31, 1997, 1998
         and 1999

        Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders' Equity
         (Deficit) for the Years Ended December 31, 1997, 1998 and 1999

        Consolidated Statements of Cash Flows for the Years Ended December 31, 1997, 1998
         and 1999

        Notes to Consolidated Financial Statements

    (2) INDEX TO FINANCIAL STATEMENT SCHEDULES:

       None.

    (3) INDEX TO EXHIBITS:

       EXHIBIT
       NUMBER                                   DESCRIPTION
---------------------   ------------------------------------------------------------
        3.1             Amended and Restated Certificate of Incorporation of the
                        Registrant (incorporated by reference from Exhibit 3.1 to
                        the Registrant's Registration Statement on Form S-1 (file
                        no. 333-96535)).

        3.2             Amended and Restated By-Laws of the Registrant (incorporated by reference from Exhibit 3.2 to the Registrant's
                        Registration Statement on Form S-1 (file no. 333-96535)).

        4.1 Specimen Certificate for shares of the Registrant's common stock (incorporated by reference from Exhibit 4.1 to the Registrant's Registration Statement on Form S-1 (file no.
                        333-85545)).

       10.1             Lease, dated January 8, 1999, as amended, between the
                        Registrant and Rodger P. Nordblum and Peter C. Nordblum as
                        Trustees of Northwest Associates under Declaration of Trust dated December 9, 1971 with respect to property located at
                        20 Second Avenue, Burlington, Massachusetts (incorporated by reference from Exhibit 10.1 to the Registrant's Registration
                        Statement on Form S-1 (file no. 333-85545)).

       10.2             Standard Form Commercial Lease, dated as of February 26,
                        1997, between the Registrant and Technology Properties
                        Associates, with respect to property located at 121
                        Middlesex Turnpike, Burlington, Massachusetts (incorporated by reference from Exhibit 10.2 to the Registrant's
                        Registration Statement on Form S-1 (file no. 333-85545)).

       10.3             Lease, dated as of August 7, 1998, between the Registrant
                        and 111 Eighth Avenue LLC, relating to property located at
                        111 Eighth Avenue, New York, New York (incorporated by
                        reference from Exhibit 10.3 to the Registrant's Registration
                        Statement on Form S-1 (file no. 333-85545)).

       10.4             Lease, dated December 11, 1998 between the Registrant and
                        Downtown Properties L.L.C., with respect to property located at 611 Wilshire Boulevard, Los Angeles, California
                        (incorporated by reference from Exhibit 10.4 to the
                        Registrant's Registration Statement on Form S-1 (file no.
                        333-85545)).

       10.5             Warrant, dated as of September 10, 1997, for the purchase of shares of preferred stock of the Company issued to TLP
                        Leasing Programs, Inc. (incorporated by reference from
                        Exhibit 10.5 to the Registrant's Registration Statement on
                        Form S-1 (file no. 333-85545)).

       10.6 Warrant, dated as of June 8, 1998, for the purchase of shares of preferred stock of the Company issued to TLP
                        Leasing Programs, Inc. (incorporated by reference from
                        Exhibit 10.6 to the Registrant's Registration Statement on
                        Form S-1 (file no. 333-85545)).

       10.7             Master Agreement of Terms and Conditions for Lease between the Registrant and Cisco Systems Capital Corporation, dated as of November 3, 1998, as amended (incorporated by
                        reference from Exhibit 10.7 to the Registrant's Registration
                        Statement on Form S-1 (file no. 333-85545)).

       10.8+            1997 Stock Incentive Plan of the Registrant (incorporated by reference from Exhibit 10.8 to the Registrant's Registration
                        Statement on Form S-1 (file no. 333-85545)).

       10.9+            Employment Agreement between the Registrant and Ofer Gneezy, dated as of August 11, 1997 (incorporated by reference from
                        Exhibit 10.9 to the Registrant's Registration Statement on
                        Form S-1 (file no. 333-85545)).

       EXHIBIT
       NUMBER                                   DESCRIPTION
---------------------   ------------------------------------------------------------
       10.10+           Employment Agreement between the Registrant and Gordon J.
                        VanderBrug, dated as of August 11, 1997. (incorporated by
                        reference from Exhibit 10.10 to the Registrant's
                        Registration Statement on Form S-1 (file no. 333-85545)).

       10.11+           Employment Agreement between the Registrant and Michael J.
                        Hughes, dated as of August 17, 1999 (incorporated by reference from 10.11 to the Registrant's Registration
                        Statement on Form S-1 (file no. 333-85545)).

       10.12+           Employment Agreement between the Registrant and John G.
                        Henson, Jr., dated as of August 17, 1999 (incorporated by reference from Exhibit 10.12 to the Registrant's
                        Registration Statement on Form S-1 (file no. 333-85545)).

       10.13            Series B Convertible Preferred Stock Purchase Agreement,
                        dated as of August 26, 1998, between the Registrant and the
                        "Purchaser" parties thereto (incorporated by reference from
                        Exhibit 10.14 to the Registrant's Registration Statement on
                        Form S-1 (file no. 333-85545)).

       10.14            Series C Convertible Purchase Agreement, dated as of July
                        12, 1999, between the Registrant and the "Purchaser" parties thereto (incorporated by reference from Exhibit 10.15 to the
                        Registrant's Registration Statement on Form S-1 (file no.
                        333-85545)).

       10.15            Second Amended and Restated Shareholders' Agreement, dated as of July 12, 1999, among the Registrant and the holders of the capital stock of the Registrant who become parties
                        thereto (incorporated by reference from Exhibit 10.16 to the
                        Registrant's Registration Statement on Form S-1 (file no.
                        333-85545)).

       10.16            First Amended and Restated Registration Rights Agreement,
                        dated as of July 12, 1999, among the Registrant and the
                        holders of the capital stock of the Registrant who become
                        parties thereto (incorporated by reference from Exhibit
                        10.17 to the Registrant's Registration Statement on Form S-1
                        (file no. 333-85545)).

       10.17            Shareholders Agreement, dated as of March 28, 1998, relating to VIP Calling (Hong Kong) Limited (incorporated by
                        reference from Exhibit 10.18 to the Registrant's
                        Registration Statement on Form S-1 (file no. 333-85545)).

       10.18            Amendment No. 1 to the Shareholders Agreement, dated as of
                        March 28, 1998, relating to VIP Calling (Hong Kong) Limited
                        (incorporated by reference from Exhibit 10.19 to the
                        Registrant's Registration Statement on Form S-1 (file no.
                        333-85545)).

       10.19            Amendment No. 2 to the Shareholders Agreement, dated as of
                        March 28, 1998, relating to VIP Calling (Hong Kong) Limited
                        (incorporated by reference from Exhibit 10.20 to the
                        Registrant's Registration Statement on Form S-1 (file no.
                        333-85545)).

       10.20            Loan and Security Agreement between the Registrant and
                        Silicon Valley Bank, dated as of June 18, 1999 (incorporated by reference from Exhibit 10.21 to the Registrant's
                        Registration Statement on Form S-1 (file no. 333-85545)).

       10.21            Stock Restriction Agreement, dated as of August 26, 1998,
                        between the Registrant and Ofer Gneezy and Gordon VanderBrug
                        (incorporated by reference from Exhibit 10.22 to the
                        Registrant's Registration Statement on Form S-1 (file no.
                        333-85545)).

       10.22            Alliance Agreement, dated January 4, 1999, between the
                        Registrant and Cisco Systems, Inc. (incorporated by reference from Exhibit 10.23 to the Registrant's
                        Registration Statement on Form S-1 (file no. 33-85545)).

       EXHIBIT
       NUMBER                                   DESCRIPTION
---------------------   ------------------------------------------------------------
       10.23            Memorandum of Agreement, dated August 16, 1999, between the
                        Registrant and NetSpeak Corporation (incorporated by
                        reference from Exhibit 10.24 to the Registrant's
                        Registration Statement on Form S-1 (file no. 333-85545)).

       10.24            Strategic Partner Agreement between NetSpeak Corporation and the Registrant, dated as of September 15, 1999 (incorporated by reference from Exhibit 10.25 to the Registrant's
                        Registration Statement on Form S-1 (file no. 333-85545)).

       10.25+           1999 Employee Stock Purchase Plan of the Registrant, as
                        amended (incorporated by reference from Exhibit 10.26 to the
                        Registrant's Registration Statement on Form S-1 (file
                        no. 333-96535)).

       10.26            Lease between the Registrant and NWT Partners, Ltd. with
                        respect to property located at 100 N. Biscayne Boulevard,
                        Miami, Florida (incorporated by reference from Exhibit 10.27 to the Registrant's Registration Statement on Form S-1 (file
                        no. 333-96535)).

       10.27            Lease, dated October 22, 1999, between the Registrant and
                        Roger P. Nordblom and Peter C. Nordblom, as Trustees of
                        N.W. Building 1 Associates under Declaration of Trust dated
                        November 11, 1984 and filed with the Middlesex South
                        Registry District of the Land Court as Document
                        Number 674807 with respect to property located at 10 Second
                        Avenue, Burlington, Massachusetts (incorporated by reference from Exhibit 10.28 to the Registrant's Registration
                        Statement on Form S-1 (file no. 333-96535)).

       10.28+           Employment Agreement between the Registrant and Charles
                        Giambalvo, dated as of February 8, 2000 (incorporated by reference from Exhibit 10.29 to the Registrant's
                        Registration Statement on Form S-1 (file no. 333-96535)).

       10.29            Supply Contract, dated as of December 30, 1999, between the
                        Registrant and Belle Systems A/S (incorporated by reference from Exhibit 10.30 to the Registrant's Registration
                        Statement on Form S-1 (file no. 333-96535)).

       21.1             Subsidiaries of the Registrant (incorporated by reference
                        from Exhibit 21.1 to the Registrant's Registration Statement on Form S-1 (file no. 333-85545)).

       23.1             Consent of Arthur Andersen LLP.

       27.1             Financial Data Schedule.

------------------------

+   Represents a management contract or compensatory plan or arrangement.

(b) REPORTS ON FORM 8-K:

None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 29, 2000                                   IBASIS, INC.

                                                       By:               /s/ OFER GNEEZY
                                                            -----------------------------------------
                                                                           Ofer Gneezy
                                                              PRESIDENT AND CHIEF EXECUTIVE OFFICER

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

                   /s/ OFER GNEEZY
     -------------------------------------------       President and Chief Executive Officer and
                     Ofer Gneezy                         Director (Principal Executive Officer)

              /s/ GORDON J. VANDERBRUG
     -------------------------------------------       Executive Vice President and Director
                Gordon J. VanderBrug

                /s/ MICHAEL J. HUGHES                  Vice President, Finance and Chief Financial
     -------------------------------------------         Officer (Principal Financial and Accounting
                  Michael J. Hughes                      Officer)

                  /s/ IZHAR ARMONY
     -------------------------------------------       Director
                    Izhar Armony

               /s/ CHARLES N. CORFIELD
     -------------------------------------------       Director
                 Charles N. Corfield

                /s/ CHARLES S. HOUSER
     -------------------------------------------       Director
                  Charles S. Houser

                   /s/ JOHN JARVE
     -------------------------------------------       Director
                     John Jarve

                  /s/ ROBERT MAGINN
     -------------------------------------------       Director
                    Robert Maginn

     -------------------------------------------       Director
                    Carl Redfield

                /s/ CHARLES M. SKIBO
     -------------------------------------------       Director
                  Charles M. Skibo