Form 10-Q
period 2000-03-31
IBASIS INC
filed 2000-05-15
CIK 1091756

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
--------------------------------------------------------------------------------


(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the Quarterly Period Ended MARCH 31, 2000

                                       or

[   ]  Transition Report Pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934

             For the Transition Period from __________ to __________


                        COMMISSION FILE NUMBER 000-27127


                                  IBASIS, INC.
             (Exact Name of Registrant as Specified in its Charter)


             DELAWARE                                    04-3332534
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
 Incorporation or Organization)


                     20 SECOND AVENUE, BURLINGTON, MA 01803
          (Address of Principal Executive Offices, Including Zip Code)


                                 (781) 505-7500
              (Registrant's Telephone Number, Including Area Code)


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES _X_  NO ___

As of May 8, 2000, there were 33,926,438 shares of the Registrant's Common Stock, par value $0.001 per share, outstanding.

                                  IBASIS, INC.
                                      Index


                                                                                                                   PAGE

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

          Condensed Consolidated Balance Sheets at March 31, 2000 and
             December 31, 1999 (Unaudited)                                                                           2

          Condensed Consolidated Statements of Operations for the Three Months Ended
             March 31, 2000 and 1999 (Unaudited)                                                                     3

          Condensed Consolidated Statements of Cash Flows for the Three Months Ended
             March 31, 2000 and 1999 (Unaudited)                                                                     4

          Notes to Condensed Consolidated Financial Statements (Unaudited)                                           5

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of
             Operations                                                                                             6-9

Item 3 - Quantitative and Qualitative Disclosures About Market Risk                                                 10


PART II - OTHER INFORMATION

Item 6 - Exhibits                                                                                                   11

         Signature                                                                                                  12








                                  IBASIS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                                     MARCH 31,                 DECEMBER 31,
                                                                                        2000                       1999
                                                                                        ----                       ----
                                     ASSETS

Current assets:
   Cash and cash equivalents                                                        $352,828,447               $123,665,961
   Marketable securities                                                              39,000,000                         --
   Accounts receivable, net of allowance for doubtful accounts of
   approximately $1,177,000 and $633,000, respectively                                 6,264,142                  5,404,338
   Prepaid expenses and other current assets                                           1,769,593                    964,675
                                                                                   -------------               ------------
           Total current assets                                                      399,862,182                130,034,974

Property and equipment, at cost:
   Construction in process                                                             6,639,553                         --
   Network equipment                                                                   6,858,170                  6,544,913
   Equipment under capital lease                                                      21,758,521                 16,430,153
   Leasehold improvements                                                              1,904,640                  1,696,755
   Computer software                                                                   1,886,541                    782,244
   Furniture and fixtures                                                                244,146                    154,970
                                                                                   -------------               ------------
                                                                                      39,291,571                 25,609,035
   Less- Accumulated depreciation and amortization                                    (5,138,017)                (3,218,920)
                                                                                   -------------               ------------
                                                                                      34,153,554                 22,390,115
Deferred financing costs, net of accumulated amortization of
   approximately $43,000 and $0, respectively                                          4,973,254                         --
Other assets                                                                           1,031,224                  1,048,000
                                                                                   -------------               ------------
                                                                                    $440,020,214               $153,473,089
                                                                                    ============               ============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                                  $ 6,240,654                $ 6,112,938
   Accrued expenses                                                                    6,022,385                  4,391,296
   Current portion of long term debt                                                   6,622,890                  4,376,280
                                                                                    ------------                -----------
           Total current liabilities                                                  18,885,929                 14,880,514

Long term debt, net of current portion                                               164,156,283                 11,688,843

Stockholders' equity:
   Common stock, $.001 par value, authorized- 85,000,000 shares, issued
    and outstanding- 33,832,376 and 31,642,728, respectively                              33,832                     31,642
   Additional paid-in capital                                                        297,466,653                156,887,447
   Deferred compensation                                                              (2,051,526)
                                                                                                                 (2,200,547)
   Accumulated deficit                                                               (38,470,957)               (27,814,810)
                                                                                    ------------                ------------
           Total stockholders' equity                                                256,978,002                126,903,732
                                                                                    ------------                ------------
                                                                                    $440,020,214               $153,473,089
                                                                                    ============                ============




          THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED
                      CONSOLIDATED FINANCIAL STATEMENTS.

                                  IBASIS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                      THREE MONTHS ENDED MARCH 31,
                                                                                     2000                           1999
                                                                                     ----                           ----


Net revenue                                                                        $9,725,492                    $2,413,983
Operating expenses:
   Data communications and telecommunications                                      10,080,503                     2,586,302
   Research and development                                                         2,819,009                       864,784
   Selling and marketing                                                            3,288,280                       837,253
   General and administrative                                                       3,809,602                       611,313
   Depreciation and amortization                                                    1,926,272                       233,313
                                                                                -------------                   -----------
Total operating expenses                                                           21,923,666                     5,132,965
                                                                                -------------                   -----------
Loss from operations                                                              (12,198,174)                   (2,718,982)
Interest income                                                                     2,451,292                        54,246
Interest expense                                                                    (909,265)                      (60,252)
Other income (expense), net                                                                --                       (2,037)
Minority interest in loss of joint venture                                                 --                        49,000
                                                                                -------------                   -----------
   Net loss                                                                      (10,656,147)                   (2,678,025)
Accretion of dividends on redeemable convertible
   preferred stock                                                                        --                      (157,501)
                                                                                -------------                  ------------
   Net loss applicable to common stockholders                                   $(10,656,147)                  $(2,835,526)
                                                                                =============                  ============

Net loss per share:
   Basic and diluted net loss per share                                            $   (0.33)                    $   (0.38)
                                                                                =============                  ============
   Basic and diluted weighted average common shares    outstanding
                                                                                   32,205,878                     7,526,250
                                                                                =============                  ============

Pro forma net loss per share:
   Basic and diluted net loss per share                                            $   (0.33)                    $   (0.15)
                                                                                =============                  ============
   Basic and diluted weighted average common shares   outstanding
                                                                                   32,205,878                    17,838,750
                                                                                =============                  ============







          THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED
                      CONSOLIDATED FINANCIAL STATEMENTS.

                                   IBASIS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                           THREE MONTHS ENDED MARCH 31,
                                                                                      2000                            1999
                                                                                      ----                            ----

Cash flows from operating activities:
    Net loss                                                                      $ (10,656,147)                 $ (2,678,025)
    Adjustments to reconcile net loss to net cash used in
       operating activities
       Depreciation and amortization                                                   1,926,272                       233,313
       Amortization of deferred financing costs                                           43,271                            --
       Minority interest                                                                      --                       (49,000)
       Amortization of deferred compensation                                             149,021                            --
       Changes in current assets and liabilities:
          Accounts receivable                                                          (859,804)                      (161,156)
          Prepaid expenses and other current assets                                    (804,918)                         7,968
          Accounts payable                                                              127,716                       (672,599)
          Accrued expenses                                                            1,631,089                        478,881
                                                                                  --------------                  -------------
             Net cash used in operating activities                                   (8,443,500)                    (2,840,618)
                                                                                  --------------                  -------------

Cash flows from investing activities:
    Increase in marketable securities                                               (39,000,000)                            --
    Purchases of property and equipment                                              (8,354,168)                       (81,905)
    Decrease/(increase) in other assets                                                  16,776                       (278,593)
                                                                                  --------------                  -------------
             Net cash used in investing activities                                  (47,337,392)                      (360,498)
                                                                                  --------------                  -------------

Cash flows from financing activities:
    Net proceeds from secondary offering of stock                                   140,493,000                             --
    Net proceeds from issuance of bonds                                             144,983,475                             --
    Proceeds from exercise of stock options                                              88,396                             --
    Payments on capital lease obligations                                              (621,493)                       (63,522)
                                                                                  --------------                  -------------
             Net cash provided by (used in) financing activities                     284,943,378                       (63,522)
                                                                                  --------------                  -------------

Net increase (decrease) in cash and cash equivalents                                 229,162,486                    (3,264,638)

Cash and cash equivalents, beginning of period                                       123,665,961                     7,399,451
                                                                                  --------------                  -------------

Cash and cash equivalents, end of period                                            $352,828,447                    $4,134,813
                                                                                  ==============                  =============





          THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED
                      CONSOLIDATED FINANCIAL STATEMENTS.

                                  IBASIS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

(1)    General

The interim condensed consolidated financial statements presented herein have been prepared by iBasis, Inc. ("iBasis" or the "Company") without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair presentation. Interim results are not necessarily indicative of results for a full year.

The condensed consolidated balance sheet presented as of December 31, 1999, has been derived from the consolidated financial statements that have been audited by the Company's independent public accountants. The unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to those rules and regulations, but the Company believes that the disclosures are adequate to make the information presented not misleading. The condensed consolidated financial statements and notes included herein should be read in conjunction with the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

(2)    Long term debt

Long term debt consists of the following:


                                                                               MARCH 31,         DECEMBER 31,
                                                                                 2000                1999
                                                                                 ----                ----

              5-3/4% Convertible Subordinated Notes, due 2005                $150,000,000          $        --
              Obligations under capital leases                                 20,779,173           16,065,123
              Revolving Credit Facility                                                --                   --
                                                                             ------------          -----------
                                                                              170,779,173           16,065,123
              Less: current portion                                             6,622,890            4,376,280
                                                                             ------------          -----------

              Long term debt, net of current portion                         $164,156,283          $11,688,843
                                                                             ============          ===========



(3)    Net Loss Per Share and Pro Forma Net Loss Per Share

In accordance with Statement of Financial Accounting Standards No. 128, basic net loss per common share is calculated by dividing net loss by the weighted average number of common shares outstanding. The calculation of diluted net loss per share is consistent with that of basic net loss per share but gives effect to all dilutive potential common shares (that is, securities such as options, warrants or convertible securities) that were outstanding during the period, unless the effect is antidilutive. For the quarters ended March 31, 2000 and 1999, 2,639,701 and 771,218 potential common shares, respectively, have been excluded from the calculation of diluted net loss per share, as their effects are antidilutive.

The calculation for pro forma basic and diluted net loss per share is adjusted to give effect to the conversion of all shares of preferred stock, Class A common stock and Class B common stock from the date of original issuance.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the Company's financial condition and results of operations for the three months ended March 31, 2000 and 1999 should be read in conjunction with the consolidated financial statements and footnotes for the three months ended March 31, 2000 included herein, and the year ended December 31, 1999, included in the Company's Annual Report on Form 10-K.

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

In November 1999, we completed our initial public offering and issued 7,820,000 shares of common stock, which resulted in total net proceeds to us of approximately $114.7 million. In March 2000, we completed a secondary public offering of our common stock and issued 2,026,637 shares of common stock which resulted in total net proceeds to us of approximately $140.5 million. Also in March 2000, we completed an offering of $150.0 million in 5 3/4% convertible subordinated notes, due in 2005. At any time prior to their maturity, these notes are convertible into common stock at a conversion price of $86.14 per share, subject to adjustment upon certain events.


RESULTS OF OPERATIONS

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

Our net revenue increased by $7.3 million to $9.7 million for the three months ended March 31, 2000, from $2.4 million for the three months ended March 31, 1999. This increase was primarily driven by an increase in revenue from voice and fax call completion services to $9.6 million for the three months ended March 31, 2000, from $2.3 million for the three months ended March 31, 1999. The increase in voice and fax call completion services net revenue resulted from an increase in the amount of traffic carried over our network to 85.2 million minutes for the three months ended March 31, 2000, from 16.8 million minutes for each of the three months ended March 31, 1999. Net revenue from the sale of equipment was approximately $100,000 for the three months ended March 31, 2000 and 1999.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Data communications and telecommunications expenses increased by $7.5 million to $10.1 million for the three months ended March 31, 2000, from $2.6 million for the three months ended March 31, 1999. The increase in data communications and telecommunications expense was driven by the increase in traffic described above, as termination fees increased to $5.7 million for the three months ended March 31, 2000, from $839,000 for the three months ended March 31, 1999, and purchased minutes increased to $2.2 million for the three months ended March 31, 2000 from $1.1 million for the three months ended March 31, 1999. Equipment expenses directly related to equipment sales increased to $100,000 for the three months ended March 31, 2000, from $93,000 for the three months ended March 31, 1999. Other data communications and telecommunications expenses, including internet access, public circuit-switched network access, and international private line charges, increased to $2.1 million for the three months ended March 31, 2000, from $568,000 for the three months ended March 31, 1999. As a percentage of total revenue, data communications and telecommunications expenses decreased to 104% for the three months ended March 31, 2000, from 107% for the three months ended March 31, 1999.

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

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Research and development expenses increased by $1.9 million to $2.8 million for the three months ended March 31, 2000, from $865,000 for the three months ended March 31, 1999. This increase in research and development expenses is due principally to the increase in personnel needed to support our expanding network. As a percentage of total revenue, research and development expenses decreased to 29% for the three months ended March 31, 2000, from 36% for the three months ended March 31, 1999.

SELLING AND MARKETING EXPENSES. Selling and marketing expenses include expenses relating to the salaries, payroll taxes, benefits and commissions that we pay for sales personnel and the expenses associated with the development and implementation of our promotion and marketing campaigns, including expenses relating to our outside public relations firm and industry analysts. Selling and marketing expenses increased by $2.5 million to $3.3 million for the three months ended March 31, 2000, from $837,000 for the three months ended March 31, 1999. This increase is attributable to an increase in the number of personnel and increased marketing expenses, particularly in connection with public relations campaigns. As a percentage of total revenue, selling and marketing expenses decreased to 34% for the year ended March 31, 2000, from 35% for the three months ended March 31, 1999.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses include salary, payroll tax and benefit expenses and related costs for general corporate functions, including executive management, administration, facilities, information technology and human resources. General and administrative expenses increased by $3.2 million to $3.8 million for the three months ended March 31, 2000, from $611,000 for the three months ended March 31, 1999. General and administrative expenses increased primarily due to an increase in the number of personnel, an increase in consulting and professional fees, and an increase in our allowance for doubtful accounts. As a percentage of total revenue, general and administrative expenses increased to 39% for the three months ended March 31, 2000, from 25% for the three months ended March 31, 1999.

DEPRECIATION AND AMORTIZATION EXPENSES. Depreciation and amortization expenses increased by $1.7 million to $1.9 million for the three months ended March 31, 2000, from $233,000 for the three months ended March 31, 1999. This increase primarily resulted from additional purchases of capital equipment and software that were needed to support our expanding network. As a percentage of total revenue, depreciation and amortization expense increased to 20% for the three months ended March 31, 2000 from 10% for the three months ended March 31, 1999.

INTEREST INCOME AND INTEREST EXPENSE. Interest expense is primarily comprised of interest on our 5 3/4% convertible subordinated notes and the various capital leases pursuant to which we have financed a substantial majority of the hardware components of our network. Interest income is primarily composed of income earned on our cash and cash equivalents.

Interest income increased by $2.4 million to $2.5 million for the three months ended March 31, 2000, from $54,000 for the three months ended March 31, 1999. This increase was primarily attributable to increased interest earnings on our cash and cash equivalents as a result of our initial public offering, completed in November 1999, our secondary offering of our common stock, completed in March 2000, and the issuance of our 5 3/4% subordinated notes, due in 2005. Interest expense increased by $849,000 to $909,000 for the three months ended March 31, 2000 from $60,000 for the three months ended March 31, 1999. This increase was attributable to interest on our 5 3/4% convertible subordinated notes and capital equipment financing.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

Our principal capital and liquidity needs historically have related to the development of our network infrastructure, our sales and marketing activities, research and development expenses, and general capital needs. Our capital needs have been met, in large part, from the net proceeds from our initial and secondary public offerings, the issuance of our 5 3/4% convertible subordinated notes and the sale of our Class B common stock and preferred stock. As we have placed greater emphasis on expanding our network infrastructure, we have also sought to meet our capital needs through vendor capital leases and other equipment financings. We have also established a line of credit with a bank.

Net cash used in operating activities was $8.4 million for the three months ended March 31, 2000, as compared to $2.8 million for the three months ended March 31, 1999. Cash used in operating activities for both periods resulted from net losses and increases in accounts receivable and other current assets.

Net cash used in investing activities was $47.3 million for the three months ended March 31, 2000, as compared to $360,000 for the three months ended March 31, 1999. Cash used in investing activities was primarily related to our investing in marketable securities during the three months ended March 31, 2000 and the purchases of equipment during the three months ended March 31, 1999 and 2000.

Net cash provided by financing activities was $284.9 million for the three months ended March 31, 2000, as compared to net cash used in financing activities of $64,000 for the three months ended March 31, 1999. These amounts are primarily attributable to the net proceeds from our secondary public offering of our common stock, the issuance of our 5 3/4% convertible subordinated notes and the issuance of Class B common stock and preferred stock.

INITIAL PUBLIC OFFERING. In November 1999, we completed our initial public offering and issued 7,820,000 shares of common stock, which resulted in total net proceeds to us of $114.7 million.

SECONDARY PUBLIC OFFERING. In March 2000, we completed our secondary public offering in which we sold 2,026,637 shares of common stock, which resulted in total net proceeds to us of $140.5 million. Concurrently, we offered $150.0 million in 5 3/4% convertible subordinated notes due in 2005. The notes are convertible at any time prior to maturity into common stock at a conversion price of $86.14 per share, subject to adjustment upon certain events.

REVOLVING LINE OF CREDIT. On June 18, 1999, we entered into a Loan and Security Agreement with Silicon Valley Bank that provides us with access to a $1.5 million revolving credit facility. The line of credit is secured by a lien on all of our assets, receivables and after acquired property. Interest accrues daily on the unpaid principal of the facility at an annual rate equal to the prime rate, as defined in the Loan and Security Agreement, plus 1%. We must make interest payments on outstanding borrowings on a monthly basis, otherwise any unpaid interest is added to the outstanding principal amount, and accrues interest at the same rate. As of March 31, 2000, we had made no borrowings under the Loan and Security Agreement. All outstanding amounts under our line of credit shall become due and payable in full on June 18, 2000.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

To date, we have not engaged in trading market risk sensitive instruments or purchasing hedging instruments that would be likely to expose us to market risk, whether interest rate, foreign currency exchange, commodity price or equity price risk. We have not purchased options or entered into swaps of forward or futures contracts. Our primary market risk exposure is that of interest rate risk on borrowings under our credit lines, which are subject to interest rates based on the banks' prime rate, and a change in the applicable interest rate that would affect the rate at which we could borrow funds or finance equipment purchases. While to date our global operations have generated revenues in United States dollars, we are currently evaluating the impact of foreign currency exchange risk on our results of operations as we continue to expand globally.

PART II - OTHER INFORMATION

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)  The following exhibit is filed herewith:

1.1 Underwriting Agreement among iBasis, Inc. and FleetBoston Robertson Stephens, Inc., U.S. Bancorp Piper Jaffray, Inc., and Dain Rauscher Incorporated to issue and sell an agregate of 3,500,000 shares of iBasis, Inc.'s Common Stock, par value $0.001 per share.

1.2 Underwriting Agreement among iBasis, Inc. and FleetBoston Robertson Stephens, Inc., U.S. Bancorp Piper Jaffray, Inc., and Dain Rauscher Incorporated to issue and sell $150,000,000 aggregate principal amount of 5.75% Convertible Subordinated Notes, due 2005.

4.1   Indenture between iBasis, Inc. and The Bank of New York as Trustee.

27.1  Financial Data Schedule

CERTAIN IMPORTANT FACTORS

This quarterly report on Form 10-Q contains forward-looking statements based on current expectations, estimates and projections about iBasis's industry and management's beliefs and assumptions. In some cases you can identify these statements by forward-looking words such as "anticipate," "believe," "could," "estimate," "expect," "intend," "may," "should," "will," and "would" or similar words. You should read statements that contain these words carefully because they discuss future expectations, contain projections of future results of operations or of financial position or state other "forward-looking" information. You should be aware that the occurrence of the events described in this quarterly report could have an adverse effect on the business, results of operations and financial position of iBasis.

Any forward-looking statements in this quarterly report are not guarantees of future performance, and actual results, development and business decisions may differ from those envisaged by these forward-looking statements, possibly materially. iBasis disclaims any duty to update any forward-looking statements, even if new information becomes available or other events occur in the future.

                                  IBASIS, INC.
                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                     iBasis, Inc.



MAY 15, 2000                      By: /s/ Michael J. Hughes
   (date)                             ------------------------------
                                      Michael J. Hughes
                                      Vice President and Chief Financial Officer
                                      (Authorized Officer and Principal
                                      Accounting Officer)