Form 10-Q
period 2000-06-30
IBASIS INC
filed 2000-08-11
CIK 1091756

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
--------------------------------------------------------------------------------
(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the Quarterly Period Ended JUNE 30, 2000

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

YES X  NO ___

As of August 7, 2000, there were 34,086,957 shares of the Registrant's Common Stock, par value $0.001 per share, outstanding.

                                  iBASIS, INC.
                                      Index



                                                                                                         PAGE
                                                                                `

PART I - FINANCIAL INFORMATION

Item 1 - Condensed Financial Statements

          Consolidated Balance Sheets at June 30, 2000 and
             December 31, 1999 (Unaudited)                                                                  2

          Consolidated Statements of Operations for the Three Months Ended
             June 30, 2000 and 1999 (Unaudited)                                                             3

         Consolidated Statements of Operations for the Six Months Ended
             June 30, 2000 and 1999 (Unaudited)                                                             4

          Consolidated Statements of Cash Flows for the Six Months Ended
             June 30, 2000 and 1999 (Unaudited)                                                             5

          Notes to Consolidated Financial Statements (Unaudited)                                          6-7

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of
             Operations                                                                                  7-11

Item 3 - Quantitative and Qualitative Disclosures About Market Risk                                        12

PART II - OTHER INFORMATION

Item 4-  Submission of Matters to a Vote of Security Holders                                               13

Item 6 - Exhibits and Reports on Form 8-K                                                                  13


          Signature                                                                                        14


                                  iBASIS, INC.
                           CONSOLIDATED BALANCE SHEETS



                                                                                      JUNE 30,                DECEMBER 31,
                                                                                        2000                      1999
                                                                                        ----                      ----
                                                                                                (Unaudited)

                                                            ASSETS
Current assets:
   Cash and cash equivalents                                                        $295,178,072               $123,665,961
   Marketable securities                                                              77,314,287                         --
   Accounts receivable, net of allowance for doubtful accounts of
   approximately $1,633,000 and $633,000, respectively                                 9,787,053                  5,404,338
   Prepaid expenses and other current assets                                           3,467,261                    964,675
                                                                                    ------------               ------------
           Total current assets                                                      385,746,673                130,034,974

Property and equipment, at cost:

   Construction in process                                                             9,625,196                         --
   Network equipment                                                                  13,267,114                  6,544,913
   Equipment under capital lease                                                      42,536,548                 16,430,153
   Leasehold improvements                                                              2,236,203                  1,696,755
   Computer software                                                                   3,156,860                    782,244
   Furniture and fixtures                                                                229,971                    154,970
                                                                                    ------------               ------------
                                                                                      71,051,892                 25,609,035
   Less- Accumulated depreciation and amortization                                    (7,549,005)                (3,218,920)
                                                                                    ------------               ------------
                                                                                      63,502,887                 22,390,115
Deferred debt financing costs, net of accumulated amortization of
   approximately $300,000 and $0, respectively                                         4,837,352                         --
Other assets                                                                           1,976,140                  1,048,000
                                                                                    ------------               ------------
                                                                                    $456,063,052               $153,473,089
                                                                                    ============               ============




                                             LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                                  $ 4,022,037                $ 6,112,938
   Accrued expenses                                                                   10,750,119                  4,391,296
   Current portion of long term debt                                                  15,943,436                  4,376,280
                                                                                    ------------               ------------
           Total current liabilities                                                  30,715,592                 14,880,514

Long term debt, net of current portion                                               181,315,510                 11,688,843

Stockholders' equity:
   Common stock, $.001 par value, authorized- 85,000,000 shares, issued
    and outstanding- 34,078,182 and 31,642,728, respectively                              34,078                     31,642
   Additional paid-in capital                                                        297,688,813                156,887,447
   Deferred stock-based compensation                                                  (1,902,504)                (2,200,547)
   Accumulated deficit                                                               (51,788,437)               (27,814,810)
                                                                                    ------------               ------------
           Total stockholders' equity                                                244,031,950                126,903,732
                                                                                    ------------               ------------
                                                                                    $456,063,052               $153,473,089
                                                                                    ============               ============


  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED
                       FINANCIAL STATEMENTS.

                                  iBASIS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                                                      THREE MONTHS ENDED JUNE 30,

                                                                                   2000                          1999
                                                                                   ----                          ----
Net revenue                                                                       $13,607,538                   $ 3,623,021
Operating expenses:
   Data communications and telecommunications                                      13,521,184                     4,028,563
   Research and development                                                         4,454,141                     1,317,442
   Selling and marketing                                                            4,613,256                     1,209,747
   General and administrative                                                       4,478,473                       887,221
   Depreciation and amortization                                                    2,365,867                       631,479
   Gain on disposal of property and equipment                                              --                       (15,297)
                                                                                -------------                  ------------
Total operating expenses                                                           29,432,921                     8,059,155
                                                                                -------------                  ------------
Loss from operations                                                              (15,825,383)                   (4,436,134)
Interest income                                                                     6,041,616                        30,773
Interest expense                                                                   (3,533,713)                     (168,912)
Other expense, net                                                                         --                        (1,300)
                                                                                -------------                  ------------
   Net loss                                                                      (13,317,480)                   (4,575,573)
                                                                                =============                  ============
Accretion of dividends on redeemable convertible
   preferred stock                                                                        --                      (157,500)
                                                                                -------------                  ------------
   Net loss applicable to common stockholders                                   $(13,317,480)                  $(4,733,073)
                                                                                =============                  ============

Net loss per share:
   Basic and diluted net loss per share                                            $   (0.39)                    $   (0.63)
                                                                                =============                  ============
   Basic and diluted weighted average common shares    outstanding                 33,961,212                     7,560,000
                                                                                =============                  ============
Pro forma net loss per share:
   Basic and diluted net loss per share                                            $   (0.39)                    $   (0.27)
                                                                                =============                  ============
   Basic and diluted weighted average common shares   outstanding
                                                                                   33,961,212                    17,846,291
                                                                                =============                  ============

         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED
                       CONSOLIDATED FINANCIAL STATEMENTS.

                                  iBASIS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                                                       SIX MONTHS ENDED JUNE 30,
                                                                                       -------------------------
                                                                                   2000                          1999
                                                                                   ----                          ----
Net revenue                                                                       $23,333,030                   $ 6,037,004
Operating expenses:
   Data communications and telecommunications                                      23,601,687                     6,614,865
   Research and development                                                         7,273,150                     2,182,226
   Selling and marketing                                                            7,901,536                     2,047,000
   General and administrative                                                       8,288,075                     1,498,534
   Depreciation and amortization                                                    4,292,139                       864,793
   Gain on disposal of property and equipment                                              --                       (15,297)
                                                                                -------------                  ------------
Total operating expenses                                                           51,356,587                    13,192,121
                                                                                -------------                  ------------
Loss from operations                                                              (28,023,557)                   (7,155,117)
Interest income                                                                     8,492,908                        85,019
Interest expense                                                                   (4,442,978)                     (229,164)
Other expense, net                                                                         --                        (3,337)
Minority interest in loss of joint venture                                                 --                        49,000
                                                                                -------------                  ------------
   Net loss                                                                      $(23,973,627)                   (7,253,599)
Accretion of dividends on redeemable convertible
   preferred stock                                                                         --                      (315,000)
                                                                                -------------                  ------------
   Net loss applicable to common stockholders                                    $(23,973,627)                  $(7,568,599)
                                                                                =============                  ============

Net loss per share:
   Basic and diluted net loss per share                                            $   (0.72)                    $   (1.01)
                                                                                =============                  ============
   Basic and diluted weighted average common shares
   outstanding                                                                     33,083,545                     7,530,041
                                                                                =============                  ============

Pro forma net loss per share:
   Basic and diluted net loss per share                                            $    (0.72)                    $   (0.41)
                                                                                =============                  ============
   Basic and diluted weighted average common shares
   outstanding                                                                     33,083,545                    17,842,541
                                                                                =============                  ============

         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED
                       CONSOLIDATED FINANCIAL STATEMENTS.


                                  iBASIS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                                            SIX MONTHS ENDED JUNE 30,
                                                                            -------------------------
                                                                        2000                          1999
                                                                        ----                          ----
Cash flows from operating activities:
    Net loss                                                            $(23,973,627)              $  (7,253,599)
    Adjustments to reconcile net loss to net cash used in
       operating activities
       Depreciation and amortization                                       4,292,139                     864,793
       Gain on disposal of property and equipment                                 --                     (15,297)
       Amortization of deferred financing costs                              299,795                          --
       Compensation expense related to stock option grant                         --                      13,750
       Minority interest                                                          --                     (49,000)
       Amortization of deferred compensation                                 298,043                          --
       Changes in current assets and liabilities:
          Accounts receivable                                             (4,382,715)                 (1,467,910)
          Prepaid expenses and other current assets                       (2,502,587)                   (235,226)
          Accounts payable                                                (2,090,901)                    585,560
          Accrued expenses                                                 6,358,823                   1,119,670
                                                                        ------------                 -----------
             Net cash used in operating activities                       (21,701,030)                 (6,437,259)
                                                                        ------------                 -----------
Cash flows from investing activities:
    Increase in marketable securities                                    (77,314,287)                         --
    Purchases of property and equipment                                  (12,384,616)                    (81,905)
    Increase in other assets                                                (928,140)                   (395,998)
                                                                        ------------                 -----------
             Net cash used in investing activities                       (90,627,043)                   (477,903)
                                                                        ------------                 -----------
Cash flows from financing activities:
    Net proceeds from secondary offering of stock                        140,373,977                          --
    Net proceeds from issuance of notes                                  144,862,853                          --
    Proceeds from exercise of stock options                                  429,825                          --
    Payments on capital lease obligations                                 (1,826,471)                   (460,460)
    Advances from investors                                                       --                   3,430,564
                                                                        ------------                 -----------
             Net cash provided by financing activities                   283,840,184                   2,970,104
                                                                        ------------                 -----------
Net increase (decrease) in cash and cash equivalents                     171,512,111                  (3,945,058)
Cash and cash equivalents, beginning of period                           123,665,961                   7,399,451
                                                                        ------------                 -----------
Cash and cash equivalents, end of period                                $295,178,072                  $3,454,393
                                                                        ============                 ===========


  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED
                             FINANCIAL STATEMENTS.

                                  iBASIS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

(1)  General

The interim consolidated financial statements presented herein have been prepared by iBasis, Inc. ("iBasis" or the "Company") without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair presentation. Interim results are not necessarily indicative of results for a full year.

The consolidated balance sheet presented as of December 31, 1999, has been derived from the consolidated financial statements that have been audited by the Company's independent public accountants. The unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to those rules and regulations, but the Company believes that the disclosures are adequate to make the information presented not misleading. The consolidated financial statements and notes included herein should be read in conjunction with the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

(2)  Long term debt

Long term debt consists of the following:



                                                                                   JUNE 30,         DECEMBER 31,
                                                                                    2000               1999
                                                                                    ----               ----
              5 3/4% Convertible Subordinated Notes, due 2005                    $150,000,000       $        --
              Obligations under capital leases                                     47,258,946        16,065,123
                                                                                 ------------       -----------
                                                                                  197,258,946        16,065,123
              Less: current portion                                               (15,943,436)       (4,376,280)
                                                                                 ------------       -----------
              Long term debt, net of current portion                             $181,315,510       $11,688,843
                                                                                 ============       ===========


(3)    Net Loss Per Share and Pro Forma Net Loss Per Share

In accordance with Statement of Financial Accounting Standards No. 128, basic net loss per common share is calculated by dividing net loss by the weighted average number of common shares outstanding. The calculation of diluted net loss per share is consistent with that of basic net loss per share but gives effect to all dilutive potential common shares (that is, securities such as options, warrants or convertible securities) that were outstanding during the period, unless the effect is antidilutive. For the three months ended June 30, 2000 and 1999, 2,639,783 and 641,788 potential common shares, respectively, have been excluded from the calculation of diluted net loss per share, as their effects are antidilutive. For the six months ended June 30, 2000 and 1999, 3,026,010 and 176,620 potential common shares, respectively, have been excluded from the calculation of diluted net loss per share, as their effects are antidilutive.

The calculation for pro forma basic and diluted net loss per share is adjusted to give effect to the conversion of all shares of preferred stock, Class A common stock and Class B common stock from the date of original issuance.


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the Company's financial condition and results of operations for the three months and six months ended June 30, 2000 and 1999 should be read in conjunction with the consolidated financial statements and footnotes for the six months ended June 30, 2000 included herein, and the year ended December 31, 1999, included in the Company's Annual Report on Form 10-K.

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

In November 1999, we completed our initial public offering and issued 7,820,000 shares of common stock, which resulted in total net proceeds to us of approximately $114.7 million. In March 2000, we completed a secondary public offering of our common stock and issued 2,026,637 shares of common stock, which resulted in total net proceeds to us of approximately $140.4 million. Also in March 2000, we completed an offering of $150.0 million in 5 3/4% convertible subordinated notes, due in 2005. At any time prior to their maturity, these notes are convertible into common stock at a conversion price of $86.14 per share, subject to adjustment upon certain events.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2000 AND 1999

NET REVENUE. Our primary source of revenue is the fees that we receive from customers for completing calls over our network. This revenue is dependent on the volume of voice and fax traffic carried over the network, which is measured in minutes. We charge our customers fees per minute of traffic that are dependent on the length and destination of the call and recognize this revenue in the period in which the call is completed. We also derive a limited amount of revenue from the hosting of Internet telephony and the sale of equipment to our customers. Most of the equipment sales are financed by us by offsetting termination fees otherwise payable to local service providers against the equipment purchase price until the full purchase price has been paid.

     Our net revenue increased by $10.0 million to $13.6 million for the three months ended June 30, 2000, from $3.6 million for the three months ended June 30, 1999. This increase was primarily driven by an increase in revenue from voice and fax call completion services to $13.3 million for the three months ended June 30, 2000, from $3.5 million for the three months ended June 30, 1999. The increase in voice and fax call completion services net revenue resulted from an increase in the amount of traffic carried over our network to 119.4 million minutes for the three months ended June 30, 2000, from 31.1 million minutes for the three months ended June 30, 1999. Net revenue from hosting Internet telephony and the sale of equipment was approximately $345,000 and $127,000 for the three months ended June 30, 2000 and 1999, respectively.

DATA COMMUNICATIONS AND TELECOMMUNICATIONS EXPENSES. Data communications and telecommunications expenses are composed primarily of termination fees, purchased minutes, equipment expense and other expenses associated with data communications and telecommunications. Termination fees are paid to local service providers to terminate calls received from our network. This traffic is measured in minutes, and the per minute rates charged for terminating calls are negotiated with the local service provider and included in our contract with our local service provider. Should competition cause a decrease in our prices and, as a result our profit margins, our contracts with our providers typically provide us with the right to renegotiate the per minute termination fees.

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

Data communications and telecommunications expenses increased by $9.5 million to $13.5 million for the three months ended June 30, 2000, from $4.0 million for the three months ended June 30, 1999. The increase in data communications and telecommunications expense was driven by the increase in traffic described above, as termination fees increased to $7.7 million for the three months ended June 30, 2000, from $1.4 million for the three months ended June 30, 1999, and purchased minutes increased to $3.4 million for the three months ended June 30, 2000, from $1.7 million for the three months ended June 30, 1999. Equipment expenses directly related to equipment sales increased to $261,000 for the three months ended June 30, 2000, from $105,000 for the three months ended June 30, 1999. Other data communications and telecommunications expenses, including internet access, public circuit-switched network access, and international private line charges, increased to $2.2 million for the three months ended June 30, 2000, from $800,000 for the three months ended June 30, 1999. As a percentage of total revenue, data communications and telecommunications expenses decreased to 99% for the three months ended June 30, 2000, from 111% for the three months ended June 30, 1999.

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

Research and development expenses increased by $3.2 million to $4.5 million for the three months ended June 30, 2000, from $1.3 million for the three months ended June 30, 1999. This increase in research and development expenses is due principally to the increase in personnel needed to support our expanding network. As a percentage of total revenue, research and development expenses decreased to 33% for the three months ended June 30, 2000, from 36% for the three months ended June 30, 1999.

SELLING AND MARKETING EXPENSES. Selling and marketing expenses include expenses relating to the salaries, payroll taxes, benefits and commissions that we pay for sales personnel and the expenses associated with the development and implementation of our promotion and marketing campaigns, including expenses relating to our outside public relations firm and industry analysts.

Selling and marketing expenses increased by $3.4 million to $4.6 million for the three months ended June 30, 2000, from $1.2 million for the three months ended June 30, 1999. This increase is attributable to an increase in the number of personnel and increased marketing expenses, particularly in connection with public relations campaigns. As a percentage of total revenue, selling and marketing expenses were 34% and 33% for the three months ended June 30, 2000, and 1999, respectively.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses include salary, payroll tax and benefit expenses and related costs for general corporate functions, including executive management, administration, facilities, information technology and human resources.

General and administrative expenses increased by $3.6 million to $4.5 million for the three months ended June 30, 2000, from $0.9 million for the three months ended June 30, 1999. General and administrative expenses increased primarily due to an increase in the number of personnel, an increase in consulting and professional fees, and an increase in our allowance for doubtful accounts. As a percentage of total revenue, general and administrative expenses increased to 33% for the three months ended June 30, 2000, from 25% for the three months ended June 30, 1999.

DEPRECIATION AND AMORTIZATION EXPENSES. Depreciation and amortization expenses increased by $1.8 million to $2.4 million for the three months ended June 30, 2000, from $0.6 million for the three months ended June 30, 1999. This increase primarily resulted from additional purchases of capital equipment and software that were needed to support our expanding network. As a percentage of total revenue, depreciation and amortization expense remained at 17% for the three months ended June 30, 2000 and 1999.

INTEREST INCOME AND INTEREST EXPENSE. Interest expense is primarily comprised of interest on our 5 3/4% convertible subordinated notes and the various capital leases pursuant to which we have financed a substantial majority of the hardware components of our network. Interest income is primarily composed of income earned on our cash, cash equivalents and marketable securities.

Interest income increased by $6.0 million to $6.1 million for the three months ended June 30, 2000, from $31,000 for the three months ended June 30, 1999. This increase was primarily attributable to increased interest earnings on our cash, cash equivalents and marketable securities as a result of our initial public offering, completed in November 1999, our secondary offering of our common stock, completed in March 2000, and the issuance of our 5 3/4% subordinated notes, due in 2005, also completed in March 2000. Interest expense increased by $3.3 million to $3.5 million for the three months ended June 30, 2000, from $169,000 for the three months ended June 30, 1999. This increase was attributable to interest on our 5 3/4% convertible subordinated notes and capital equipment financing.

SIX MONTHS ENDED JUNE 30, 2000 AND 1999

NET REVENUE. Our net revenue increased by $17.3 million to $23.3 million for the six months ended June 30, 2000, from $6.0 million for the six months ended June 30, 1999. This increase was primarily driven by an increase in revenue from voice and fax call completion services to $22.9 million for the six months ended June 30, 2000, from $5.8 million for the six months ended June 30, 1999. The increase in voice and fax call completion services net revenue resulted from an increase in the amount of traffic carried over our network to 204.6 million minutes for the six months ended June 30, 2000, from 48.0 million minutes for the six months ended June 30, 1999. Net revenue from the sale of equipment was approximately $398,000 and $239,000 for the six months ended June 30, 2000 and 1999, respectively.

DATA COMMUNICATIONS AND TELECOMMUNICATIONS EXPENSES. Data communications and telecommunications expenses increased by $17.0 million to $23.6 million for the six months ended June 30, 2000, from $6.6 million for the six months ended June 30, 1999. The increase in data communications and telecommunications expense was driven by the increase in traffic described above, as termination fees increased to $13.4 million for the six months ended June 30, 2000, from $2.3 million for the six months ended June 30, 1999, and purchased minutes increased to $5.7 million for the six months ended June 30, 2000, from $2.8 million for the six months ended June 30, 1999. Equipment expenses directly related to equipment sales increased to $363,000 for the six months ended June 30, 2000, from approximately $200,000 for the six months ended June 30, 1999. Other data communications and telecommunications expenses, including Internet access, public circuit-switched network access, and international private line charges, increased to $4.2 million for the six months ended June 30, 2000, from $1.3 million for the six months ended June 30, 1999. As a percentage of total revenue, data communications and telecommunications expenses decreased to 101% for the six months ended June 30, 2000, from 110% for the six months ended June 30, 1999.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses increased by $5.1 million to $7.3 million for the six months ended June 30, 2000, from $2.2 million for the six months ended June 30, 1999. This increase in research and development expenses is due principally to the increase in personnel needed to support our expanding network. As a percentage of total revenue, research and development expenses decreased to 31% for the six months ended June 30, 2000, from 36% for the six months ended June 30, 1999.

SELLING AND MARKETING EXPENSES. Selling and marketing expenses increased by $5.9 million to $7.9 million for the six months ended June 30, 2000, from $2.0 million for the six months ended June 30, 1999. This increase is attributable to an increase in the number of personnel and increased marketing expenses, particularly in connection with public relations campaigns. As a percentage of total revenue, selling and marketing expenses remained 34% for the six months ended June 30, 2000 and 1999.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased by $6.8 million to $8.3 million for the six months ended June 30, 2000, from $1.5 million for the six months ended June 30, 1999. General and administrative expenses increased primarily due to an increase in the number of personnel, an increase in consulting and professional fees, and an increase in our allowance for doubtful accounts. As a percentage of total revenue, general and administrative expenses increased to 36% for the six months ended June 30, 2000, from 25% for the six months ended June 30, 1999.

DEPRECIATION AND AMORTIZATION EXPENSES. Depreciation and amortization expenses increased by $3.4 million to $4.3 million for the six months ended June 30, 2000, from $0.9 million for the six months ended June 30, 1999. This increase primarily resulted from additional purchases of capital equipment and software that were needed to support our expanding network. As a percentage of total revenue, depreciation and amortization expense increased to 18% for the six months ended June 30, 2000, from 14% for the six months ended June 30, 1999.

INTEREST INCOME AND INTEREST EXPENSE. Interest income increased by $8.4 million to $8.5 million for the six months ended June 30, 2000, from $85,000 for the six months ended June 30, 1999. This increase was primarily attributable to increased interest earnings on our cash, cash equivalents and marketable securities as a result of our initial public offering, completed in November 1999, our secondary offering of our common stock, completed in March 2000, and the issuance of our 5 3/4% convertible subordinated notes, due in 2005, also completed in March 2000. Interest expense increased by $4.2 million to $4.4 million for the six months ended June 30, 2000 from $0.2 million for the six months ended June 30, 1999. This increase was attributable to interest on our 5 3/4% convertible subordinated notes and capital equipment financing.

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

Net cash used in operating activities was $21.7 million for the six months ended June 30, 2000, as compared to $6.4 million for the six months ended June 30, 1999. Cash used in operating activities for both periods resulted from net losses.

Net cash used in investing activities was $90.6 million for the six months ended June 30, 2000, as compared to approximately $500,000 for the six months ended June 30, 1999. Cash used in investing activities was primarily related to our investing in marketable securities during the six months ended June 30, 2000, and the purchases of equipment during the six months ended June 30, 2000 and 1999.

Net cash provided by financing activities was $283.8 million for the six months ended June 30, 2000, as compared to net cash provided by financing activities of $3.0 million for the six months ended June 30, 1999. For the six months ended June 30, 2000, these amounts are primarily attributable to the net proceeds from our secondary public offering of our common stock and the issuance of our 5 3/4% convertible subordinated notes. For the six months ended June 30, 1999, the amount was primarily attributable to the issuance of Class B common stock and preferred stock.

INITIAL PUBLIC OFFERING. In November 1999, we completed our initial public offering and issued 7,820,000 shares of common stock, which resulted in total net proceeds to us of $114.7 million.

SECONDARY PUBLIC OFFERING. In March 2000, we completed our secondary public offering in which we sold 2,026,637 shares of common stock, which resulted in total net proceeds to us of $140.4 million. Concurrently, we offered $150.0 million in 5 3/4% convertible subordinated notes, due in 2005. The notes are convertible at any time prior to maturity into common stock at a conversion price of $86.14 per share, subject to adjustment upon certain events.

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

PART II - OTHER INFORMATION

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Following are the results of all matters submitted to a vote of security holders during the quarter ended June 30, 2000. These matters were voted on at the 2000 Annual Meeting of Stockholders held on May 24, 2000:

PROPOSAL 1: Election of Class 1 Directors - Vote to elect two (2) Class 1 directors to serve until the Company's 2003 Annual Meeting of Stockholders, or until their successors are elected and qualified.



                                  For        Against         Abstain
                              ----------     -------   -------------------
     Charles S. Houser        26,809,464     33,925    0
     Gordon VanderBrug        26,808,319     35,070    0


The following directors' terms continued after the 2000 Annual Meeting of
Stockholders: Ofer Gneezy, Charles N. Corfield, John Jarve, Charles Skibo and Carl Redfield.

PROPOSAL 2: Ratification of the Appointment of the Firm of Arthur Andersen LLP as Independent Public Auditors of the Company.



                                  For        Against         Abstain
                              ----------     -------   -------------------
                              26,784,076     54,228    5,085


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)  The following exhibits are filed herewith:

          27.1 Financial Data Schedule

(b)  Reports on Form 8-K

          No reports on Form 8-K were filed by the Company during the three months ended June 30, 2000.

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

                                   iBasis, Inc.

AUGUST 11, 2000                    By: /S/ MICHAEL J. HUGHES
     (date)                           ------------------------------------------
                                      Michael J. Hughes
                                      Vice President and Chief Financial Officer
                                      (Authorized Officer and
                                      Principal Accounting Officer)