Form 10-Q
period 2000-09-30
IBASIS INC
filed 2000-11-14
CIK 1091756

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the Quarterly Period Ended September 30, 2000
                                               ------------------
                                       or

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

YES   X      NO
     ---        ---

As of November 9, 2000, there were 34,172,046 shares of the Registrant's Common Stock, par value $0.001 per share, outstanding.

                                  IBASIS, INC.
                                      Index


                                                                                                  PAGE
PART I - FINANCIAL INFORMATION

Item 1 - Condensed Financial Statements

          Consolidated Balance Sheets at September 30, 2000 (Unaudited)
             and December 31, 1999                                                                  2

          Consolidated Statements of Operations for the Three Months Ended
             September 30, 2000 and 1999 (Unaudited)                                                3

          Consolidated Statements of Operations for the Nine Months Ended
             September 30, 2000 and 1999 (Unaudited)                                                4

          Consolidated Statements of Cash Flows for the Nine Months Ended
             September 30, 2000 and 1999 (Unaudited)                                                5

          Notes to Consolidated Financial Statements (Unaudited)                                  6-7

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of
             Operations                                                                          7-12

Item 3 - Quantitative and Qualitative Disclosures About Market Risk                                12


PART II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K                                                          13


         Signature                                                                                 14


                                  IBASIS, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                                                   SEPTEMBER 30,              DECEMBER 31,
                                                                                       2000                       1999
                                                                                       ----                       ----
                                                                                   (Unaudited)
                                     ASSETS

Current assets:
   Cash and cash equivalents                                                        $257,613,720               $123,665,961
   Marketable securities                                                              82,881,090                         --
   Accounts receivable, net of allowance for doubtful accounts of
   approximately $1,788,000 and $633,000, respectively                                12,002,500                  5,404,338
   Prepaid expenses and other current assets                                           5,358,995                    964,675
                                                                                    ------------               ------------
           Total current assets                                                      357,856,305                130,034,974

Property and equipment, at cost:
   Construction in process                                                            20,689,641                         --
   Network equipment                                                                  18,939,010                  6,544,913
   Equipment under capital lease                                                      49,796,272                 16,430,153
   Leasehold improvements                                                              3,042,107                  1,696,755
   Computer software                                                                   5,073,705                    782,244
   Furniture and fixtures                                                                389,004                    154,970
                                                                                    ------------               ------------
                                                                                      97,929,739                 25,609,035
   Less- Accumulated depreciation and amortization                                   (13,116,563)                (3,218,920)
                                                                                    ------------               ------------
                                                                                      84,813,176                 22,390,115
Deferred debt financing costs, net of accumulated amortization of
   approximately $558,000 and $0, respectively                                         4,615,242                         --
Long term investment in non-marketable securities                                      5,000,000                         --
Other assets                                                                           2,812,081                  1,048,000
                                                                                    ------------               ------------
                                                                                    $455,096,804               $153,473,089
                                                                                    ============               ============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                                 $  6,085,104               $  6,112,938
   Accrued expenses                                                                   11,572,219                  4,391,296
   Current portion of long term debt                                                  22,609,316                  4,376,280
                                                                                    ------------               ------------
           Total current liabilities                                                  40,266,639                 14,880,514

Long term debt, net of current portion                                               187,658,500                 11,688,843

Stockholders' equity:
   Common stock, $.001 par value, authorized- 85,000,000 shares, issued
    and outstanding- 34,151,177 and 31,642,728, respectively                              34,151                     31,642
   Additional paid-in capital                                                        298,166,711                156,887,447
   Deferred stock-based compensation                                                  (1,753,483)                (2,200,547)
   Accumulated deficit                                                               (69,275,714)               (27,814,810)
                                                                                    ------------               ------------
           Total stockholders' equity                                                227,171,665                126,903,732
                                                                                    ------------               ------------
                                                                                    $455,096,804               $153,473,089
                                                                                    ============               ============


  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS.

                                  IBASIS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                                      THREE MONTHS ENDED SEPTEMBER 30,
                                                                                     2000                          1999
                                                                                     ----                          ----
Net revenue                                                                      $ 17,213,066                   $ 5,780,287
Operating expenses:
   Data communications and telecommunications                                      17,315,095                     6,203,731
   Research and development                                                         2,958,311                     1,837,466
   Selling and marketing                                                            5,376,533                     1,534,513
   General and administrative                                                       5,216,709                     1,463,062
   Depreciation and amortization                                                    5,719,155                     1,024,985
                                                                                 ------------                   -----------
Total operating expenses                                                           36,585,803                    12,063,757
                                                                                 ------------                   -----------
Loss from operations                                                              (19,372,737)                   (6,283,470)
Interest income                                                                     5,947,293                       219,923
Interest expense                                                                   (4,061,832)                     (217,167)
                                                                                 ------------                   -----------
   Net loss                                                                       (17,487,276)                   (6,280,714)
Accretion of dividends on redeemable convertible
   preferred stock                                                                         --                      (471,272)
                                                                                 ------------                   -----------
   Net loss applicable to common stockholders                                    $(17,487,276)                  $(6,751,986)
                                                                                 ============                   ===========

Net loss per share:
   Basic and diluted net loss per share                                          $      (0.51)                  $     (0.89)
                                                                                 ============                   ===========
   Basic and diluted weighted average common shares outstanding                    34,101,455                     7,610,467
                                                                                 ============                   ===========

Pro forma net loss per share:
   Basic and diluted net loss per share                                          $      (0.51)                  $     (0.27)
                                                                                 ============                   ===========
   Basic and diluted weighted average common shares outstanding                    34,101,455                    22,917,840
                                                                                 ============                   ===========


  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS.

                                  IBASIS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                                      NINE MONTHS ENDED SEPTEMBER 30,
                                                                                     2000                          1999
                                                                                     ----                          ----
Net revenue                                                                      $ 40,546,097                  $ 11,817,291
Operating expenses:
   Data communications and telecommunications                                      40,916,783                    12,818,596
   Research and development                                                        10,231,462                     4,019,692
   Selling and marketing                                                           13,278,069                     3,581,513
   General and administrative                                                      13,504,784                     2,961,596
   Depreciation and amortization                                                   10,011,294                     1,889,776
   Gain on disposal of property and equipment                                              --                       (15,297)
                                                                                 ------------                  ------------
Total operating expenses                                                           87,942,392                    25,255,876
                                                                                 ------------                  ------------
Loss from operations                                                              (47,396,295)                  (13,438,585)
Interest income                                                                    14,440,202                       304,942
Interest expense                                                                   (8,504,811)                     (446,330)
Other expense, net                                                                         --                        (3,337)
Minority interest in loss of joint venture                                                 --                        49,000
                                                                                 ------------                  ------------
   Net loss                                                                      $(41,460,904)                  (13,534,310)
Accretion of dividends on redeemable convertible
   preferred stock                                                                         --                      (786,272)
   Net loss applicable to common stockholders                                    $(41,460,904)                 $(14,320,582)
                                                                                 ============                  ============

Net loss per share:
   Basic and diluted net loss per share                                          $      (1.24)                 $      (1.89)
                                                                                 ============                  ============
   Basic and diluted weighted average common shares outstanding                    33,416,437                     7,557,104
                                                                                 ============                  ============

Pro forma net loss per share:
   Basic and diluted net loss per share                                          $      (1.24)                 $      (0.69)
                                                                                 ============                  ============
   Basic and diluted weighted average common shares outstanding                    33,416,437                    19,552,857
                                                                                 ============                  ============



  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS.

                                  IBASIS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                       NINE MONTHS ENDED SEPTEMBER 30,
                                                                                       2000                       1999
                                                                                       ----                       ----
Cash flows from operating activities:
    Net loss                                                                        $(41,460,904)              $(13,534,310)
    Adjustments to reconcile net loss to net cash used in
       operating activities
       Depreciation and amortization                                                  10,011,294                  1,889,776
       Gain on disposal of property and equipment                                             --                    (15,297)
       Amortization of deferred financing costs                                          557,815                         --
       Compensation expense related to stock option grant                                     --                     13,750
       Minority interest                                                                      --                    (49,000)
       Amortization of deferred compensation                                             447,064                     34,772
       Changes in current assets and liabilities:
          Accounts receivable                                                         (6,598,162)                (2,355,811)
          Prepaid expenses and other current assets                                   (4,394,320)                  (569,986)
          Accounts payable                                                               (27,834)                  (284,642)
          Accrued expenses                                                             7,180,923                  2,912,186
                                                                                    ------------               ------------
             Net cash used in operating activities                                   (34,284,124)               (11,958,562)
                                                                                    ------------               ------------

Cash flows from investing activities:
    Increase in marketable securities                                                (82,881,090)                        --
    Purchases of property and equipment                                              (19,724,353)                (2,498,970)
    Increase in long term investment in non-marketable securities                     (5,000,000)                        --
    Increase in other assets                                                          (1,764,081)                (1,576,178)
                                                                                    ------------               ------------
             Net cash used in investing activities                                  (109,369,524)                (4,075,148)
                                                                                    ------------               ------------

Cash flows from financing activities:
    Net proceeds from secondary offering of stock                                    140,338,067                         --
    Net proceeds from issuance of notes                                              144,826,943                         --
    Net proceeds from issuance of Series C redeemable convertible
       preferred stock                                                                        --                 25,051,593
    Proceeds from issuance of shares related to employee stock
       purchase plan                                                                     320,059                         --
    Proceeds from exercise of stock options                                              623,647                     25,850
    Payments on capital lease obligations                                             (8,507,309)                  (460,151)
                                                                                    ------------               ------------
             Net cash provided by financing activities                               277,601,407                 24,617,292
                                                                                    ------------               ------------

Net increase  in cash and cash equivalents                                           133,947,759                  8,583,582

Cash and cash equivalents, beginning of period                                       123,665,961                  7,399,451
                                                                                    ------------               ------------

Cash and cash equivalents, end of period                                            $257,613,720                $15,983,033
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

(2)    Long term debt

Long term debt consists of the following:


                                                                           SEPTEMBER 30,       DECEMBER 31,
                                                                              2000                1999
                                                                              ----                ----
              5 3/4% Convertible Subordinated Notes, due 2005              $150,000,000       $        --
              Obligations under capital leases                               60,267,816        16,065,123
                                                                           ------------       -----------
                                                                            210,267,816        16,065,123
              Less: current portion                                         (22,609,316)       (4,376,280)
                                                                           ------------       -----------

              Long term debt, net of current portion                       $187,658,500       $11,688,843
                                                                           ============       ===========


(3)    Net Loss Per Share and Pro Forma Net Loss Per Share

In accordance with Statement of Financial Accounting Standards No. 128, basic net loss per common share is calculated by dividing net loss by the weighted average number of common shares outstanding. The calculation of diluted net loss per share is consistent with that of basic net loss per share but gives effect to all dilutive potential common shares (that is, securities such as options, warrants or convertible securities) that were outstanding during the period, unless the effect is antidilutive. For the three months ended September 30, 2000 and 1999, 2,817,655 and 1,116,890 potential common shares, respectively, have been excluded from the calculation of diluted net loss per share, as their effects are antidilutive. For the nine months ended September 30, 2000 and 1999, 3,260,394 and 214,887 potential common shares, respectively, have been excluded from the calculation of diluted net loss per share, as their effects are antidilutive.

The calculation for pro forma basic and diluted net loss per share is adjusted to give effect to the conversion of all shares of preferred stock, Class A common stock and Class B common stock from the date of original issuance.


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the Company's financial condition and results of operations for the three months and nine months ended September 30, 2000 and 1999 should be read in conjunction with the consolidated financial statements and footnotes for the nine months ended September 30, 2000 included herein, and the year ended December 31, 1999, included in the Company's Annual Report on Form 10-K.

This section and other parts of this Form 10-Q contain forward-looking statements that involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in the subsection entitled "Factors That May Affect Future Results and Financial Condition" below. The following discussion should be read in conjunction with the 1999 Form 10-K and the Condensed Consolidated Financial Statements and Notes thereto included elsewhere in this Form 10-Q. All information is based on the Company's fiscal calendar.

FACTORS THAT MAY AFFECT FUTURE RESULTS AND FINANCIAL CONDITION

The Company operates in a rapidly changing environment that involves a number of uncertainties, some of which are beyond the Company's control. In addition to the uncertainties described elsewhere in this report, there are many factors that will affect the Company's future results and business, which may cause the actual results to differ from those currently expected. The Company's future operating results and financial condition are dependent upon the Company's ability to successfully develop, manufacture, and market technologically innovative products in order to meet dynamic customer demand patterns. Inherent in this process are a number of factors that the Company must successfully manage in order to achieve favorable future operating results and a favorable financial condition. Potential risks and uncertainties that could affect the Company's future operating results and financial condition include, among other things, continued competitive pressures in the marketplace and the effect of any reaction by the Company to such competitive pressures, including pricing actions by the Company; risks associated with international operations, including economic and labor conditions, regional economic problems, political instability, tax laws and currency fluctuations; increasing dependence on third-parties for manufacturing and other outsourced functions such as logistics; the availability of key components on terms acceptable to the Company; the continued availability of certain components and services essential to the Company's business currently obtained by the Company from sole or limited sources, and the final assembly of certain of the Company's products; the Company's ability to supply products in certain categories; the Company's ability to supply products free of latent defects or other faults; the Company's ability to make timely delivery to the marketplace of technological innovations, including its ability to continue to make timely delivery of planned enhancements; the availability of third-party software for particular applications; the Company's ability to attract, motivate and retain key employees; the effect of previously undetected Y2K compliance issues; managing the continuing impact of the European Union's transition to the Euro as its common legal currency; continuing fluctuations in the fair value of the Company's non-current debt and equity investments, and the Company's ability to retain the operational and cost benefits derived from its recently completed restructuring programs. For a discussion of these and other factors affecting the Company's future results and financial condition, see "Item 7 -- Management's Discussion and Analysis -- Factors That May Affect Future Results and Financial Condition" in the Company's 1999 Form 10-K.

OVERVIEW

The Company is a provider of international voice and fax call completion services, and other value-added services using the Internet. We were incorporated in August 1996 and commenced commercial operations in May 1997. We first recorded revenue from the sale of equipment in May 1997, and first recorded revenue from the sale of voice and fax services over our network in January 1998. In July 1999, we changed our name from "VIP Calling, Inc." to "iBasis, Inc."

In November 1999, we completed our initial public offering and issued 7,820,000 shares of common stock, which resulted in total net proceeds to us of approximately $114.7 million. In March 2000, we completed a secondary public offering of our common stock and issued 2,026,637 shares of common stock, which resulted in total net proceeds to us of approximately $140.3 million. Also in March 2000, we completed an offering of $150.0 million in 5 3/4% convertible subordinated notes, due in 2005. At any time prior to their maturity, these notes are convertible into common stock at a conversion price of $86.14 per share, subject to adjustment upon certain events.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

NET REVENUE. Our primary source of revenue is the fees that we receive from customers for completing calls over our network. This revenue is dependent on the volume of voice and fax traffic carried over the network, which is measured in minutes. We charge our customers fees per minute of traffic that are dependent on the length and destination of the call and recognize this revenue in the period in which the call is completed. We also derive a limited amount of revenue from the hosting of internet telephony and the sale of equipment to our customers. Most of the equipment sales are financed by us offsetting termination fees otherwise payable to local service providers against the equipment purchase price until the full purchase price has been paid.

Our net revenue increased by $11.4 million to $17.2 million for the three months ended September 30, 2000, from $5.8 million for the three months ended September 30, 1999. This increase was primarily driven by an increase in revenue from voice and fax call completion services to $16.6 million for the three months ended September 30, 2000, from $5.6 million for the three months ended September 30, 1999. The increase in voice and fax call completion services net revenue resulted from an increase in the amount of traffic carried over our network to 168.0 million minutes for the three months ended September 30, 2000, from 44.8 million minutes for the three months ended September 30, 1999. The increase in traffic is a result of an increase in the capacity of our worldwide network. Net revenue from hosting Internet telephony and the sale of equipment was approximately $602,000 and $195,000 for the three months ended September 30, 2000 and 1999, respectively.

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

Data communications and telecommunications expenses increased by $11.1 million to $17.3 million for the three months ended September 30, 2000, from $6.2 million for the three months ended September 30, 1999. The increase in data communications and telecommunications expense was driven by the increase in traffic described above, as termination fees increased to $8.9 million for the three months ended September 30, 2000, from $2.7 million for the three months ended September 30, 1999, and purchased minutes increased to $5.5 million for the three months ended September 30, 2000, from $2.0 million for the three months ended September 30, 1999. Equipment expenses directly related to equipment sales increased to $470,000 for the three months ended September 30, 2000, from $239,000 for the three months ended September 30, 1999. Other data communications and telecommunications expenses, including Internet access, public circuit-switched network access, and international private line charges, increased to $2.4 million for the three months ended September 30, 2000, from $1.2 million for the three months ended September 30, 1999. As a percentage of total revenue, data communications and telecommunications expenses decreased to 101% for the three months ended September 30, 2000, from 107% for the three months ended September 30, 1999.

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

Research and development expenses increased by $1.2 million to $3.0 million for the three months ended September 30, 2000, from $1.8 million for the three months ended September 30, 1999. This increase in research and development expenses is due principally to the increase in personnel and facilities needed to support our expanding network. As a percentage of total revenue, research and development expenses decreased to 17% for the three months ended September 30, 2000, from 32% for the three months ended September 30, 1999.

SELLING AND MARKETING EXPENSES. Selling and marketing expenses include expenses relating to the salaries, payroll taxes, benefits and commissions that we pay for sales personnel and the expenses associated with the development and implementation of our promotion and marketing campaigns, including expenses relating to our outside public relations firm and industry analysts.

Selling and marketing expenses increased by $3.9 million to $5.4 million for the three months ended September 30, 2000, from $1.5 million for the three months ended September 30, 1999. This increase is attributable to an increase in the number of personnel and increased marketing expenses, particularly in connection with public relations campaigns. As a percentage of total revenue, selling and marketing expenses increased to 31% from 27% for the three months ended September 30, 2000, and 1999, respectively.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses include salary, payroll tax and benefit expenses and related costs for general corporate functions, including executive management, administration, information technology and human resources.

General and administrative expenses increased by $3.7 million to $5.2 million for the three months ended September 30, 2000, from $1.5 million for the three months ended September 30, 1999. General and administrative expenses increased primarily due to an increase in the number of personnel, an increase in consulting and professional fees, and an increase in our allowance for doubtful accounts. As a percentage of total revenue, general and administrative expenses increased to 30% for the three months ended September 30, 2000, from 25% for the three months ended September 30, 1999.

DEPRECIATION AND AMORTIZATION EXPENSES. Depreciation and amortization expenses increased by $4.7 million to $5.7 million for the three months ended September 30, 2000, from $1.0 million for the three months ended September 30, 1999. This increase primarily resulted from additional purchases of capital equipment and software that were needed to support our expanding network. As a percentage of total revenue, depreciation and amortization expense increased to 33% from 18% for the three months ended September 30, 2000 and 1999, respectively.

INTEREST INCOME AND INTEREST EXPENSE. Interest expense is primarily comprised of interest on our 5-3/4% convertible subordinated notes and the various capital leases pursuant to which we have financed a substantial majority of the hardware components of our network. Interest income is primarily composed of income earned on our cash, cash equivalents and marketable securities.

Interest income increased by $5.7 million to $5.9 million for the three months ended September 30, 2000, from $220,000 for the three months ended September 30, 1999. This increase was primarily attributable to increased interest earnings on our cash, cash equivalents and marketable securities as a result of our initial public offering, completed in November 1999, our secondary offering of our common stock, completed in March 2000, and the issuance of our 5 3/4% subordinated notes, due in 2005, also completed in March 2000. Interest expense increased by $3.8 million to $4.1 million for the three months ended

September 30, 2000, from $217,000 for the three months ended September 30, 1999. This increase was attributable to interest on our 5 3/4% convertible subordinated notes and capital equipment financing.

NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

NET REVENUE. Our net revenue increased by $28.7 million to $40.5 million for the nine months ended September 30, 2000, from $11.8 million for the nine months ended September 30, 1999. This increase was primarily driven by an increase in revenue from voice and fax call completion services to $39.4 million for the nine months ended September 30, 2000, from $11.3 million for the nine months ended September 30, 1999. The increase in voice and fax call completion services net revenue resulted from an increase in the amount of traffic carried over our network to 372.6 million minutes for the nine months ended September 30, 2000, from 92.7 million minutes for the nine months ended September 30, 1999. Net revenue from the sale of equipment was approximately $1.1 million and $485,000 for the nine months ended September 30, 2000 and 1999, respectively.

DATA COMMUNICATIONS AND TELECOMMUNICATIONS EXPENSES. Data communications and telecommunications expenses increased by $28.1 million to $40.9 million for the nine months ended September 30, 2000, from $12.8 million for the nine months ended September 30, 1999. The increase in data communications and telecommunications expense was driven by the increase in traffic described above, as termination fees increased to $22.3 million for the nine months ended September 30, 2000, from $5.0 million for the nine months ended September 30, 1999, and purchased minutes increased to $11.2 million for the nine months ended September 30, 2000, from $4.9 million for the nine months ended September 30, 1999. Equipment expenses directly related to equipment sales increased to $833,000 for the nine months ended September 30, 2000, from approximately $437,000 for the nine months ended September 30, 1999. Other data communications and telecommunications expenses, including Internet access, public circuit-switched network access, and international private line charges, increased to $6.6 million for the nine months ended September 30, 2000, from $2.5 million for the nine months ended September 30, 1999. As a percentage of total revenue, data communications and telecommunications expenses decreased to 101% for the nine months ended September 30, 2000, from 108% for the nine months ended September 30, 1999.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses increased by $6.2 million to $10.2 million for the nine months ended September 30, 2000, from $4.0 million for the nine months ended September 30, 1999. This increase in research and development expenses is due principally to the increase in personnel needed to support our expanding network. As a percentage of total revenue, research and development expenses decreased to 25% for the nine months ended September 30, 2000, from 34% for the nine months ended September 30, 1999.

SELLING AND MARKETING EXPENSES. Selling and marketing expenses increased by $9.7 million to $13.3 million for the nine months ended September 30, 2000, from $3.6 million for the nine months ended September 30, 1999. This increase is attributable to an increase in the number of personnel and increased marketing expenses, particularly in connection with public relations campaigns. As a percentage of total revenue, selling and marketing expenses increased to 33% from 30% for the nine months ended September 30, 2000 and 1999, respectively.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased by $10.5 million to $13.5 million for the nine months ended September 30, 2000, from $3.0 million for the nine months ended September 30, 1999. General and administrative expenses increased primarily due to an increase in the number of personnel, an increase in consulting and professional fees, and an increase in our allowance for doubtful accounts. As a percentage of total revenue, general and administrative expenses increased to 33% for the nine months ended September 30, 2000, from 25% for the nine months ended September 30, 1999.

DEPRECIATION AND AMORTIZATION EXPENSES. Depreciation and amortization expenses increased by $8.1 million to $10.0 million for the nine months ended September 30, 2000, from $1.9 million for the nine months ended September 30, 1999. This increase primarily resulted from additional purchases of capital equipment and software that were needed to support our expanding network. As a percentage of total revenue, depreciation and amortization expense increased to 25% for the nine months ended September 30, 2000, from 16% for the nine months ended September 30, 1999.

INTEREST INCOME AND INTEREST EXPENSE. Interest income increased by $14.1 million to $14.4 million for the nine months ended September 30, 2000, from $305,000 for the nine months ended September 30, 1999. This increase was primarily attributable to increased interest earnings on our cash, cash equivalents and marketable securities as a result of our initial public offering, completed in November 1999, our secondary offering of our common stock, completed in March 2000, and the issuance of our 5 3/4% convertible subordinated notes, due in 2005, also completed in March 2000. Interest expense increased by $8.1 million to $8.5 million for the nine months ended September 30, 2000 from $446,000 for the nine months ended September 30, 1999. This increase was attributable to interest on our 5 3/4% convertible subordinated notes and capital equipment financing.

LIQUIDITY AND CAPITAL RESOURCES

Our principal capital and liquidity needs historically have related to the development of our network infrastructure, our sales and marketing activities, research and development expenses, and general capital needs. Our capital needs have been met, in large part, from the net proceeds from our initial and secondary public offerings, the issuance of our 5-3/4% convertible subordinated notes and the sale of our common and preferred stock. As we have placed greater emphasis on expanding our network infrastructure, we have also sought to meet our capital needs through vendor capital leases and other equipment financings. We have also established lines of credit with banks and other lenders.

Net cash used in operating activities was $34.3 million for the nine months ended September 30, 2000, as compared to $12.0 million for the nine months ended September 30, 1999. Cash used in operating activities for both periods resulted from net losses.

Net cash used in investing activities was $109.4 million for the nine months ended September 30, 2000, as compared to $4.1 million for the nine months ended September 30, 1999. For the nine months ended September 30, 2000, cash used in investing activities was primarily related to our investment in marketable securities whose maturities exceed 90 days, our non-marketable equity investment in eYak, Inc., a provider of Internet-based teleconferencing services, and the purchases of equipment. For the nine months ended September 30, 1999, the amount was primarily attributable to equipment purchases.

Net cash provided by financing activities was $277.6 million for the nine months ended September 30, 2000, as compared to net cash provided by financing activities of $24.6 million for the nine months ended September 30, 1999. For the nine months ended September 30, 2000, these amounts are primarily attributable to the net proceeds from our secondary public offering of our common stock and the issuance of our 5-3/4% convertible subordinated notes. For the nine months ended September 30, 1999, the amount was primarily attributable to the issuance of Series C preferred stock.

INITIAL PUBLIC OFFERING. In November 1999, we completed our initial public offering and issued 7,820,000 shares of common stock, which resulted in total net proceeds to us of $114.7 million.

SECONDARY PUBLIC OFFERING. In March 2000, we completed our secondary public offering in which we sold 2,026,637 shares of common stock, which resulted in total net proceeds to us of $140.3 million. Concurrently, we issued $150.0 million in 5 3/4% convertible subordinated notes, due in 2005. The notes are convertible at any time prior to maturity into common stock at a conversion price of $86.14 per share, subject to adjustment upon certain events.

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

PART II - OTHER INFORMATION


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

         (a)   The following exhibits are filed herewith:

               27.1 Financial Data Schedule

         (b)   Reports on Form 8-K

               No reports on Form 8-K were filed by the Company during the three months ended September 30, 2000.

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


                                     iBasis, Inc.


NOVEMBER 14, 2000               By:  /s/ Michael J. Hughes
-----------------                    ------------------------------------------
  (date)                             Michael J. Hughes
                                     Vice President and Chief Financial Officer
                                     (Authorized Officer and
                                     Principal Accounting Officer)