Form 10-K
period 2000-12-31
IBASIS INC
filed 2001-02-26
CIK 1091756

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

(Mark One)

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the fiscal year ended December 31, 2000

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

                     20 SECOND AVENUE, BURLINGTON, MA 01803
          (Address of principal executive offices, including zip code)
                                 (781) 505-7500
              (Registrant's telephone number, including area code)
                            ------------------------

          Securities registered pursuant to Section 12(b) of the Act:
                                      NONE

          Securities registered pursuant to Section 12(g) of the Act:

                    COMMON STOCK, $0.001 PAR VALUE PER SHARE

                                (Title of Class)
                            ------------------------

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-X is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    The aggregate market value of the registrant's common stock, $0.001 par value per share ("Common Stock"), held by non-affiliates of the registrant as of February 20, 2001 was approximately $118,740,529 based on 23,606,467 shares held by such non-affiliates at the closing price of a share of Common Stock of $5.03 as reported on the Nasdaq National Market on such date. Affiliates of the Company (defined as officers, directors and owners of 10 percent or more of the outstanding share of Common Stock) owned 10,659,668 shares of Common Stock outstanding on such date. The number of outstanding shares of Common Stock of the Company on February 20, 2001 was 34,266,135.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Registrant's definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held on May 31, 2001, are incorporated by reference into Part III hereof. With the exception of the portions of such Proxy Statement expressly incorporated into this Annual Report on Form 10-K by reference, such Proxy Statement shall not be deemed filed as part of this Annual Report on Form 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                  IBASIS, INC.

                                   FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 2000

                        TABLE OF CONTENTS                                                 PAGE
                        ------------------------------------------------------------  --------
                                                   PART I

Item 1.                 Business....................................................      3
Item 2.                 Properties..................................................     18
Item 3.                 Legal Proceedings...........................................     18
Item 4.                 Submission of Matters to a Vote of Security Holders.........     18

                                                  PART II

Item 5.                 Market for the Registrant's Common Equity and Related
                          Stockholder Matters.......................................     19
Item 6.                 Selected Financial Data.....................................     20
Item 7.                 Management's Discussion and Analysis of Financial Condition
                          and Results of Operations.................................     21
Item 7A.                Quantitative and Qualitative Disclosures About Market
                          Risk......................................................     42
Item 8.                 Financial Statements and Supplementary Data.................     43

                                                  PART III

Item 9.                 Changes in and Disagreements With Accountants on Accounting
                          and Financial Disclosure..................................     66
Item 10.                Directors and Executive Officers of the Registrant..........     66
Item 11.                Executive Compensation......................................     66
Item 12.                Security Ownership of Certain Beneficial Owners and
                          Management................................................     66
Item 13.                Certain Relationships and Related Transactions..............     66

                                                  PART IV

Item 14.                Exhibits, Financial Statement Schedules, and Reports on Form
                          8-K.......................................................     66

Signatures              ............................................................     70

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

                                     PART I

ITEM 1.  BUSINESS

COMPANY OVERVIEW

We are a leading provider of advanced Internet-based communications services that enable telecommunications carriers and other communications service providers to offer international voice, fax and other enhanced services that combine the flexibility and power of the Internet with the simplicity and ubiquity of the telephone. By outsourcing international communications services to us, our customers are able to lower costs, generate new revenue and quickly extend their business into Internet-based communications services while maintaining service quality comparable to that of traditional voice networks. We have deployed our VoCore hosted unified communications solution that permits our customers to offer a communications solution that unifies the storage of and access to email and voicemail messages as well as faxes. In addition, we are currently working on developing a global communications infrastructure, which we call the Global Spoken Web initiative, for voice sites, voice portals and corporations providing speech-enabled on-line services.

On December 12, 2000, we entered into a merger agreement with PriceInteractive, Inc. of Reston, Virginia, pursuant to which PriceInteractive will be merged with and into our wholly-owned subsidiary, iBasis Speech Solutions, Inc. (formerly Penguin Acquisition Corp.). This merger is subject to specific conditions, including receipt of approval by iBasis stockholders of our issuance of the common shares required to consummate the merger and is expected to close in the first quarter of 2001.

Founded in 1997, PriceInteractive is a recognized interactive voice response and speech application service provider to Fortune 500 enterprises, telecommunications carriers and operators of e-commerce sites and portals. PriceInteractive also provides a line of interactive voice response services under the name IPort. PriceInteractive's mission is to voice-enable the Internet economy by rapidly extending Web-based applications to telephones and wireless devices. PriceInteractive recently announced its high capacity flagship service, SpeechPort, which makes available "Web-bound" content, customer relationship management applications and e-commerce opportunities to wireless and fixed telephones through an advanced speech recognition interface. PriceInteractive believes that SpeechPort is one of the first hosted services specifically focused on bringing Web content to telephones and wireless devices. Initial customers include AT&T, WorldCom, MicroStrategy and Palm/Anyday.com. SpeechPort enables ubiquitous access to business information in support of e-business, e-commerce, e-customer relationship management, or ERP initiatives. Although the service is designed primarily to extend Web-based applications, it also provides the ability to extend legacy applications to the telephone.

By connecting these services to the iBasis Network, with its global reach and significantly-reduced network costs, we intend to increase the value and scope of the solutions PriceInteractive provides to its large enterprise and carrier customers. We believe this expanding portfolio of comprehensive, outsourced solutions will enable the combined companies' enterprise and service provider customers to affordably extend global access to customer service solutions from mobile and fixed phones anywhere in the world. We view the acquisition of PriceInteractive as an important step in our strategy to enhance the capabilities of our global voice-over Internet infrastructure with new, speech-enabled services.

INDUSTRY OVERVIEW

TELECOMMUNICATIONS MARKET OVERVIEW. According to the Gartner Group, a leading market research firm, the global telecommunications market is expected to grow to approximately $1.9 trillion by 2003. Global deregulation and rapid technological advances have resulted in the emergence of many new communications service providers, increased competition among traditional telecommunications carriers, lower prices, innovative new services and accelerated customer turnover. In their efforts to add and retain customers, communications service providers are looking for ways to cut costs and offer compelling new services, many of which cannot be deployed over traditional telephone networks, but instead require a Voice-over-Internet-Protocol, or VoIP, infrastructure.

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

EMERGENCE OF INTERNET TELEPHONY AND NEW SERVICES. Although it has been possible to transmit voice over Internet-Protocol, or IP, data networks since 1995, only recently has the technology improved such that phone-to-phone calls can be transmitted over data networks with quality approaching that of traditional voice networks. In addition, International Data Corporation projects that worldwide Internet telephony will grow from $0.5 billion in 1999, to $18.7 billion in 2004, approximately half of which would be generated by new services, including voice-enabled e-commerce and other enhanced services. International Data Corporation estimates that revenues from unified communications services will grow to $5.7 billion in 2004. Many telecommunications carriers are realizing the need to offer enhanced services to their customers in an effort to reduce customer turnover and increase the minutes of voice traffic carried on their network. We believe it has become increasingly important for telecommunications carriers to offer more than just network infrastructure.

Using Internet telephony to complete calls offers communications service providers comparable quality call completion along with the ability to offer new enhanced services. Some of Internet telephony's principal advantages include:

    - TECHNOLOGICAL EFFICIENCIES. Traditional voice networks use circuit-switching technology, which establishes dedicated lines between an originating and terminating point for the duration of a call. In contrast, Internet telephony is based on packet-switching technology. This technology completes a call by digitizing and dividing a speaker's voice into small packets that travel to their destination along lines carrying packets of other Internet traffic. Packets from multiple calls or faxes can be carried over the same line simultaneously with data from other sources, in part because there are gaps or silence in human conversation, which results in a higher utilization of transmission lines than can be achieved with circuit-switching technology. Unlike circuit-switched traffic, data packets also can be compressed, which means that Internet telephony uses less bandwidth per call than traditional circuit-switched calling. As a result of these features, calls can be completed at a lower cost using Internet telephony. We believe that packet-switched networks, including the Internet, will allow other traditional services to be offered more cost-effectively as well.

    - ECONOMIES OF SCALE. Internet telephony calls are carried over large and rapidly growing data networks. Businesses recently have spent billions of dollars to upgrade their data networks to accommodate dramatic increases in data traffic. According to TeleGeography, the total bandwidth used for data surpassed that used for voice in the United States long distance market in 1998. This growth is driven largely by continuing technological innovation and the rapid expansion of the Internet as a global medium for communications and commerce. As data networks continue to grow, communications service providers should benefit from greater economies of scale and be able to offer Internet-based services, such as Internet telephony, more cost effectively than services delivered over traditional voice networks.

    - OPPORTUNITY TO BY-PASS INTERNATIONAL SETTLEMENT RATES. Traditional international long distance calls are completed over international voice networks. These networks are often owned by government bodies or telecommunications carriers who charge settlement rates or tariffs for their use. Although these fees are being reduced or eliminated, international calls routed over the Internet bypass a significant portion of these fees, and as a result can generally be completed at lower cost.

    - ADDITIONAL CHANNEL FOR CARRIERS. Even the world's largest carriers regularly outsource their voice and fax traffic, to take advantage of the lowest-cost provider to a particular destination, and partner with companies that can provide additional communications channels. Internet telephony offers an opportunity for service providers with access to the necessary VoIP technology to develop networks that can provide these additional channels.

    - MORE SERVICES AND EASIER ROLL OUT. In contrast to the closed, proprietary structure inherent in traditional circuit-switched voice networks, Internet telephony embraces an open architecture and open standards, which facilitates innovation at lower costs. Traditional voice networks have been designed specifically to provide one basic service, making it difficult to introduce new services over those networks. In contrast, data networks convert all services into data packets, and allow for the introduction of a wide and enhanced variety of packet-based services that were not possible over the traditional network. Since the roll-out of new services does not necessitate network-wide upgrades, it is easier for communications service providers to deploy new services quickly. While voice and fax are the dominant services provided today, additional services, such as Internet call-waiting, unified messaging, unified communications, speech applications and IP-based conferencing, can be provided over data networks.

DEMAND FOR INTERNET TELEPHONY SOLUTIONS. While there are many reasons for telecommunications carriers and other communications service providers to take advantage of Internet telephony, for the most part, they have been slow to establish in-house Internet telephony capability for a number of reasons. These reasons may include:

    - lack of adequate Internet telephony technology until recently;

    - lack of trained and experienced IP engineering talent;

    - prior substantial investment in circuit-switched networks and the associated expertise;

    - a hesitation to build new networks and cannibalize traffic from their traditional voice networks; and

    - concerns over quality and or reliability.

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

To date, however, few Internet telephony providers have been able to offer the quality, reliability and back-office support necessary to meet the larger carriers' strict requirements. In addition, most Internet telephony providers do not have the international presence to be able to complete calls to a sufficient number of destinations and do not have the capacity to carry the volume of traffic required by carriers to any given location.

DEMAND FOR UNIFIED MESSAGING SOLUTIONS. Service providers, such as competitive local exchange carriers and wireless communications providers, face increased competition, falling margins and growing customer turnover. Unified messaging offers a higher-margin value-added service that provides service providers the ability to attract new customers while retaining their current customer base.

DEMAND FOR SPEECH-ENABLED ON-LINE SERVICES. An increasing number of companies are deploying speech recognition technology on servers connected to a telephone as an interface to the public in an effort to reduce the costs of operating call centers while providing new and existing high quality customer, business and employee services available globally, regardless of time of day or local time zone. In addition, a new class of Internet portal, which provides access to speech-enabled Internet sites and speech-enabled business applications and intranets via wireless and wireline telephones, is being deployed in the U.S. and abroad.

THE IBASIS SOLUTION

As our core business, we provide advanced Internet-based communication services to telecommunications carriers and other communications service providers. Our solution enables communications service providers to outsource their international voice, fax and other enhanced services over the Internet at substantially lower costs than over traditional networks while maintaining a high quality of service. We provide our customers access to the iBasis Network, our international, scaleable, standards-based Internet telephony network, through "Internet branch offices," as described under "The iBasis Network" below, strategically located in major cities in the U.S., Asia, Latin America, Europe and Africa. Our services provide the following key benefits to our customers:

HIGH QUALITY VOICE AND FAX TRANSMISSIONS. Our network and proprietary technology enables us to complete international voice and fax calls with quality comparable to that of traditional circuit-switched voice networks. This is supported by the fact that carriers are able to provide our Internet telephony services to their customers undifferentiated from their traditional services. Through our global network operations center and proprietary Assured Quality Routing software, we are able to monitor our network and re-route traffic over alternative Internet backbone connections, dedicated private lines or traditional circuit-switched lines when necessary to maintain high quality. This enables us to provide consistently high quality services to communications service providers.

COST EFFECTIVE SOLUTIONS. Our transmission costs are lower because packet switching is more efficient than traditional circuit switching. In addition, we leverage the Internet to deliver traffic, which results in lower costs than transmission alternatives that deploy dedicated connections. Our packet-based scaleable solution also allows us to better match our investment in equipment with capacity needs, and provide lower cost world-class operating support systems. Also, we are currently able to circumvent many of the international tariffs or settlement rates associated with some international calls over circuit-switched voice networks, producing additional cost savings.

INTERNATIONAL HIGH-CAPACITY NETWORK. The iBasis Network is a growing international network that allows us to complete calls worldwide. During our fourth quarter ended December 31, 2000, we transported approximately
228 million minutes of traffic over the more than 11,500 lines we had deployed internationally at December 31, 2000.

FLEXIBLE BACK OFFICE SOLUTION THAT FACILITATES NEW SERVICES AND EFFECTIVE BUSINESS MANAGEMENT. We provide communications service providers with an integrated network, making possible advanced reporting and monitoring that customers can access from an easy-to-use Web-based application. The flexibility of our back office systems allows us to provide timely statistics and integrated billing that enables a communications service provider to manage its costs more effectively and offer new services more readily.

EASE OF DEPLOYMENT AND TIME TO MARKET. We enable carriers to route calls over our network in a timely and cost effective manner. Most carriers and other communications service providers need no special equipment or technical expertise in order to access our services as connections are made in the same manner as traditional voice-based services. Our solution shortens communications service providers' time-to-market by enabling them to complete calls to any country on our network without experiencing the delays typically incurred in establishing separate contracts with local service providers in each country.

OPEN, SCALEABLE ARCHITECTURE DESIGNED FOR NEW SERVICES. Our network architecture is open, scaleable and standards-based. This allows for fast deployment of services to new countries and enables us to offer other enhanced services over our network quickly and easily. We currently offer voice, fax, billing and VoCore unified messaging services and intend to offer other new, enhanced voice services as part of our Global Spoken Web offering and pending PriceInteractive acquisition.

COMPETITIVE ADVANTAGES WITH VOCORE. Our VoCore offering is our hosted unified messaging solution that provides customers with a way of creating new revenue sources from fully unified mailboxes accessible by phone, browser or standard email, for sending and receiving voicemail, email and facsimiles. VoCore's carrier-class messaging offerings leverage OpenWave's unified messaging platforms, including email and directory services, EMC's robust enterprise storage systems, and carrier-grade application servers from Sun Microsystems and Hewlett Packard. Because our unified communications solution supports open IP standards, it allows the development of new add-on services that enhance the offering as they become available.

COMPETITIVE ADVANTAGES WITH GLOBAL SPOKEN WEB. The goal of our Global Spoke Web business unit is to leverage four major trends that we have identified: (1) the growing quantity of information, including both text and multimedia content, that can be reached via the Internet and intranets, (2) the increase in the number of enterprises that are leveraging automated call centers to lower costs and increase customer satisfaction, (3) the increasing demand for mobile access to data via cellular telephones and other wireless devices, and (4) the continued growth in the number of telephones being installed world-wide. Using the iBasis Network as its core, the Global Spoken Web initiative is trying to build a community of interconnected speech-enabled Web sites that can be reached by telephones and IP devices using the iBasis Network. Enhanced services, content delivery and a billing infrastructure are part of this vision.

THE IBASIS NETWORK

The iBasis Network is our international network, over which we deliver large volumes of high quality international voice, fax and other enhanced services at significant cost savings to our customers. During our fourth quarter ended December 31, 2000, we transported approximately 228 million minutes of traffic over our network. The iBasis Network consists of four principal elements:

    - "Internet central offices" and "Internet branch offices" that translate voice to data for transmission and reception over a data network;

    - the transmission medium, which is principally the Internet;

    - Assured Quality Routing, our proprietary software; and

    - our global network operations center, from which we oversee and coordinate the operation of the gateways and the transmission network.

INTERNET CENTRAL OFFICES AND INTERNET BRANCH OFFICES. Our customers can interconnect with the iBasis Network by connecting dedicated voice circuits from their facilities to one of our strategically located Internet central offices, located in: Amsterdam; Cambridge, Massachusetts; Frankfurt; Hong Kong; London; Los Angeles; Miami; New York; Paris; Singapore; Stockholm; Sydney; Tokyo; and Toronto. Alternatively, our customers may elect to install an iBasis Internet branch office directly at their facilities to eliminate the cost of carrying traffic from their facilities to one of our Internet central offices. Internet branch offices are scaleable and flexible platforms built primarily using Cisco Systems' equipment and optimized for interconnection with the iBasis Network. Internet branch offices receive calls through a local carrier's switched network. Gateways in each Internet branch office digitize, compress and packetize voice and fax calls and then transmit them over the Internet. At the destination, another Internet branch office reverses the process and the call is switched back from the

Internet to a local carrier's circuit-switched network in the destination country. The scalability of the Internet branch offices permits us quickly to increase capacity in discrete increments at relatively low cost, either for a region or a customer. In addition, the Internet branch office flexible architecture is designed to easily integrate and support the new services we intend to offer. Our IBOExpress product is a solution that expedites deployment of the Internet branch office. The iBasis Network currently has Internet central offices or Internet branch offices in more than 45 countries.

THE INTERNET. Because of its global coverage, rapid growth and flexible connectivity, we use the Internet to transmit the substantial majority of our voice and fax traffic and deliver other enhanced voice services. By using the Internet, we avoid having to build a private, dedicated network of fiber and cable connections, which would delay our time-to-market in many locations and would be more costly to deploy. We have addressed the challenges of using the Internet by:

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

ASSURED QUALITY ROUTING. We have deployed a proprietary software application, Assured Quality Routing, to maintain high quality voice and fax service. This application monitors the quality of calls placed over our network by applying defined quality parameters to each processed call. These quality parameters include measures of voice and fax quality that are important to carriers including overall voice quality, call completion rates and post-dial delay. The system alerts us whenever the transmission quality drops below specific thresholds enabling us to temporarily route subsequent calls to a circuit-switched network or an alternate Internet-based network to restore high quality.

GLOBAL NETWORK OPERATIONS CENTERS. We manage our network of Internet central offices and Internet branch offices around the world and implement our proprietary Assured Quality Routing software through our global network operations center which is located in Burlington, Massachusetts. Our global network operations center are comprised of leading network management tools from Hewlett-Packard and a number of other vendors that permit us to monitor, test and diagnose all components of the iBasis Network. As part of monitoring the iBasis Network, the global network operations center also monitors the hardware and software used in our VoCore unified communications offering. The global network operations centers are staffed and running 7 days a week, 24 hours a day, complete with:

    - real-time, end-to-end monitoring and analysis of call behavior patterns on the iBasis Network to identify and address potential problems before they become serious and to anticipate issues related to network growth;

    - system redundancy, including power back-up and multiple network paths; and

    - a help desk, which allows us to respond to our customers problems on a timely basis.

OUR SERVICES

Our current services include international voice and fax call completion, and VoCore, our hosted unified communication solution. We also provide customers with access to our Web-based traffic analysis and reporting service called Interactive Traffic Analysis Center, or iTrac. Customers have the option to purchase these services as a complete suite or separately.

INTERNATIONAL VOICE AND FAX SERVICES. We offer international voice and fax call completion services and other enhanced services that provide our customers a high quality, low-cost alternative for international voice and fax transport of phone-to-phone or fax-to-fax calls placed by their business and residential customers. Our proprietary Assured Quality Routing software and Web-based extranet are important components of our services and are integrated elements of our advanced operational support systems.

We offer service level agreements to our international customers. These service level agreements for international termination services guarantee customers sending calls over our network call completion rates equivalent to or better than those provided by alternative networks, including the public-switched telephone network. The call completion rate, known in the telecommunications industry as the answer seizure ratio, represents the percentage of calls out of all attempts that are successfully completed. The higher the answer seizure ratio, the more reliable the network and the more billable calls that result for a carrier.

INTERACTIVE TRAFFIC REVENUE ANALYSIS CENTER. iTrac is proprietary Web-based traffic reporting analysis software that enables our customers to better manage their operations through real-time information exchange. iTrac provides statistics on service quality and traffic volume, helping customers to quickly address service issues and more effectively plan traffic routing and network capacity. This traffic information are delivered in a cost-efficient manner using sophisticated and secure extranet technologies that our customers access using a standard Web browser.

UNIFIED MESSAGING. We have deployed our VoCore hosted unified messaging solution infrastructure on the iBasis Network. This enhanced service offering will permit our customers to offer a communications solution that unifies the storage of and access to email and voicemail messages as well as faxes. With the proliferation of messaging worldwide and as people send more email, voicemail and faxes, unified messaging services will allow subscribers to access these different message types from the commonly-used communication devices, such as telephones and personal computers.

FUTURE SERVICES. We intend to add new services that leverage components of the iBasis Network to generate additional sources of revenue. We believe that our ability to deploy new Internet-based communication services makes us an attractive partner for application developers. We also believe that the ability to offer these new services will be beneficial to our customers, regardless of whether they directly charge their end-users for these services, because they will help our customers attract new subscribers and retain an "up-sell" to their existing subscriber base. Some of the services that we may choose to introduce in the future include:

    - GLOBAL SPOKEN WEB. We plan to provide the global communications infrastructure for voice sites and voice portals. Corporations that currently have voice sites may be able to take advantage of the iBasis Network to make these voice sites accessible as local calls from wireline and wireless phones around the world. For example, a business executive traveling in Japan may wish to call her U.S.-based airline's reservation system to make a flight change. Rather than having the airline charged for an expensive international long distance call, the traveler may be able to access the voice site by placing a less costly local call into a Tokyo point of presence on The iBasis Network, over which we can transport the call internationally to the airline reservation system. Beyond this, we plan to leverage the Internet infastructure to enable the interconnection of these voice sites and portals.

    - BASIC MESSAGING SERVICES. We may offer additional basic messaging services, including outsourced voicemail, store-and-forward fax, or faxmail, and email.

    - OTHER ADVANCED MESSAGING SERVICES. We may offer other advanced messaging services including: single-number reach, which allows subscribers to consolidate existing office, home, and mobile numbers into a single contact or "follow-me" number; Internet call management services such as caller ID, call waiting and call forwarding; and message delivery that includes the recording and scheduling of a message, repeated delivery attempts and message delivery confirmation. These services may in some cases leverage components of our network to provide international call-termination services and operational support services.

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

    - BILLING SERVICES. We may offer outsourced billing services such as on-line bill presentment and Internet telephony clearinghouse settlement services.

MARKETS AND CUSTOMERS

Telephone companies can be segregated by size into first tier, second tier and third tier carriers. Generally, first tier carriers are large domestic and international carriers, such as MCI WorldCom, Cable & Wireless, and certain government-affiliated dominant carriers, such as the Japanese telecommunications carrier KDD. First tier carriers generally have annual revenues in excess of $2 billion. Second tier carriers have revenues generally in the $750 million to $2 billion range, but have fewer direct operating agreements with other carriers and fewer international facilities. Third tier carriers are typically switch-based resellers with revenues of less than $750 million.

The majority of traffic over The iBasis Network is from Tier One and Two carriers in the United States, who transmit voice and fax traffic through our New York or Los Angeles Internet central offices for completion overseas. As of December 31, 2000, we were providing services to eleven of the top twelve of the highest-volume United States-based international carriers. The ability to provide quality call completion consistently acceptable to the Tier One carriers is of vital importance because these carriers have tremendous volumes of commercial and retail traffic that regularly overflow their capacity. Going forward, Tier One carriers will be a main area of focus for our sales force.

Overseas, we have established relationships with in-country companies and local service providers that have local market expertise and relationships to build strong businesses. Some of our overseas partners/ customers are very large, well-established national carriers. Others are emerging carriers or Internet service providers who are able to provide the services necessary to terminate minutes for us in their country. During 2000, we also experienced significant increase in the volume of traffic originated from overseas carriers, which represents a substantial growth opportunity for iBasis. As of December 31, 2000, iBasis provided traffic exchange services for more than 100 carriers worldwide.

Our unified messaging services are directed at service providers such as competitive local exchange carriers, wireless, cable, application service providers and Internet service providers. As of December 31, 2000, we had not generated any revenue from the provision of unified messaging services.

SALES AND MARKETING

SALES STRATEGY. Our sales efforts for Internet telephony and unified messaging target leading telecommunications carriers both in the United States and overseas. Our sales force, comprised of experienced personnel with well-established relationships in the telecommunications industry, is frequently supplemented by senior members of management. In the United States, we sell directly to carriers and have successfully developed brand-awareness and beneficial relationships through numerous channels including the Web, trade shows, speaking engagements and joint marketing programs. The ability to provide quality acceptable to leading carriers is a prerequisite for selling to them and others. Major carriers have traffic that frequently exceeds their capacity and compels them to seek alternative channels that offer comparable quality, particularly where those channels can offer better pricing. Our sales process often involves a test by our potential customers of our services in which they route traffic over our network to a particular country. Our experience to date has been that once a carrier has begun to use our network for a single country and has found our quality to be acceptable, the sales process for other countries becomes easier.

In overseas markets, we seek to establish relationships with local service providers that have the local market expertise to provide the termination services we need. We believe that our ability to terminate a substantial number of minutes through these local service providers makes us an attractive partner. We also offer licensed international carriers in overseas markets the opportunity to benefit from the favorable economics of Internet telephony by sending their international long distance traffic to the iBasis Network for transport and termination in other countries. This represents a significant opportunity for revenue growth distinct from the growth in traffic from U.S.-based carriers.

We have established sales offices providing sales coverage in Latin America and the Caribbean, Europe, the Middle East and Africa, and in the Asia/Pacific regions and in North America.

MARKETING STRATEGY. Our marketing strategy includes aggressive public relations campaigns, outreach to and interaction with industry analysts, participation in industry trade shows and conferences, and a comprehensive Website at WWW.IBASIS.NET. We have engaged public relations firms on a regional basis to conduct campaigns that support our positioning as the preeminent provider of advanced Internet-based communications services. We aggressively pursue favorable coverage in the trade and business press and participate in and place executive speakers at a variety of industry trade shows and conferences, including Voice on the Net, the International Telecommunications Union events, The Telephone Voice User Interface Conference, and other focused sales, marketing and industry events. We believe our Website will continue to be an effective marketing tool in international markets.

STRATEGIC TECHNOLOGY RELATIONSHIPS

We have entered into strategic technology relationships with a number of leading technology providers in the Internet telephony industry, including Cisco Systems and Digiquant, formerly known as Belle Systems. We believe that our strategic technology relationships are important because they give us early access to new technologies and because many of our strategic relationship partners are an important part of our sales and marketing programs.

CISCO SYSTEMS

As a Cisco Alliance Partner, we have access to Cisco's sales, marketing and technical resources to aid our global expansion. We understand that Cisco has selected fewer than 30 companies to participate in this program. The Cisco sales and marketing resources available to us under this program include matching funds for selected marketing activities, joint-sales calls, event sponsorship and seminar support. In addition, as a Cisco Alliance Partner, we have access to Cisco technical resources and early opportunities to bring new products and features to the marketplace. Currently, we are engaged in three beta programs with Cisco for new products and features. We also conduct joint sales and marketing programs with Cisco, participate with Cisco in industry trade shows and periodically meet with consultants at Cisco's executive briefing center. Under the terms of our alliance agreement with Cisco, we have committed to appoint Cisco as our preferred vendor.

In addition, the iBasis Network has been designated by Cisco as a certified Cisco Powered Network-TM-. This designation permits us to leverage Cisco's significant worldwide brand equity by displaying the Cisco Powered Network-TM-trademark in our literature and exhibits.

DIGIQUANT SYSTEMS (FORMERLY BELLE SYSTEMS)

We also have a strategic alliance with Digiquant A/S, formerly Belle Systems, a leading provider of billing systems for Cisco-based IP Networks. Digiquant billing solutions are based on an architecture that provides the scalability and flexibility that is critical to our continued success in deploying IP-messaging services.

Under the agreement, we license computer software from Digiquant that allows us to integrate their billing system into our network; in exchange we pay product and license fees, which for specified products are not to exceed the lowest price offered by Digiquant to any of its customers for the same or similar products. Digiquant will provide general service and support for the system, and use its best efforts to provide any additional assistance for a reasonable price, also not to exceed the lowest prices charged by Digiquant to other customers. The agreement also contains a limited warranty for the system, a mutual non-disclosure obligation, and a source code escrow at our expense.

COMPETITION

As described in "Risk Factors", the market for international voice and fax call completion services is highly competitive. We face competition from a variety of sources including large communications service providers with more resources, longer operating histories and more established positions in the telecommunications marketplace, some of whom have begun to develop Internet telephony capabilities. We also compete with small companies who have focused primarily on Internet telephony or unified communications. We believe that we compete principally on quality of service, price and bandwidth. We also expect that the ability to offer enhanced service capabilities, including new services, will become an increasingly important competitive factor in the near future.

TELECOMMUNICATIONS COMPANIES AND LONG DISTANCE PROVIDERS.

Large carriers around the world carry a substantial majority of telecommunications traffic. Many of these carriers, such as British Telecom and Deutsche Telecom, have started or begun to deploy packet-switched networks for voice and fax traffic. These carriers retain substantial resources and have large budgets available for research and development. In addition, several companies, many with significant resources, such as Level 3 and Qwest Communications, are building fiber optic networks, primarily in the United States, for Internet telephony traffic. These networks can be expected to carry voice and fax and these newer companies may expand into international markets.

The nature of the telecommunications marketplace is such that carriers regularly buy from and sell to each other. Major carriers have multiple routes to virtually every destination, and frequently buy and sell based on the strength and capacity to a particular country. We have relationships with many of these carriers and have carried traffic for them in the past. We expect to continue to exchange traffic with many of these companies in the future, even as they begin to devote more resources to competing in the Internet telephony market.

INTERNET TELEPHONY SERVICE PROVIDERS

A number of companies have started Internet telephony operations in last few years. Concert Clearinghouse, and ITXC sell international voice and fax over the Internet and compete directly with us. Other Internet telephony companies, including Net2Phone, are currently focusing primarily on the retail market and personal computer-based Internet telephony, but may compete more directly with us in the future.

UNIFIED MESSAGING PROVIDERS

Numerous companies offer a complete unified messaging solution or a specific subset of unified communication functionality. Some companies only offer a retail unified messaging solution which, in some cases, provide limited services for no charge. We have now teamed with OpenWave, which offers such services. Other companies may provide a full complement of VoCore-type services to compete with our offering in the future.

SPEECH-ENABLED ON-LINE SERVICES PROVIDERS

Several companies are offering various speech recognition and telephone Web-access applications. Although some of these companies have established customers and revenues, in many cases, these companies cannot provide the global reach that the iBasis Network offers.

PriceInteractive's primary competitors are traditional interactive voice response companies that are attempting to enter the speech recognition arena, new speech application service provider, or ASP, entrants and business-to-consumer portals attempting to provide speech-enabled application service provider services.

In addition to the direct competitors described above, PriceInteractive faces potential competition from--as well as partnering opportunities with--several other types of businesses that may enter or border on the speech ASP space. These include (1) mainstream application service providers that may forward integrate into the communications or Speech ASP space and (2) other specialized ASPs, such as Internet telephony ASPs, like iBasis, or application roll-up ASPs, that may enter the speech market. Internet data center companies as well as hosting companies could either forward-integrate by incorporating Speech ASP offerings similar to PriceInteractive's or form strategic alliances with competitive entities.

Recently, large communications carriers have increasingly emphasized value-added, enhanced services, such as complex hosting. In addition, integrated communications providers may increasingly focus on hosting to more tightly bind themselves to customers and to create higher profit margins.

Finally, there are a number of startup companies offering voice portals. These companies do not compete with PriceInteractive directly, but rather with some of its customers, as they provide a focused and integrated speech, content and E-commerce service. AudioPoint, a Washington, D.C. based voice portal to popular Web functions, is now offering such services. This development-stage company is approximately 10% owned by PriceInteractive.

PriceInteractive believes that customers focus on the following elements when selecting a Speech ASP: references, integration capabilities, and a vendor with the staying power to be a long-term strategic partner. We believe the combined companies will be positioned to respond favorably to these criteria and that the combined company's client base, expertise in developing hundreds of applications, and high capacity platform are key competitive differentiators.

GOVERNMENT REGULATION

DOMESTIC REGULATION OF THE INTERNET AND INTERNET TELEPHONY. We believe that under United States law, the Internet-related services that we provide constitute information services, rather than telecommunications services. As such, our services are not currently regulated by the Federal Communications Commission or state agencies responsible for regulating telecommunications carriers, although aspects of our operations not wholly related to the Internet may be subject to state or federal regulation such as regulations governing licensing, universal service funding, confidentiality of communications, copyright and excise taxes. However, several efforts have been made to enact federal legislation that would either regulate or exempt from regulation services provided over the Internet. Therefore, we cannot assure you that one or more of the services we provide will not be regulated in the future. Increased regulation of the Internet may slow its growth by negatively impacting the cost of doing business over the Internet. This would materially adversely affect our business, financial condition and results of operations.

We also cannot assure investors that Internet telephony will continue to be lightly regulated by the FCC and state regulatory agencies. Although the FCC has determined that, at present, information service providers, including Internet telephony providers, are not telecommunications carriers, we cannot be certain that this position will continue. If the FCC determines that Internet telephony is subject to regulation as a telecommunications service, it may subject providers of Internet telephony services to traditional common carrier regulation and/or require them to make universal service contributions and pay access charges where they do not already through terminating providers. It is also possible that the FCC will adopt a regulatory framework for Internet telephony providers different than that applied to traditional common carriers. Finally, Congressional dissatisfaction with the FCC's conclusions regarding Internet telephony could result in legislation requiring the FCC to impose greater or lesser regulation. Any change in the existing regulation of Internet telephony by the FCC or Congress could materially adversely affect our business, financial condition and results of operations.

In addition to the FCC and Congress, the Office of Foreign Asset Control of the U.S. Department of the Treasury, or OFAC, administers the United States' sanctions against certain countries. OFAC rules restrict many business transactions with such countries and, in some cases, require that licenses be obtained for such transactions. We may currently, or in the future, transmit telecommunications between the U.S. and countries subject to U.S. sanctions regulations and undertake other transactions related to those services. We have undertaken such activities in reliance on our good faith interpretation of the sanctions regulations. We cannot assure you that OFAC will agree with our interpretation or position. We have contacted OFAC about certain such transactions, and are in the process of seeking approval, if necessary, for any such transactions.

State regulatory authorities and legislators may also assert jurisdiction over the provision of intrastate Internet telephony services. While we do not currently provide intrastate services and have no current plans to do so, additional regulation of Internet telephony by the states could preclude us from entering the intrastate market, or make entrance more difficult or costly.

In addition to Internet telephony, we provide other services over the Internet infrastructure such as VoCore unified communications and calling card services. We believe that our VoCore unified communications services are not subject to federal or state regulation. Indeed, certain features of the VoCore unified communications service, such as the voicemail, electronic mail, and facsimile services, have been expressly found by the FCC to be an enhanced service not subject to regulation. In addition, we secure telephony functions from other providers, such as numbering resources for local or toll-free access to voicemail. We provide this service, in part, by collocating equipment connected to the public Internet with competitive local exchange providers around the country. Because we purchase these services as an end-user, we do not believe that we are subject to any associated regulation. However, some of the other VoCore unified communications features, which are integrated as part of a package of features, are less easily classified as unregulated services. These features could include outbound calling which, if standing alone and not carried over the Internet, could be regulated as a traditional telephony service. Such regulations could impose on us or our wholesale customers requirements such as licensing, universal service contributions and other subsidies and surcharges, and the requirement to file tariffs containing terms and conditions of service.

Our prepaid international calling card services are offered to international carrier customers, some of which provide these services to end-user customers, enabling them to call to their home countries over the iBasis network when traveling in the U.S. Although the calling cards are not marketed or intended for domestic interstate or intrastate use, we have not blocked the ability to place such calls or required our wholesale customers to show evidence of their compliance with United States and state regulations. As a result, there may be incidental domestic use of the cards. Domestic calling may employ transport and switching that is not connected to the Internet and, therefore, may not enjoy the lighter regulation to which our Internet-based services are subject. Because we are a wholesale carrier, we do not believe that we are subject to federal or state regulation for the possible uses of these services described here and, accordingly, we have not obtained state licenses, or filed state or federal tariffs, or undertaken other possible compliance steps. There can be no assurance that the FCC and state regulatory authorities will agree with our position. If they do not, we could become subject to regulation at the federal and state level for these services, and could become subject to licensing and bonding requirements, and federal and state fees and taxes, including universal service contributions and other subsidies.

The FCC also requires that all calling card service providers that enable users to place toll-free calls from payphones in the United States to compensate the payphone operator for each call placed from a payphone. Future change in FCC payphone compensation rules and/or the failure of a company that provides toll-free numbers to us to compensate payphone companies could affect our revenues.

Finally, Congress continues to consider and adopt legislation that regulates certain aspects of the Internet, including online content, user privacy, and taxation. In addition, Congress and other federal entities have considered other proposals that would further regulate use of the Internet. These proposals address a wide range of issues including Internet "spamming," database privacy, gambling, pornography and child protection, Internet fraud, privacy, and digital signatures. Similarly, various states have adopted or are considering Internet-related legislation. Increased regulation of the Internet may slow its growth, which may negatively impact the cost of doing business over the Internet and materially adversely impact our business, financial condition and results of operations.

INTERNATIONAL GOVERNMENT REGULATION OF THE INTERNET AND INTERNET TELEPHONY. We provide our Internet telephony services in various countries in Europe, Asia, Latin America, Africa and the Middle East. The regulatory treatment of Internet telephony and other iBasis services in these countries varies widely and is subject to constant change. Until recently, most countries either did not have regulations addressing Internet telephony or other VoIP services such as unified messaging and calling cards, classifying these services as unregulated enhanced services. As the Internet telephony market has grown and matured, increasing numbers of regulators have begun to reconsider whether to regulate Internet telephony and other VoIP services. Some countries currently impose little or no regulation on Internet telephony or VoIP services, as in the United States. Conversely, other countries that prohibit or limit competition for traditional voice telephony services generally do not permit Internet telephony or VoIP services or strictly limit the terms under which it may be provided. Still other countries regulate Internet telephony and VoIP services like traditional voice telephony services, requiring Internet telephony companies to make universal service contributions and pay other taxes, countries may also determine on a case-by-case basis whether to regulate Internet telephony and VoIP services as voice services, as enhanced services or as another service. The varying and constantly changing regulation of Internet telephony and VoIP in the countries in which we currently provide or may provide services may materially adversely affect our business financial condition and results of operations.

The European Union, for example, distinguishes between voice telephony, which may be regulated by the member states, and other enhanced services, which are fully liberalized. With regard to Internet telephony, the European Commission has made pronouncements that at present, Internet telephony should not be considered voice telephony and should not be regulated as such by their members. However, the Commission noted that providers of Internet telephony whose services satisfied the European Union's definition of voice telephony could be considered providers of voice telephony and could be regulated by the member states. Moreover, Commission pronouncements are not binding on the member states. Therefore, there can be no assurance that the services provided by us in the

European Union will not be deemed voice telephony and, accordingly, subject to heightened regulation by one or more European Union countries in the future.

We also provide our services in countries where the regulation of Internet telephony is more restrictive than in the United States and the European Union. Despite this, we have found service partners in various countries who can establish an Internet branch office, and in some countries where we have planned to deploy an Internet central office, we have been able to obtain regulatory approval to provide the full range of iBasis services. Changes in the regulatory regimes of countries where we do businesses currently, that may have the effect of limiting or prohibiting Internet telephony or other iBasis services, or that impose new or additional regulatory, universal service, tax or financial requirements on providers of such services, could result in our being unable to provide services to one or more countries in which we currently operate.

In addition, as we expand into additional foreign countries, such countries may assert that we are required to qualify to do business in the particular foreign country, that we are otherwise subject to regulation, or that we are prohibited from conducting our business in that country. Our failure to qualify as a foreign corporation in a jurisdiction in which we are required to do so, or to comply with foreign laws and regulations, would materially adversely affect our business, financial condition and results of operations, including by subjecting us to taxes and penalties and/or by precluding us from, or limiting us in, enforcing contracts in such jurisdictions. Likewise, our customers and partners may be or become subject to requirements to qualify to do business in a particular foreign country, otherwise to comply with regulations, or to cease from conducting business in that country. We cannot be certain that our customers and partners are currently in compliance with regulatory or other legal requirements in their respective countries, that they will be able to comply with existing or future requirements, and/or that they will continue in compliance with any requirements. The failure of our customers and partners to comply with these requirements could materially adversely affect our business, financial conditions and results of operations.

Other international regulations may affect our business. For example, the European Union imposes restrictions on the collection and use of personal data and grants European Union citizens broad rights to access and limit the use of their personal data. United States companies that collect or transmit information over the Internet from individuals in European Union Member States are subject to European Union legislation, which imposes restrictions that are more stringent than existing Internet privacy standards in the United States. The potential effect on us of development in this area is uncertain; however, a prohibition on the export of personal data by us could have a material adverse impact on our business, financial condition and results of operations.

Finally, the International Telecomunications Union, or the ITU, an international treaty organization that deals with telecommunications matters, has not taken any action in favor or against Internet telephony. In 2000, however, the ITU convened meetings and published reports on the Internet and Internet telephony issues, partly in response to concerns from some developing countries over Internet Telephony and tariffing of international Internet backbone traffic. The ITU will hold additional meetings and will issue additional reports on Internet telephony during 2001 that may encourage some countries to increase or reduce their regulation of Internet telephony. In particular, an ITU study group is examining how international Internet backbone providers compensate each other for traffic. These efforts, which may take several years to be completed and which are currently opposed by the United States and some European countries, may eventually result in changes in national or international regulations dealing with financial compensation for international Internet traffic which could affect certain of our costs.

INTELLECTUAL PROPERTY

We regard our copyrights, service marks, trademarks, trade dress, trade secrets and similar intellectual property as critical to our success and we rely on trademark and copyright law, trade secret protection and confidentiality and/or license agreements with our employees, customers, partners and others to protect our proprietary rights. In addition, following the acquisition of PriceInteractive, we will own rights to certain patents, patent applications and other intellectual property. We intend to rely on patent law and confidentiality and/or license agreements with our employees, customers, partners and others to protect our proprietary rights in such patents and patent applications. We pursue the registration of our trademarks and service marks in the United States and have applied for the registration of certain of our trademarks and service marks. We have been granted trademark registration for the mark Assured Quality Routing in the United States, and have pending registration applications for the service marks iBasis, VoCore, IBOxpress and 800xtend. In addition, following the acquisition of PriceInteractive, we will own rights to a number of registered trademarks and pending trademark registration applications as well as rights to certain patents, patent applications and other intellectual protection.

EMPLOYEES

As of December 31, 2000, we had 335 full-time employees, with approximately 117 in sales and marketing, 142 in engineering and operations and 76 in general and administrative. As of December 31, 2000, we engaged approximately 80 independent contractors and we employ a limited number of temporary employees. Our employees are not represented by a labor union and we consider our labor relations to be good.

As of December 31, 2000, PriceInteractive had 138 full-time employees, with approximately 18 in sales and marketing, 37 in engineering and operations, 68 in professional services, and 19 in general and administrative. As of December 31, 2000, PriceInteractive engaged approximately 6 independent contractors and employed a limited number of temporary employees. PriceInteractive's employees are not represented by a labor union.

ITEM 2.  PROPERTIES

We currently lease the following facilities:

ADDRESS                               SQUARE FOOTAGE   EXPIRATION OF LEASE         FACILITY USE
-------                               --------------   -------------------   ------------------------
20 Second Avenue Burlington, MA.....      27,235       March 2005            headquarters, executive
                                                                             office space, including
                                                                             sales and marketing,
                                                                             engineering and a global
                                                                             network operations
                                                                             center

10 Second Avenue Burlington, MA.....      23,269       March 2005            research and
                                                                             development, operations
                                                                             and finance and
                                                                             administration

31 Third Avenue Burlington, MA......       9,230       May 2003              executive office space,
                                                                             including operations and
                                                                             administration

Los Angeles, CA.....................       3,156       April 2009            house telecommunications
                                                                             equipment

New York, NY........................       4,372       July 2008             house telecommunications
                                                                             equipment

New York, NY........................       7,280       October 2010          house telecommunications
                                                                             equipment

Miami, FL...........................      10,500       February 2010         house telecommunications
                                                                             equipment

Cambridge, MA.......................       9,440       March 2003            house telecommunications
                                                                             equipment

Hong Kong, CHINA....................       6,000       October 31, 2003      executive office space
                                                                             and to house a global
                                                                             network operations
                                                                             center

We have obtained collocation space in special facilities around the world that are dedicated to housing equipment of multiple competitive telephony carriers. We lease these smaller spaces to house Internet routing and related equipment in Amsterdam, Chicago, Frankfurt, Honolulu, Hong Kong, Lima, London, Madrid, Paris, Philadelphia, San Francisco, Seattle, Singapore, Stockholm, Sydney, Tokyo, Toronto and temporary office space in London.

PriceInteractive leases 42,000 square feet in Reston, Virginia, twenty miles from Washington, D.C. and ten miles from Dulles International airport, where its primary business offices and the main service platform are located. In addition, PriceInteractive leases space in St. Louis, Missouri, providing platform back-up to its Reston facility. In the third quarter of 2000, PriceInteractive occupied an Equinix outsource data center facility located in nearby Ashburn, Virginia, to host the planned expansion of the SpeechPort platform.

We believe that our existing facilities are adequate for our current needs and that suitable additional or alternative space will be available in the future on commercially reasonable terms.

ITEM 3.  LEGAL PROCEEDINGS

We are not currently a party to any material legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

MARKET INFORMATION

Our common stock began trading publicly on the Nasdaq National Market on November 10, 1999 and is traded under the symbol "IBAS." The following table shows the range of the high and low per share prices of our common stock, as reported by the Nasdaq National Market for the period indicated.

                                                                HIGH       LOW
                                                              --------   --------
  FISCAL 2000:
    First Quarter...........................................   $94.25     $28.00
    Second Quarter..........................................   $51.63     $13.00
    Third Quarter...........................................   $42.63     $14.13
    Fourth Quarter..........................................   $15.88     $ 4.00

On February 20, 2001, the closing price of the common stock on the Nasdaq National Market was $5.03 per share, the high and low sales prices were approximately $5.75 and $4.88.

HOLDERS

As of February 20, 2001 there were 360 stockholders of record. This does not reflect persons or entities who hold their stock in nominee or "street" name through various brokerage firms. Based on our solicitation of proxies in January 2001, we estimate that there are approximately 15,000 holders of iBasis stock.

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

                                                                                           PERIOD FROM INCEPTION
                                                                                             (AUGUST 2, 1996)
                                                        YEAR ENDED DECEMBER 31,               TO DECEMBER 31,
                                               -----------------------------------------   ---------------------
                                                 2000       1999       1998       1997             1996
                                               --------   --------   --------   --------   ---------------------
                                                             (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENTS OF OPERATIONS DATA:
Net revenue..................................  $ 61,218   $ 19,417   $ 1,978     $  127           $   --
Operating expenses:
Data communications and telecommunications...    60,594     21,007     2,730        187               --
Research and development.....................    15,168      6,183     1,674        317               76
Selling and marketing........................    19,352      5,568     1,160         97               --
General and administrative...................    19,657      5,309     1,365        454               --
Depreciation and amortization................    15,718      2,997       364         19               --
Loss (gain) on disposal of property and
  equipment..................................        --        (15)      531         --               --
                                               --------   --------   -------     ------           ------
  Total operating expenses...................   130,489     41,049     7,824      1,074               76
                                               --------   --------   -------     ------           ------
  Loss from operations.......................   (69,271)   (21,632)   (5,846)      (947)             (76)
Interest income..............................    19,824      1,329       179         17               --
Interest expense.............................   (12,844)      (836)      (53)        (4)              --
Other income (expense), net..................        --          3        (7)         8               --
Minority interest in loss of joint venture...        --         49        --         --               --
                                               --------   --------   -------     ------           ------
  Net loss...................................   (62,291)   (21,087)   (5,727)      (926)             (76)
Accretion of dividends on redeemable
  convertible preferred stock................        --     (1,020)     (219)        --               --
                                               --------   --------   -------     ------           ------
  Net loss applicable to common
    stockholders.............................  $(62,291)  $(22,107)  $(5,946)    $ (926)          $  (76)
                                               ========   ========   =======     ======           ======
Pro forma net loss applicable to common
  stockholders...............................             $(21,087)  $(5,727)
                                                          ========   =======
Basic and diluted net loss per share
  applicable to common stockholders..........  $  (1.85)  $  (2.29)  $ (0.99)    $(0.15)          $(0.01)
                                               ========   ========   =======     ======
Basic and diluted weighted average common
  shares outstanding (1).....................    33,612      9,655     6,023      6,006            6,000
Pro forma basic and diluted net loss per
  share (1)(2)...............................             $  (0.89)  $ (0.44)
                                                          ========   =======     ======
Pro forma basic and diluted weighted average
  common shares outstanding (1)(2)...........               23,678    13,068

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
                                                                (IN THOUSANDS)
CONSOLIDATED BALANCE SHEET DATA:
Cash, cash equivalents and marketable securities............  $300,327   $123,666
Working capital.............................................   258,513    115,154
Total assets................................................   447,818    153,473
Long term debt, net of current portion......................   190,880     11,689
Total stockholders' (deficit) equity........................   206,896    126,904

--------------------------

(1) Computed on the basis described in Note 1(d) of the notes to our consolidated financial statements appearing elsewhere in this annual report.

(2) Adjusted to give effect to the conversion of all shares of preferred stock, Class A and Class B common stock from the date of original issuance. Does not include the shares of common stock issued upon the conversion of notes issued by the Company in March 2000.

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

OVERVIEW

We are a provider of international voice and fax call completion services, and other value-added services using the Internet. We were incorporated in August 1996 and commenced commercial operations in May 1997. We first recorded revenue from the sale of equipment in May 1997, and first recorded revenue from the sale of voice and fax services over our network in January 1998. In
July 1999, we changed our name from "VIP Calling, Inc." to "iBasis, Inc." In November 1999, we completed our initial public offering and issued 7,820,000 shares of common stock, which resulted in total net proceeds to us of approximately $114.7 million. In March 2000, the Company completed its secondary offering and issued 2,026,637 shares of common stock. The offering resulted in net proceeds of $140.3 million. The Company also sold $150.0 million of convertible subordinated notes due in 2005, for net proceeds of approximately $144.8 million.

2000 was a year of tremendous growth for iBasis as we continued to execute strongly in our core international voice over IP business, producing significant growth in revenue, minutes and overseas lines.

2000 Performance Highlights:

    - For the full year 2000, revenue totaled $61.22 million, more than triple the company's full year 1999 revenue of $19.42 million.

    - In the fourth quarter, as we began to benefit from economies of scale and improving network utilization, we produced nearly $1 million in positive gross margin, creating net positive gross margin for the full year. We believe that the company is now in a position to achieve sustainable positive gross margin for the foreseeable future.

    - For the full year, minutes totaled 600.4 million compared to
      156.5 million minutes of use in 1999, a 284% increase.

    - In 2000, we also saw an increasing percentage of traffic coming to us from the world's largest carriers, known in the industry as Tier 1 carriers. In the fourth quarter 2000, Tier 1 traffic accounted for more than 30% of all the voice traffic carried on The iBasis Network, compared with less than 20% at the end of 1999.

    - The iBasis Network footprint significantly expanded during the fourth quarter and the full year. The company's total overseas lines were 11,500 at the end of the fourth quarter of 2000, up from 3,220 at the end of the 1999, a 257% year-over-year increase.

    - The total number of Points of Presence (PoP's) in the iBasis Network increased from 91 at the end of 1999 to 426 at the end of 2000, an increase of more than 368%.

    - The company continued to increase the percentage of overseas-originated traffic it carries, which improves network utilization and generally produces higher margins than US-originated traffic. By the end of 2000, overseas-originated calls accounted for 11.7% of iBasis traffic and more than 17% of total revenue, up from 8.3% and 10% respectively, at the end of 1999.

    - The company achieved significant market share on many of its routes, ending the year carrying traffic equivalent to between 10%-35% of all U.S.-outbound voice and fax traffic to fourteen of the countries served by its global network.

    - The company expanded its network's geographic reach during 2000, more than doubling the number of countries served by its global network, ending the year with more than 45 "on-net" countries, up from 20 "on-net" countries at the end of 1999.

    - The company doubled its customer base during the year, ending the year with more than 100 carrier customers, up from approximately 50 at the end of 1999. Announced customers included four of China's five largest carriers, one of which, China Mobile, is the world's largest wireless carrier; Concert Global Clearinghouse, the AT&T/British Telecom global joint venture; NTT-ME, part of Japan's national carrier; Telstra, Australia's national carrier; The Communications Authority of Thailand; Protel, the first Mexican carrier licensed to provide international VoIP services; Israeli carrier Barak; Russian carrier Sovintel; and European carriers Storm Telecommunications and IPirion.

    - The company deployed iTrac (Interactive Traffic Analysis Center), a Web-based service that provides customers with interactive analysis tools and critical data about their iBasis Network activity, including the total minutes of voice and fax traffic, total number of calls, call completion ratios and average call duration. iTrac data is organized for analysis by country of origin and termination. By analyzing their global VoIP traffic with iTrac, iBasis customers can streamline their network planning processes and optimize their utilization of the iBasis Network.

    - During the fourth quarter of 2000, the company announced initiatives intended to leverage its VoIP infrastructure to deliver global access to speech-enabled business services. These included a joint marketing and development effort with SpeechWorks International (Nasdaq: SPWX), a leader in the telephony-based speech technology industry, to provide global access to speech-enabled Internet services and content for wireline and wireless carriers, enterprises, Voice Application Service Providers (Voice
      ASPs) and voice portals.

    - In December 2000, iBasis announced that it signed a definitive agreement to acquire privately-held PriceInteractive, a leading Speech Application Service Provider (ASP) whose products and services give enterprises and service providers the ability to speech-enable business-critical, customer-facing solutions, such as e-commerce, call-center, employee self-service, product and sales information, customer care and other interactive applications. PriceInteractive's customers include AT&T, ExxonMobil, Gannett, H&R Block, Home Shopping Network, Morgan Stanley, Sabre Group, WorldCom, Sprint, Verizon, and Western Union. Connecting these services to the iBasis Network, with its global reach and reduced network costs, will increase the value and scope of the solutions PriceInteractive provides to its large enterprise and carrier customers. By leveraging the iBasis Network and its global footprint with these hosted speech-enabled services, iBasis also expects to accelerate its revenue generation from enhanced services. The acquisition of PriceInteractive is an important step in iBasis' strategy to enhance the capabilities of its global VoIP infrastructure with new, speech-enabled solutions that connect mobile and fixed phone users to Web-based applications and services.

    - On January 31, 2001, we announced a relationship with Openwave to become a global ASP (Application Service Provider) partner offering enhanced communications services to wireless carriers and other service providers. These new iBasis VoCore services will be based on Openwave's unified messaging offering and will provide a comprehensive package of hosted communications services, including email, voicemail, faxmail, mobile phone synchronization, and personal contact management.

                             RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

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

Our net revenue increased by $41.8 million to $61.2 million in the year ended December 31, 2000 from $19.4 million in the year ended December 31, 1999. This increase was primarily driven by an increase in revenue from voice and fax call completion services to $59.4 million in 2000 from $19.0 million in 1999. The increase in voice and fax call completion services net revenue resulted from an increase in the amount of traffic carried over our network to 600.4 million minutes in 2000 from 156.5 million minutes in 1999. Net revenue from the sale of equipment increased to $1.8 million in 2000 from $435,000 in 1999.

DATA COMMUNICATIONS AND TELECOMMUNICATIONS EXPENSES. Data communications and telecommunications expenses are comprised primarily of termination fees, purchased minutes, equipment expense and other expenses associated with data communications and telecommunications. Termination fees are paid to local service providers to terminate calls received from our network. This traffic is measured in minutes, and the per minute rates charged for terminating calls are negotiated with the local service provider and included in our contract with our local service provider. Should competition cause a decrease in our prices and, as a result our profit margins, our contracts with our providers provide us with the right to renegotiate the per minute termination fees. Purchased minutes are fees we pay to other telecommunications carriers for completing calls over the public circuit-switched network to destinations outside of our network, and as a back-up to our network when our proprietary Assured Quality Routing software indicates that either these carriers are needed to maintain the quality of our services or our capacity to a particular destination has been exceeded. The amount of these fees depends on the volume of voice and fax traffic carried over the public circuit-switched network, which is also measured in minutes of traffic. Presently, less than 10% of our traffic is completed using the public switched telephone network as a backup to the iBasis Network. The per minute rate charge for purchased minutes is negotiated with public circuit-switched network carriers for each destination served. The primary direct expenses that we incur in selling our equipment are those incurred to purchase the component parts of our equipment from a variety of vendors. The equipment expenses vary based on the number of units contracted, assembled and sold in a particular period, and will increase as equipment sales increase. Other data communication and telecommunications expenses include charges for Internet access at our Internet offices, fees for the fiber optic connections between our Internet offices and our customers and/or suppliers, facilities charges for overseas Internet access and phone lines to the primary telecommunications carriers in particular countries, and charges for the limited number of dedicated international private line circuits we use.

Data communications and telecommunications expenses increased by $39.6 million to $60.6 million in 2000 from $21.0 million in 1999. The increase in data communications and telecommunications expense was driven by the increase in traffic described above, as termination fees increased to $34.6 million in 2000 from $8.5 million in 1999, and purchased minutes increased to $15.0 million in 2000 from $7.7 million in 1999. Equipment expenses directly related to equipment sales increased to $1.5 million in 2000 from $431,000 in 1999. Other data communications and telecommunications expenses, including Internet access, public circuit-switched network access, and international private line charges, increased to $9.5 million in 2000 from $4.4 million in 1999. As a percentage of total revenue, data communications and telecommunications expenses decreased to 99% in 2000 from 108% in 1999. We expect data communications and telecommunication expenses to decrease as a percentage of sales as we increase utilization and efficiency of our network and achieve economies of scale.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses include the expenses associated with developing, operating, supporting and expanding our international and domestic network, expenses for improving and operating our global network operations center, salaries, and payroll taxes and benefits paid for employees directly involved in the development and operation of our global network operations center and the rest of our network. Also included in this category are research and development expenses that consist primarily of expenses incurred in enhancing, developing, updating and supporting our network and our proprietary software applications.

Research and development expenses increased by $9.0 million to $15.2 million in 2000 from $6.2 million in 1999. This increase in research and development expenses is due principally to the increase in personnel within the group to 142 at the end of 2000 from 62 at the end of 1999. As a percentage of total revenue, research and development expenses decreased to 25% in 2000 from 32% in 1999. We expect that research and development expense will continue to decrease as a percentage of sales.

SELLING AND MARKETING EXPENSES. Selling and marketing expenses include expenses relating to the salaries, payroll taxes, benefits and commissions that we pay for sales personnel and the expenses associated with the development and implementation of our promotion and marketing campaigns, including expenses relating to our outside public relations firm and industry analysts. Selling and marketing expenses increased by $13.8 million to $19.4 million in 2000 from $5.6 million in 1999. This increase is primarily attributed to an increase in the number of personnel in the selling and marketing departments which increased to 117 at the end of 2000 compared to 47 at the end of 1999. As a percentage of total revenue, selling and marketing expenses increased to 32% in 2000 from 29% in 1999. We anticipate that selling and marketing expenses will increase in the future as we expand our domestic and international sales force, hire additional marketing personnel and increase expenditures for selling, promotional and marketing activities.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses include salary, payroll tax and benefit expenses and related costs for general corporate functions, including executive management, finance and administration, legal and regulatory, facilities, information technology and human resources. General and administrative expenses increased by $14.4 million to $19.7 million in 2000 from $5.3 million in 1999. General and administrative expenses increased primarily due to: an increase in the number of employees in these functions to 76 people at the end of 2000 from 38 people at the end of 1999, an increase in consulting and professional fees for information technology initiatives, increased use of outsourced billing services and growth in our allowance for doubtful accounts. As a percentage of total revenue, general and administrative expenses increased to 32% in 2000 from 27% in 1999. We expect general and administrative expenses to decrease as a percentage of sales as we leverage our current employee base through automation and other efficiency improvement projects.

DEPRECIATION AND AMORTIZATION EXPENSES. Depreciation and amortization expenses increased by $12.7 million to $15.7 million in 2000 from $3.0 million in 1999. This increase resulted from additional purchases of capital equipment and software that were needed to support our expanding network. As a percentage of total revenue, depreciation and amortization expense increased to 26% in 2000 from 15% in 1999. We expect depreciation and amortization expenses to decrease as a percentage of sales as we ramp revenues and utilization of the iBasis network.

INTEREST INCOME AND INTEREST EXPENSE. Interest expense is primarily comprised of interest paid on the convertible subordinated notes and various capital lease agreements established to finance a substantial majority of the hardware and software components of our network. Interest income is primarily composed of income earned on our cash and cash equivalents. Interest income increased by $18.5 million to $19.8 million in 2000 from $1.3 million in 1999. This increase was primarily attributable to increased interest earnings on our cash and cash equivalents and marketable securities, which increased by $177.1 million from $123.7 million at December 31, 1999 to $300.8 million at December 31, 2000 as a result of our secondary offering of common stock completed in March 2000 and the sale of convertible subordinated notes also completed in March 2000. Interest expense increased to $12.8 million in 2000 from $836,000 in 1999. This increase was attributable to interest paid on convertible subordinated notes as well as interest paid on capital equipment financing.

YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

NET REVENUE. Our net revenue increased by $17.4 million to $19.4 million in the year ended December 31, 1999 from $2.0 million in the year ended December 31, 1998. This increase was primarily driven by an increase in revenue from voice and fax call completion services to $19.0 million in 1999 from $1.7 million in 1998. The increase in voice and fax call completion services net revenue resulted from an increase in the amount of traffic carried over our network to
156.5 million minutes in 1999 from 12.1 million minutes in 1998. Net revenue from the sale of equipment increased to $435,000 in 1999 from $273,000 in 1998.

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

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses increased by $4.5 million to $6.2 million in 1999 from $1.7 million in 1998. This increase in research and development expenses is due principally to the increase in personnel within the group to 62 at the end of 1999 from 20 at the end of 1998. As a percentage of total revenue, research and development expenses decreased to 32% in 1999 from 85% in 1998.

SELLING AND MARKETING EXPENSES. Selling and marketing expenses increased by $4.4 million to $5.6 million in 1999 from $1.2 million in 1998. This increase is attributable to an increase in the number of personnel employed in selling and marketing to 47 at the end of 1999 from eight at the end of 1998, and increased marketing expenses, particularly in connection with a public relations campaign we initiated in October 1998. As a percentage of total revenue, selling and marketing expenses decreased to 29% in 1999 from 59% in 1998.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased by $3.9 million to $5.3 million in 1999 from $1.4 million in 1998. General and administrative expenses increased primarily due to an increase in the number of employees to 38 at the end of 1999 from six at the end of 1998, an increase in consulting and professional fees, and an increase in our allowance for doubtful accounts. As a percentage of total revenue, general and administrative expenses decreased to 27% in 1999 from 69% in 1998.

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

INTEREST INCOME AND INTEREST EXPENSE. Interest expense is primarily comprised of interest paid on the various capital lease agreements established to finance a substantial majority of the hardware and software components of our network. Interest income is primarily composed of income earned on our cash and cash equivalents. Interest income increased by $1.1 million to $1.3 million in 1999 from $179,000 in 1998. This increase was primarily attributable to increased interest earnings on our cash and cash equivalents, which increased by $116.3 million from $7.4 million as a result of our initial public offering, which was completed in November 1999. Interest expense increased by $783,000 to $836,000 in 1999 from $53,000 in 1998. This increase was attributable to interest paid on capital equipment financing.

LIQUIDITY AND CAPITAL RESOURCES

Our principal capital and liquidity needs historically have related to the development of our network infrastructure, our sales and marketing activities, research and development expenses, and general capital needs. Our capital needs have been met, in large part, from the net proceeds from our initial and secondary public offerings of common stock, the sale of convertible subordinated notes and the sale of our Class B common stock and preferred stock. As we placed greater emphasis on expanding our network infrastructure, we have also sought to meet our capital needs through vendor capital leases and other equipment financings. We have also established a line of credit with a bank.

Net cash provided by financing activities was $276.3 million for the year ended December 31, 2000, $139.0 million for the year ended December 31, 1999, and $11.6 million for the year ended December 31, 1998. These amounts are primarily attributable to the net proceeds from our initial public offering, our secondary public offering, the issuance of convertible notes and the issuance of Class B common stock and preferred stock. The proceeds from the offerings were partially offset by payments on capital lease obligations.

Net cash used in operating activities was $48.2 million for the year ended December 31, 2000, $16.7 million for the year ended December 31, 1999, and $2.1 million for the year ended December 31, 1998. Cash used in operating activities for all periods resulted from net losses and increases in accounts receivable, which were partially offset by increases in accounts payable, accrued liabilities and depreciation and amortization.

Net cash used in investing activities was $143.5 million for the year ended December 31, 2000, $6.0 million for the year ended December 31, 1999, and $3.8 million for the year ended December 31, 1998. Cash used in investing activities was primarily related to purchases of equipment, purchases of marketable and non-marketable securities.

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

SECONDARY PUBLIC OFFERING. In March 2000, we completed our secondary public offering in which we sold 2,026,637 shares of common stock, which resulted in total net proceeds to us of $140.3 million. Concurrently, we offered
$150 million in 5 3/4% convertible subordinated notes due 2005 which resulted in total net proceeds to us of $144.8 million. The notes are convertible at any time prior to maturity into common stock at a conversion price of $86.14 per share, subject to adjustment upon certain events.

EQUIPMENT LEASING AND FINANCING. We lease equipment from various vendors under master agreements and multiple lease sub-agreements. Each of the multiple equipment leases specifies its own term, rate and payment schedule, depending upon the value and amount of equipment leased. As of December 31, 2000, we had an additional $42 million available for borrowing under a $90 million master agreement with Cisco Systems Capital Corporation.

REVOLVING LINE OF CREDIT. On June 18, 1999, the Company entered into a loan and security agreement (the Agreement) with a bank which provides for a revolving line of credit (the Revolver) and an equipment line of credit (the Equipment
Line).

The Revolver, which allowed the Company to borrow up to $1,500,000, was renewed for one year in June 2000 with a maximum borrowing amount of $2,500,000. Borrowings under the Revolver, collateralized by substantially all assets of the Company, are payable at maturity and bear interest at the bank's prime rate (8.5% at December 31, 2000) plus 1% per annum. The Agreement requires the Company to maintain certain financial covenants including a minimum quick ratio, tangible net worth and liquidity, as defined. The Agreement also prohibits the payment of dividends. At December 31, 2000, there were no borrowings under the Revolver. However, the Company had posted $678,000 of letters of credit against the Revolver.

The Company borrowed $505,634 under the Equipment Line during 1999 for purposes of equipment purchases. Borrowings under the Equipment Line bear interest at the bank's prime rate (8.5% at December 31, 2000) plus 1.5% and are payable in 36 equal monthly installments of principal and interest through August 2002. At December 31, 2000, there was no availability under the Equipment Line. The amounts under this facility have been included in long term debt in the accompanying consolidated balance sheet as of December 31, 2000 and 1999.

                                  RISK FACTORS

ANY INVESTMENT IN OUR SHARES OF COMMON STOCK INVOLVES A HIGH DEGREE OF RISK. YOU SHOULD CAREFULLY CONSIDER THE RISKS DESCRIBED BELOW, WHICH WE BELIEVE ARE ALL THE MATERIAL RISKS TO OUR BUSINESS, INCLUDING THE BUSINESS OF
PRICEINTERACTIVE, INC. OF RESTON, VIRGINIA, WITH WHOM WE ENTERED INTO A MERGER AGREEMENT ON DECEMBER 12, 2000, TOGETHER WITH THE INFORMATION CONTAINED ELSEWHERE IN THIS REPORT, BEFORE YOU MAKE A DECISION TO INVEST IN OUR COMPANY.

                        RISKS RELATED TO OUR OPERATIONS

WE HAVE A LIMITED OPERATING HISTORY UPON WHICH TO BASE YOUR INVESTMENT DECISION, AND YOU MAY INACCURATELY ASSESS OUR PROSPECTS FOR SUCCESS.

We were incorporated in August 1996 and first began to offer commercial services in May 1997. Due to our limited operating history, it is difficult for us to predict future results of operations both for our core business and our enhanced service offerings. Moreover, we cannot be sure that we have accurately identified all of the risks to our business, especially because we use new, and in many cases, unproven technologies and provide new services, the technical implementation of which on a commercial scale, and widespread commercial acceptance of, is yet unproven. As a result, our past results and rates of growth may not be meaningful indicators of our future results of operations. Also, your assessment of the prospects for our success may prove inaccurate.

WE HAVE A HISTORY OF OPERATING LOSSES AND MAY NEVER BECOME PROFITABLE.

During 2000, we incurred a net loss of $62.3 million. As of December 31, 2000 we had an accumulated deficit of $90.1 million. We expect to continue to incur operating losses and negative cash flows as we incur significant operating expenses and make capital investments in our business. Our future profitability will depend on our being able to deliver calls over our network at a cost to us that is less than what we are able to charge for our calls, and utilize our network to deliver new, enhanced services on a profitable basis.

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

Our ability to deliver new capabilities like unified communications and our Global Spoken Web also depends on a variety of factors. Unified Communications, for which we use the brand name VoCore, allows our customers to offer end users voicemail, email, and faxes accessible from a variety of devices, including telephones and personal computers. The Global Spoken Web initiative is intended to bring together a network of speech sites, making Web content and other applications such as customer relationship management accessible through speech recognition technology over the telephone.

We have not yet recognized revenues from VoCore or our Global Spoken Web initiative and PriceInteractive's SpeechPort service, described in "Business--Company Overview," offering to be acquired in the merger has achieved only relatively small amounts of revenue to date. It may take longer than we expect to gain acceptance in the market for these services. In addition, we may be unable to make effective use of the technology we employ, scale the service for wide use, or leverage our network infrastructure adequately to take advantage of possible economies of scale.

We may not ever generate sufficient revenues, or reduce costs to the extent necessary, to permit us to achieve profitability. Even if we do become profitable, we may not sustain or increase profitability on a quarterly or annual basis in the future.

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

    - our ability to generate revenues from the delivery of new value-added capabilities like VoCore and our Global Spoken Web initiative and PriceInteractive's SpeechPort offering that are appealing to the market;

    - pricing pressure in the international long distance market;

    - the percentage of traffic that we are able to carry over the Internet, or over our dedicated international private circuit lines, rather than over the more costly traditional public-switched telephone network;

    - loss of arbitrage opportunities resulting from declines in international settlement rates or tariffs;

    - our ability to negotiate lower termination fees charged by our local providers if our pricing deteriorates;

    - our continuing ability to negotiate competitive costs to interconnect our network with those of other carriers;

    - capital expenditures required to expand or upgrade our network;

    - changes in call volume among the countries to which we complete calls;

    - the portion of our total traffic that we carry over more attractive routes could fall, independent of route-specific price, cost or volume changes;

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

If the market for Internet telephony and other new services does not develop as we expect, or develops more slowly than expected, our business, financial condition and results of operations will be materially and adversely affected.

Our customers may be reluctant to use our Internet telephony services for a number of reasons, including:

    - perceptions that the quality of voice transmitted over the Internet is low;

    - perceptions that Internet telephony is unreliable;

    - our inability to deliver traffic over the Internet with significant cost advantages; and

    - development of their own capacity on routes served by us.

Our potential customers for our new services, including the service offerings acquired from PriceInteractive, may be reluctant to use these services as a result of perceptions that our enhanced services are unnecessary, too expensive, ineffective, or not appealing to their end-user customers or client base.

The growth of our core business depends on carriers and other communications service providers generating an increased volume of international voice and fax traffic and selecting our network to carry at least some of this traffic. If the volume of international voice and fax traffic fails to increase, or decreases, and these third-parties do not employ our network, our ability to become profitable will be materially and adversely affected.

In addition, we cannot assure investors that communications service providers and their end-user customers and others will be receptive to, and subscribe to, unified communications services, or any other enhanced services that we elect to deploy on our network. Any perceived problems with the reliability or functionality of any new services that we offer could discourage communications service providers or others from offering these services to their customers. In addition, the development of new capabilities, such as VoCore and Global Spoken Web, may require substantial additional capital expenditures to be made well in advance of generating any revenue from such services or demonstrating any market acceptance of such services. If carriers, communications service providers do not employ our network to offer any new services to their customers, or if their customers do not subscribe for the services when offered, our results of operations will be materially adversely affected.

We cannot assure you that end-users will continue to purchase services from our customers or that our customers will maintain a demand for our services.

WE MAY NOT BE ABLE TO SUCCESSFULLY INTEGRATE PRICEINTERACTIVE AND ACHIEVE THE BENEFITS EXPECTED TO RESULT FROM THE MERGER.

On December 12, 2000, we entered into a merger agreement with PriceInteractive, Inc. pursuant to which PriceInteractive, Inc. will be merged with and into a wholly-owned subsidiary of iBasis. We entered into the merger agreement with the expectation that the merger will result in mutual benefits including, among other things, benefits relating to expanded and complementary product offerings, enhanced revenues, increased market opportunity, new technology and the addition of engineering personnel. Achieving the benefits of the merger will depend in part on the integration of our technology, operations and personnel in a timely and efficient manner so as to minimize the risk that the merger will result in the loss of market opportunity or key employees or the diversion of the attention of management. Among the challenges involved in this integration are demonstrating to our customers that the merger will not result in adverse changes in service standards or business focus and persuading our personnel that our business cultures are compatible.

In addition, PriceInteractive's principal offices are located in Reston, Virginia, and our principal offices are located in Burlington, Massachusetts. We intend to keep most of the operations of PriceInteractive in Reston. We must successfully integrate PriceInteractive's operations and personnel with our operations and personnel for the merger to be successful. We cannot assure you that we will successfully integrate or profitably manage PriceInteractive's businesses. In addition, we cannot assure you that, following the transaction, our businesses will achieve revenues specific net income or loss levels, efficiencies or synergies that justify the merger or that the merger will result in increased earnings for the combined company in any future period. Further, the combined company may experience slower rates of growth as compared to historical rates of growth of them independently.

IF WE DO NOT INTEGRATE PRICEINTERACTIVE'S TECHNOLOGIES AND OPERATIONS QUICKLY AND EFFECTIVELY, SOME OR ALL OF THE POTENTIAL BENEFITS OF THE MERGER MAY NOT OCCUR.

We must make PriceInteractive's technology, products and services operate together with our technologies, products and services. If we do not integrate their operations and technologies quickly and smoothly, serious harm to the combined company's business, financial condition and prospects may result. Integrating the two businesses will entail significant diversion of management's time and attention. We may be required to spend additional time or money on integration that would otherwise be spent on developing their business and services or other matters. In addition, the integration may require the partial or wholesale conversion or redesign of some or all of the technologies, products and services of either iBasis or PriceInteractive.

THE LOSS OF KEY PRICEINTERACTIVE PERSONNEL COULD MAKE IT DIFFICULT TO COMPLETE EXISTING PROJECTS AND UNDERTAKE NEW PROJECTS.

The success of the combined company will depend on its ability to identify, hire and retain employees, and a significant component of the value of the merger is in the know-how and experience of PriceInteractive employees that we expect to employ. If key PriceInteractive employees were to leave after the merger, we may be unable to complete existing PriceInteractive projects or to undertake new projects, each of which could materially impair our future earnings and results of operations. We do not have employment agreements that provide for a fixed term of employment with most of the key employees of PriceInteractive.

WE EXPECT TO INCUR SUBSTANTIAL TRANSACTION, CONSOLIDATION AND INTEGRATION COSTS RELATED TO THE MERGER.

Whether or not the merger with PriceInteractive is consummated, we will have incurred substantial expenses. We estimate that, if the merger is consummated, the combined company will incur transaction costs of approximately $3.2 million including investment banking, legal, accounting and printing fees. We expect that we will also incur significant consolidation and integration expenses that we cannot accurately estimate at this time. We expect that the combined company will charge the majority of these consolidation and integration costs and expenses to operations in fiscal 2001. The amount of the transaction costs is a preliminary estimate and is subject to change. Actual transaction costs may substantially exceed our estimates and, when combined with the expenses incurred in connection with the consolidation and integration of our companies, could have an adverse effect on the business, financial condition and operating results of the combined company.

THE ACCOUNTING TREATMENT OF THE MERGER WILL RESULT IN SIGNIFICANT CHARGES TO OUR OPERATIONS.

We intend to account for the merger with PriceInteractive as a purchase for financial reporting and accounting purposes, under United States generally accepted accounting principles, with us acquiring PriceInteractive. After completion of the merger, the results of operations of PriceInteractive will be included in the consolidated financial statements of iBasis from the date of the merger. The purchase price will be allocated to PriceInteractive's assets and liabilities based on the fair values of the assets acquired and the liabilities assumed. Any excess of cost over the fair value of the net tangible assets of PriceInteractive and identifiable intangible assets acquired will be classified as goodwill and other intangible assets, including in-process research and development. Goodwill and other intangibles will be amortized by charges to operations over their estimated useful lives of three to four years and in-process research and development will be charged to operations at the time of closing in accordance with United States generally accepted accounting principles. We will also record stock-based compensation relating to the issuance of options to PriceInteractive employees. The amount of charges for stock-based compensation, in-process research and development and amortization of goodwill and other intangibles will be significant and will therefore have a material negative impact on the combined company's future operating results which could cause our stock price to decline.

WE MAY FACE QUALITY AND CAPACITY PROBLEMS OVER OUR NETWORK UPON FAILURES BY THIRD PARTIES.

VENDORS. We rely upon third-party vendors to provide us with the equipment and software that we use to transfer and translate calls from traditional voice networks to the Internet, and vice versa. For example, we purchase substantially all of our Internet telephony equipment from Cisco Systems. PriceInteractive relies upon third-party venders to provide its business with speech recognition technology. We cannot assure you that we will be able to continue purchasing such equipment and software from our vendors, and, following the merger, PriceInteractive's vendors, on acceptable terms, if at all. If we become unable to purchase from such vendors the software and equipment needed to maintain and expand our network as currently configured and to provide services currently provided by PriceInteractive, we may not be able to maintain or expand our network to accommodate growth or provide the services currently provided by PriceInteractive and we may consequently be unable to increase revenues sufficiently to become profitable. See also "Strategic Relationships," below.

PARTIES THAT MAINTAIN PHONE AND DATA LINES. Our business model depends on the availability of the Internet and traditional telephone networks to transmit voice and fax calls, and to provide other enhanced services. Third parties maintain and, in many cases, own these networks and other components that comprise the Internet. Some of these third parties are national telephone companies. They may increase their charges for using these lines at any time and decrease our profitability. They may also fail to maintain their lines properly and disrupt our ability to provide service to our customers. Any failure by these third parties to maintain these lines and networks that leads to a material disruption of our ability to complete calls or provide other services could discourage our customers from using our network or enhanced services, which could have the effect of delaying or preventing our ability to become profitable.

LOCAL COMMUNICATIONS SERVICE PROVIDERS. We maintain relationships with local communications service providers in many countries, some of whom own the equipment that translates voice to data in that country. We rely upon these third parties both to provide lines over which we complete calls and to increase their capacity when necessary as the volume of our traffic increases. There is a risk that these third parties may be slow, or fail, to provide lines, which would affect our ability to complete calls to those destinations. We cannot assure you that we will be able to continue our relationships with these local service providers on acceptable terms, if at all. Because we rely upon entering into relationships with local service providers to expand into additional countries, we cannot assure you that we will be able to increase the number of countries to which we provide service. We also may not be able to enter into relationships with enough overseas local service providers to handle increases in the volume of calls that we receive from our customers. Finally, any technical difficulties that these providers suffer would affect our ability to transmit calls to the countries that those providers help serve.

STRATEGIC RELATIONSHIPS. We depend in part on our strategic relationships to expand our distribution channels and develop and market our services. In particular, we depend in large part on our joint marketing and product development efforts with Cisco Systems to achieve market acceptance and brand recognition in certain markets. Our VoCore product relies on technology and services from companies such as OpenWave (formerly Software.com), EMC and Hewlett-Packard. Strategic relationship partners may choose not to renew existing arrangements on commercially acceptable terms, if at all. In addition, PriceInteractive also depends in part on its strategic relationships with SpeechWorks International, Inc. and MicroStrategy. In general, if we lose these key strategic relationships, or if we fail to maintain or develop new relationships in the future, our ability to expand the scope and capacity of our network and services provided, and to maintain state-of-the-art technology, would be materially adversely affected. Our Global Spoken Web initiative will also rely on key strategic relationships, which will be subject to the same considerations.

THE MARKET DEMAND FOR VOCORE AS WELL AS VOICE SITES AND SERVICES ASSOCIATED WITH OUR GLOBAL SPOKEN WEB INITIATIVE AND SPEECH RECOGNITION TECHNOLOGY GENERALLY MAY NOT DEVELOP AS ANTICIPATED, WHICH WOULD SUBSTANTIALLY IMPEDE OUR ABILITY TO GENERATE REVENUES.

Our future financial performance depends in part on growth in demand for VoCore and new services such as voice application and speech recognition services and products. If the market for these services and products does not develop or if we are unable to capture a significant portion of that market, either directly or through our partners, our revenues and our results of operations will be adversely affected. The markets for unified communications and voice application services and products is, including PriceInteractive's products and services, relatively new and evolving. The adoption of such services and products could be hindered by the perceived cost, quality and reliability of these new technologies, as well as the reluctance among businesses that have invested substantially in legacy equipment that provide traditional email, voicemail and/or touch-tone-based, interactive voice response and other systems.

The continued development of the market for our enhanced services and products will depend upon the:

    - widespread adoption of voice-driven applications by businesses for use in conducting transactions and managing relationships with their customers;

    - widespread adoption of solutions to unify a variety of communications modes through one solution;

    - consumer acceptance of such applications; and

    - continuing improvements in hardware and software technology that may reduce the cost and improve the performance of voice solutions.

The market for speech-activated services is new and potential industry standards, such as VoiceXML, have not yet matured. If multiple standards are adopted, we may need to support them, which would require additional time and resources, and could negatively impact revenue and margins.

Even if the demand for VoCore and new voice application services and products does grow, if we fail to meet subscriber expectations, the market ability of the VoCore offering and any other product could be materially reduced.

THE QUALITY OF SPEECH APPLICATIONS OVER AN IP NETWORK HAS NOT YET BEEN FULLY PROVEN AND FAILURES BY VOICE SITE PROVIDERS TO ADOPT THESE APPLICATIONS MAY HAVE A MATERIAL NEGATIVE IMPACT ON OUR FUTURE RESULTS OF OPERATIONS.

Speech applications, such as our Global Spoken Web and PriceInteractive's SpeechPort, have not been extensively tested on IP infrastructures. If performance and accuracy of speech services are negatively affected by a particular IP infrastructure, the commercial acceptance of these applications by voice site providers on that infrastructure will be low. Failure by voice site providers to adopt these applications may have a material negative impact on our results of operations which could cause our stock price to decline. As an international company, iBasis is dependent upon the further development of text-to-speech and speech recognition applications in multiple languages.

OUR CUSTOMERS MAY REQUIRE A LONGER SALES AND IMPLEMENTATION CYCLE, WHICH COULD NEGATIVELY AFFECT OUR REVENUE PLANS.

If actual sales and development cycles for our enhanced offerings or offerings of PriceInteractive acquired in the merger are substantially longer than anticipated, revenue targets would not be met. The failure or lack of effective third-party technologies and services could limit our ability to generate revenues. Some of our intended enhanced services offerings and the service offerings acquired in the merger from PriceInteractive are dependent on technology developed by third parties. These technologies include:

    - email servers that process both email messages and voicemail messages;

    - software that converts text to speech;

    - speech recognition software;

    - billing system software; and

    - network operations center servers, routers and other equipment.

We will continue to incorporate third-party technologies in future unified communications and speech application services and products. We have limited control over whether or when these third-party technologies will be enhanced. In addition, our competitors may acquire interests in these third parties or their technologies, which may render the technology unavailable to us. If a third party fails or refuses to timely develop, license or support technology necessary to our services or products, market acceptance of our services or products could be adversely affected. Moreover, if these third-party technologies fail or otherwise prove to be not viable, it may have a significant impact on our ability to provide our services and/or to generate revenues. In addition, we rely and will continue to rely on services supplied by third parties such as telecommunications, Internet access and electrical power for services hosted in our network operations center. If these third-party services fail to meet industry standards for quality and reliability, market acceptance of our services could be adversely affected.

WE MAY NOT BE ABLE TO SUCCEED IN THE INTENSELY COMPETITIVE MARKET FOR OUR VARIOUS SERVICES.

The market for Internet voice, fax and other enhanced services is extremely competitive and will likely become more competitive. Internet protocol and Internet telephony service providers, such as GRIC Communications and ITXC Corp., route traffic to destinations worldwide and compete directly with us. Also, Internet telephony service providers, such as Net2Phone, that presently focus on retail customers, may in the future enter our market and compete with us. Such retail-oriented carriers also provide PC-to-PC services at very low prices or for free. Perceived competition with this market segment could drive our prices down. In addition, major telecommunications carriers, such as AT&T, Deutsche Telekom, MCI WorldCom and Qwest Communications, have all entered or announced plans to enter the Internet telephony market. In particular, AT&T invested over $2 billion in Net2Phone in April.

We also face competition from other companies who offer unified communications and speech recognition applications. We directly compete at the wholesale level with a number of other unified communications providers such as deltathree.com, Orchestrate, Tornado Development, and uReach. Some of the competition (e.g. deltathree.com and Tornado Development) sell unified communications directly to end users in addition to selling at the wholesale level. Furthermore, voice portal companies such as TellMe and BeVocal may in the future develop business models that compete directly with our Global Spoken Web business. Many of these companies are larger than we are and have substantially greater managerial and financial resources than we do. Intense competition in our markets can be expected to continue to impose downward pressure on prices and adversely affect our profitability. We cannot assure you that we will be able to compete successfully against our competitors and we may lose customers or fail to grow our business as a result of this competition.

WE ARE SUBJECT TO DOWNWARD PRICING PRESSURES ON OUR WHOLESALE INTERNATIONAL INTERNET TELEPHONY SERVICES AND A CONTINUING NEED TO RENEGOTIATE OVERSEAS RATES WHICH COULD DELAY OR PREVENT OUR PROFITABILITY.

As a result of numerous factors, including increased competition and global deregulation of telecommunications services, prices for international long distance calls have been decreasing. This downward trend of prices to end-users has caused us to lower the prices we charge communications service providers for call completion on our network. If this downward pricing pressure continues, we cannot assure you that we will be able to offer Internet telephony services at costs lower than, or competitive with, the traditional voice network services with which we compete. Moreover, in order for us to lower our prices, we have to renegotiate rates with our overseas local service providers who complete calls for us. We may not be able to renegotiate these terms favorably enough, or fast enough, to allow us to continue to offer services in a particular country on a cost-effective basis. The continued downward pressure on prices and our failure to renegotiate favorable terms in a particular country would have a material adverse effect on our ability to operate our network and Internet telephony business profitably.

WE MAY FACE PRICING PRESSURES FROM FREE RETAIL UNIFIED COMMUNICATION/UNIFIED MESSAGING OFFERINGS.

Some unified communication or unified messaging services providers have a free retail offering. In particular, Onebox, a service of OpenWave, offers services similar to VoCore with limited functionality for no charge. Free retail unified communications could become a prevalent model putting significant pricing pressure on fee-based offerings at the wholesale level. This could have an adverse affect on iBasis' ability to generate revenue and margins on VoCore services.

A VARIETY OF RISKS ASSOCIATED WITH OUR INTERNATIONAL OPERATIONS COULD MATERIALLY ADVERSELY AFFECT OUR BUSINESS.

Because we provide many of our services internationally, we are subject to additional risks related to operating in foreign countries. In particular, in order to provide services and operate facilities in some countries, we have established subsidiaries or other legal entities. Associated risks include:

    - unexpected changes in tariffs, trade barriers and regulatory requirements relating to Internet access or Internet telephony, or enhanced services;

    - economic weakness, including inflation, or political instability in particular foreign economies and markets;

    - difficulty in collecting accounts receivable; compliance with tax, employment immigration and labor laws for employees living and traveling abroad;

    - foreign taxes including withholding of payroll taxes; and

    - foreign currency fluctuations, which could result in increased operating expenses and reduced revenues; and other obligations incident to doing business or operating a subsidiary in another country.

In addition, we are subject to a variety of risks associated with the provision of unified communications and international voice site business management, any of which could negatively affect our business. These risks include providing easy telephone access to the iBasis network and relying on third party vendors to create and refine different language models for each particular language or dialect. These language models are required to create versions of our products that allow end users to speak the local language or dialect and be understood and authenticated. If vendors fail to develop localized versions of our products, our ability to address international market opportunities and to grow our business will be limited.

These and other risks associated with our international operations may materially adversely affect our ability to attain or maintain profitable operations.

A significant portion of our revenue was generated by delivering calls to Asian Middle Eastern and Latin American countries. Many countries in these geographic regions have experienced political and economic instability over the past decade. Repeated political or economic instability in countries to which we deliver substantial volumes of traffic could lead to difficulties in completing calls through our regional service providers or decreased call volume to such countries.

IF WE ARE NOT ABLE TO KEEP UP WITH RAPID TECHNOLOGICAL CHANGE IN A COST-EFFECTIVE WAY, THE RELATIVE QUALITY OF OUR SERVICES COULD SUFFER.

The technology upon which our services, and the services acquired from PriceInteractive in the merger, depend is changing rapidly. Significant technological changes could render the hardware and software which we use obsolete, and competitors may begin to offer new services that we are unable to offer. We must adapt to our rapidly changing market by continually improving the responsiveness, reliability, services and features of our network and by developing new features and applications to meet customer needs. If we are unable to respond successfully to these developments or do not respond in a cost-effective way, we may not be able to offer competitive services.

WE MAY NOT BE ABLE TO EXPAND AND UPGRADE OUR NETWORK ADEQUATELY AND COST-EFFECTIVELY TO ACCOMMODATE ANY FUTURE GROWTH.

Our Internet telephony business requires that we handle a large number of international calls simultaneously. As we expand our operations, we expect to handle significantly more calls. We will need to expand and upgrade our hardware and software to accommodate such increased traffic. If we do not expand and upgrade quickly enough, we will not have sufficient capacity to handle the traffic and growth in our operating performance would suffer. Even with such expansion, we may be unable to manage new deployments or utilize them in a cost-effective manner. In addition to lost growth opportunities, any such failure could adversely affect customer confidence in the iBasis Network and could result in us losing business outright.

IF WE FAIL TO MANAGE OUR GROWTH, WE COULD LOSE CUSTOMERS.

We have grown rapidly to date and expect to continue to grow rapidly. In order to increase the number of our customers and the size of our operations, we will need to improve our administrative, accounting, operating systems and controls, as well as integrate those of PriceInteractive following the merger. We may need to redesign several internal systems. Our attention to these matters may distract us from other aspects of our business. Moreover, failure to implement new systems and controls, or to integrate those of PriceInteractive, may hamper our ability to provide services to customers and may impair the quality of our services which could result in the loss of customers.

OUR REVENUE WOULD DECLINE SIGNIFICANTLY IF WE LOSE ONE OR MORE OF OUR MOST SIGNIFICANT CUSTOMERS.

We generate much of our revenue from a limited number of customers. Customers may discontinue their use of our services at any time, and without notice. Therefore, in any given quarter, we would lose a significant amount of revenue if we lost one or more of our major customers.

WE DEPEND ON OUR KEY PERSONNEL AND MAY HAVE DIFFICULTY ATTRACTING AND RETAINING THE SKILLED EMPLOYEES WE NEED TO EXECUTE OUR GROWTH PLANS.

WE DEPEND HEAVILY ON OUR KEY MANAGEMENT. Our future success will depend, in large part, on the continued service of our key management and technical personnel, including Ofer Gneezy, our President and Chief Executive Officer, Gordon VanderBrug, our Executive Vice President, Michael

Hughes, our Chief Financial Officer, and Charles Giambalvo, our Senior Vice President of Worldwide Sales. If any of these individuals or others at the Company are unable or unwilling to continue in their present positions, our business, financial condition and results of operations would suffer. We do not carry key person life insurance on our personnel. While each of the individuals named above has entered into an employment agreement with us, these agreements do not ensure their continued employment with us.

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

A FAILURE TO OBTAIN NECESSARY ADDITIONAL CAPITAL IN THE FUTURE ON ACCEPTABLE TERMS COULD PREVENT US FROM EXECUTING OUR BUSINESS PLAN.

We may need additional capital in the future to fund our operations, finance investments in equipment and corporate infrastructure, expand our network, increase the range of services we offer and respond to competitive pressures and perceived opportunities. Cash flow from operations, and cash on hand may not be sufficient to cover our operating expenses and capital investment needs. We cannot assure you that additional financing will be available on terms acceptable to us, if at all. A failure to obtain additional funding could prevent us from making expenditures that are needed to allow us to grow or maintain our operations.

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

IF WE ARE UNABLE TO PROTECT OUR INTELLECTUAL PROPERTY, OUR COMPETITIVE POSITION WOULD BE ADVERSELY AFFECTED.

We rely on trademark and copyright law, trade secret protection and confidentiality and/or license agreements with our employees, customers, partners and others to protect our intellectual property. Unauthorized third parties may copy our services or reverse engineer or obtain and use information that we regard as proprietary. End-user license provisions protecting against unauthorized use, copying, transfer and disclosure of any licensed program may be unenforceable under the laws of certain jurisdictions and foreign countries. While we do not have any patents pending, following the acquisition of PriceInteractive, we will own rights to certain patents, patent applications, and other additional intellectual property. In addition, we may seek to patent certain software or equipment in the future. We do not know if any of our future patent applications will be issued with the scope of the claims we seek, if at all. In addition, the laws of some foreign countries do not protect proprietary rights to the same extent as do the laws of the United States. Our means of protecting our proprietary rights in the United States or abroad may not be adequate and third parties may infringe or misappropriate our copyrights, trademarks and similar proprietary rights. If we fail to protect our intellectual property and proprietary rights, our business, financial condition and results of operations would suffer.

We believe that we do not infringe upon the proprietary rights of any third party, and no third party has asserted a material patent infringement claim against us. It is possible, however, that such a claim might be asserted successfully against us in the future. Our ability to provide our services depends on our freedom to operate. That is, we must ensure that we do not infringe upon the proprietary rights of others or have licensed all such rights. Neither we nor PriceInteractive have requested or obtained an opinion from counsel as to whether our services infringe upon the intellectual property rights of any third parties. A party making an infringement claim could secure a substantial monetary award or obtain injunctive relief that could effectively block our ability to provide services in the United States or abroad.

We and PriceInteractive have received letters and other notices claiming that certain of our and PriceInteractive's products and services may infringe patents or other intellectual property of other parties. To date, none of these has resulted in a material restriction on any use of our intellectual property or has had a material adverse impact on our business. We may be unaware of intellectual property rights of others that may, or may be claimed, to cover our technology or that of PriceInteractive. Current or future claims could result in costly litigation and divert the attention of management and key personnel from other business issues. The complexity of the technology involved and the uncertainty of intellectual property litigation increase these risks. Claims of intellectual property infringement also might require us to enter into costly royalty or license agreements to the extent necessary for the conduct of our business. However, we may be unable to obtain royalty or license agreements on terms acceptable to us or at all. We also may be subject to significant damages or an injunction against use of our proprietary or licenses systems. A successful claim of patent or other intellectual property infringement against us could materially adversely affect our business and profitability.

We and PriceInteractive rely on a variety of technology, primarily software, that is licensed from third parties. Continued use of this technology by us or PriceInteractive require that we purchase new or additional licenses from third parties. There can be no assurances that we can obtain those third-party licenses needed for our business or that the third party technology licenses that we do have will continue to be available to us on commercially reasonable terms or at all. The loss or inability to maintain or obtain upgrades to any of these technology licenses could result in delays or breakdowns in our ability to continue developing and providing our services or to enhance and upgrade our services.

WE MAY UNDERTAKE ADDITIONAL STRATEGIC ACQUISITIONS IN THE FUTURE AND ANY DIFFICULTIES FROM INTEGRATING SUCH ACQUISITIONS COULD DAMAGE OUR ABILITY TO ATTAIN OR MAINTAIN PROFITABILITY.

We may acquire additional businesses and technologies that complement or augment our existing businesses, services and technologies. Integrating any newly acquired businesses or technologies could be expensive and time-consuming. We may not be able to integrate any acquired business successfully. Moreover, we may need to raise additional funds through public or private debt or equity financing to acquire any businesses, which may result in dilution for stockholders and the incurrence of indebtedness. We may not be able to operate acquired businesses profitably or otherwise implement our growth strategy successfully.

         RISKS RELATED TO THE INTERNET AND INTERNET TELEPHONY INDUSTRY

IF THE INTERNET DOES NOT CONTINUE TO GROW AS A MEDIUM FOR VOICE AND FAX COMMUNICATIONS AND OTHER ENHANCED SERVICES, OUR BUSINESS WILL SUFFER.

The technology that allows voice and fax communications over the Internet, and the delivery of other enhanced services and capabilities like VoCore, the Global Spoken Web initiative and PriceInteractive's services, are still in the early stages of development. Historically, the sound quality of calls placed over the Internet was poor. As the Internet telephony industry has grown, sound quality has improved, but the technology requires further refinement. Additionally, as a result of the Internet's capacity constraints, callers could experience delays, errors in transmissions or other interruptions in service. Transmitting telephone calls over the Internet, and other uses of the Internet for our enhanced services, must also be accepted by customers as an alternative to traditional services. Because the Internet telephony market and markets for our enhanced services are new and evolving, predicting the size of these markets and their growth rate is difficult. If our market fails to develop, then we will be unable to grow our customer base and our results of operations will be adversely affected.

IF THE INTERNET INFRASTRUCTURE IS NOT ADEQUATELY MAINTAINED, WE MAY BE UNABLE TO MAINTAIN THE QUALITY OF OUR SERVICES AND PROVIDE THEM IN A TIMELY AND CONSISTENT MANNER.

Our future success will depend upon the maintenance of the Internet infrastructure, including a reliable network backbone with the necessary speed, data capacity and security for providing reliability and timely Internet access and services. To the extent that the Internet continues to experience increased numbers of users, frequency of use or bandwith requirements, the Internet may become congested and be unable to support the demands placed on it and its performance or reliability may decline thereby impairing our ability to complete calls and provide other services using the Internet at consistently high quality. The Internet has experienced a variety of outages and other delays as a result of failures of portions of its infrastructure or otherwise. Any future outages or delays could adversely affect our ability to complete calls and provide other services. Moreover, critical issues concerning the commercial use of the Internet, including security, cost, ease of use and access, intellectual property ownership and other legal liability issues, remain unresolved and could materially and adversely affect both the growth of Internet usage generally and our business in particular. Finally, important opportunities to grow traffic on the iBasis network will not be realized if the underlying infrastructure of the Internet does not continue to be expanded to more locations worldwide.

WE CANNOT BE CERTAIN THAT OUR ABILITY TO PROVIDE OUR SERVICES USING THE INTERNET WILL NOT BE ADVERSELY AFFECTED BY COMPUTER VANDALISM.

If the overall performance of the Internet is seriously downgraded by Website attacks or other acts of computer vandalism or virus infection, our ability to deliver our communication services over the Internet could be adversely impacted, which could cause us to have to increase the amount of traffic we have to carry over alternative networks, including the more costly public-switched telephone network. In addition, traditional business interruption insurance may not cover losses we could incur because of any such disruption of the Internet. While some insurers are beginning to offer products purporting to cover these losses, we do not have any of this insurance at this time.

                          RISKS RELATED TO OUR COMPANY

INTERNATIONAL GOVERNMENTAL REGULATION AND LEGAL UNCERTAINTIES COULD LIMIT OUR ABILITY TO PROVIDE OUR SERVICES OR MAKE THEM MORE EXPENSIVE.

The regulatory treatment of Internet telephony and our enhanced services offerings outside of the United States varies widely by country. As discussed more fully in the section entitled Government Regulation, a number of countries currently prohibit or limit competition in the provision of traditional voice telephony services. In some of those countries, licensed telephony carriers as well as foreign regulators have questioned our legal authority and/or the legal authority of our partners to offer our services. We may face similar questions in additional countries. If we are forced to suspend or discontinue certain operations as a result of foreign regulatory or legal challenges, this could substantially affect our ability to achieve profitability.

Some countries prohibit, limit or regulate how companies provide Internet telephony. Some countries have indicated they will evaluate proposed Internet telephony service on a case-by-case basis and determine whether to regulate it as a voice service or as another telecommunications service, and in doing so potentially impose subsidies or other costs on Internet telephony providers. In addition, many countries have not yet addressed Internet telephony in their legislation or regulations. Increased regulation of the Internet and/or Internet telephony providers, or the prohibition of Internet telephony or related services, including our enhanced offerings, in one or more countries, could limit our ability to provide our services or make them more expensive. Finally, international organizations such as the International Telecomunications Union and the European Commission are continuing to examine whether Internet telephony should continue to be subject to light regulation. Adverse recommendations by these bodies could also limit our ability to provide services profitably.

In addition, as we make our services available in foreign countries, and as we work to enable sales by our customers to end-users in foreign countries, such countries may claim that we are required to qualify to do business in that particular country, that we are otherwise subject to regulation, including requirements to obtain authorization, or that we are prohibited in all cases from conducting our business in that foreign country. We currently have subsidiaries in Argentina, Australia, Brazil, Hong Kong, Japan, Mexico, Peru, the United Kingdom and Singapore, and a branch in the United Arab Emirates. We are authorized to provide services in Belgium, Canada, France, Germany, Italy, Netherlands, Peru, Singapore, Spain, Switzerland, and the United Kingdom, and the United States.

Our failure to qualify as a foreign corporation in a jurisdiction in which we are required to do so or to comply with foreign laws and regulations could seriously restrict our ability to provide services in such jurisdiction, or limit our ability to enforce contacts in that jurisdiction. Our customers also currently are, or in the future may become, subject to these same requirements. We cannot assure you that our customers are currently in compliance with any such requirements or that they will be able to continue to comply with any such requirements. The failure of our customers to comply with applicable laws and regulations could prevent us from being able to conduct business with them, and would result in a loss of revenue for us. Additionally, it is possible that countries may apply laws to transport services provided over the Internet, including laws governing:

    - sales and other taxes, including payroll withholding applications;

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

If foreign governments or other bodies begin to regulate or prohibit Internet telephony or our other services, this regulation could have a material adverse effect on our ability to attain or maintain profitability.

THE TELECOMMUNICATIONS INDUSTRY IS SUBJECT TO DOMESTIC GOVERNMENTAL REGULATION AND LEGAL UNCERTAINTIES THAT COULD PREVENT US FROM EXECUTING OUR BUSINESS PLAN.

While the Federal Communications Commission has tentatively decided that information service providers, including Internet telephony providers, are not telecommunications carriers for regulatory purposes, various companies have challenged that decision. Some Congressional elements are dissatisfied with the conclusions of the FCC and the FCC could impose greater or lesser regulation on our industry. Such regulation could mean imposition of surcharges related to such things as access or universal service. We cannot assure you that state government agencies will not increasingly regulate Internet-related services. Increased regulation of the Internet may slow its growth. This regulation may also negatively impact the cost of doing business over the Internet and materially adversely affect our ability to attain or maintain profitability.

We are not licensed to offer traditional telecommunications services in any U.S. state and we have not filed tariffs for any service at the Federal Communications Commission or at any state regulatory commission. Nonetheless, as more fully discussed in the section of this prospectus entitled "Government Regulation", aspects of our operations may currently be, or become, subject to state or federal regulations governing licensing, universal service funding, disclosure of confidential communications or other information, excise taxes, transactions restricted by U.S. embargo and other reporting or compliance requirements. This regulation may also negatively impact the cost of doing business and materially adversely affect our ability to attain or maintain profitability.

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

    - our stockholders need a supermajority of votes to amend key provisions of our certificate of incorporation and by-laws;

    - there are limitations on who can call special meetings of stockholders;

    - our stockholders may not take action by written consent; and

    - our stockholders must provide specified advance notice to nominate directors or submit stockholder proposals.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                PAGE
                                                              --------
CONSOLIDATED FINANCIAL STATEMENTS OF IBASIS, INC.:
  Report of Independent Public Accountants..................     45
  Consolidated Balance Sheets as of December 31, 2000 and
    1999....................................................     46
  Consolidated Statements of Operations for the Years Ended
    December 31, 2000, 1999
    and 1998................................................     47
  Consolidated Statements of Redeemable Convertible
    Preferred Stock and Stockholders' Equity (Deficit) for
    the Years Ended December 31, 2000, 1999 and 1998........     48
  Consolidated Statements of Cash Flows for the Years Ended
    December 31, 2000, 1999 and 1998........................     49
  Notes to Consolidated Financial Statements................     50

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To iBasis, Inc.:

We have audited the accompanying consolidated balance sheets of iBasis, Inc. (a Delaware corporation) and subsidiaries as of December 31, 2000 and 1999 and the related consolidated statements of operations, redeemable convertible preferred stock and stockholders' equity (deficit) and cash flows for the three years ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of iBasis, Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the three years ended December 31, 2000 in conformity with accounting principles generally accepted in the United States.

                                          ARTHUR ANDERSEN LLP

Boston, Massachusetts
January 26, 2001

                                  IBASIS, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                                     DECEMBER 31,
                                                              ---------------------------
                                                                  2000           1999
                           ASSETS                             ------------   ------------
Current assets:
  Cash and cash equivalents.................................  $208,180,625   $123,665,961
  Marketable securities.....................................    77,146,773             --
  Accounts receivable, net of allowance for doubtful
    accounts of approximately $2,200,000 and $633,000,
    respectively............................................    17,343,294      5,404,338
  Prepaid expenses and other current assets.................     5,883,560        964,675
                                                              ------------   ------------
      Total current assets..................................   308,554,252    130,034,974
                                                              ------------   ------------
Property and equipment, at cost:
  Construction in process...................................    38,991,409             --
  Network equipment.........................................    24,702,891      6,544,913
  Equipment under capital lease.............................    44,765,170     16,430,153
  Leasehold improvements....................................     3,181,840      1,696,755
  Computer software.........................................     5,749,908        782,244
  Furniture and fixtures....................................       680,276        154,970
                                                              ------------   ------------
                                                               118,071,494     25,609,035
  Less--Accumulated depreciation and amortization...........   (18,201,384)    (3,218,920)
                                                              ------------   ------------
                                                                99,870,110     22,390,115
Deferred debt financing costs, net of accumulated
  amortization of approximately $816,000 and $0,
  respectively (Note 1(g))..................................     4,356,708             --
Long term investments in marketable securities (Note
  1(h)).....................................................    15,000,000             --
Long term investment in nonmarketable security (Note
  1(h)).....................................................     5,000,000             --
Due from PriceInteractive (Note 10).........................    10,000,000             --
Other assets................................................     5,036,649      1,048,000
                                                              ------------   ------------
                                                              $447,817,719   $153,473,089
                                                              ============   ============
            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $  9,080,409   $  6,112,938
  Accrued expenses..........................................    14,855,026      4,391,296
  Long term debt, current portion...........................    26,105,842      4,376,280
                                                              ------------   ------------
      Total current liabilities.............................    50,041,277     14,880,514
                                                              ------------   ------------
Long term debt, net of current portion (Note 4).............   190,880,257     11,688,843

Commitments (Note 7)

Stockholders' equity:
  Common stock, $0.001 par value-
    Authorized--85,000,000 shares
    Issued and outstanding--34,203,083 and 31,642,728
      shares, respectively..................................        34,203         31,642
  Additional paid-in capital................................   298,572,842    156,887,447
  Deferred compensation.....................................    (1,604,462)    (2,200,547)
  Accumulated deficit.......................................   (90,106,398)   (27,814,810)
                                                              ------------   ------------
      Total stockholders' equity............................   206,896,185    126,903,732
                                                              ------------   ------------
                                                              $447,817,719   $153,473,089
                                                              ============   ============

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                  STATEMENTS.

                                  IBASIS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                               YEARS ENDED DECEMBER 31,
                                                       -----------------------------------------
                                                           2000           1999          1998
                                                       ------------   ------------   -----------
Net revenue..........................................  $ 61,217,737   $ 19,417,102   $ 1,978,430
Operating expenses:
  Data communications and telecommunications.........    60,594,423     21,006,774     2,729,980
  Research and development...........................    15,167,902      6,183,391     1,673,884
  Selling and marketing..............................    19,351,822      5,568,399     1,160,448
  General and administrative.........................    19,657,346      5,308,465     1,365,132
  Depreciation and amortization......................    15,717,929      2,997,355       363,821
  (Gain) loss on disposal of property and
    equipment........................................            --        (15,297)      531,129
                                                       ------------   ------------   -----------
Total operating expenses.............................   130,489,422     41,049,087     7,824,394
                                                       ------------   ------------   -----------
Loss from operations.................................   (69,271,685)   (21,631,985)   (5,845,964)
Interest income......................................    19,824,259      1,329,237       179,270
Interest expense.....................................   (12,844,162)      (835,593)      (52,983)
Other income (expense), net..........................            --          2,826        (6,826)
Minority interest in loss of joint venture...........            --         49,000            --
                                                       ------------   ------------   -----------
  Net loss...........................................   (62,291,588)   (21,086,515)   (5,726,503)
Accretion of dividends on redeemable convertible
  preferred stock....................................            --     (1,020,366)     (219,205)
                                                       ------------   ------------   -----------
  Net loss applicable to common stockholders.........  $(62,291,588)  $(22,106,881)  $(5,945,708)
                                                       ============   ============   ===========
Net loss per share (Note 1(d)):
  Basic and diluted net loss per share...............  $      (1.85)  $      (2.29)  $     (0.99)
                                                       ============   ============   ===========
Basic and diluted weighted average common shares
  outstanding........................................    33,611,538      9,655,253     6,022,551
                                                       ============   ============   ===========

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                  STATEMENTS.

                                  IBASIS, INC.
     CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND
                         STOCKHOLDERS' EQUITY (DEFICIT)

                                              SERIES B REDEEMABLE             SERIES C REDEEMABLE          SERIES A CONVERTIBLE
                                          CONVERTIBLE PREFERRED STOCK     CONVERTIBLE PREFERRED STOCK        PREFERRED STOCK
                                         -----------------------------   -----------------------------   ------------------------
                                                                                                                         $0.001
                                            NUMBER        REDEMPTION        NUMBER        REDEMPTION        NUMBER         PAR
                                          OF SHARES         VALUE         OF SHARES         VALUE         OF SHARES       VALUE
                                         ------------   --------------   ------------   --------------   ------------   ---------
Balance, December 31, 1997.............            --   $           --             --   $           --        805,250   $     805
  Sale of Series A convertible
    preferred stock....................            --               --             --               --        444,750         445
  Sale of Series B redeemable
    convertible preferred stock, net of
    issuance costs of approximately
    $57,000............................     6,562,500       10,500,000             --               --             --          --
  Accretion of dividends on Series B
    redeemable convertible preferred
    stock..............................            --          219,205             --               --             --          --
  Net loss.............................            --               --             --               --             --          --
                                         ------------   --------------   ------------   --------------   ------------   ---------
Balance, December 31, 1998.............     6,562,500       10,719,205             --               --      1,250,000       1,250
Sale of Series C redeemable convertible
 preferred stock, net of issuance costs
 of approximately $59,900..............            --               --      5,744,103       25,101,740             --          --
Compensation expense related to
 employee stock option grant...........            --               --             --               --             --          --
Exercise of Class A common stock
 options...............................            --               --             --               --             --          --
Accretion of dividends on Series B
 redeemable convertible preferred
 stock.................................            --          541,541             --               --             --          --
Accretion of dividends on Series C
 redeemable convertible preferred
 stock.................................            --               --             --          478,825             --          --
Deferred compensation related to stock
 options...............................            --               --             --               --             --          --
Amortization of deferred
 compensation..........................            --               --             --               --             --          --
Conversion of preferred stock and Class
 B common stock to Class A common
 stock.................................    (6,562,500)     (10,500,000)    (5,744,103)     (25,101,740)    (1,250,000)     (1,250)
Conversion of Class A common stock to
 common stock..........................            --               --             --               --             --          --
Reclassification of dividends on Series
 B and Series C redeemable convertible
 preferred stock.......................            --         (760,746)            --         (478,825)            --          --
Exercise of common stock options.......            --               --             --               --             --          --
Sale of common stock under initial
 public offering, net of issuance costs
 of approximately $10,420,000..........            --               --             --               --             --          --
Net loss...............................            --               --             --               --             --          --
                                         ------------   --------------   ------------   --------------   ------------   ---------
Balance, December 31, 1999.............            --               --             --               --             --          --
Sale of common stock under secondary
 public offering, net of issuance costs
 of approximately $949,000.............            --               --             --               --             --          --
Exercise of common stock options and
 warrants..............................            --               --             --               --             --          --
Sale of common stock related to
 employee stock purchase plan..........            --               --             --               --             --          --
Amortization of deferred
 compensation..........................            --               --             --               --             --          --
Compensation expense related to
 acceleration of option vesting........            --               --             --               --             --          --
Net loss...............................            --               --             --               --             --          --
                                         ------------   --------------   ------------   --------------   ------------   ---------
Balance, December 31, 2000.............            --   $           --             --   $           --             --   $      --
                                         ============   ==============   ============   ==============   ============   =========

                                                                        CLASS A COMMON             CLASS B COMMON
                                               COMMON STOCK                  STOCK                     STOCK
                                         ------------------------   -----------------------   ------------------------
                                                         $0.001                    $0.001                     $0.001
                                            NUMBER         PAR        NUMBER         PAR         NUMBER         PAR
                                          OF SHARES       VALUE      OF SHARES      VALUE      OF SHARES       VALUE
                                         ------------   ---------   -----------   ---------   ------------   ---------
Balance, December 31, 1997.............            --    $    --      6,060,000   $  6,060       1,500,000   $   1,500
  Sale of Series A convertible
    preferred stock....................            --         --             --         --              --          --
  Sale of Series B redeemable
    convertible preferred stock, net of
    issuance costs of approximately
    $57,000............................            --         --             --         --              --          --
  Accretion of dividends on Series B
    redeemable convertible preferred
    stock..............................            --         --             --         --              --          --
  Net loss.............................            --         --             --         --              --          --
                                         ------------    -------    -----------   --------    ------------   ---------
Balance, December 31, 1998.............            --         --      6,060,000      6,060       1,500,000       1,500
Sale of Series C redeemable convertible
 preferred stock, net of issuance costs
 of approximately $59,900..............            --         --             --         --              --          --
Compensation expense related to
 employee stock option grant...........            --         --             --         --              --          --
Exercise of Class A common stock
 options...............................            --         --        121,750        122              --          --
Accretion of dividends on Series B
 redeemable convertible preferred
 stock.................................            --         --             --         --              --          --
Accretion of dividends on Series C
 redeemable convertible preferred
 stock.................................            --         --             --         --              --          --
Deferred compensation related to stock
 options...............................            --         --             --         --              --          --
Amortization of deferred
 compensation..........................            --         --             --         --              --          --
Conversion of preferred stock and Class
 B common stock to Class A common
 stock.................................            --         --     17,556,603     17,556      (1,500,000)     (1,500)
Conversion of Class A common stock to
 common stock..........................    23,738,353     23,738    (23,738,353)   (23,738)             --          --
Reclassification of dividends on Series
 B and Series C redeemable convertible
 preferred stock.......................            --         --             --         --              --          --
Exercise of common stock options.......        84,375         84             --         --              --          --
Sale of common stock under initial
 public offering, net of issuance costs
 of approximately $10,420,000..........     7,820,000      7,820             --         --              --          --
Net loss...............................            --         --             --         --              --          --
                                         ------------    -------    -----------   --------    ------------   ---------
Balance, December 31, 1999.............    31,642,728     31,642             --         --              --          --
Sale of common stock under secondary
 public offering, net of issuance costs
 of approximately $949,000.............     2,026,637      2,027             --         --              --          --
Exercise of common stock options and
 warrants..............................       525,959        526             --         --              --          --
Sale of common stock related to
 employee stock purchase plan..........         7,759          8             --         --              --          --
Amortization of deferred
 compensation..........................            --         --             --         --              --          --
Compensation expense related to
 acceleration of option vesting........            --         --             --         --              --          --
Net loss...............................            --         --             --         --              --          --
                                         ------------    -------    -----------   --------    ------------   ---------
Balance, December 31, 2000.............    34,203,083    $34,203             --   $     --              --   $      --
                                         ============    =======    ===========   ========    ============   =========

                                                                                           TOTAL

                                          ADDITIONAL                                   STOCKHOLDERS'
                                           PAID-IN        DEFERRED      ACCUMULATED       EQUITY
                                           CAPITAL      COMPENSATION      DEFICIT        (DEFICIT)
                                         ------------   -------------   ------------   -------------
Balance, December 31, 1997.............  $  2,964,389    $        --    $(1,001,792)   $  1,970,962
  Sale of Series A convertible
    preferred stock....................     1,333,806             --             --       1,334,251
  Sale of Series B redeemable
    convertible preferred stock, net of
    issuance costs of approximately
    $57,000............................       (56,931)            --             --         (56,931)
  Accretion of dividends on Series B
    redeemable convertible preferred
    stock..............................      (219,205)            --             --        (219,205)
  Net loss.............................            --             --     (5,726,503)     (5,726,503)
                                         ------------    -----------    ------------   ------------
Balance, December 31, 1998.............     4,022,059             --     (6,728,295)     (2,697,426)
Sale of Series C redeemable convertible
 preferred stock, net of issuance costs
 of approximately $59,900..............       (59,892)            --             --         (59,892)
Compensation expense related to
 employee stock option grant...........        13,750             --             --          13,750
Exercise of Class A common stock
 options...............................        25,728             --             --          25,850
Accretion of dividends on Series B
 redeemable convertible preferred
 stock.................................      (541,541)            --             --        (541,541)
Accretion of dividends on Series C
 redeemable convertible preferred
 stock.................................      (478,825)            --             --        (478,825)
Deferred compensation related to stock
 options...............................     2,384,340     (2,384,340)            --              --
Amortization of deferred
 compensation..........................            --        183,793             --         183,793
Conversion of preferred stock and Class
 B common stock to Class A common
 stock.................................    35,586,934             --             --      35,601,740
Conversion of Class A common stock to
 common stock..........................            --             --             --              --
Reclassification of dividends on Series
 B and Series C redeemable convertible
 preferred stock.......................     1,239,571             --             --       1,239,571
Exercise of common stock options.......         2,726             --             --           2,810
Sale of common stock under initial
 public offering, net of issuance costs
 of approximately $10,420,000..........   114,692,597             --             --     114,700,417
Net loss...............................            --             --    (21,086,515)    (21,086,515)
                                         ------------    -----------    ------------   ------------
Balance, December 31, 1999.............   156,887,447     (2,200,547)   (27,814,810)    126,903,732
Sale of common stock under secondary
 public offering, net of issuance costs
 of approximately $949,000.............   140,336,040             --             --     140,338,067
Exercise of common stock options and
 warrants..............................       676,987             --             --         677,513
Sale of common stock related to
 employee stock purchase plan..........       320,050             --             --         320,058
Amortization of deferred
 compensation..........................            --        596,085             --         596,085
Compensation expense related to
 acceleration of option vesting........       352,318             --             --         352,318
Net loss...............................            --             --    (62,291,588)    (62,291,588)
                                         ------------    -----------    ------------   ------------
Balance, December 31, 2000.............  $298,572,842    $(1,604,462)   $(90,106,398)  $206,896,185
                                         ============    ===========    ============   ============

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                  STATEMENTS.

                                  IBASIS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                       YEARS ENDED DECEMBER 31,
                                                              ------------------------------------------
                                                                  2000            1999          1998
                                                              -------------   ------------   -----------
Cash flows from operating activities:
  Net loss..................................................  $ (62,291,588)  $(21,086,515)  $(5,726,503)
  Adjustments to reconcile net loss to net cash used in
    operating activities--
    Depreciation and amortization...........................     15,717,929      2,997,355       363,821
    (Gain) Loss on disposal of property and equipment.......             --        (15,297)      531,129
    Amortization of deferred debt financing costs...........        816,349             --            --
    Noncash compensation expense related to stock options...        352,318         13,750            --
    Amortization of deferred compensation...................        596,085        183,793            --
    Minority interest.......................................             --        (49,000)       49,000
    Changes in current assets and liabilities--
      Accounts receivable...................................    (11,938,956)    (4,319,715)   (1,054,803)
      Prepaid expenses and other current assets.............     (4,918,885)      (719,031)     (172,262)
      Accounts payable......................................      2,967,471      2,359,962     3,501,268
      Accrued expenses......................................     10,463,730      3,907,757       379,563
                                                              -------------   ------------   -----------
        Net cash used in operating activities...............    (48,235,547)   (16,726,941)   (2,128,787)
                                                              -------------   ------------   -----------
Cash flows from investing activities:
  Due from PriceInteractive.................................    (10,000,000)            --            --
  Increase in current marketable securities.................    (77,146,773)            --            --
  Increase in long-term marketable securities...............    (15,000,000)            --            --
  Increase in long-term investment in non-marketable
    security................................................     (5,000,000)            --            --
  Purchases of property and equipment.......................    (32,378,531)    (5,245,055)   (3,522,070)
  Increase in other assets..................................     (3,988,649)      (726,068)     (249,960)
                                                              -------------   ------------   -----------
        Net cash used in investing activities...............   (143,513,953)    (5,971,123)   (3,772,030)
                                                              -------------   ------------   -----------
Cash flows from financing activities:
  Net proceeds from issuance of Series A convertible
    preferred stock.........................................             --             --     1,334,251
  Net proceeds from issuance of Series B redeemable
    convertible preferred stock.............................             --             --    10,443,069
  Net proceeds from issuance of Series C redeemable
    convertible preferred stock.............................             --     25,041,848            --
  Net proceeds from initial public offering.................             --    114,700,417            --
  Net proceeds from secondary public offering...............    140,338,067             --            --
  Net proceeds from issuance of convertible subordinated
    notes...................................................    144,826,943             --            --
  Proceeds from exercise of warrants and common stock
    options.................................................        677,513         28,660            --
  Proceeds from issuance of shares related to employee stock
    purchase plan...........................................        320,058             --            --
  Payments on capital lease obligations.....................     (9,898,417)      (806,351)     (166,045)
                                                              -------------   ------------   -----------
      Net cash provided by financing activities.............    276,264,164    138,964,574    11,611,275
                                                              -------------   ------------   -----------
Net increase in cash and cash equivalents...................     84,514,664    116,266,510     5,710,458
Cash and cash equivalents, beginning of year................    123,665,961      7,399,451     1,688,993
                                                              -------------   ------------   -----------
Cash and cash equivalents, end of year......................  $ 208,180,625   $123,665,961   $ 7,399,451
                                                              =============   ============   ===========
Supplemental disclosure of cash flow information:
      Cash paid during the year for interest................  $   9,211,824   $    599,878   $    55,274
                                                              =============   ============   ===========
Supplemental disclosure of noncash investing and financing
  activities:
      Equipment acquired under capital lease obligations....  $  60,822,136   $ 16,404,132   $   439,270
                                                              =============   ============   ===========
      Accretion of dividends on Series B redeemable
        convertible preferred stock.........................  $          --   $    541,541   $   219,205
                                                              =============   ============   ===========
      Accretion of dividends on Series C redeemable
        convertible preferred stock.........................  $          --   $    478,825   $        --
                                                              =============   ============   ===========
      Conversion of preferred stock and Class B common stock
        to Class A common stock and subsequent conversion of
        Class A common stock to common stock................  $          --   $ 35,601,740   $        --
                                                              =============   ============   ===========

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                  STATEMENTS.

                                  IBASIS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

iBasis, Inc. (the Company) is a facilities-based international telecommunications carrier that utilizes the Internet to provide economical international telecommunications services to carriers and telephony resellers around the world. The Company has incorporated subsidiaries around the world in order to enhance its global operations. In addition, the Company established a Massachusetts corporation, iBasis Securities Corporation, to implement the Company's cash management strategy. The Company currently operates through various service agreements with local service providers in the United States, Europe, Asia, the Middle East, Latin America, Africa and Australia.

In November 1999, the Company completed its initial public offering and issued 7,820,000 shares of $0.001 par value Common Stock, which resulted in total net proceeds to the Company of $114.7 million.

On March 15, 2000, the Company completed its secondary offering of common stock and issued 2,026,637 shares of Common Stock. The offering resulted in net proceeds to the Company of $140.3 million. The Company also sold $150.0 million of 5 3/4% convertible subordinated notes due 2005, for net proceeds of approximately $144.8 million.

In December 2000, the Company entered into a merger agreement with PriceInteractive, Inc. (PriceInteractive) whereby the Company will issue approximately 10.2 million shares of the Company's Common Stock and approximately $46.0 million in cash to acquire all outstanding shares and vested options of PriceInteractive. The merger agreement is subject to shareholder approval (see Note 10).

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

(a) PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of iBasis, Inc., all of its global operating subsidiaries and iBasis Securities Corporation. All significant intercompany balances have been eliminated in consolidation.

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

(c) REVENUE RECOGNITION

In early 1998, the Company commenced the resale of international minutes of calling time for calls resold through the Company's gateways. Revenue from the resale of minutes is recognized in the period the service is provided, net of reserves for potential billing credits. In addition, the Company also generates revenue from the resale of certain equipment, which is recognized upon shipment of the

                                  IBASIS, INC.

(1) OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) equipment. The resale of equipment was not a material component of the Company's revenue during all years presented.

In December 1999, the Securities and Exchange Commission (SEC) released Staff Accounting Bulletin (SAB) No. 101, REVENUE RECOGNITION IN FINANCIAL STATEMENTS. SAB No. 101 summarizes some views of the SEC on applying accounting principles generally accepted in the United States to revenue recognition in financial statements. The SEC believes that revenue is realized or realizable and earned when all of the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the seller's price to the buyer is fixed or determinable and collectibility is reasonably assured. The Company believes that its current revenue recognition policy complies with the SEC guidelines.

(d) NET LOSS PER SHARE

Basic and diluted net loss per common share were determined by dividing net loss by the weighted average common shares outstanding during the period. Basic net loss per share and diluted net loss per share are the same as the outstanding common stock options, common stock warrants, convertible preferred stock, convertible debentures and Class B common stock are antidilutive as the Company has recorded a net loss for all periods presented. Options and warrants to purchase a weighted average total of 310,404 of Class A common shares have been excluded from the computation of diluted weighted average common shares outstanding for the year ended December 31, 1998. Options and warrants to purchase a weighted average total of 1,209,614 and 1,973,282 common shares have been excluded from the computation of diluted weighted average common shares outstanding for the years ended December 31, 2000 and 1999, respectively. Additionally, 1,741,351 common shares related to the conversion of the convertible debentures have been excluded from the computation of diluted weighted average common shares outstanding for the year ended December 31, 2000.

The following table reconciles the weighted average common shares outstanding to the shares used in the computation of basic and diluted weighted average common shares outstanding:

                                                                  YEARS ENDED DECEMBER 31,
                                                             ----------------------------------
                                                                2000        1999        1998
                                                             ----------   ---------   ---------
Weighted average common shares outstanding.................  33,626,517   9,681,482   6,060,000
Less--Weighted average unvested common shares
  outstanding..............................................      14,979      26,229      37,449
                                                             ----------   ---------   ---------
Basic and diluted weighted average common shares
  outstanding..............................................  33,611,538   9,655,253   6,022,551
                                                             ==========   =========   =========

(e) CASH AND CASH EQUIVALENTS

The Company considers highly liquid investments purchased with an original maturity of 90 days or less at the time of purchase to be cash equivalents. At December 31, 2000 and 1999, cash equivalents included money market accounts and commercial paper that are readily convertible into cash. Under Statement of Financial Accounting Standards (SFAS) No. 115, ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES, the Company classifies its investments as held-to-maturity, and therefore has recorded them at amortized cost which approximates market value in the accompanying consolidated balance sheets.

                                  IBASIS, INC.

(1) OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
(f) PROPERTY AND EQUIPMENT

Construction in process represents those assets that have been acquired by the Company, but were not in service as of the balance sheet date. For assets that have been placed in service, the Company provides for depreciation and amortization using the straight-line method over the useful life of the asset, as follows:

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

Equipment under capital lease...............................  Life of lease

Leasehold improvements......................................  Life of lease

Computer software...........................................     3 years

Furniture and fixtures......................................     5 years

(g) DEFERRED DEBT FINANCING COSTS

In March of 2000, the Company sold $150.0 million of 5 3/4% convertible subordinated notes due 2005. Underwriter discounts of $4.5 million and other costs of approximately $700,000 incurred in connection with the sale are being amortized to interest expense using the straight line method over five years, the term of the convertible subordinated notes.

(h) LONG-TERM INVESTMENTS IN MARKETABLE AND NONMARKETABLE SECURITIES

Investments in marketable securities that have maturity dates after December 31, 2001 are classified as long-term investments. At December 31, 2000, long-term investments in marketable securities consist of corporate bonds and commercial paper that are readily convertible into cash. Under SFAS No. 115, the Company classifies its investments as held-to-maturity and, therefore, has recorded them at amortized cost in the accompanying balance sheet.

The Company's investments in held-to-maturity securities as of December 31, 2000 are as follows:

                                            UNREALIZED      MARKET
                           AMORTIZED COST   GAIN (LOSS)      VALUE         MATURITY
                           --------------   -----------   -----------   --------------
Government Securities....   $25,980,865       $58,068     $26,038,933    within 1 year
Government Securities....    15,000,000         2,746      15,002,746   within 2 years
Government Paper.........    34,685,083        (2,625)     34,682,458    within 1 year
Government Bonds.........    16,480,825        20,612      16,501,437    within 1 year
                            -----------      --------     -----------
                            $92,146,773       $78,801     $92,225,574
                            ===========      ========     ===========

The Company had no investments in held-to-maturity securities as of December 31, 1999.

The long-term investment in nonmarketable security represents an equity investment in a privately held telecommunications company that is not readily convertible into cash. The investment has been recorded at cost in the accompanying consolidated balance sheet. There has been no permanent impairment in value as of December 31, 2000.

                                  IBASIS, INC.

(1) OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
(i) OTHER ASSETS

Other assets at December 31, 2000 and 1999 consists primarily of deposits.

(j) RESEARCH AND DEVELOPMENT EXPENSES

The Company charges research and development expenses to operations as incurred.

(k) CONCENTRATION OF CREDIT RISK/SIGNIFICANT CUSTOMERS

SFAS No. 105, DISCLOSURE OF INFORMATION ABOUT FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK AND FINANCIAL INSTRUMENTS WITH CONCENTRATIONS OF CREDIT RISK, requires disclosure of any significant off-balance-sheet and credit risk concentrations. The Company has no significant off-balance-sheet concentrations such as foreign exchange contracts, option contracts or other foreign hedging arrangements. The Company maintains the majority of its cash and cash equivalent balances with three financial institutions. Two customers represented approximately 32% of total accounts receivable at December 31, 1999. No single customer accounted for greater than 10% of accounts receivable at December 31, 2000. The following table represents customers that account for more than 10% of net revenue in any of the years reported:

                                                                       YEARS ENDED
                                                                       DECEMBER 31,
                                                              ------------------------------
                                                                2000       1999       1998
                                                              --------   --------   --------
Customer A..................................................      3%        12%         7%
Customer B..................................................      2%         7%        18%
Customer C..................................................     --         --         15%
Customer D..................................................     --          2%        11%
Customer E..................................................      7%        10%        --

(l) FAIR VALUE OF FINANCIAL INSTRUMENTS

Financial instruments consist principally of cash and cash equivalents, accounts receivable, long-term investments in marketable and long-term investments in nonmarketable securities, convertible debentures and accounts payable. The estimated fair value of these instruments approximates their carrying value.

(m) STOCK-BASED COMPENSATION

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

                                  IBASIS, INC.

(1) OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
(n) COMPREHENSIVE INCOME

In June 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 130, REPORTING COMPREHENSIVE INCOME. The Company does not have any components of comprehensive income (loss) other than its reported net loss.

(o) LONG-LIVED ASSETS

The Company's long-lived assets consist primarily of property and equipment. In accordance with SFAS No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF, the Company has assessed the realizability of these assets and has determined that there were no asset impairments as of December 31, 2000.

(p) DERIVATIVES

SFAS No. 133, ACCOUNTING FOR DERIVATIVES AND HEDGING ACTIVITIES, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively, derivatives) and for hedging activities. SFAS No. 133, as amended by SFAS No. 137 and SFAS No. 138, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. As the Company does not currently engage in derivatives or hedging transactions, there will be no impact to the Company's results of operations, financial position or cash flows upon the adoption of SFAS No. 133.

(q) RECENT ACCOUNTING ANNOUNCEMENTS

In March 2000, the FASB issued Interpretation No. 44, ACCOUNTING FOR CERTAIN TRANSACTIONS INVOLVING STOCK COMPENSATION--AN INTERPRETATION OF APB OPINION
NO. 25. This interpretation provides guidance on the application of APB Opinion No. 25, including (i) the definition of an employee, (ii) the criteria for determining whether a plan qualifies as a noncompensatory plan, (iii) the accounting consequence of various modifications to the terms of a previously fixed stock option or award and (iv) the accounting for an exchange of stock compensation awards in a business combination. This interpretation is effective July 1, 2000 and the effects of applying the interpretation are recognized on a prospective basis. The adoption of this interpretation did not have a material impact on the Company's results of operations or financial condition.

In September 2000, the FASB issued SFAS No. 140, ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES, a replacement of SFAS No. 125. This statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. The statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. The statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The statement is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The Company does not expect the adoption of SFAS
No. 140 to have a material impact on the results of its operations or financial position.

(r) RECLASSIFICATIONS

Certain reclassifications have been made to the 1998 and 1999 consolidated financial statements to conform to the 2000 presentation.

                                  IBASIS, INC.

(2) ACCRUED EXPENSES

Accrued expenses at December 31, 2000 and 1999 consisted of the following:

                                                         2000          1999
                                                      -----------   ----------
Accrued interest on convertible subordinated notes
  (Note 4(a)).......................................  $ 2,527,218   $       --
Accrued termination fees............................    4,792,661       59,671
Accrued other.......................................    7,535,147    4,331,625
                                                      -----------   ----------
                                                      $14,855,026   $4,391,296
                                                      ===========   ==========

(3) INCOME TAXES

The Company provides for income taxes in accordance with SFAS No. 109, ACCOUNTING FOR INCOME TAXES. Under SFAS No. 109, deferred tax assets and liabilities are recognized based on temporary differences between the financial statement and tax bases of assets and liabilities using currently enacted tax rates.

No provision for federal or state income taxes has been recorded, as the Company incurred net operating losses for all periods presented. As of December 31, 2000, the Company has net operating loss carryforwards of approximately $73,835,000 available to reduce future federal and state income taxes, if any. If not utilized, these carryforwards expire at various dates through 2020. If substantial changes in the Company's ownership should occur, as defined by
Section 382 of the Internal Revenue Code (the Code), there could be annual limitations on the amount of carryforwards which can be realized in future periods. The Company has completed several financings since its inception and believes that it may have incurred an ownership change as defined under the Code.

The approximate income tax effects of each type of temporary difference and carryforward are as follows:

                                                          DECEMBER 31,
                                                   ---------------------------
                                                       2000           1999
                                                   ------------   ------------
Net operating loss carryforwards.................  $ 29,534,000   $ 10,263,000
Other temporary differences......................     1,514,000        578,000
Valuation allowance..............................   (31,048,000)   (10,841,000)
                                                   ------------   ------------
                                                   $         --   $         --
                                                   ============   ============

The Company has recorded a 100% valuation allowance against the net deferred tax asset as of December 31, 2000 and 1999, because the future realizability of such asset is uncertain. The increase in the valuation allowance during these years primarily relates to the tax effects of the Company's net losses recorded in each year.

                                  IBASIS, INC.

(4) LONG-TERM DEBT

Long-term debt consists of the following as of December 31:

                                                        2000          1999
                                                    ------------   -----------
Convertible subordinated notes....................  $150,000,000   $        --
Capital lease obligations.........................    66,986,099    16,065,123
                                                    ------------   -----------
                                                     216,986,099    16,065,123
Less--Current portion.............................    26,105,842     4,376,280
                                                    ------------   -----------
                                                    $190,880,257   $11,688,843
                                                    ============   ===========

(a) CONVERTIBLE SUBORDINATED NOTES

In March of 2000, the Company sold $150.0 million of Convertible Subordinated Notes (the Notes) resulting in net proceeds to the Company of approximately $144.8 million. The Notes bear interest at 5 3/4% with interest payable on each March 15 and September 15, beginning September 15, 2000. The Notes mature
March 15, 2005 and are subordinated to the Company's capital lease obligations.

CONVERSION

The notes are convertible at any time prior to maturity into common stock at a conversion price of $86.14 per share, subject to adjustment upon certain events as defined in the note agreement.

PROVISIONAL REDEMPTION

The Company may redeem some or all of the notes at any time prior to March 20, 2003 if the price of the Company's common stock has exceeded 150% of the conversion price for at least 20 out of 30 consecutive trading days prior to redemption. If some or all of the notes are redeemed prior to March 20, 2003, the Company is required to make an additional payment on the redeemed notes equal to $152.54 per $1,000 note, less the amount of interest actually paid on the note.

OPTIONAL REDEMPTION

The Company may redeem some or all of the notes after March 20, 2003 at the following redemption prices for the 12-month periods beginning March 20, 2003, expressed as a percentage of principal amount: 102.3%, 101.15% and 100%, respectively. In each case, the Company will also pay accrued but unpaid interest up to, but excluding the redemption date.

REPURCHASE AT HOLDER'S OPTION

Upon a repurchase event, as defined in the Notes, the holder can require the Company to repurchase the Notes in cash, or at the Company's option upon satisfaction of certain conditions, in common stock, at 105% of the principal amount of the Notes, plus accrued and unpaid interest.

(b) CAPITAL LEASES

The Company has entered into an agreement with Cisco Systems Capital Corporation (the Leasing Agreement) under which the Company is able to finance up to $90,000,000 of equipment purchases. Each outstanding lease, under the Leasing Agreement, bears interest at an annual rate between 6.7% and 13.9% and has a 36-month term. As of December 31, 2000, the Company had approximately $42,000,000 available under the leasing agreement.

                                  IBASIS, INC.

(4) LONG-TERM DEBT (CONTINUED)
The Company has also entered into other capital leases with other vendors.

(c) LINE OF CREDIT

On June 18, 1999, the Company entered into a loan and security agreement (the Agreement) with a bank which provides for a revolving line of credit (the Revolver) and an equipment line of credit (the Equipment Line).

The Revolver, which allowed the Company to borrow up to $1,500,000, was renewed for one year in June 2000 with a maximum borrowing amount of $2,500,000. Borrowings under the Revolver, collateralized by substantially all assets of the Company, are payable at maturity and bear interest at the bank's prime rate (8.5% at December 31, 2000) plus 1% per annum. The Agreement requires the Company to maintain certain financial covenants including a minimum quick ratio, and maximum quarterly net loss requirement, as defined. The Company was in compliance with these covenants at December 31, 2000. The Agreement also prohibits the payment of dividends. At December 31, 2000 and 1999, there were no borrowings under the Revolver. However, the Company had $678,711 of letters of credit outstanding against the Revolver.

The Company borrowed $505,634 under the Equipment Line during 1999 for purposes of equipment purchases. Borrowings under the Equipment Line bear interest at the bank's prime rate (8.5% at December 31, 2000) plus 1.5% and are payable in 36 equal monthly installments of principal and interest through August 2002. The amounts under this facility have been included in Capital lease obligations in the table above as of December 31, 2000 and 1999.

(d) REPAYMENTS OF DEBT

Scheduled maturities of long-term debt as of December 31, 2000 are as follows:

                                                    CONVERTIBLE
                                        CAPITAL     SUBORDINATED
                YEAR                    LEASES         NOTES          TOTAL
                ----                  -----------   ------------   ------------
2001................................  $36,022,866   $         --   $ 36,022,866
2002................................   29,664,047             --     29,664,047
2003................................   13,895,241             --     13,895,241
2004................................           --             --             --
2005................................           --    150,000,000    150,000,000
                                      -----------   ------------   ------------
Total future minimum payments.......   79,582,154    150,000,000    229,582,154
Less: Amounts representing
interest............................   12,596,055             --     12,596,055
                                      -----------   ------------   ------------
Present value of minimum
repayments..........................   66,986,099    150,000,000    216,986,099
Less: Current portion of long-term
debt................................   26,105,842             --     26,105,842
                                      -----------   ------------   ------------
Long-term debt, net of current
portion.............................  $40,880,257   $150,000,000   $190,880,257
                                      ===========   ============   ============

(5) REDEEMABLE CONVERTIBLE PREFERRED STOCK

In August 1998, the Company sold 6,562,500 shares of Series B redeemable convertible preferred stock (Series B) for aggregate proceeds of $10,500,000. On July 12, 1999, the Company sold 5,744,103 shares of Series C redeemable convertible preferred stock (Series C) for aggregate proceeds of $25,101,740.

                                  IBASIS, INC.

(5) REDEEMABLE CONVERTIBLE PREFERRED STOCK (CONTINUED)
The rights, preferences and privileges of the Series B and Series C were as follows:

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

LIQUIDATION PREFERENCE

In the event of any voluntary or involuntary liquidation, dissolution or winding-up of the Company, the holders of Series B and Series C were entitled to be paid out of the assets available for distribution an amount equal to the greater of $1.60 and $4.37 per share, respectively, plus any declared but unpaid dividends or the amount that would be distributed to each preferred stockholder if all shares of Series B and Series C were converted to Class A common stock shares. If the assets of the Company were insufficient to pay the full preferential amounts to the preferred stockholders, the assets were to be distributed ratably among the outstanding shares of Series B and Series C in proportion to its aggregate liquidation preference amounts.

REDEMPTION

At any time on or after August 26, 2003, upon receipt of written request for redemption from holders of at least 60% of the shares of Series B or Series C then outstanding, the Company was to redeem all of the outstanding shares of Series B and Series C in three equal annual installments at a redemption price of $1.60 and $4.37 per share, respectively, plus any declared but unpaid dividends. For the purpose of redemption, the Series B and Series C would have had an annual 6% accrued dividend. As of the closing of the initial public offering, cumulative dividends on Series B and Series C totaled $1,239,571. These dividends are not included for purposes of conversion. Upon the initial public offering the Series B and Series C converted into Class A common stock and, therefore, these dividends were reclassified to additional paid-in capital in the consolidated balance sheet as of December 31, 1999.

CONVERSION

Upon the closing of the Company's initial public offering, all of the outstanding shares of Series B and Series C automatically converted into 6,562,500 and 5,744,103 shares of Class A common shares, respectively.

                                  IBASIS, INC.

(6) STOCKHOLDERS' EQUITY

(a) AUTHORIZED CAPITAL STOCK

Effective July 12, 1999, the authorized capital stock of the Company increased to 45,406,875, consisting of 31,500,000 shares of common stock, $0.001 par value per share, of which 30,000,000 and 1,500,000 shares were designated Class A common stock (Class A) and Class B common stock (Class B), respectively, and 13,906,875 shares of preferred stock, $0.001 par value per share, of which 1,256,875 shares were designated Series A convertible preferred stock
(Series A), 6,875,000 shares were designated Series B and 5,775,000 shares were designated Series C.

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

Subsequently, all outstanding shares of Class A common stock were converted into 23,738,353 shares of $0.001 par value Common Stock.

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

LIQUIDATION PREFERENCE

In the event of any voluntary or involuntary liquidation, dissolution or winding-up of the Company, the holders of Series A were entitled to be paid out of the assets available for distribution an amount equal to the greater of $3.00 per share plus any declared but unpaid dividends or the amount that would have been distributed to each preferred stockholder if all shares of Series A were converted to Class A

                                  IBASIS, INC.

(6) STOCKHOLDERS' EQUITY (CONTINUED)
common shares. If the assets of the Company were insufficient to pay the full preferential amounts to the preferred stockholders, the assets were to be distributed ratably among the outstanding shares of, first, Series B, and second, Series A, in proportion to their aggregate liquidation preference amounts.

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

LIQUIDATION PREFERENCE

In the event of any voluntary or involuntary liquidation, dissolution or winding-up of the Company, and subject to the preferential rights of the holders of Series A and B, the holders of Class B had a liquidation preference over the holders of Class A of $0.33 per share less any Priority Dividend previously paid. The holders of Class A were then entitled to a distribution amount of $0.33 per share. Any remaining assets of the Company were to be distributed ratably among the holders of Class A and Class B. If assets of the Company were insufficient to pay the full amount to the common stockholders, the assets were to be distributed ratably among the common stockholders in proportion to, and in order of their rights to, their aggregate liquidation amounts.

CONVERSION

Upon the completion of the Company's initial public offering, all 6,060,000 shares of Class A common stock and all 1,500,000 shares of Class B common stock were converted into 6,060,000 and 1,500,000 shares of common stock, respectively.

RESTRICTED STOCK AWARD

In connection with a restricted stock award, the Company signed an agreement with one of its employees stipulating that if the shareholder's employment with the Company terminates, the Company will have the right to repurchase any unvested shares for $0.0333 per share, which was the fair value of

                                  IBASIS, INC.

(6) STOCKHOLDERS' EQUITY (CONTINUED)
the stock on the date of grant. The shares vest at a rate of 25% per year. At December 31, 2000, there were 11,250 unvested shares under this agreement.

(d) STOCK INCENTIVE PLAN

The Company's 1997 Stock Incentive Plan (the Plan) provides for the granting of restricted stock awards and incentive stock options (ISOs) and nonqualified options to purchase up to 5,700,000 shares of Common Stock to key employees, directors and consultants. Under terms of the Plan, the exercise price of options granted shall be determined by the Board of Directors and for ISOs shall not be less than fair market value of the stock on the date of grant. Options vest quarterly in 16 equal installments, provided that no options shall vest during the optionee's first year of employment. The term of each stock option shall be determined by the Board of Directors, but shall not exceed 10 years from the date of grant.

The following table summarizes the option activity for the years ended December 31, 1998, 1999 and 2000:

                                                                        WEIGHTED
                                                           EXERCISE     AVERAGE
                                              NUMBER OF    PRICE PER    EXERCISE
                                               SHARES        SHARE       PRICE
                                              ---------   -----------   --------
Outstanding, December 31, 1997..............    342,300   $      0.03    $0.03
  Granted...................................  1,186,600     0.50-1.10     0.70
  Terminated................................   (200,000)         0.50     0.50
                                              ---------   -----------    -----
Outstanding, December 31, 1998..............  1,328,900     0.03-1.10     0.56
  Granted...................................  2,028,600    1.00-37.94     6.13
  Exercised.................................   (206,125)    0.03-0.50     0.14
  Terminated................................   (203,650)   0.50-37.94     1.27
                                              ---------   -----------    -----
Outstanding, December 31, 1999..............  2,947,725    0.03-37.94     4.37
  Granted...................................  2,175,000    4.13-74.63    12.91
  Exercised.................................   (511,702)   0.03-13.50     1.30
  Terminated................................   (371,940)   0.50-74.63     7.95
                                              ---------   -----------    -----

Outstanding, December 31, 2000..............  4,239,083   $0.03-74.63    $8.76
                                              =========   ===========    =====

Exercisable, December 31, 2000..............    854,528   $0.03-37.94    $4.88
                                              =========   ===========    =====

                                  IBASIS, INC.

(6) STOCKHOLDERS' EQUITY (CONTINUED)
The following table summarizes information relating to currently outstanding and exercisable stock options as of December 31, 2000:

                                  OUTSTANDING                     EXERCISABLE
                      ------------------------------------   ----------------------
                                     WEIGHTED
                                      AVERAGE
                                     REMAINING    WEIGHTED                 WEIGHTED
     RANGE OF                       CONTRACTUAL   AVERAGE                  AVERAGE
     EXERCISE           OPTIONS        LIFE       EXERCISE     OPTIONS     EXERCISE
      PRICES          OUTSTANDING   (IN YEARS)     PRICE     OUTSTANDING    PRICE
-------------------   -----------   -----------   --------   -----------   --------
$              0.03       39,000        6.61       $ 0.03        2,943      $ 0.03
          0.50-0.65      287,088        7.60         0.55      152,786        0.54
          1.00-1.50      506,620        8.50         1.16      213,638        1.13
          4.00-5.00    1,298,364        9.03         4.36      286,892        4.39
        11.00-14.85    2,027,411        9.38        13.37      186,944       11.90
        28.75-37.94       51,300        8.98        31.62       11,325       31.64
              46.13        6,000        9.05        46.13           --          --
        71.00-74.63       23,300        9.07        73.07           --          --
                       ---------                               -------
                       4,239,083                               854,528
                       =========                               =======

At December 31, 2000, options to purchase 743,090 common shares were available for future grants under the Plan.

The Company applies the accounting provisions prescribed in APB No. 25 and related interpretations. During September 1999, the Company issued stock options with an exercise price less than the fair market value of the common stock as determined for accounting purposes. Accordingly, total deferred compensation related to these stock options of approximately $2,384,000 was recorded during the year ended December 31, 1999 and is being amortized over four years, the vesting period of the options. Amortization of deferred compensation of approximately $596,000 and $184,000 has been recognized as an expense in the year ended December 31, 2000 and 1999, respectively. Prior to September 1999, the Company had not issued stock options with an exercise price less than the fair market value. During 2000, the Company accelerated vesting on 118,750 options to purchase common stock in relation to a severance agreement with an employee. Accordingly, the Company recorded non-cash compensation expense of approximately $352,000 which is included in general and administrative expenses in the accompanying consolidated statement of operations.

(e) EMPLOYEE STOCK PURCHASE PLAN

On September 9, 1999, the Company's board of directors and stockholders approved the 1999 iBasis, Inc. employee stock purchase plan (the Purchase Plan), which enables eligible employees to acquire shares of the Company's common stock through payroll deductions. The Purchase Plan is intended to qualify as an employee stock purchase plan under Section 423 of the Internal Revenue Code. The offering periods under the Purchase Plan start on January 1 and July 1 of each year and end on June 30 and December 31 of each year, unless otherwise determined by the board of directors. During each offering period, an eligible employee may select a rate of payroll deduction from 1% to 10% of compensation, up to an aggregate of $12,500 in any offering period. The purchase price for common stock purchased under the Purchase Plan is 85% of the lesser of the fair market value of the shares on the first or last day of the offering period. An aggregate of 500,000 shares of common stock have been

                                  IBASIS, INC.

(6) STOCKHOLDERS' EQUITY (CONTINUED)
reserved for issuance under the Purchase Plan. In July 2000, the Company issued 7,759 shares under the Purchase Plan.

(f) PREFERRED STOCK WARRANTS

During 1997 and 1998, the Company issued 58,125 warrants to purchase its common stock. During 2000, 14,257 of these options with an exercise price of $1.00 were exercised. As of December 31, 2000, 43,868 warrants with exercise prices of $1.00 were outstanding and exercisable.

(g) STOCK-BASED COMPENSATION

SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, which requires the measurement of the fair value of stock options or warrants to be included in the consolidated statements of operations or disclosed in the notes to the consolidated financial statements. The Company has determined that it will continue to account for stock-based compensation for employees under the APB Opinion No. 25 and elect the disclosure-only alternative under SFAS No. 123 for options granted in 2000, 1999, and 1998, using the Black-Scholes option pricing model prescribed by SFAS No. 123.

The weighted average assumptions and resulting fair value of options granted are as follows:

                                                             DECEMBER 31,
                                               -----------------------------------------
                                                  2000          1999            1998
                                               ----------   -------------   ------------
Risk-free interest rate......................  6.19%        5.77%           4.99%
Expected dividend yield......................  --           --              --
Expected lives...............................  5 years      5 years         5 years
Volatility...................................  146%         61%             60%
Weighted average remaining contractual
  life.......................................  8.96 years   9.20 years      9.49 years
Weighted average fair value of options
  granted....................................  $11.76       $4.90           $0.39

Had compensation expense from the Company's stock incentive plan been determined consistent with SFAS No. 123, net loss and net loss per share would have been approximately as follows:

                                                     DECEMBER 31,
                                       -----------------------------------------
                                           2000           1999          1998
                                       ------------   ------------   -----------
Net loss applicable to common
  stockholders--
  As reported........................  $(62,291,588)  $(22,106,881)  $(5,945,708)
  Pro forma..........................   (69,655,809)   (22,667,437)   (5,979,305)
Basic and diluted net loss per
  share--
  As reported........................  $      (1.85)  $      (2.29)  $     (0.99)
  Pro forma..........................         (2.07)         (2.35)        (0.99)

                                  IBASIS, INC.

(7) COMMITMENTS

The Company leases its facilities and certain equipment under operating leases that expire through 2009. The approximate future minimum payments under these leases as of December 31, 2000 are as follows:

                                                                MINIMUM
YEAR                                                            PAYMENT
----                                                          -----------
2001........................................................  $ 4,706,000
2002........................................................    4,496,000
2003........................................................    2,409,000
2004........................................................    1,752,000
2005........................................................    1,299,000
Thereafter..................................................    4,257,000
                                                              -----------
Total future minimum lease payments.........................  $18,919,000
                                                              ===========

Rent expense included in the consolidated statements of operations was approximately $3,742,000, $640,000, $69,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

(8) SEGMENT AND GEOGRAPHIC INFORMATION

The Company has adopted SFAS No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION, which establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS No. 131 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and assess performance. The Company's chief decision-maker, as defined under SFAS No. 131, is a combination of the Chief Executive Officer and the Chief Financial Officer. To date, the Company has viewed its operations and manages its business as principally one segment, international telecommunication services. Associated services are not significant. As a result, the financial information disclosed herein represents all of the material financial information related to the Company's principal operating segment.

The following table represents percentage revenue from individual countries:

                                                                  YEAR ENDED
                                                                 DECEMBER 31,
                                                        ------------------------------
                                                          2000       1999       1998
                                                        --------   --------   --------
US....................................................      97%        95%        86%
Hong Kong.............................................       2         --         --
Other.................................................       1          5         14
                                                          ----       ----       ----
                                                           100%       100%       100%
                                                          ----       ----       ----

                                  IBASIS, INC.

(8) SEGMENT AND GEOGRAPHIC INFORMATION (CONTINUED)
The following table represents percentage of minute revenue for traffic sent to the specified geographic destinations:

                                                                  YEAR ENDED
                                                                 DECEMBER 31,
                                                        ------------------------------
                                                          2000       1999       1998
                                                        --------   --------   --------
Asia..................................................      41%        49%        56%
Latin America.........................................      23         22         14
Europe................................................      18          7         --
Middle East...........................................      14         18         14
United States.........................................       2          1         12
Other.................................................       2          3          4
                                                          ----       ----       ----
                                                           100%       100%       100%
                                                          ----       ----       ----

(9) RELATED PARTY

For the years ended December 31, 1999 and 1998, the Company paid approximately $289,000 and $415,000, respectively, to a related party, Microworld Limited for services rendered. These fees paid to this related party are included in data communications and telecommunications costs in the accompanying consolidated statements of operations.

(10) MERGER AGREEMENT

During December 2000, iBasis, Inc. and PriceInteractive, Inc. entered into a merger agreement pursuant to which PriceInteractive, Inc. will be merged with and into a wholly-owned subsidiary of iBasis. As a result of the merger, iBasis expects to issue an aggregate of approximately 10.2 million shares of iBasis common stock, and approximately $46.0 million in cash, to the holders of the issued and outstanding capital stock of PriceInteractive and "vested" options to acquire PriceInteractive common stock. The actual number of shares of iBasis common stock issued upon the closing of the merger is subject to increase as defined in the merger agreement. iBasis will also assume all outstanding unvested options to purchase PriceInteractive common stock up to a maximum number, which will become options to purchase iBasis common stock and cash in the same ratio as the outstanding shares of PriceInteractive stock convert into iBasis common stock and cash. The number of shares issuable upon exercise of options to be assumed will also increase if the number of shares to be issued at the closing of the merger increases, or if the market price of the iBasis common stock changes. The merger will be completed in the first quarter of 2001, subject to stockholder approval. The acquisition of PriceInteractive will be accounted for using the purchase method of accounting.

In connection with the execution of the merger agreement, the Company loaned $10.0 million to PriceInteractive, in the form of a convertible subordinated promissory note. The loan has been recorded as an amount due from PriceInteractive in the accompanying consolidated balance sheet. In the event that the merger is not consummated, the note will convert into a specified number of shares of PriceInteractive common stock. In the event that the merger does not close before February 28, 2001 and the merger agreement has not been terminated, the Company will be required to make an additional loan of $5.0 million to PriceInteractive.

In accordance with APB Opinion No. 16, the Company will allocate the purchase price to tangible and intangible assets, based on the estimate of the fair value of the net assets acquired to be determined by an independent appraisal. The following allocation of the aggregate purchase price is preliminary and

                                  IBASIS, INC.

(10) MERGER AGREEMENT (CONTINUED)
subject to adjustment, based on the final determination of the fair value of the stock issued by the Company and the net assets acquired. In addition, the following does not consider any deferred income taxes which may be required for the non-goodwill purchased intangibles as the independent appraisal is not complete at this time.

Based upon the closing price of iBasis, Inc.'s stock of $5.03 as of February 20, 2001, iBasis, Inc. will pay approximately $102.1 million in aggregate consideration to acquire PriceInteractive, Inc. The total purchase price will be allocated as follows:

                                                              (IN MILLIONS)
                                                              -------------
Cash, Cash Equivalents and Short Term Investments...........     $   12.5
Other Current Assets........................................          8.3
Property and Equipment......................................          9.8
Goodwill and Other Purchased Intangibles....................         71.1
Other Assets................................................          0.1
Current Liabilities.........................................         (7.7)
Long Term Debt..............................................        (13.1)
In-process Research and Development.........................         21.1
                                                                 --------
Total Purchase Price........................................     $  102.1
                                                                 ========

Unaudited pro forma operating results for the Company, assuming the acquisition of PriceInteractive had occurred as of January 1, 2000 are as follows:

Net revenue.................................................  $ 72,294,736
Net loss....................................................   (98,600,627)
Net loss per share..........................................  $      (2.23)

For purposes of these pro forma operating results, the acquired in-process research and development costs were assumed to have been written off prior to December 31, 2000.

(11) VALUATION AND QUALIFYING ACCOUNTS

The following is a rollforward of the Company's allowance for doubtful accounts:

                                  BALANCE AT
YEAR ENDED                       BEGINNING OF                             BALANCE AT
DECEMBER 31,                         YEAR       ADDITIONS    DEDUCTIONS   END OF YEAR
------------                     ------------   ----------   ----------   -----------
1998...........................    $     --     $  126,741    $     --    $  126,741
1999...........................     126,741        510,380      (4,000)      633,121
2000...........................     633,121      1,944,560    (398,313)    2,179,368

                                    PART III

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information required by Part III, Item 10, regarding iBasis's directors may be found in iBasis's Proxy Statement relating to iBasis's annual meeting of stockholders to be held on May 31, 2001, and is incorporated herein by reference. Information relating to compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, may be found in the Proxy Statement and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

Information required by Part III, Item 11, may be found in iBasis's Proxy Statement relating to iBasis's annual meeting of stockholders to be held on May 31, 2001, and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information required by Part III, Item 12, may be found in iBasis's Proxy Statement relating to iBasis's annual meeting of stockholders to be held on May 31, 2001, and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information regarding certain of iBasis's relationships and related transactions may be found in iBasis's Proxy Statement relating to iBasis's annual meeting of stockholders to be held on May 31, 2001, and is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)LIST OF DOCUMENTS FILED AS A PART OF THIS ANNUAL REPORT:

    (1) FINANCIAL STATEMENTS:

    - Report of Independent Public Accountants

    - Consolidated Balance Sheets as of December 31, 1998 and 1999

    - Consolidated Statements of Operations for the Years Ended December 31, 1997, 1998
       and 1999

    - Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders' Equity
       (Deficit) for the Years Ended December 31, 1997, 1998 and 1999

    - Consolidated Statements of Cash Flows for the Years Ended December 31, 1997, 1998
       and 1999

    - Notes to Consolidated Financial Statements

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

       EXHIBIT
       NUMBER                                   DESCRIPTION
---------------------   ------------------------------------------------------------
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

(b) REPORTS ON FORM 8-K DURING THE FOURTH QUARTER OF FISCAL 2000:

None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 26, 2001                                IBASIS, INC.

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