Form 10-Q
period 2001-03-31
IBASIS INC
filed 2001-05-15
CIK 1091756

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the Quarterly Period Ended MARCH 31, 2001

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

YES   X       NO
    -----        -----

As of May 11, 2001, there were 44,944,026 shares of the Registrant's Common Stock, par value $0.001 per share, outstanding.

                                  IBASIS, INC.
                                      Index


                                                                                             PAGE
PART I - FINANCIAL INFORMATION

Item 1 - Condensed Financial Statements

          Consolidated Balance Sheets at March 31, 2001(unaudited) and
             December 31, 2000                                                                  2

          Consolidated Statements of Operations for the Three Months Ended
             March 31, 2001 and 2000 (Unaudited)                                                3

          Condensed Consolidated Statements of Cash Flows for the Three Months Ended
             March 31, 2001 and 2000 (Unaudited)                                                4

          Notes to Condensed Consolidated Financial Statements (Unaudited)                    5-7

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of
             Operations                                                                      8-13

Item 3 - Quantitative and Qualitative Disclosures About Market Risk                            13


PART II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K                                                      14

          Signature                                                                            15

                                  IBASIS, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                                               MARCH 31,                 DECEMBER 31,
                                                                                 2001                       2000
                                                                                 ----                       ----
                                                                              (unaudited)
                                     ASSETS
Current assets:
   Cash and cash equivalents                                                 $ 183,653,641               $208,180,625
   Marketable securities                                                         5,021,282                 77,146,773
   Accounts receivable, net of allowance of approximately $8.6 million
     and $2.2 million, respectively                                             22,201,910                 17,343,294
   Prepaid expenses and other current assets                                    11,224,560                  5,883,560
                                                                             -------------               ------------
           Total current assets                                                222,101,393                308,554,252
                                                                             -------------               ------------

Property and equipment, at cost:
   Equipment under capital lease                                                47,050,401                 44,765,170
   Network equipment                                                            41,757,661                 24,702,891
   Construction in process                                                      41,556,997                 38,991,409
   Computer software                                                             7,565,387                  5,749,908
   Leasehold improvements                                                        3,401,257                  3,181,840
   Furniture and fixtures                                                        1,275,798                    680,276
                                                                             -------------               ------------
                                                                               142,607,501                118,071,494
   Less--Accumulated depreciation and amortization                             (25,119,260)               (18,201,384)
                                                                             -------------               ------------
                                                                               117,488,241                 99,870,110

Goodwill and other purchased intangible assets, net of accumulated
   amortization of approximately $2.4 million and 0, respectively               82,762,047                         --
Deferred debt financing costs, net of accumulated amortization of
   approximately $1,075,000 and $816,000, respectively                           4,098,055                  4,356,708
Long term investments in marketable securities                                  34,615,698                 15,000,000
Long term investment in nonmarketable security                                   5,000,000                  5,000,000
Due from PriceInteractive, Inc.                                                         --                 10,000,000
Other assets                                                                     3,237,883                  5,036,649
                                                                             -------------               ------------
                                                                             $ 469,303,317               $447,817,719
                                                                             =============               ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                          $   6,662,669               $  9,080,409
   Accrued expenses                                                             18,046,057                 14,855,026
   Deferred revenue                                                              1,830,573                         --
   Long term debt, current portion                                              31,702,709                 26,105,842
                                                                             -------------               ------------
           Total current liabilities                                            58,242,008                 50,041,277
                                                                             -------------               ------------

Long term debt, net of current portion                                         188,399,391                190,880,257

Stockholders' equity:
   Common stock, $.001 par value, authorized--85,000,000 shares, issued
    and outstanding--44,918,191 and 34,203,083, respectively                        44,918                     34,203
   Additional paid-in capital                                                  369,111,765                298,572,842
   Deferred compensation                                                        (3,241,680)                (1,604,462)
   Accumulated deficit                                                        (143,253,085)               (90,106,398)
                                                                             -------------               ------------
           Total stockholders' equity                                          222,661,918                206,896,185
                                                                             -------------               ------------
                                                                              $469,303,317               $447,817,719
                                                                             =============               ============

         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED
                       CONSOLIDATED FINANCIAL STATEMENTS.

                                  IBASIS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                              THREE MONTHS ENDED MARCH 31,
                                                                              ----------------------------
                                                                             2001                     2000
                                                                             ----                     ----
Net revenue:
   Data communications and telecommunications                            $ 26,020,320             $  9,725,492
   Professional services                                                    1,032,914                       --
                                                                         ------------             ------------
Total net revenue                                                          27,053,234                9,725,492
Operating expenses:
   Data communications and telecommunications                              23,798,163               10,080,503
   Professional services                                                      393,343                       --
   Research and development                                                 5,477,523                2,819,009
   Selling and marketing                                                    6,083,229                3,288,280
   General and administrative                                              10,633,598                3,809,602
   Depreciation and amortization                                            6,939,475                1,926,272
   Amortization of goodwill and other purchased intangible assets           2,364,630                       --
   Write-off of in-process research and development costs                  24,431,466                       --
                                                                         ------------             ------------
Total operating expenses                                                   80,121,427               21,923,666
                                                                         ------------             ------------
   Loss from operations                                                   (53,068,193)             (12,198,174)
Interest income                                                             4,013,001                2,451,292
Interest expense                                                           (3,893,323)                (909,265)
Income taxes                                                                 (198,174)                      --
                                                                         ------------             ------------
   Net loss                                                              $(53,146,689)            $(10,656,147)
                                                                         ============             ============

Net loss per share before acquisition-related and non-cash
   compensation charges (1):
   Basic and diluted net loss per share                                  $      (0.69)            $      (0.33)
                                                                         ============             ============
   Basic and diluted weighted average common
     shares outstanding                                                    37,866,350               32,205,878
                                                                         ============             ============

Net loss per share:
   Basic and diluted net loss per share                                  $      (1.40)            $      (0.33)
                                                                         ============             ============
   Basic and diluted weighted average common
     shares outstanding                                                    37,866,350               32,205,878
                                                                         ============             ============


(1) The calculation of net loss per share before acquisition-related and non-cash compensation charges does not include the one-time write-off of in-process research and development costs nor the amortization of goodwill and other purchased intangible assets associated with the acquisition of PriceInteractive Inc. All non-cash compensation charges associated with the issuance of stock options are also not included within the calculation.


         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED
                       CONSOLIDATED FINANCIAL STATEMENTS.

                                  IBASIS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                  THREE MONTHS ENDED MARCH 31,
                                                                                  ----------------------------
                                                                                  2001                   2000
                                                                                  ----                   ----
Cash flows from operating activities:
    Net loss                                                                  $(53,146,689)          $(10,656,147)
    Adjustments to reconcile net loss to net cash used in
       operating activities
       Write-off of in-process research and development costs                   24,431,466                     --
       Amortization of goodwill and other purchased intangible assets            2,364,630                     --
       Depreciation and amortization                                             6,939,475              1,926,272
       Amortization of deferred debt financing costs                               258,653                 43,271
       Amortization of deferred compensation                                       196,960                149,021
       Changes in current assets and liabilities (exclusive of the acquisition of PriceInteractive, Inc. (see Note 2):
          Accounts receivable, net                                              (1,017,635)              (859,804)
          Prepaid expenses and other current assets                             (1,272,129)              (804,918)
          Accounts payable                                                      (3,219,491)               127,716
          Accrued expenses                                                      (4,961,112)             1,631,089
          Deferred revenue                                                        (552,561)                    --
                                                                              ------------           ------------
             Net cash used in operating activities                             (29,978,433)            (8,443,500)
                                                                              ------------           ------------

Cash flows from investing activities:
    Cash paid in connection with the acquisition of PriceInteractive
       Inc, net of cash acquired                                               (33,694,416)                    --
    Decrease (increase) in current marketable securities                        71,692,753            (39,000,000)
    Increase in long-term marketable securities                                (18,752,968)                    --
    Purchases of property and equipment                                        (10,719,417)            (8,354,168)
    Decrease in other assets                                                     1,117,062                 16,776
                                                                              ------------           ------------
             Net cash provided by (used in) investing activities                 9,643,014            (47,337,392)
                                                                              ------------           ------------

Cash flows from financing activities:
    Net proceeds from secondary offering of stock                                       --            140,493,000
    Net proceeds from issuance of bonds                                                 --            144,983,475
    Proceeds from exercise of stock options                                        556,040                 88,396
    Proceeds from issuance of shares related to
       employee stock purchase plan                                                211,651                     --
    Payments on capital lease obligations                                       (4,959,256)              (621,493)
                                                                              ------------           ------------
             Net cash (used in) provided by financing activities                (4,191,565)           284,943,378
                                                                              ------------           ------------

Net (decrease) increase in cash and cash equivalents                           (24,526,984)           229,162,486

Cash and cash equivalents, beginning of period                                 208,180,625            123,665,961
                                                                              ------------           ------------

Cash and cash equivalents, end of period                                      $183,653,641           $352,828,447
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

The consolidated balance sheet presented as of December 31, 2000, has been derived from the consolidated financial statements that have been audited by the Company's independent public accountants. The unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to those rules and regulations, but the Company believes that the disclosures are adequate to make the information presented not misleading. The condensed consolidated financial statements and notes included herein should be read in conjunction with the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

(2)  Acquisition of PriceInteractive Inc.

On February 27, 2001, the Company completed its acquisition of all of the outstanding capital stock and options of PriceInteractive Inc. ("PriceInteractive"). The acquisition was accounted for using the purchase method of accounting and, accordingly, the results of operations for PriceInteractive have been included within the consolidated results of the Company since the acquisition date. The aggregate purchase price, which was comprised of cash, common stock and options to purchase common stock, was allocated to the tangible and intangible assets of PriceInteractive based upon the fair value of such assets acquired. Fair value was determined by an independent appraisal.

The Company recorded goodwill equal to the excess of the total consideration paid over the fair value of the net assets acquired. The goodwill and other purchased intangible assets are being amortized over three years, the estimated useful life.

A summary of the total consideration and the allocation of the aggregate purchase price is as follows:


Purchase Price:
   Cash paid                                                    $ 47,078,041
   Accrued professional fees and other costs                       3,537,531
   Fair value of common stock issued                              64,591,425
   Fair value of common stock options issued                       4,249,871
                                                                ------------
       Total purchase price                                     $119,457,668
                                                                ============

Allocation of Purchase Price:
   Cash and cash equivalents                                    $ 13,384,425
   Other current assets                                            8,241,325
   Property and equipment                                         10,324,865
   Goodwill and other purchased intangible assets                 85,126,677
   Other assets                                                       38,277
   Current liabilities                                            (9,105,263)
   Long term debt                                                (12,984,104)
   In-process research and development                            24,431,466
                                                                ------------
       Total allocation of purchase price                       $119,457,668
                                                                ============


The following unaudited pro forma information presents the results of the Company's operations for the three months ended March 31, 2001 as if the acquisition of PriceInteractive had occurred on January 1, 2001:

    Net revenue                                                     $30,604,031
                                                                    ===========
    Net loss                                                        $59,239,421
                                                                    ===========
    Basic and diluted net loss per share                            $     (1.36)
                                                                    ===========
    Basic and diluted weighted average common shares outstanding     43,680,128
                                                                    ===========

The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the actual results of operations had the acquisition taken place as of January 1, 2001. Furthermore, the pro forma results do not give effect to all cost savings or incremental costs which may occur as a result of the integration and consolidation of the businesses.

(3)  Long term debt

Long term debt consists of the following:


                                                                  MARCH 31,        DECEMBER 31,
                                                                    2001              2000
                                                                    ----              ----
      5-3/4% Convertible Subordinated Notes, due 2005           $150,000,000      $150,000,000
      Capital lease and other obligations                         70,102,100        66,986,099
                                                                ------------      ------------
                                                                 220,102,100       216,986,099
      Less: current portion                                       31,702,709        26,105,842
                                                                ------------      ------------
      Long term debt, net of current portion                    $188,399,391      $190,880,257
                                                                ============      ============

(4)  Net Loss Per Share

In accordance with Statement of Financial Accounting Standards No. 128, Earnings Per Share, basic net loss per common share is calculated by dividing net loss by the weighted average number of common shares outstanding. The calculation of diluted net loss per share is consistent with that of basic net loss per share but gives effect to all dilutive potential common shares (that is, securities such as options, warrants or convertible securities) that were outstanding during the period, unless the effect is antidilutive. For the quarters ended March 31, 2001 and 2000, 2,546,356 and 2,639,701 potential common shares, respectively, have been excluded from the calculation of diluted net loss per share, as their effects are antidilutive.

The following table reconciles the weighted average common shares outstanding to the shares used in the computation of basic and diluted weighted average common shares outstanding:


                                                                    THREE MONTHS ENDED MARCH 31,
                                                                    ----------------------------
                                                                      2001                2000
                                                                      ----                ----
       Weighted average common shares outstanding
                                                                   38,246,467          32,228,378
       Less:  Weighted average unvested common shares
            outstanding                                              (380,117)            (22,500)
                                                                   ----------          ----------
       Basic and diluted weighted average common shares
            outstanding                                            37,866,350          32,205,878
                                                                   ==========          ==========

(5)  Subsequent Event- Cost Reduction Measures

In April 2001, the Company announced cost reduction measures to better position the organization to meet its strategic goals. The Company anticipates to take an aggregate charge in its second quarter financial statements of approximately $35 million. Of this amount, approximately $33 million is related to the write-off of fixed assets and associated contractual obligations relating to certain non-revenue generating Internet Central Offices and data centers. The remaining $2 million of this charge is related to the elimination of 84 employees across the Company's research and development, selling and marketing, and general and administrative functions.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the Company's financial condition and results of operations for the three months ended March 31, 2001 and 2000 should be read in conjunction with the condensed consolidated financial statements and footnotes for the three months ended March 31, 2001 included herein, and the year ended December 31, 2000, included in the Company's Annual Report on Form 10-K.

This section and other parts of this Form 10-Q contain forward-looking statements that involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in the subsection entitled "Factors That May Affect Future Results and Financial Condition" below. The following discussion should be read in conjunction with the Company's Annual Report on Form 10-K and the condensed consolidated financial statements and notes thereto included elsewhere in this Form 10-Q. All information is based on the Company's fiscal calendar.

FACTORS THAT MAY AFFECT FUTURE RESULTS AND FINANCIAL CONDITION

The Company operates in a rapidly changing environment that involves a number of uncertainties, some of which are beyond the Company's control. In addition to the uncertainties described elsewhere in this report, there are many factors that will affect the Company's future results and business, which may cause the actual results to differ from those currently expected. The Company's future operating results and financial condition are dependent upon the Company's ability to successfully develop, manufacture, and market technologically innovative products and services in order to meet dynamic customer demand patterns. Inherent in this process are a number of factors that the Company must successfully manage in order to achieve favorable future operating results and a favorable financial condition. Potential risks and uncertainties that could affect the Company's future operating results and financial condition include, among other things, continued competitive pressures in the marketplace and the effect of any reaction by the Company to such competitive pressures, including pricing actions by the Company; risks associated with international operations, including economic and labor conditions, regional economic problems, political instability, tax laws, and currency fluctuations; increasing dependence on third-parties key services on terms acceptable to the Company; the continued availability of certain components and services essential to the Company's business currently obtained by the Company from sole or limited sources, and the final assembly of certain of the Company's products and services; the Company's ability to supply products and services in certain categories; the Company's ability to supply products and services free of latent defects or other faults; the Company's ability to make timely delivery to the marketplace of technological innovations, including its ability to continue to make timely delivery of planned enhancements; the availability of third-party software for particular applications; the Company's ability to attract, motivate and retain key employees; the Company's ability to successfully integrate the operations from the recent acquisition the effect of previously undetected Y2K compliance issues; managing the continuing impact of the European Union's transition to the Euro as its common legal currency; continuing fluctuations in the fair value of the Company's non-current debt and equity investments, and the Company's ability to retain the operational and cost benefits derived from its recently completed restructuring programs. For a discussion of these and other factors affecting the Company's future results and financial condition, see "Item 7 -- Management's Discussion and Analysis -- Factors That May Affect Future Results and Financial Condition" in the Company's 2000 Form 10-K.

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

On February 27, 2001, the Company completed its previously announced acquisition of privately held PriceInteractive Inc. a leading Speech Application Service Provider (ASP) whose products and services give enterprises and service providers the ability to speech-enable business-critical, customer-facing solutions, such as e-commerce, call-center, employee self-service, product and sales information, customer care and other interactive applications. Connecting these services to The iBasis Network, with its global reach and reduced network costs, should increase the value and scope of the solutions PriceInteractive provides to its large enterprise and carrier customers. By leveraging The iBasis Network and its global footprint with these hosted speech-enabled services, iBasis also expects to accelerate its revenue generation from enhanced services. The acquisition of PriceInteractive is an important step in iBasis' strategy to enhance the capabilities of its global VoIP infrastructure with its new, speech-enabled solutions that connect mobile and fixed phone users to Web-based applications and services. The acquisition was accounted for using the purchase method of accounting and, accordingly, the results of operations for PriceInteractive have been included within the consolidated results of the Company since the acquisition date.

In April 2001, the Company announced cost reduction measures to better position the organization to meet its strategic goals. The Company anticipates to take an aggregate charge in its second quarter financial statements of approximately $35 million. Of this amount, approximately $33 million is related to the write-off of fixed assets and associated contractual obligations relating to certain non-revenue generating Internet Central Offices and data centers. The remaining $2 million of this charge is related to the elimination of 84 employees across the Company's research and development, selling and marketing, and general and administrative functions.

RESULTS FROM OPERATIONS - THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO MARCH 31, 2000

DATA COMMUNICATIONS AND TELECOMMUNICATIONS REVENUE. Our primary source of data communications and telecommunications revenue is the fees that we receive from customers for completing calls over our network. This revenue is dependent on the volume of voice and fax traffic carried over the network, which is measured in minutes. We charge our customers fees per minute of traffic that are dependent on the length and destination of the call and recognize this revenue in the period in which the call is completed. We also derive a limited amount of revenue from the sale of equipment to our customers. Most of the equipment sales are financed by us by offsetting termination fees otherwise payable to local service providers against the equipment purchase price until the full purchase price has been paid.

Our data communications and telecommunications revenue, which consists of voice and fax call completion services as well as the sale of telecommunications equipment, increased by $16.3 million to $26.0 million for the first quarter of 2001 from $9.7 million for the first quarter of 2000.

The increase in revenue from voice and fax call completion services to $25.1 million for the first quarter of 2001 from $9.6 million for the first quarter of 2000 was the result of the acquisition of PriceInteractive which contributed $1.5 million in voice and fax call completion services revenue. Further, voice and fax call completion services revenue increased as a result of the increase in traffic carried over the combined Company's network to 290.5 million minutes in the first quarter of 2001 from 85.2 million minutes in the first quarter of 2000. During the first quarter of 2001, PriceInteractive carried 12.8 million minutes over its network. Net revenue from the sale of equipment increased to $882,000 in the first quarter of 2001 from $100,000 in the first quarter of 2000.

PROFESSIONAL SERVICES REVENUE. Professional services revenue represents fees received from customers for providing professional services to design, develop and test speech applications. Professional service revenue is billed on an hourly basis and is dependent upon the number of employees engaged in the process of designing, developing, and testing speech and other interactive voice response (IVR) applications. The Company recognizes a portion of this revenue as services are performed and defers the remaining portion over the life of the hosting period. During the first quarter of 2001, the Company recognized $1.0 million in professional services revenue.

DATA COMMUNICATIONS AND TELECOMMUNICATIONS EXPENSES. Data communications and telecommunications expenses are comprised primarily of termination fees, purchased minutes, equipment expense and other expenses associated with data communications and telecommunications. Termination fees are paid to local service providers to terminate calls received from our network. This traffic is measured in minutes, and the per minute rates charged for terminating calls are negotiated with the local service provider and included in our contract with our local service provider. Should competition cause a decrease in our prices and, as a result our profit margins, our contracts with our providers provide us with the right to renegotiate the per minute termination fees. Purchased minutes are fees we pay to other telecommunications carriers for completing calls over the public circuit-switched network to destinations outside of our network, and as a back-up to our network when our proprietary Assured Quality Routing software indicates that either these carriers are needed to maintain the quality of our services or our capacity to a particular destination has been exceeded. The amount of these fees depends on the volume of voice and fax traffic carried over the public circuit-switched network, which is also measured in minutes of traffic. Presently, less than 10% of our traffic is completed using the public-switched telephone network as a backup to The iBasis Network. The per minute rate charge for purchased minutes is negotiated with public circuit-switched network carriers for each destination served. The primary direct expenses that we incur in selling our equipment are those incurred to purchase the component parts of our equipment from a variety of vendors. The equipment expenses vary based on the number of units contracted, assembled and sold in a particular period, and will increase as equipment sales increase. Other data communication and telecommunications expenses include charges for Internet access at our Internet Central Offices, fees for the fiber optic connections between our Internet offices and our customers and/or suppliers, facilities charges for overseas Internet access and phone lines to the primary telecommunications carriers in particular countries, and charges for the limited number of dedicated international private line circuits we use.

Data communications and telecommunications expenses increased by $13.7 million to $23.8 million for the first quarter of March 31, 2001 from $10.1 million for the first quarter of 2000. Combined termination fees and purchased minutes increased by $11.3 million to $19.2 million from $7.9 million as a result of the increase in traffic as described above. Further, data communications and telecommunications expenses increased as a result of the acquisition of PriceInteractive, which incurred $617,000 of these expenses during the first quarter of 2001. Equipment expenses directly related to equipment sales increased to $762,000 for the first quarter of 2001 from $100,000 for the first quarter of 2000. Other data communications and telecommunications expenses, including Internet access, public circuit-switched network access, and international private line charges, increased to $3.8 million for the first quarter of 2001 from $2.1 million for the first quarter of 2000. As a percentage of total revenue, data communications and telecommunications expenses decreased to 88% for the first quarter of 2001 from 104% for the first quarter of 2000. We expect data communications and telecommunication expenses to continue to decrease as a percentage of revenues as we increase utilization and efficiency of our network and achieve economies of scale.

PROFESSIONAL SERVICES EXPENSES. Professional services expenses represent direct labor costs incurred in the process of designing developing and testing speech and other IVR applications. During the first quarter of 2001, the Company incurred $393,000 of costs related to professional services.

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

Research and development expenses increased by $2.7 million to $5.5 million for the first quarter of 2001 from $2.8 million for the first quarter of 2000. This increase in research and development expenses is due principally to the continued expansion of The iBasis Network as well as an increase in personnel within the group to 259 as of March 31, 2001 from 114 as of March 31, 2000. As a percentage of total revenue, research and development expenses decreased to 20% for the first quarter of 2001 from 29% for the first quarter of 2000. We expect that research and development expenses will continue to decrease as a percentage of revenue.

SELLING AND MARKETING EXPENSES. Selling and marketing expenses include expenses relating to the salaries, payroll taxes, benefits and commissions that we pay for sales personnel and the expenses associated with the development and implementation of our promotion and marketing campaigns, including expenses relating to our outside public relations firm and industry analysts.

Selling and marketing expenses increased by $2.8 million to $6.1 million for the first quarter of 2001 from $3.3 million for the first quarter of 2000. This increase is primarily attributable to an increase in the number of personnel in the selling and marketing departments to 154 as of March 31, 2001 from 70 as of March 31, 2000. As a percentage of total revenue, selling and marketing expenses decreased to 23% for the first quarter of 2001 from 34% for the first quarter of 2000. We anticipate that selling and marketing expenses will continue to decrease as a percentage of revenue.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses include salary, payroll tax and benefit expenses and related costs for general corporate functions, including executive management, finance and administration, legal and regulatory, facilities, information technology and human resources.

General and administrative expenses increased by $6.8 million to $10.6 million for the first quarter of 2001 from $3.8 million for the first quarter of 2000. General and administrative expenses increased primarily due to an increase in the number of personnel in these functions to 108 as of March 31, 2001 from 55 as of March 31, 2000, an increase in consulting and professional fees for information technology initiatives and the increased use of outsourced billing services. In addition, general and administrative expenses include a charge for bad debt expenses in the first quarter of 2001, to build reserves that the Company believes will be sufficient to cover potential credit risk from non-tier one carriers. As a percentage of total revenue, general and administrative expenses was 39% for the first quarter of 2001 and for the first quarter of 2000. We expect general and administrative expenses to decrease as a percentage of sales as we leverage our current employee base through automation and other efficiency improvement projects.

DEPRECIATION AND AMORTIZATION EXPENSES. Depreciation and amortization expenses increased by $5.0 million to $6.9 million for the first quarter of 2001 from $1.9 million for the first quarter of 2000. This increase resulted from additional purchases of capital equipment and software that were needed to support our expanding network. As a percentage of total revenue, depreciation and amortization expense increased to 26% for the first quarter of 2001 from 20% for the first quarter of 2000. We expect depreciation and amortization expenses to decrease as a percentage of sales as we ramp revenues and utilization of The iBasis Network.

AMORTIZATION OF GOODWILL AND OTHER PURCHASED INTANGIBLE ASSETS. In connection with the acquisition of PriceInteractive, the Company recorded goodwill equal to the excess of the total consideration paid less the fair value of the net assets acquired. The goodwill and other purchased intangible assets are being amortized over three years, the estimated useful life.

WRITE-OFF OF IN-PROCESS RESEARCH AND DEVELOPMENT COST. In connection with the acquisition of PriceInteractive, the Company recorded a $24.4 million charge during the first quarter of 2001 for in-process research and development.

INTEREST EXPENSE. Interest expense is primarily comprised of interest paid on the convertible subordinated notes and various capital lease agreements established to finance a substantial majority of the hardware and software components of our network. Interest expense increased by $3.0 million to $3.9 million for the first quarter of 2001 from $909,000 for the first quarter of 2000. This increase was attributable to interest paid on convertible subordinated notes as well as interest paid on capital equipment financing.

INTEREST INCOME. Interest income is primarily composed of income earned on our cash and cash equivalents. Interest income increased by $1.5 million to $4.0 million for the first quarter of 2001 from $2.5 million for the first quarter of 2000. This increase was primarily attributable to increased interest earnings on our cash and cash equivalents, marketable securities and long term investments, as a result of our secondary offering of common stock completed in March 2000 and the sale of convertible subordinated notes also completed in March 2000.

LIQUIDITY AND CAPITAL RESOURCES

Our principal capital and liquidity needs historically have related to the development of our network infrastructure, our sales and marketing activities, research and development expenses, and general capital needs. Our capital needs have been met, in large part, from the net proceeds from our initial and secondary public offerings of common stock and the sale of convertible subordinated notes. As we placed greater emphasis on expanding our network infrastructure, we have also sought to meet our capital needs through vendor capital leases and other equipment financings.

We have also established a $2.5 million line of credit with a bank, which matures in June 2001. Borrowings under this line are collateralized by substantially all assets of the Company, are payable at maturity and bear interest at the bank's prime rate 8% at March 31, 2001) plus 1% per annum. There were no outstanding borrowings under the line of credit as of March 31, 2001. However, the Company has approximately $1.4 million of letters of credit outstanding against the line of credit.

In connection with the acquisition of PriceInteractive, the Company assumed a credit facility consisting of two term loans and two lines of credit. The term loans mature in November 2001 and July 2002, have outstanding balances due as of March 31, 2001 of $500,000 and $385,000, respectively, and bear interest at 6.85% and 8.81%, respectively. The lines of credit mature in June 2003 and May 2004, have outstanding balances as of March 31, 2001 of $1,625,000 and $2,000,000 and bear interest at Libor plus 2.5% (7.79% as of March 31, 2001).

Net cash used in operating activities was $30.3 million for the first quarter of 2001, as compared to $8.4 million for the first quarter of 2000. Cash used in operating activities for both periods was predominantly related to net losses and increases in accounts receivable. During the first quarter of 2001, $24.4 million of our net loss was attributable to a one time charge related to in-process research and development and others costs incurred in connection with the Company's acquisition of PriceInteractive.

Net cash provided by investing activities was $10.1 million for the first quarter of 2001, as compared to net cash used in investing activities of $47.3 million for the first quarter of 2000. Cash provided by investing activities for the first quarter of 2001 was primarily related to a decrease in current marketable securities, partially offset by the cash paid for the acquisition of PriceInteractive and the purchases of equipment and marketable securities.

Net cash used in financing activities was $4.4 million for the first quarter of 2001, as compared to net cash provided by financing activities of $284.9 million for the first quarter of 2000. These amounts are primarily attributable to the net proceeds from our initial public offering, our secondary public offering, and the issuance of convertible notes and were partially offset by payments on capital lease obligations.

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

EQUIPMENT LEASING AND FINANCING. We lease equipment from various vendors under master agreements and multiple lease sub-agreements. Each of the multiple equipment leases specifies its own term, rate and payment schedule, depending upon the value and amount of equipment leased. As of March 31, 2001, we had an additional $26 million available for borrowing under a $90 million master agreement with Cisco Systems Capital Corporation.

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

PART II - OTHER INFORMATION

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits

       None.

(b)    Reports on Form 8-K

       On February 26, 2001, the Company filed a current report on Form 8-K pertaining to the audited financial statements and Management's Discussion and Analysis of PriceInteractive, Inc. for the year ended December 31, 2000 as well as the unaudited proforma condensed combined financial information of iBasis, Inc. and PriceInteractive, Inc. for such period and as of such date.

       On February 27, 2001, the Company filed a current report on Form 8-K pertaining to the completion of the acquisition of all of the outstanding capital stock of PriceInteractive, Inc. pursuant to an Agreement and Plan of Merger and Reorganization dated December 12, 2000.

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




                                      iBasis, Inc.



MAY 15, 2001                      By: /s/ Michael J. Hughes
------------                          ------------------------------------------
   (date)                             Michael J. Hughes
                                      Vice President and Chief Financial Officer
                                      (Authorized Officer and
                                      Principal Accounting Officer)