Form 10-Q
period 2001-06-30
IBASIS INC
filed 2001-08-14
CIK 1091756

Securities and Exchange Commission
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2001

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period from __________ to __________

Commission file number 000-27127

iBasis, Inc.
(Exact Name of Registrant as Specified in its Charter)

Delaware	04-3332534

(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or Organization)

20 Second Avenue, Burlington, MA 01803

(Address of Principal Executive Offices, Including Zip Code)

(781) 505-7500

(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒   No ☐

As of August 14, 2001, there were 45,181,926 shares of the Registrant’s Common Stock, par value $0.001 per share, outstanding.

iBasis, Inc.
Index

iBasis, Inc.
Consolidated Balance Sheets

	June 30,	December 31,
	2001	2000

	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$168,104,283	$208,180,625
Marketable securities	15,500,351	77,146,773
Accounts receivable, net of allowance for doubtful accounts of approximately $7.2 million and $2.2 million, respectively	26,469,488	17,343,294
Prepaid expenses and other current assets	9,792,435	5,883,560

Total current assets	219,866,557	308,554,252

Property and equipment, at cost:
Equipment under capital lease	58,925,507	44,765,170
Network equipment	48,397,450	24,702,891
Computer software	10,751,258	5,749,908
Construction in process	6,648,067	38,991,409
Leasehold improvements	4,988,754	3,181,840
Furniture and fixtures	1,488,577	680,276

	131,199,613	118,071,494
Less- Accumulated depreciation and amortization	(29,663,370)	(18,201,384)

	101,536,243	99,870,110
Goodwill and other purchased intangible assets, net of accumulated amortization of approximately $9.5 million and $0, respectively	75,489,550	—
Deferred debt financing costs, net of accumulated amortization of approximately $1.3 million and $816,000, respectively	3,839,283	4,356,708
Long term investments in marketable securities	--	15,000,000
Long term investment in nonmarketable security	5,000,000	5,000,000
Due from PriceInteractive, Inc.	--	10,000,000
Other assets	2,181,140	5,036,649

	$407,912,773	$447,817,719

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$6,007,344	$9,080,409
Accrued expenses	26,599,462	14,855,026
Deferred revenue	1,917,119	--
Long term debt, current portion	34,224,954	26,105,842

Total current liabilities	68,748,879	50,041,277

Long term debt, net of current portion	182,878,451	190,880,257

Stockholders’ equity:
Common stock, $.001 par value, authorized- 85,000,000 shares, issued and outstanding- 44,961,794 and 34,203,083, respectively	44,962	34,203
Additional paid-in capital	369,182,383	298,572,842
Deferred stock-based compensation	(2,893,604)	(1,604,462)
Accumulated deficit	(210,048,298)	(90,106,398)

Total stockholders’ equity	156,285,443	206,896,185

	$407,912,773	$447,817,719

The accompanying notes are an integral part of these condensed consolidated financial statements.

iBasis, Inc.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,

	2001	2000

Net revenue:
Data communications and telecommunications	$32,069,532	$13,607,538
Professional services	2,199,932	—

Total net revenue	34,269,464	13,607,538
Cost and operating expenses:
Data communications and telecommunications	27,424,031	13,521,184
Cost of professional services	1,360,875	—
Research and development	5,906,868	4,454,141
Selling and marketing	6,352,718	4,613,256
General and administrative	5,296,080	4,311,579
Depreciation and amortization	7,826,911	2,365,867
Amortization of goodwill and other purchased intangible assets	7,093,890	—
Non-cash stock-based compensation	516,309	149,021
Restructuring and other non-recurring costs	37,520,000	—

Total operating expenses	99,297,682	29,415,048

Loss from operations	(65,028,218)	(15,807,510)
Interest income	2,397,654	6,041,616
Interest expense	(3,955,721)	(3,533,713)
Income taxes	(208,926)	(17,873)
Net loss	$(66,795,211)	$(13,317,480)

Net loss per share:
Basic and diluted net loss per share	$(1.52)	$(0.39)

Basic and diluted weighted average common shares outstanding	43,973,685	33,961,212

The accompanying notes are an integral part of these condensed consolidated financial statements.

iBasis, Inc.
Consolidated Statements of Operations
(Unaudited)

	Six Months Ended June 30,

	2001	2000

Net revenue:
Data communications and telecommunications	$58,089,852	$23,333,030
Professional services	3,232,846	--

Total net revenue	61,322,698	23,333,030
Cost and operating expenses:
Data communications and telecommunications	51,222,194	23,601,687
Cost of professional services	1,754,218	--
Research and development	11,384,391	7,273,150
Selling and marketing	12,435,947	7,901,536
General and administrative	15,732,713	7,924,418
Depreciation and amortization	14,766,386	4,292,139
Write-off of in-process research and development costs	24,431,466	--
Amortization of goodwill and other purchased intangible Assets	9,458,520	—
Non-cash stock-based compensation	713,274	298,043
Restructuring and other non-recurring costs	37,520,000	—

Total operating expenses	179,419,109	51,290,973

Loss from operations	(118,096,411)	(27,957,943)
Interest income	6,410,655	8,492,908
Interest expense	(7,849,044)	(4,442,978)
Income taxes	(407,100)	(65,614)

Net loss	$(119,941,900)	$(23,973,627)

Net loss per share:
Basic and diluted net loss per share	$(2.93)	$(0.72)

Basic and diluted weighted average common shares outstanding	40,908,899	33,083,545

The accompanying notes are an integral part of these condensed consolidated financial statements.

iBasis, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,

	2001	2000

Cash flows from operating activities:
Net loss	$(119,941,900)	$(23,973,627)
Adjustments to reconcile net loss to net cash used in operating activities:
Restructuring and other non-recurring costs	31,462,114	--
Write off of in-process research and development costs	24,431,466	--
Amortization of purchased intangibles	9,458,520	--
Depreciation and amortization	14,766,386	4,292,139
Amortization of deferred debt financing costs	517,425	299,795
Amortization of deferred stock-based compensation	713,274	298,043
Changes in current assets and liabilities, net of acquired amounts:
Accounts receivable	(5,285,214)	(4,382,715)
Prepaid expenses and other current assets	(1,528,543)	(2,502,587)
Accounts payable	(3,874,816)	(2,090,901)
Deferred revenue	(466,015)	--
Accrued expenses	4,982,736	6,358,823

Net cash used in operating activities	(44,764,567)	(21,701,030)

Cash flows from investing activities:
Acquisition of PriceInteractive, Inc., net of cash acquired	(35,197,751)	--
Decrease (increase) in current marketable securities	61,646,422	(77,314,287)
Decrease in long-term marketable securities	15,000,000	--
Purchases of property and equipment	(27,592,956)	(12,384,616)
Decrease (increase) in other assets	1,708,533	(928,140)

Net cash provided by (used in) investing activities	15,564,248	(90,627,043)

Cash flows from financing activities:
Net proceeds from secondary offering of stock	--	140,373,977
Net proceeds from issuance of notes	--	144,862,853
Proceeds from exercise of stock options	629,862	429,825
Proceeds from issuance of shares related to employee stock plan	211,651	--
Principal payments on capital lease obligations	(11,717,536)	(1,826,471)

Net cash (used in) provided by financing activities	(10,876,023)	283,840,184

Net (decrease) increase in cash and cash equivalents	(40,076,342)	171,512,111

Cash and cash equivalents, beginning of period	208,180,625	123,665,961

Cash and cash equivalents, end of period	$168,104,283	$295,178,072

Non-cash transactions: During the six months ended June 30, 2001 and 2000, the Company entered into capital leases for network equipment of approximately $7.1 million and $33.0 million, respectively.

The accompanying notes are an integral part of these condensed consolidated financial statements.

iBasis, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(1)         General

The interim condensed consolidated financial statements presented herein have been prepared by iBasis, Inc. (“iBasis” or the “Company”)  and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair presentation.  Interim results are not necessarily indicative of results for a full year.

The unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to those rules and regulations, but the Company believes that the disclosures are adequate to make the information presented not misleading.  The condensed consolidated financial statements and notes included herein should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.

(2)         Acquisition of PriceInteractive, Inc.

On February 27, 2001, the Company completed its acquisition of all of the outstanding capital stock and  options of PriceInteractive Inc., a leading provider of speech application services (“PriceInteractive”).  The acquisition was accounted for using the purchase method of accounting in accordance with Accounting Principles Board Opinion No.16, “Business Combinations”, and, accordingly, the results of operations for PriceInteractive have been included within the consolidated results of the Company since the acquisition date.  The aggregate purchase price, which was comprised of  $45.3 million in cash, approximately 9.3 million shares of  common stock, approximately 1.0 million  shares of restricted common stock and options to purchase approximately 1.0 million shares of common stock, was allocated to the tangible and intangible assets of PriceInteractive based upon the fair value of such assets acquired.  Fair value of intangible assets was determined by an independent appraisal. The restricted common stock, issued in the acquisition, vests 50% on January 1, 2002 and 50% January 1, 2003, subject to acceleration upon certain events.

The Company recorded goodwill equal to the excess of the total consideration paid over the fair value of the net assets acquired including identifiable intangibles.  The goodwill and other purchased intangible assets are being amortized over three years, the estimated useful life.  In addition, the Company also recorded $1,834,178 of deferred stock-based compensation relating to the options issued in the  acquisition which is being amortized over two to four years, the vesting periods of the options granted.

A summary of the total consideration and the allocation of the aggregate purchase price is as follows:

Purchase Price:
Cash paid	$45,250,917
Professional fees and other acquisition costs	6,247,828
Fair value of common stock issued	64,413,619
Fair value of common stock options issued	3,366,698

Total purchase price	$119,279,062

Allocation of Purchase Price:
Cash and cash equivalents	$13,384,425
Other current assets	7,909,853
Property and equipment	10,324,865
Developed technology and know-how	15,447,698
Installed customer base	7,559,512
Assembled workforce	1,424,256
Goodwill	60,516,605
Other assets	38,278
Current liabilities	(8,773,792)
Long term debt	(12,984,104)
In-process research and development	24,431,466

Total allocation of purchase price	$119,279,062

The following unaudited pro forma information presents the results of the Company’s operations for the six months ended June 30, 2001 and 2000 as if the acquisition of PriceInteractive had occurred on January 1, 2000:

	Six Months Ended June 30,

	2001	2000

Net revenue	$64,873,495	$30,530,337

Net loss	$(126,034,632)	$(39,535,486)

Basic and diluted net loss per share	$(2.87)	$(0.93)

Basic and diluted weighted average common shares outstanding	43,883,128	42,365,190

The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the actual results of operations had the acquisition taken place as of January 1, 2000.  Furthermore, the pro forma results do not give effect to all cost savings or incremental costs which may occur as a result of the integration and consolidation of the businesses.

(3)         Long term debt

Long term debt consists of the following:

	June 30, 2001	December 31, 2000

5-3/4% Convertible Subordinated Notes, due 2005	$150,000,000	$150,000,000
Capital lease and other obligations	67,103,405	66,986,099

	217,103,405	216,986,099
Less: current portion	34,224,954	26,105,842

Long term debt, net of current portion	$182,878,451	$190,880,257

During February 2001, in connection with the acquisition of PriceInteractive, Inc., the Company assumed a credit facility consisting of two term loans and two lines of credit.  The term loans mature in November 2001 and July 2002, have outstanding balances due as of June 30, 2001 of approximately $76,000 and $193,000, respectively, and bear interest at 6.85% and 8.81%, respectively.  The lines of credit mature in June 2003 and May 2004, have outstanding balances as of June 30, 2001 of approximately $1,355,000 and $2,000,000, and bear interest at LIBOR plus 2.5% (6.54% at June 30, 2001).

(4)         Net Loss Per Share

In accordance with Statement of Financial Accounting Standards No. 128 (“SFAS”), “Earnings Per Share”, basic net loss per common share is calculated by dividing net loss by the weighted average number of common shares outstanding.  The calculation of diluted net loss per share is consistent with that of basic net loss per share but gives effect to all dilutive potential common shares (that is, securities such as options, warrants or convertible securities) that were outstanding during the period, unless the effect is antidilutive.  For the three months ended June 30, 2001 and 2000, 1,280,124 and 2,639,783 potential common shares, respectively, have been excluded from the calculation of diluted net loss per share, as their effects are antidilutive.  For the six months ended June 30, 2001 and 2000, 2,124,286 and 3,026,010 potential common shares, respectively, have been excluded from the calculation of diluted net loss per share, as their effects are antidilutive.

The following table reconciles the weighted average common shares outstanding to the shares used in the computation of basic and diluted weighted average common shares outstanding:

	Three Months Ended June 30,

	2001	2000

Weighted average common shares outstanding	44,944,309	33,983,712
Less: Weighted average unvested common shares outstanding	(970,624)	(22,500)

Basic and diluted weighted average common shares outstanding	43,973,685	33,961,212

	Six Months Ended June 30,

	2001	2000

Weighted average common shares outstanding	41,577,030	33,102,276
Less: Weighted average unvested common shares outstanding	(668,131)	(18,729)

Basic and diluted weighted average common shares outstanding	40,908,899	33,083,545

(5)         Restructuring and Other Non-Recurring Costs

In April 2001, the Company announced cost reduction measures and recorded a charge of $37,520,000 in the accompanying  consolidated statement of operations in the period ended June 30, 2001.

The components of the restructuring and other non-recurring costs were as follows:

Write off of property and equipment	$30,889,000
Termination of contractual obligations	5,603,000
Employee severance costs	1,028,000

Total restructuring and other non-recurring costs	$37,520,000

The write off of property and equipment relates primarily to the abandonment and related costs of certain equipment in a limited number of network data centers and internet central offices. The Company determined that by changing its unified communications platform, certain equipment, which was previously deployed in its New York City and Cambridge, Massachusetts data centers, was no longer required to service the Company’s unified messaging line of business.  In addition, the write-down of equipment at internet central offices is related to the Company’s increasing focus within its wholesale VoIP business on serving the largest international, tier-one carriers.  Large international carriers tend to maintain greater geographic footprints and the ability to cost efficiently connect their networks to the Company’s network.  As a result, the equipment located in some of the Company’s internet central offices is no longer required and has therefore been written down to its estimated net realizable value of zero.

The termination of contractual obligations is the anticipated cost of negotiated settlements with providers of facility space and telecommunications circuits related to the network data centers and internet central offices which are no longer in operation.

The employee severance costs relate to a reduction in the workforce as the Company terminated 56 employees and 28 contractors.  Of these 84 people, 28 were within research and development, 18 were from sales and marketing and 38 were from general and administrative departments.

These cost reduction measures will be completed in the third quarter of 2001 and did not effect business operations during the quarter ended June 30, 2001.  Management believes that these measures have better positioned the organization to meet its strategic goals.

A summary of the accrual is as follows:

Restructuring and other non-recurring costs	$37,520,000
Less: Write off of property and equipment	(30,889,000)
Payment of termination and contractual obligations	(2,459,000)
Payment of employee severance costs	(682,000)

Accrual as of June 30, 2001	$3,490,000

(6)         Segment Reporting

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”, established standards for reporting information about operating segments in the Company's financial statements. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Company's chief operating decision maker is the Chief Executive Officer of the Company.

The Company is organized geographically and by line of business. The Company has two major lines of business operating segments: internet telephony and speech application services. Prior to the acquisition of PriceInteractive, the Company operated only within one segment, internet telephony.  While the Executive Management Committee evaluates results in a number of different ways, the line of business management structure is the primary basis for which it assesses financial performance and allocates resources.

The following table presents a summary of operating segments:

Three Months Ended June 30, 2001:	Internet Telephony	Speech Application Services (PriceInteractive)	Consolidated

Total Revenues	$27,900,017	$6,369,447	$34,269,464
Operating Loss (A)	(19,185,504)	(712,515)	(19,898,019)

Six Months Ended June 30, 2001:
Total Revenues	$52,447,047	$8,875,651	$61,322,698
Operating Loss (A)	(45,250,832)	(722,319)	(45,973,151)

Total Assets at June 30, 2001	$304,526,814	$103,385,959	$407,912,773

 (A)      Operating loss reported reflects only the expense of the line of business and does not reflect acquistion related charges, restructuring and other non-recurring charges, non-cash compensation, interest income (expense) nor income taxes.  The following table reconciles operating loss reported above to net loss:

	Three Months Ended June 30, 2001	Six Months Ended June 30, 2001

Total operating loss	$(19,898,019)	$(45,973,151)
Write off of in-process research and development costs	-	(24,431,466)
Amortization of goodwill and other purchased intangibles	(7,093,890)	(9,458,520)
Non-cash compensation	(516,309)	(713,274)
Restructuring and other non-recurring costs	(37,520,000)	(37,520,000)
Interest income	2,397,654	6,410,655
Interest expense	(3,955,721)	(7,849,044)
Income taxes	(208,926)	(407,100)

Net Loss	$(66,795,211)	$(119,941,900)

(7)         Revenue Recognition

Revenue from the resale of minutes is recognized in the period the service is provided, net of reserves for potential billing credits.  In addition, the Company also generates revenue from the resale of certain equipment which is recognized upon shipment of the equipment.  The resale of equipment was not a material component of the Company’s revenue during all years presented.

The Company provides professional services to design, develop and test speech applications under time-and- materials and fixed-fee contracts.  Revenue on time-and-materials contracts is recognized as services are performed.  Revenue on fixed-fee contracts is recognized using the percentage of completion method measured by labor hours incurred to total estimated hours required.  Estimates of costs to complete are reviewed periodically and revised as required.  Provisions are made for the full amount of the anticipated losses, if any, on all contracts in the period in which the losses are first determinable.  Changes in estimates are also reflected in the period they become known.

Professional services related to the connection of the speech application to the Company’s interactive call processing platform are deferred and recognized over the contractual hosting period.  Costs associated with these professional services are deferred until the related revenue is recognized.  Billings in advance of completing engagements are recorded as deferred revenue and recognized as income in the period in which the services are provided.

(8)         Recent Accounting Pronouncements

In June 2001, the FASB issued SFAS No. 141, “Business Combinations”.  SFAS No. 141 addresses changes in the financial accounting and reporting for business combinations and supersedes APB Opinion No. 16, Business Combinations and SFAS No. 38, “Accounting for Pre-acquisition Contingencies of Purchased Enterprises”.  Effective July 1, 2001, all business combinations should be accounted for using only the purchase method of accounting.  The Company does not believe the adoption of this statement will have a material effect on its financial position, results of operations or cash flows.

In July 2001, the Financial Accounting Standards Board issued SFAS No. 142, “Goodwill and Other Intangible Assets”, which requires use of a non-amortization approach to account for purchased goodwill and certain intangibles, effective January 1, 2002.  Under the non-amortization approach, goodwill and certain intangibles will not be amortized into the results of operations, but instead will be reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. Management is currently evaluating the impact that this statement will have on the Company’s financial statements.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the Company’s financial condition and results of operations for the three months and six months ended June 30, 2001 and 2000 should be read in conjunction with the condensed consolidated financial statements and footnotes for the six months ended June 30, 2001 included herein, and the year ended December 31, 2000, included in the Company’s Annual Report on Form 10-K for such year.

This section and other parts of this Form 10-Q contain forward-looking statements that involve risks and uncertainties.  The Company’s actual results may differ significantly from the results discussed in the forward-looking statements.  Factors that might cause such differences include, but are not limited to, those discussed in the subsection entitled “Factors That May Affect Future Results and Financial Condition” below.  The following discussion should be read in conjunction with the Company’s Annual Report on Form 10-K and the condensed consolidated financial statements and notes thereto included elsewhere in this Form 10-Q.  All information is based on the Company’s fiscal calendar.

Factors That May Affect Future Results and Financial Condition

The Company operates in a rapidly changing environment that involves a number of uncertainties, some of which are beyond the Company's control.  In addition to the uncertainties described elsewhere in this report, there are many factors that will affect the Company's future results and business, which may cause the actual results to differ from those currently expected.  The Company's future operating results and financial condition are dependent upon the Company's ability to successfully develop and market technologically innovative products and services in order to meet dynamic customer demand patterns.  Inherent in this process are a number of factors that the Company must successfully manage in order to achieve favorable future operating results and a favorable financial condition.  Potential risks and uncertainties that could affect the Company's future operating results and financial condition include, among other things:

•	continued competitive pressures in the marketplace and the effect of any reaction by the Company to such competitive pressures, including pricing actions by the Company;

•	risks associated with international operations, including economic and labor conditions, regional economic problems, political instability, tax laws, and currency fluctuations;

•	increasing dependence on obtaining key services from third-parties on terms acceptable to the Company;

•	the continued availability of certain components and services essential to the Company's business currently obtained by the Company from sole or limited sources;

•	the Company's ability to supply services in certain categories;

•	the Company's ability to supply products and services free of latent defects or other faults;

•	the Company's ability to make timely delivery to the marketplace of technological innovations, including its ability to continue to make timely delivery of planned enhancements;

•	the availability of third-party software for particular applications;

•	the Company's ability to attract, motivate and retain key employees;

•	the Company’s ability to successfully integrate operations from the recent acquisition of PriceInteractive, Inc.;

•	the effect of previously undetected Y2K compliance issues;

•	managing the continuing impact of the European Union's transition to the Euro as its common legal currency;

•	continuing fluctuations in the fair value of the Company's non-current debt and equity investments; and

•	the Company's ability to retain the operational and cost benefits derived from its recently completed restructuring programs.

For a discussion of these and other factors affecting the Company's future results and financial condition, see "Item 7 — Management's Discussion and Analysis — Factors That May Affect Future Results and Financial Condition" in the Company's Annual Report on Form 10-K for its 2000 fiscal year.

This quarterly report on Form 10-Q contains forward-looking statements based on current expectations, estimates and projections about iBasis’s industry and management’s beliefs and assumptions.  In some cases you can identify these statements by forward-looking words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “should,” “will,” and “would” or similar words.  You should read statements that contain these words carefully because they discuss future expectations, contain projections of future results of operations or of financial position or state other “forward-looking” information.  You should be aware that the occurrence of the events described in this quarterly report could have an adverse effect on the business, results of operations and financial position of iBasis.

Company Overview

The Company is a provider of international voice and fax call completion services, and other value–added services using the Internet. We were incorporated in August 1996 and commenced commercial operations in May 1997. We first recorded revenue from the sale of equipment in May 1997, and first recorded revenue from the sale of voice and fax services over our network in January 1998.

In November 1999, we completed our initial public offering and issued 7,820,000 shares of common stock, which resulted in total net proceeds to us of approximately $114.7 million.  In March 2000, we completed a secondary public offering of our common stock and issued 2,026,637 shares of common stock, which resulted in total net proceeds to us of approximately $140.3 million.  Also in March 2000, we completed an offering of $150.0 million in 5 ¾% convertible subordinated notes, due in 2005.

On February 27, 2001, the Company completed its previously announced acquisition of privately held PriceInteractive, Inc., a leading Speech Application Service Provider (ASP) whose products and services give enterprises and service providers the ability to speech-enable business-critical, customer-facing solutions, such as e-commerce, call-center, employee self-service, product and sales information, customer care and other interactive applications.  Connecting these services to The iBasis Network™, with its global reach and reduced network costs, should increase the value and scope of the solutions PriceInteractive provides to its large enterprise and carrier customers.  By leveraging The iBasis Network and its global footprint with these hosted speech-enabled services, iBasis also expects to accelerate its revenue generation from enhanced services.  The acquisition of PriceInteractive is an important step in iBasis’ strategy to enhance the capabilities of its global VoIP infrastructure with its new, speech-enabled solutions that connect mobile and fixed phone users to Web-based applications and services. The acquisition was accounted for using the purchase method of accounting and, accordingly, the results of operations for PriceInteractive have been included within the consolidated results of the Company since the acquisition date.

In April 2001, the Company announced cost reduction efforts it had undertaken and recorded a charge of $37,520,000 in the accompanying statement of operations in the period ended June 30, 2001.  Components of the charge included the write off of property and equipment, the termination of contractual obligations and employee severance costs.

The write off of property and equipment relates primarily to the abandonment and related costs of certain equipment in a limited number of network data centers and internet central offices. The Company determined that by changing its unified communications platform, certain equipment, which was previously deployed in its New York City and Cambridge, Massachusetts data centers, was no longer required to service the Company’s unified messaging line of business.  In addition, the write-down of equipment at internet central offices is related to the Company’s increasing focus within its wholesale VoIP business on serving the largest international, tier-one carriers.  Large international carriers tend to maintain greater geographic footprints and generally have the ability to cost efficiently connect their networks to the Company’s network.  As a result, the equipment located in some of the Company’s internet central offices is no longer required and has therefore been written down to its estimated net realizable value of zero.

The termination of contractual obligations is the anticipated cost of negotiated settlements with providers of facility space and telecommunications circuits related to the network data centers and internet central offices which are no longer in operation.

The employee severance costs relate to a reduction in the workforce as the Company terminated 56 employees and 28 contractors.  Of these 84 people, 28 were within research and development, 18 were in sales and marketing and 38 were in general and administrative departments.

These cost reduction measures will be completed in the third quarter of 2001 and did not effect business operations during the quarter ended June 30, 2001.  Management believes that these measures have better positioned the organization to meet its strategic goals.

Results from Operations – Three Months Ended June 30, 2001 Compared to June 30, 2000

Data communications and telecommunications revenue.  Our primary source of revenue is the fees that we receive from customers for completing calls over our network. This revenue is dependent on the volume of voice and fax traffic carried over the network, which is measured in minutes. We charge our customers fees per minute of traffic that are dependent on the length and destination of the call and recognize this revenue in the period in which the call is completed.  During the second quarter of 2001, we began generating revenue from our VoCore™ Messaging Services in which we recognize revenue on both a per user and per minute basis.  We also derive a limited amount of revenue from the sale of equipment to our customers. Most of the equipment sales are financed by us by offsetting termination fees otherwise payable to local service providers against the equipment purchase price, until the full purchase price has been paid.

Our data communications and telecommunications revenue, which consists of voice and fax call completion services, speech application services, VoCore Messaging Services, and the sale of telecommunications equipment, increased by $18.5 million to $32.1 million for the second quarter of 2001 from $13.6 million for the second quarter of 2000.

The increase in revenue from voice and fax call completion services to $30.4 million for the second quarter of 2001 from $13.3 million for the second quarter of 2000 was the result of the increase in traffic carried over the Company’s network to 337.6 million minutes in the second quarter of 2001 from 119.4 million minutes in the second quarter of 2000.  The increase in traffic was achieved as a result of the expansion of our network and the acquisition of PriceInteractive, Inc. during February 2001.  Data communications and telecommunications revenue also increased due to the generation of $1.2 million in revenue from our VoCore Messaging Services during the second quarter of 2001.  Net revenue from the sale of equipment increased to $497,000 in the second quarter of 2001 from $345,000 in the second quarter of 2000.

Professional services revenue.  Professional services revenue represents fees received from customers for providing professional services to design, develop and test speech applications.  Professional service revenue is billed on an hourly basis and is dependent upon the number of employees engaged in the process of designing, developing, and testing speech and other interactive voice response (IVR) applications.     During the second quarter of 2001, the Company recognized $2.2 million in professional services revenue as a result of the acquisition of PriceInteractive.

Data communications and telecommunications expenses. Data communications and telecommunications expenses are comprised primarily of termination fees, purchased minutes, circuit costs and equipment expense. Termination fees are paid to local service providers to terminate calls received from our network. This traffic is measured in minutes, and the per minute rates charged for terminating calls are negotiated with the local service provider and are included in our contract with our local service provider. Should competition cause a decrease in our prices and, as a result our profit margins, our contracts with our providers provide us with the right to renegotiate the per minute termination fees. Purchased minutes are fees we pay to other telecommunications carriers for completing calls over the public circuit-switched network when such calls need to be terminated to destinations outside of our network, or when such services are needed as a back-up to our network when our proprietary Assured Quality Routing software indicates that either these carriers are needed to carry this traffic to maintain the quality of our services, our capacity to a particular destination has been exceeded or call quality to such destination has deteriorated. The amount of these fees depends on the volume of voice and fax traffic carried over the public circuit-switched network, which is also measured in minutes of traffic. Presently, less than 10% of our traffic is completed using the public-switched telephone network as a backup to The iBasis Network. The per minute rate charge for purchased minutes is negotiated with public circuit-switched network carriers for each destination served.  Circuit costs include charges for Internet access at our Internet Central Offices, fees for the fiber optic connections between our Internet offices and our customers and/or suppliers, facilities charges for overseas Internet access and phone lines to the primary telecommunications carriers in particular countries, and charges for the limited number of dedicated international private line circuits we use.  The primary direct expenses that we incur in selling our equipment are those incurred to purchase the component parts of our equipment from a variety of vendors. The equipment expenses vary based on the number of units contracted, assembled and sold in a particular period, and will increase as equipment sales increase.

Data communications and telecommunications expenses increased by $13.9 million to $27.4 million for the second quarter of 2001 from $13.5 million for the second quarter of 2000.   Combined termination fees and purchased minutes increased by $11.0 million to $22.1 million from $11.1 million as a result of the increase in traffic, as described above, and the acquisition of PriceInteractive, Inc.  Circuit costs, including Internet access, public circuit-switched network access, and international private line charges, increased to $5.0 million for the second quarter of 2001 from $2.2 million for the second quarter of 2000. Equipment expenses, directly related to equipment sales, increased to $350,000 for the second quarter of 2001 from $261,000 for the second quarter of 2000.  As a percentage of total revenue, data communications and telecommunications expenses decreased to 80% for the second quarter of 2001 from 99% for the second quarter of 2000. We expect data communications and telecommunication expenses to continue to decrease as a percentage of revenues as we increase utilization and efficiency of our network and achieve economies of scale.

Cost and professional services.  Professional services expenses represent direct labor costs incurred in the process of designing, cost and developing, and testing speech and other IVR applications.  During the second quarter of 2001, the Company incurred $1.4 million of costs related to professional services as a result of the acquisition of PriceInteractive.

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

Research and development expenses increased by $1.4 million to $5.9 million for the second quarter of 2001 from $4.5 million for the second quarter of 2000. This increase in research and development expenses is due principally to the acquisition of PriceInteractive, Inc., the continued expansion of The iBasis Network, and the increase in personnel within the group to 301 as of June 30, 2001.  As a percentage of total revenue, research and development expenses decreased to 17% for the second quarter of 2001 from 33% for the second quarter of 2000. We expect that research and development expenses will continue to decrease as a percentage of sales.

Selling and marketing expenses.  Selling and marketing expenses include expenses relating to the salaries, payroll taxes, benefits and commissions that we pay for sales personnel and the expenses associated with the development and implementation of our promotional and marketing campaigns, including expenses  relating to our outside public relations firm.

Selling and marketing expenses increased by $1.8 million to $6.4 million for the second quarter of 2001 from $4.6 million for the second quarter of 2000.  This increase is primarily attributable to the acquisition of PriceInteractive, Inc. in February 2001 and increasing expenditures for selling, promotional and marketing activities.  As a percentage of total revenue, selling and marketing expenses decreased to 19% for the second quarter of 2001 from 34% for the second quarter of 2000. We anticipate that selling and marketing expenses will continue to decrease as a percentage of revenue.

General and administrative expenses.  General and administrative expenses include salary, payroll tax,  benefit expenses and related costs for general corporate functions, including executive management, finance and administration, legal and regulatory, facilities, information technology and human resources.

General and administrative expenses increased by $1.0 million to $5.3 million for the second quarter of 2001 from $4.3 million for the second quarter of 2000. General and administrative expenses increased primarily due to the acquisition of PriceInteractive, Inc. and the increase in the number of personnel in these functions to 74 as of June 30, 2001.  As a percentage of total revenue, general and administrative expenses decreased to 15% for the second quarter of 2001 from 32% for the second quarter of 2000. We expect general and administrative expenses to decrease as a percentage of sales as we leverage our current employee base through automation and other efficiency improvement projects.

Depreciation and amortization expenses. Depreciation and amortization expenses increased by $5.4 million to $7.8 million for the second quarter of 2001 from $2.4 million for the second quarter of 2000. This increase resulted from additional purchases of capital equipment and software that were needed to support our expanding network.  As a percentage of total revenue, depreciation and amortization expenses increased to 23% for the second quarter of 2001 from 17% for the second quarter of 2000. We expect depreciation and amortization expenses to decrease as a percentage of sales as revenues and utilization of The iBasis Network increase.

Amortization of goodwill and other purchased intangible assets. In connection with the acquisition of PriceInteractive, Inc., the Company recorded goodwill equal to the excess of the total consideration paid less the fair value of the net assets acquired.  The goodwill and other purchased intangible assets are being amortized over three years, the estimated useful life of such assets.  For the quarter ended June 30, 2001, the Company recorded $7.1 million in amortization expense.  Beginning on January 1, 2002, as a result of SFAS No. 142, we will stop amortizing goodwill.

Non-cash compensation.  Non-cash compensation represents compensation expense incurred in connection with the grant of certain stock options to our employees with exercise prices less than the fair value of our common stock at the respective dates of grant.  Such grants were made prior to our initial public offering and in connection with the acquisition of PriceInteractive, Inc.  Our non-cash compensation charges will be expensed, generally over the next two to four years,  the  vesting periods of the options granted.  For the quarter ended June 30, 2001, the Company recorded $ 516,000 in non-cash compensation expense.

Restructuring and Other Non-Recurring Costs.  In April 2001, the Company announced cost reduction measures and recorded a charge of $37,520,000 in the accompanying statement of operations in the period ended June 30, 2001.  Components of the charge included the write off of property and equipment, the termination of contractual obligations and employee severance costs.

The write off of property and equipment relates primarily to the abandonment and related costs of certain equipment in a limited number of network data centers and internet central offices. The Company determined that by changing its unified communications platform, certain equipment, which was previously deployed in its New York City and Cambridge, Massachusetts data centers, was no longer required to service the Company’s unified messaging line of business.  In addition, the write-down of equipment at internet central offices is related to the Company’s increasing focus within its wholesale VoIP business on serving the largest international, tier-one carriers.  Large international carriers tend to maintain greater geographic footprints and the ability to cost efficiently connect their networks to the Company’s network.  As a result, the equipment located in some of the Company’s internet central offices is no longer required and has therefore been written down to its estimated net realizable value of zero.

The termination of contractual obligations is the anticipated cost of negotiated settlements with providers of facility space and telecommunications circuits related to the network data centers and internet central offices which are no longer in operation.

The employee severance costs relate to a reduction in the workforce as the Company terminated 56 employees and 28 contractors.  Of these 84 people, 28 were within research and development, 18 were from sales and marketing and 38 were from general and administrative departments.

These cost reduction measures will be completed in the third quarter of 2001 and did not effect business operations during the quarter ended June 30, 2001.  Management believes that these measures have better positioned the organization to meet its strategic goals.

Interest income. Interest income is primarily composed of income earned on our cash, cash equivalents and marketable securities.  Interest income decreased by $3.6 million to $2.4 million for the second quarter of 2001 from $6.0 million for the second quarter of 2000. This decrease was primarily attributable to the decrease in our cash, cash equivalents and marketable securities.

Interest expense.  Interest expense is primarily comprised of interest paid on the convertible subordinated notes and various capital lease agreements established to finance a substantial majority of the hardware and software components of our network. Interest expense increased by $500,000 to $4.0 million for the second quarter of 2001 from $3.5 million for the second quarter of 2000. This increase was attributable to an increase in interest on capital equipment financing.

Results from Operations - Six Months Ended June 30, 2001 Compared to June 30, 2000

Data communications and telecommunications revenue.  The increase in revenue from voice and fax call completion services by $34.8 million to $58.1 million for the six months ended June 30, 2001 was the result of the increase in traffic carried over the Company’s network to 628.1 million minutes for the six months ended June 30, 2001 from 204.6 million minutes for the six months ended June 30, 2000.  The increase in traffic was achieved as a result of the expansion of our network and the acquisition of PriceInteractive, Inc. during February 2001.  Data communications and telecommunications revenue also increased due to the commencement of the generation of revenue from our VoCore Messaging Services.  Net revenue from the sale of equipment increased to $1.4 million for the six months ended June 30, 2001 from $398,000 for the six months ended June 30, 2000.

Professional services revenue. As a result of the acquisition of PriceInteractive, for the six months ended June 30, 2001, the Company recognized $3.2 million in professional services revenue.

Data communications and telecommunications expenses.  Data communications and telecommunications expenses increased by $27.6 million to $51.2 million for the six months ended June 30, 2001 from $23.6 million for the six months ended June 30, 2000.   Combined termination fees and purchased minutes increased by $22.2 million to $41.3 million for the six months ended June 30, 2001 from $19.1 million for the six months ended June 30, 2000 as a result of the increase in traffic as described above, and the acquisition of PriceInteractive, Inc.  Circuit costs, including Internet access, public circuit-switched network access, and international private line charges, increased to $8.8 million for the six months ended June 30, 2001 from $4.2 million for the six months ended June 30, 2000. Equipment expenses, directly related to equipment sales, increased to $1.1 million for the six months ended June 30, 2001 from $363,000 for the six months ended June 30, 2000.  As a percentage of total revenue, data communications and telecommunications expenses decreased to 84% for the six months ended June 30, 2001 from 101% for the six months ended June 30, 2000.

Cost of Professional services.  Professional services expenses represent direct labor costs incurred in the process of designing developing and testing speech and other IVR applications.  For the six months ended June 30, 2001, the Company incurred $1.8 million of costs related to professional services.

Research and development expenses.  Research and development expenses increased by $4.1 million to $11.4 million for the six months ended June 30, 2001 from $7.3 million for the six months ended June 30, 2000. This increase in research and development expenses is due principally to the acquisition of PriceInteractive, Inc., the continued expansion of The iBasis Network, and the increase in personnel within the group to 301 as of June 30, 2001.  As a percentage of total revenue, research and development expenses decreased to 19% for the six months ended June 30, 2001 from 31% for the six months ended June 30, 2000.

Selling and marketing expenses.  Selling and marketing expenses increased by $4.5 million to $12.4 million for the six months ended June 30, 2001 from $7.9 million for the six months ended June 30, 2000.  This increase is primarily attributable to the acquisition of PriceInteractive, Inc. in February 2001 and increasing expenditures for selling, promotional and marketing activities.  As a percentage of total revenue, selling and marketing expenses decreased to 20% for the six months ended June 30, 2001 from 34% for the six months ended June 30, 2000.

General and administrative expenses.  General and administrative expenses increased by $7.8 million to $15.7 million for the six months ended June 30, 2001 from $7.9 million for the six months ended June 30, 2000. General and administrative expenses increased primarily due to the acquisition of PriceInteractive, Inc., the increase in the number of personnel in these functions to 74 as of June 30, 2001, and a charge for bad debt expenses in the first quarter of 2001, to build reserves that the Company believes will be sufficient to cover potential credit risk.  As a percentage of total revenue, general and administrative expenses decreased to 26% for the six months ended June 30, 2001 from 34% for the six months ended June 30, 2000. We expect general and administrative expenses to decrease as a percentage of sales as we leverage our current employee base through automation and other efficiency improvement projects.

Depreciation and amortization expenses. Depreciation and amortization expenses increased by $10.5 million to $14.8 million for the six months ended June 30, 2001 from $4.3 million for the six months ended June 30, 2000. This increase resulted from additional purchases of capital equipment and software that were needed to support our expanding network. As a percentage of total revenue, depreciation and amortization expenses increased to 24% for the six months ended June 30, 2001 from 18% for the six months ended June 30, 2000. We expect depreciation and amortization expenses to decrease as a percentage of sales as we increase revenues and utilization of The iBasis Network.

Amortization of goodwill and other purchased intangible assets. In connection with the acquisition of PriceInteractive, the Company recorded goodwill equal to the excess of the total consideration paid less the fair value of the net assets acquired.  The goodwill and other purchased intangible assets are being amortized over three years, the estimated useful life.  For the six months ended June 30, 2001, the Company recorded $9.5 million in amortization expense.

Non-cash compensation.  Non-cash compensation represents compensation expense incurred in connection with the grant of certain stock options to our employees with exercise prices less than the fair value of our common stock at the respective dates of grant.  Such grants were made prior to our initial public offering and in connection with the acquisition of PriceInteractive, Inc.  Our non-cash compensation charges will be expensed, generally over the next two to four years,  the  vesting periods of the options granted.   For the six months ended June 30, 2001, the Company recorded $713,000 in non-cash compensation expense.

Restructuring and Other Non-Recurring Costs.  In April 2001, the Company announced cost reduction measures and recorded a charge of $37,520,000 in the accompanying statement of operations in the period ended June 30, 2001.  Components of the charge included the write off of property and equipment, the termination of contractual obligations and employee severance costs.

The write off of property and equipment relates primarily to the abandonment and related costs of certain equipment in a limited number of network data centers and internet central offices. The Company determined that by changing its unified communications platform, certain equipment, which was previously deployed in its New York City and Cambridge, Massachusetts data centers, was no longer required to service the Company’s unified messaging line of business.  In addition, the write-down of equipment at internet central offices is related to the Company’s increasing focus within its wholesale VoIP business on serving the largest international, tier-one carriers.  Large international carriers tend to maintain greater geographic footprints and the ability to cost efficiently connect their networks to the Company’s network.  As a result, the equipment located in some of the Company’s internet central offices is no longer required and has therefore been written down to its estimated net realizable value of zero.

The termination of contractual obligations is the anticipated cost of negotiated settlements with providers of facility space and telecommunications circuits related to the network data centers and internet central offices which are no longer in operation.

The employee severance costs relate to a reduction in the workforce as the Company terminated 56 employees and 28 contractors.  Of these 84 people, 28 were within research and development, 18 were from sales and marketing and 38 were from general and administrative departments.

These cost reduction measures will be completed in the third quarter of 2001 and did not effect business operations during the quarter ended June 30, 2001.  Management believes that these measures have better positioned the organization to meet its strategic goals.

Interest income.  Interest income decreased by $2.1 million to $6.4 million for the six months ended June 30, 2001 from $8.5 million for the six months ended June 30, 2000. This decrease was primarily attributable to the decrease in our cash, cash equivalents and marketable securities.

Interest expense.  Interest expense increased by $3.4 million to $7.8 million for the six months ended June 30, 2001 from $4.4 million for the six months ended June 30, 2000. This increase was attributable to interest on convertible subordinated notes as well as interest on capital equipment financing.

Liquidity and Capital Resources

Our principal capital and liquidity needs historically have related to the development of our network infrastructure, our sales and marketing activities, research and development expenses, and general capital needs. Our capital needs have been met, in large part, from the net proceeds from our public offerings of common stock and convertible subordinated notes. As we placed greater emphasis on expanding our network infrastructure, we have also sought to meet our capital needs through vendor capital leases and other equipment financings.

We have also established a $2.5 million line of credit with a bank, which matured in June 2001.  A renewal for this line of credit is currently being negotiated.There were no outstanding borrowings under the line of credit as of June 30, 2001.  However, the Company has approximately $1.4 million of letters of credit outstanding against the line of credit.

During February 2001, in connection with the acquisition of PriceInteractive, Inc., the Company assumed a credit facility consisting of two term loans and two lines of credit.  The term loans mature in November 2001 and July 2002, have outstanding balances due as of June 30, 2001 of approximately $76,000 and $193,000, respectively, and bear interest at 6.85% and 8.81%, respectively.  The lines of credit mature in June 2003 and May 2004, have outstanding balances as of June 30, 2001 of approximately $1,355,000 and $2,000,000, and bear interest at LIBOR plus 2.5% (6.54% at June 30, 2001).

Net cash used in operating activities was $44.8 million for the six months ended June 30, 2001, as compared to $21.7 million for the six months ended June 30, 2000.  Cash used in operating activities for both periods was predominantly related to net losses, offset by certain non-cash charges consisting of depreciation and amortization expense, restructuring and other non-recurring costs, amortization of intangibles and write off of in-process research and development costs

Net cash provided by investing activities was $15.6 million for the six months ended June 30, 2001, as compared to net cash used in investing activities of $90.6 million for the six months ended June 30, 2000.  Cash provided by investing activities for the six months ended June 30, 2001 was primarily related to a decrease in current and long term marketable securities, partially offset by the cash paid for the acquisition of PriceInteractive and the purchases of equipment and marketable securities.

Net cash used in financing activities for the six months ended June 30, 2001 was $10.9 million which was mostly comprised of principal payments on our capital lease obligations as compared to net cash provided by financing activities of $283.8 million for the six months ended June 30, 2000.  For the six months ended June 30, 2000, these amounts are primarily attributable to the net proceeds from our initial public offering, a second public offering of common stock, and a public offering of convertible notes and were partially offset by payments on capital lease obligations.

Secondary Public Offering.  In March 2000, we completed a second public offering in which we sold 2,026,637 shares of common stock and selling stockholders sold 1,473,368 shares of common stock, which resulted in total net proceeds to us of $140.3 million. Concurrently, we completed a public offering of $150 million in 5 3/4% convertible subordinated notes due 2005 which resulted in total net proceeds to us of $144.8 million. The notes are convertible at any time prior to maturity into common stock at a conversion price of $86.14 per share, subject to adjustment upon certain events.

Equipment Leasing and Financing.  We lease equipment from various vendors under master agreements and multiple lease sub-agreements. Each of the multiple equipment leases specifies its own term, rate and payment schedule, depending upon the value and amount of equipment leased.  As of June 30, 2001, we had an additional $47.3 million available for borrowing under a $90 million master agreement with Cisco Systems Capital Corporation.

The Company anticipates that the existing $183.6 million in cash and cash equivalents and marketable securities will be sufficient to fund operations for at least the next twelve months.  However, in the event that circumstances currently unknown to the Company arise, there can be no assurance that the Company will not require additional financings within this time fame or that any additional financing, if needed, will be available to the Company on terms acceptable to the Company, if at all.

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

To date, we have not engaged in trading market risk sensitive instruments or purchasing hedging instruments that would be likely to expose us to market risk, whether interest rate, foreign currency exchange, commodity price or equity price risk.  We have not purchased options or entered into swaps of forward or futures contracts.  Our primary market risk exposure is that of interest rate risk on borrowings under our credit lines, which are subject to interest rates based on the banks’ prime rate, and a change in the applicable interest rate that would affect the rate at which we could borrow funds or finance equipment purchases.  While to date our global operations have generated revenues in United States dollars, we are currently evaluating the impact of foreign currency exchange risk on our results of operations as we continue to expand globally.

Part II - Other Information

Item 1 – Legal Proceedings

             Beginning August 1, 2001, we were served with several class action complaints that were filed in the United States District Court for the Southern District of New York against us and several of our officers, directors, and former officers and directors, as well as against the investment banking firms that underwrote our November 11, 1999 initial public offering of common stock.  The complaints were filed on behalf of persons who purchased our common stock during different time periods, all beginning on or after November 10, 1999 and ending on or before December 6, 2000.  The complaints are similar to each other and to hundreds of other complaints filed recently against other issuers and their underwriters, and allege violations of the Securities Act of 1933 and the Securities Exchange Act of 1934 primarily based on the assertion that there was undisclosed compensation received by our underwriters in connection with our initial public offering.

             Although neither iBasis nor the individual defendants have filed answers in any of these matters, iBasis believes that it and the individual defendants have meritorious defenses to the claims made in the complaints and intends to contest the lawsuits vigorously.  However, there can be no assurance that we will be successful in such a defense.  In addition, even though we have insurance and contractual protections that could cover some or all of the potential damages in these cases, or amounts that we might have to pay in settlement of these cases, an adverse resolution of one or more of these lawsuits could have a material adverse affect on our financial position and results of operation in the period in which the lawsuits are resolved.  Given the early stage of the proceedings, we are not presently able to estimate potential losses, if any, related to the lawsuits.

Item 4 – Submission of Matters to a Vote of Security Holders

Following are the results of all matters submitted to a vote of security holders during the quarter ended June 30, 2001.  These matters were voted on at the 2001 Annual Meeting of Shareholders held on May 31, 2001:

Proposal 1:      Election of Class 2 Director - Vote to elect one Class 2 director to serve until the Company’s 2003 Annual Meeting of Shareholders, or until their successors are elected and qualified.

	For	Withheld Authority

Charles Skibo	38,221,238	199,861

The following directors’ terms continued after the 2001 Annual Meeting of Shareholders: Ofer Gneezy, Gordon VanderBrug, Charles Corfield, Carl Redfield, and Daniel Price.  Subsequent to the 2001 Annual Meeting of Shareholders, the Board of Directors appointed W. Frank King to serve as a Class 2 Director.

Proposal 2:      Ratification of the Appointment of the Firm of Arthur Andersen LLP as Independent

Public Auditors of the Company.

For	Against	Abstain

37,839,846	173,181	408,072

Item 6 - Exhibits and Reports on Form 8-K

(a)         Exhibits:
             None.

(b)        Reports on Form 8-K:
             None.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

iBasis, Inc.

August 14, 2001	By:	/s/ D.J. Long

(date)		D.J. Long
Vice President of Corporate Development and Chief Financial Officer (Authorized Officer and Principal Accounting Officer)