Form 10-Q
period 2001-09-30
IBASIS INC
filed 2001-11-14
CIK 1091756

Securities and Exchange Commission

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒        Quarterly Report Pursuant to Section 13 Or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2001

or

☐        Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period from __________ to __________

Commission file number 000-27127

iBasis, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	04-3332534
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

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

Yes  ☒    No  ☐

As of November 5, 2001, there were 45,265,034 shares of the Registrant’s Common Stock, par value $0.001 per share, outstanding.

iBasis, Inc.

iBasis, Inc.

Consolidated Balance Sheets

	September 30,	December 31,
	2001	2000
	(Unaudited)

Assets

Current assets:
Cash and cash equivalents	$139,045,965	$208,180,625
Marketable securities	8,526,372	77,146,773
Accounts receivable, net of allowance for doubtful accounts of approximately $6.5 million and $2.2 million, respectively	24,815,401	17,343,294
Prepaid expenses and other current assets	11,986,774	5,883,560
Total current assets	184,374,512	308,554,252

Property and equipment, at cost:
Equipment under capital lease	66,426,081	44,765,170
Network equipment	51,701,951	24,702,891
Computer software	14,043,564	5,749,908
Construction in process	8,425,619	38,991,409
Leasehold improvements	5,096,185	3,181,840
Furniture and fixtures	1,488,577	680,276
	147,181,977	118,071,494
Less- Accumulated depreciation and amortization	(40,189,216)	(18,201,384)
	106,992,761	99,870,110
Goodwill and other purchased intangible assets, net of accumulated amortization of approximately $16.5 million and $0, respectively	68,430,390	--
Deferred debt financing costs, net of accumulated amortization of approximately $1.6 million and $816,000, respectively	3,580,630	4,356,708
Long term investments in marketable securities	--	15,000,000
Long term investment in nonmarketable security	5,000,000	5,000,000
Due from PriceInteractive, Inc.	--	10,000,000
Other assets	2,380,878	5,036,649
	$370,759,171	$447,817,719

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$10,684,817	$9,080,409
Accrued expenses	25,318,879	14,855,026
Deferred revenue	481,192	--
Long term debt, current portion	32,389,532	26,105,842
Total current liabilities	68,874,420	50,041,277

Long term debt, net of current portion	181,890,514	190,880,257

Stockholders’ equity:
Common stock, $.001 par value, authorized- 85,000,000 shares, issued and outstanding- 45,225,589 and 34,203,083, respectively	45,226	34,203
Additional paid-in capital	369,660,278	298,572,842
Deferred stock-based compensation	(2,559,339)	(1,604,462)
Accumulated deficit	(247,151,928)	(90,106,398)
Total stockholders’ equity	119,994,237	206,896,185
	$370,759,171	$447,817,719

The accompanying notes are an integral part of these condensed consolidated financial statements.

iBasis, Inc.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,
	2001	2000
Net revenue:
Data communications and telecommunications	$30,326,865	$17,213,066
Professional services	2,996,587	--
Total net revenue	33,323,452	17,213,066
Cost and operating expenses:
Data communications and telecommunications	27,184,647	17,315,095
Cost of professional services	1,162,647	--
Research and development	9,204,542	2,958,311
Selling and marketing	6,402,524	5,376,533
General and administrative	5,840,620	4,896,438
Depreciation and amortization	10,668,052	5,719,155
Amortization of goodwill and other purchased intangible assets	7,059,161	--
Non-cash stock-based compensation	334,264	261,760
Total operating expenses	67,856,457	36,527,292
Loss from operations	(34,533,005)	(19,314,226)
Interest income	1,567,550	5,947,293
Interest expense	(4,066,248)	(4,061,832)
Other expenses	(71,927)	(58,511)
Net loss	$(37,103,630)	$(17,487,276)

Net loss per share:
Basic and diluted net loss per share	$(0.84)	$(0.51)
Basic and diluted weighted average common shares outstanding	44,231,926	34,101,455

The accompanying notes are an integral part of these condensed consolidated financial statements.

iBasis, Inc.

Consolidated Statements of Operations

(Unaudited)

	Nine Months Ended September 30,
	2001	2000
Net revenue:
Data communications and telecommunications	$88,416,717	$40,546,097
Professional services	6,229,433	--
Total net revenue	94,646,150	40,546,097
Cost and operating expenses:
Data communications and telecommunications	78,406,841	40,916,783
Cost of professional services	2,916,865	--
Research and development	20,588,933	10,231,462
Selling and marketing	18,838,471	13,278,069
General and administrative	21,573,333	12,823,357
Depreciation and amortization	25,434,438	10,011,294
Write-off of in-process research and development costs	24,431,466	--
Amortization of goodwill and other purchased intangible assets	16,517,681	--
Non-cash stock-based compensation	1,047,538	559,802
Restructuring and other non-recurring costs	37,520,000	--
Total operating expenses	247,275,566	87,820,767
Loss from operations	(152,629,416)	(47,274,670)
Interest income	7,978,205	14,440,202
Interest expense	(11,915,292)	(8,504,811)
Other expenses	(479,027)	(121,625)
Net loss	$(157,045,530)	$(41,460,904)

Net loss per share:
Basic and diluted net loss per share	$(3.74)	$(1.24)
Basic and diluted weighted average common shares outstanding	42,031,840	33,416,437

The accompanying notes are an integral part of these condensed consolidated financial statements.

iBasis, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2001	2000
Cash flows from operating activities:
Net loss	$(157,045,530)	$(41,460,904)
Adjustments to reconcile net loss to net cash used in operating activities:
Restructuring and other non-recurring costs	37,520,000	--
Write off of in-process research and development costs	24,431,466	--
Amortization of purchased intangibles	16,517,681	--
Depreciation and amortization	25,434,438	10,011,294
Amortization of deferred debt financing costs	776,078	557,815
Amortization of deferred stock-based compensation	1,047,538	447,064
Changes in current assets and liabilities, net of acquired amounts:
Accounts receivable	(3,959,335)	(6,598,162)
Prepaid expenses and other current assets	(3,552,991)	(4,394,320)
Accounts payable	802,656	(27,834)
Deferred revenue	(1,901,942)	--
Accrued expenses	(2,734,147)	7,180,923
Net cash used in operating activities	(62,664,088)	(34,284,124)

Cash flows from investing activities:
Acquisition of PriceInteractive, Inc., net of cash acquired	(35,775,404)	--
Decrease (increase) in current marketable securities	68,620,401	(82,881,090)
Purchases of property and equipment	(36,248,460)	(19,724,353)
Decrease (increase) in long-term marketable securities	15,000,000	(5,000,000)
Decrease (increase) in other assets	1,508,795	(1,764,081)
Net cash provided by (used in) investing activities	13,105,332	(109,369,524)

Cash flows from financing activities:
Net proceeds from secondary offering of stock	--	140,338,067
Net proceeds from issuance of notes	--	144,826,943
Proceeds from exercise of stock options	839,302	623,647
Proceeds from issuance of shares related to employee stock plan	480,371	320,059
Principal payments on capital lease obligations	(20,895,577)	(8,507,309)
Net cash (used in) provided by financing activities	(19,575,904)	277,601,407

Net (decrease) increase in cash and cash equivalents	(69,134,660)	133,947,759

Cash and cash equivalents, beginning of period	208,180,625	123,665,961

Cash and cash equivalents, end of period	$139,045,965	$257,613,720

Supplemental Disclosure of Cash Flows:

Non-cash transactions: During the nine months ended September 30, 2001 and 2000, the Company entered into capital leases for network equipment of approximately $14.6 million and $52.7 million, respectively.

Acquisition of PriceInteractive, Inc.:

In connection with the acquisition of PriceInteractive, Inc., the Company has paid the following amounts, net of cash acquired:

Cash Paid for:	Paid Through September 30, 2001
Common stock	$45,250,917
Options to purchase common stock	883,173
Professional fees	3,025,739
49,159,829
Less: cash acquired	13,384,425
Total cash paid, net of cash acquired	$35,775,404

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

(2)           Acquisition of PriceInteractive, Inc.

On February 27, 2001, the Company completed its acquisition of all of the outstanding capital stock and options of PriceInteractive Inc., a leading provider of speech application services (“PriceInteractive”).  The acquisition was accounted for using the purchase method of accounting in accordance with Accounting Principles Board Opinion No.16, “Business Combinations,” and, accordingly, the results of operations for PriceInteractive have been included within the consolidated results of the Company since the acquisition date.  The aggregate purchase price, which was comprised of cash of $45.3 million, approximately 9.3 million shares of common stock, approximately 1.0 million shares of restricted common stock and options to purchase approximately 1.0 million shares of common stock, was allocated to the tangible and intangible assets of PriceInteractive based upon the fair value of such assets acquired.  Fair value of intangible assets was determined by an independent appraisal. The restricted common stock, issued in the acquisition, vests 50% on December 31, 2001  and 50% on January 1, 2003, subject to acceleration upon certain events.

The Company recorded goodwill equal to the excess of the total consideration paid over the fair value of the net assets acquired including identifiable intangibles.  The goodwill and other purchased intangible assets are being amortized over three years, the estimated useful life of such assets.  Upon the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 142, on January 1, 2002, the Company will cease the amortization of its goodwill and other purchased intangible assets.  In addition, the Company also recorded $1,834,178 of deferred stock-based compensation relating to the options issued in the acquisition which is being amortized over two to four years, the vesting periods of the options granted.

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

The following unaudited pro forma information presents the results of the Company’s operations for the nine months ended September 30, 2001 and 2000, as if the acquisition of PriceInteractive had occurred on January 1, 2000, but does not include the one-time charge for the write-off of in-process research and development costs:

	Nine Months Ended September 30,
	2001	2000
Net revenue	$98,196,947	$52,578,955

Net loss	$(138,827,865)	$(59,494,777)

Basic and diluted net loss per share	$(3.19)	$(1.39)
Basic and diluted weighted average common shares outstanding	43,578,787	42,698,088

The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the actual results of operations had the acquisition taken place as of January 1, 2000.  Furthermore, the pro forma results do not give effect to all cost savings or incremental costs that may occur as a result of the integration and consolidation of the businesses.

(3)           Long term debt

Long-term debt consists of the following:

	September 30,	December 31,
	2001	2000
5-3/4% Convertible Subordinated Notes, due 2005	$150,000,000	$150,000,000
Capital lease and other obligations	64,280,046	66,986,099
	214,280,046	216,986,099
Less: current portion	32,389,532	26,105,842

Long term debt, net of current portion	$181,890,514	$190,880,257

During February 2001, in connection with the acquisition of PriceInteractive, the Company assumed a credit facility consisting of two term loans and two lines of credit.  The term loans were to mature in November 2001 and July 2002, had outstanding balances due as of September 30, 2001 of approximately $31,000 and $154,000, respectively, and were bearing interest at 6.85% and 8.81%, respectively.  The lines of credit were to mature in June 2003 and May 2004, had outstanding balances as of September 30, 2001 of approximately $1,192,000 and $2,000,000, and were bearing interest at LIBOR plus 2.5% (6.07% at September 30, 2001).  These two term loans and two lines of credit were paid in full and canceled on October 15, 2001.

In October 2001, the Company entered into a new credit facility with a bank that replaced the $2.5 million line of credit with a $5.0 million line of credit.  The new line of credit matures in October 2002, and bears interest at the bank’s prime rate.  The new credit facility also includes a $4.0 million term loan, which matures in April 2003 and bears interest at the bank’s prime rate plus 0.5%.  As collateral for this credit facility, the Company deposited with the bank $9.0 million, which will be classified on the Company’s balance sheet as restricted cash.

(4)           Net Loss Per Share

In accordance with SFAS No. 128, “Earnings Per Share,” basic net loss per common share is calculated by dividing net loss by the weighted average number of common shares outstanding.  The calculation of diluted net loss per share is consistent with that of basic net loss per share but gives effect to all dilutive potential common shares (that is, securities such as options, warrants or convertible securities) that were outstanding during the period, unless the effect is antidilutive.  For the three months ended September 30, 2001 and 2000, 936,063 and 2,817,655 potential common shares, respectively, have been excluded from the calculation of diluted net loss per share, as their effects are antidilutive.  For the nine months ended September 30, 2001 and 2000, 936,099 and 3,260,394 potential common shares, respectively, have been excluded from the calculation of diluted net loss per share, as their effects are antidilutive.

The following table reconciles the weighted average common shares outstanding to the shares used in the computation of basic and diluted weighted average common shares outstanding:

	Three Months Ended September 30,
	2001	2000
Weighted average common shares outstanding	45,163,382	34,112,705
Less: Weighted average unvested common shares outstanding	(931,456)	(11,250)
Basic and diluted weighted average common shares outstanding	44,231,926	34,101,455

	Nine Months Ended September 30,
	2001	2000
Weighted average common shares outstanding	42,785,617	33,432,655
Less: Weighted average unvested common shares outstanding	(753,777)	(16,218)
Basic and diluted weighted average common shares outstanding	42,031,840	33,416,437

(5)           Restructuring and Other Non-Recurring Costs

In April 2001, the Company announced cost reduction measures and recorded a charge of $37,520,000, which is reflected in the accompanying consolidated statement of operations for the nine months ended September 30, 2001.

The components of the restructuring and other non-recurring costs were as follows:

Write down of property and equipment	$29,365,000
Termination of contractual, lease and related obligations	7,127,000
Employee severance costs	1,028,000

Total restructuring and other non-recurring costs	$37,520,000

The write down of property and equipment relates primarily to the abandonment and related costs of certain equipment in a limited number of network data centers and Internet central offices. The Company determined that by changing its unified communications platform, certain equipment, which was previously deployed in its New York City and Cambridge, Massachusetts data centers, was no longer required to service the Company’s unified messaging line of business.  In addition, the write-down of equipment at Internet central offices is related to the Company’s increasing focus within its wholesale VoIP business on serving the largest international, tier-one carriers.  Large international carriers tend to maintain greater geographic footprints and the ability to connect their networks to the Company’s network at fewer, more centralized locations.  As a result, the equipment located in some of the Company’s Internet central offices is no longer required and has therefore been written down to its estimated net realizable value of zero.

The termination of contractual obligations is the anticipated cost of negotiated settlements with providers of facility space and telecommunications circuits related to the network data centers and Internet central offices, which are no longer in operation.

The employee severance costs relate to a reduction in the workforce as the Company terminated 56 employees and 28 contractors.  Of these 84 people, 28 were within research and development, 18 were from sales and marketing and 38 were from general and administrative departments.

These cost reduction measures were substantially completed in the third quarter of 2001 and did not affect business operations during the quarter ended September 30, 2001.  Management believes that these measures have better positioned the organization to meet its strategic goals.

A summary of the accrual is as follows:

Restructuring and other non-recurring costs	$37,520,000
Less: Write down of property and equipment	(28,970,059)
Payment of termination and contractual obligations	(4,970,036)
Payment of employee severance costs	(961,013)

Accrual as of September 30, 2001	$2,618,892

In October 2001, the Company reduced its workforce and terminated 56 employees. Of these 56 people, 27 were from research and development, 25 were from sales and marketing, and 4 were from the general and administrative department.  The Company will record a charge of approximately $500,000 in the fourth quarter of 2001 for employee severance. The Company continues to evaluate all of its service and product offerings to ensure that its assets are stated at net realizable value.

(6)           Segment Reporting

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” established standards for reporting information about operating segments in the Company's financial statements. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Company's chief operating decision maker is the Chief Executive Officer of the Company.

The Company is organized geographically and by line of business. The Company has two major lines of business operating segments: (i) internet telephony and messaging and (ii) speech application services. Prior to the acquisition of PriceInteractive, the Company operated only within one segment, internet telephony and messaging.  While management evaluates results in a number of different ways, the line of business management structure is the primary basis for which it assesses financial performance and allocates resources.

The following table presents a summary of operating segments:

Three Months Ended September 30, 2001:	Internet Telephony and Messaging	Speech Application Services	Consolidated
Total revenues	$26,022,997	$7,300,455	$33,323,452
Operating loss (A)	(26,871,963)	(267,617)	(27,139,580)

Nine Months Ended September 30, 2001:
Total revenues	$78,470,044	$16,176,106	$94,646,150
Operating loss (A)	(72,122,791)	(989,940)	(73,112,731)

Total assets at September 30, 2001	$274,179,485	$96,579,686	$370,759,171

(A)   Operating loss reported reflects all of the expenses of the line of business, but does not reflect acquisition related charges, restructuring and other non-recurring charges, non-cash compensation, interest income (expense) nor other expenses.  The following table reconciles operating loss reported above to net loss:

	Three Months Ended	Nine Months Ended

September 30, 2001

September 30, 2001

Total operating loss	$(27,139,580)	$(73,112,731)
Write off of in-process research and development costs	--	(24,431,466)
Amortization of goodwill and other purchased intangibles	(7,059,161)	(16,517,681)
Non-cash compensation	(334,264)	(1,047,538)
Restructuring and other non-recurring costs	--	(37,520,000)
Interest income	1,567,550	7,978,205
Interest expense	(4,066,248)	(11,915,292)
Other expenses	(71,927)	(479,027)

Net Loss	$(37,103,630)	$(157,045,530)

(7)           Revenue Recognition

Revenue from the resale of minutes is recognized in the period the service is provided, net of reserves for potential billing credits.  In addition, the Company also periodically generates revenue from the resale of certain equipment, which is generally recognized upon shipment of the equipment.  The resale of equipment was not a material component of the Company’s revenue during the periods presented.

The Company provides professional services to design, develop, test, deploy and operate speech applications under time-and- materials and fixed-fee contracts.  Revenue on time-and-materials contracts is recognized as services are performed.  Revenue on fixed-fee contracts is recognized using the percentage of completion method measured by labor hours incurred to total estimated hours required.  Estimates of costs to complete are reviewed periodically and revised as required.  Provisions are made for the full amount of the anticipated losses, if any, on all contracts in the period in which the losses are first determinable.  Changes in estimates are also reflected in the period they become known.

Professional services related to the connection of the speech application to the Company’s interactive call processing platform are deferred and recognized over the contractual hosting period.  Costs associated with these professional services are deferred until the related revenue is recognized.  Billings in advance of completing engagements are recorded as deferred revenue and recognized as revenue in the period in which the services are provided.

(8)           Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141, “Business Combinations.”  SFAS No. 141 addresses changes in the financial accounting and reporting for business combinations and supersedes APB Opinion No. 16, Business Combinations and SFAS No. 38, “Accounting for Pre-acquisition Contingencies of Purchased Enterprises”.  Effective July 1, 2001, all business combinations should be accounted for using only the purchase method of accounting.  The Company does not believe the adoption of this statement will have a material effect on its financial position, results of operations or cash flows.

In July 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets”, which requires use of a non-amortization approach to account for purchased goodwill and certain intangibles, effective January 1, 2002.  Under the non-amortization approach, goodwill and certain intangibles will not be amortized into the results of operations, but instead will be reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. Management is currently evaluating the impact that this statement will have on the Company’s financial statements.

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement applies to all entities. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. This Statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company is currently evaluating the ultimate impact of this statement on its results of operations or financial position until such time as its provisions are applied.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This statement supercedes FASB Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” Under this statement it is required that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and it broadens the presentation of discontinued operations to include more disposal transactions. The provisions of this statement are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the ultimate impact of this statement on its results of operations or financial position until such time as its provisions are applied.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the Company’s financial condition and results of operations for the three months and nine months ended September 30, 2001 and 2000 should be read in conjunction with the condensed consolidated financial statements and footnotes for the nine months ended September 30, 2001 included herein, and the year ended December 31, 2000, included in the Company’s Annual Report on Form 10-K for such year.

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

Factors That May Affect Future Results and Financial Condition

The Company operates in a rapidly changing environment that involves a number of uncertainties, some of which are beyond the Company's control.  In addition to the uncertainties described elsewhere in this report, there are many factors that will affect the Company's future results and business, which may cause the actual results to differ from those currently expected.  The Company's future operating results and financial condition are dependent upon the Company's ability to develop and market technologically innovative products and services successfully in order to meet dynamic customer demand patterns.  Inherent in this process are a number of factors that the Company must successfully manage in order to achieve favorable future operating results and a favorable financial condition.  Potential risks and uncertainties that could affect the Company's future operating results and financial condition include, among other things:

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

•      the Company’s ability to integrate operations from the recent acquisition of PriceInteractive successfully;

•      the Company's ability to deploy and maintain adequate internal management resources and technical systems to integrate sales, marketing and billing;

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

This quarterly report on Form 10-Q contains forward-looking statements based on current expectations, estimates and projections about iBasis’s industry and management’s beliefs and assumptions.  In some cases you can identify these statements by forward-looking words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “should,” “will,” and “would” or similar words.  You should read statements that contain these and similar words carefully because they discuss future expectations, contain projections of future results of operations or of financial position or state other “forward-looking” information.  You should be aware that the occurrence of the events described in this quarterly report could have an adverse effect on the business, results of operations and financial position of iBasis.

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

On February 27, 2001, the Company completed its previously announced acquisition of privately held PriceInteractive, a leading Speech Application Service Provider (ASP) whose products and services give enterprises and service providers the ability to speech-enable business-critical, customer-facing solutions, such as e-commerce, call-center, employee self-service, product and sales information, customer care and other interactive applications.  Connecting these services to The iBasis Network™, with its global reach and reduced network costs, could increase the value and scope of the solutions provided to its large enterprise and carrier customers.  The acquisition was accounted for using the purchase method of accounting and, accordingly, the results of operations for PriceInteractive have been included within the consolidated results of the Company since the acquisition date.

In April 2001, the Company announced cost reduction efforts it had undertaken and recorded a charge of $37,520,000 reflected in the accompanying statement of operations for the nine months ended September 30, 2001.  Components of the charge included the write-down  of property and equipment, the termination of contractual obligations and employee severance costs.

The write-down of property and equipment relates primarily to the abandonment and related costs of certain equipment in a limited number of network data centers and Internet central offices. The Company determined that by changing its unified communications platform, certain equipment, which was previously deployed in its New York City and Cambridge, Massachusetts data centers, was no longer required to service the Company’s unified messaging line of business.  In addition, the write-down of equipment at Internet central offices is related to the Company’s increasing focus within its wholesale VoIP business on serving the largest international, tier-one carriers.  Large international carriers tend to maintain greater geographic footprints and generally have the ability to connect their networks to the Company’s network at fewer, more centralized locations.  As a result, the equipment located in some of the Company’s Internet central offices is no longer required and has therefore been written down to its estimated net realizable value of zero.

The termination of contractual obligations is the anticipated cost of negotiated settlements with providers of facility space and telecommunications circuits related to the network data centers and Internet central offices, which are no longer in operation.

The employee severance costs relate to a reduction in the workforce as the Company terminated 56 employees and 28 contractors.  Of these 84 people, 28 were within research and development, 18 were in sales and marketing and 38 were in general and administrative departments.

These cost reduction measures were substantially completed in the third quarter of 2001 and did not affect business operations during the quarter ended September 30, 2001.  Management believes that these measures have better positioned the organization to meet its strategic goals.

In October 2001, the Company reduced its workforce and terminated 56 employees. Of these 56 people, 27 were from research and development, 25 were from sales and marketing, and 4 were from the general and administrative department.  The Company will record a charge of approximately $500,000 in the fourth quarter of 2001 for employee severance. The Company continues to evaluate all of its service and product offerings to ensure that its assets are stated at net realizable value.

Results from Operations – Three Months Ended September 30, 2001 Compared to September 30, 2000

Data communications and telecommunications revenue.  Our primary source of revenue is the fees that we receive from customers for completing voice and fax calls over our network. This revenue is dependent on the volume of voice and fax traffic carried over the network, which is measured in minutes. We charge our customers fees, per minute of traffic, that are dependent on the length and destination of the call and recognize this revenue in the period in which the call is completed.  During the second quarter of 2001, we began generating revenue from our VoCore™ Messaging Services. Such revenue is recognized on a per-user and per-minute basis. We also derive a limited amount of revenue from the sale of equipment to our customers. Most of the equipment sales are financed by us by offsetting termination fees otherwise payable to local service providers against the equipment purchase price, until the full purchase price has been paid.

Our data communications and telecommunications revenue, which consists of voice and fax call completion services, speech application services, VoCoreTM Messaging Services, and the sale of telecommunications equipment, increased by $13.1 million to $30.3 million for the third quarter of 2001 from $17.2 million for the third quarter of 2000.

The increase in revenue from voice and fax call completion services to $27.7 million for the third quarter of 2001 from $16.6 million for the third quarter of 2000 was the result of the increase in traffic carried over the Company’s network to 360.0 million minutes in the third quarter of 2001 from 168.0 million minutes in the third quarter of 2000.  The increase in traffic was achieved as a result of the expansion of our network and the acquisition of PriceInteractive during February 2001.  Data communications and telecommunications revenue also increased due to the generation of revenue from our VoCore™ Messaging Services during the third quarter of 2001.  There was no net revenue from the sale of equipment in the third quarter of 2001 as compared to $575,000 in the third quarter of 2000.

Professional services revenue.  Professional services revenue represents fees received from customers for providing professional services to design, develop,  test, deploy and operate speech applications.  Professional services revenue is billed on an hourly basis and is dependent upon the number of employees engaged in the process of designing, developing, and testing speech and other interactive voice response (IVR) applications.  During the third quarter of 2001, the Company recognized $3.0 million in professional services revenue as a result of the acquisition of PriceInteractive.

Data communications and telecommunications expenses. Data communications and telecommunications expenses are composed primarily of termination fees, purchased minutes, circuit costs and equipment expense. Termination fees are paid to local service providers to terminate voice and fax calls received from our network. This traffic is measured in minutes, and the per-minute rates charged for terminating calls are negotiated with the local service provider. Should competition cause a decrease in our prices and, as a result our profit margins, our contracts provide us with the right to renegotiate the per-minute termination fees. Purchased minutes are fees we pay to other telecommunications carriers for completing calls over the public circuit-switched network when such calls need to be terminated to destinations outside of our network, or when such services are needed as a back-up to our network when our proprietary Assured Quality Routing ®,software indicates that either these carriers are needed to carry this traffic to maintain the quality of our services, our capacity to a particular destination has been exceeded or call quality to such destination has deteriorated. The amount of these fees depends on the volume of voice and fax traffic carried over the public circuit-switched network, which is also measured in minutes of traffic. Presently, less than 10% of our traffic is completed using the public-switched telephone network as a backup to The iBasis Network. The per minute rate charge for purchased minutes is negotiated with public circuit-switched network carriers for each destination served.  Circuit costs include charges for Internet access at our Internet Central Offices, fees for the connections between our Internet offices and our customers and/or suppliers, facilities charges for overseas Internet access and phone lines to the primary telecommunications carriers in particular countries, and charges for the limited number of dedicated international private line circuits we use.  The primary direct expenses that we incur in selling our equipment are those incurred to purchase the component parts of our equipment from a variety of vendors. The equipment expenses vary based on the number of units contracted, assembled and sold in a particular period, and will increase as equipment sales increase.

Data communications and telecommunications expenses increased by $9.9 million to $27.2 million for the third quarter of 2001 from $17.3 million for the third quarter of 2000.   Combined termination fees and purchased minutes increased by $7.0 million to $21.4 million for the third quarter of 2001 from $14.4 million for the third quarter of 2000 as a result of the increase in traffic, as described above.  Circuit costs, including Internet access, public circuit-switched network access, and international private line charges, increased to $5.8 million for the third quarter of 2001 from $2.4 million for the third quarter of 2000.  The increase in circuit costs is substantially attributable to the acquisition of PriceInteractive and the overall expansion of our network.  Equipment expenses, directly related to equipment sales, were $0 for the third quarter of 2001 as compared to $470,000 for the third quarter of 2000.  As a percentage of total revenue, data communications and telecommunications expenses decreased to 82% for the third quarter of 2001 from 101% for the third quarter of 2000. We expect data communications and telecommunication expenses to continue to decrease as a percentage of total revenue as we increase utilization and efficiency of our network and achieve economies of scale.

Cost of professional services.  Professional services expenses represent direct labor costs incurred in the process of designing, developing, testing, deploying and operating speech and other IVR applications.  During the third quarter of 2001, the Company incurred $1.2 million of costs related to professional services as a result of the acquisition of PriceInteractive.

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

Research and development expenses increased by $6.2 million to $9.2 million for the third quarter of 2001 from $3.0 million for the third quarter of 2000. This increase in research and development expenses is due principally to the expansion of The iBasis Network, the acquisition of PriceInteractive, and the increase in personnel within the group.  As a percentage of total revenue, research and development expenses increased to 28% for the third quarter of 2001 from 17% for the third quarter of 2000.  We expect that research and development expenses will decline as a percentage of revenue as we more efficiently use our current network.

Selling and marketing expenses.  Selling and marketing expenses include expenses relating to the salaries, payroll taxes, benefits and commissions that we pay for sales personnel and the expenses associated with the development and implementation of our promotional and marketing campaigns, including expenses relating to our outside public relations firm.

Selling and marketing expenses increased by $1.0 million to $6.4 million for the third quarter of 2001 from $5.4 million for the third quarter of 2000.  This increase is primarily attributable to the increase in personnel within the group, the acquisition of PriceInteractive in February 2001, offset by decreasing expenditures for selling, promotional and marketing activities.  As a percentage of total revenue, selling and marketing expenses decreased to 19% for the third quarter of 2001 from 31% for the third quarter of 2000. We anticipate that selling and marketing expenses will continue to decrease as a percentage of revenue.

General and administrative expenses.  General and administrative expenses include salaries, payroll taxes, benefits expenses and related costs for general corporate functions, including executive management, finance and administration, legal and regulatory, information technology and human resources.

General and administrative expenses increased by $0.9 million to $5.8 million for the third quarter of 2001 from $4.9 million for the third quarter of 2000. General and administrative expenses increased primarily due to the acquisition of PriceInteractive along with the increase in personnel within the group. As a percentage of total revenue, general and administrative expenses decreased to 18% for the third quarter of 2001 from 28% for the third quarter of 2000. We expect general and administrative expenses to continue to decrease as a percentage of sales as we leverage our current employee base through automation and other efficiency improvement projects.

Depreciation and amortization expenses. Depreciation and amortization expenses increased by $5.0 million to $10.7 million for the third quarter of 2001 from $5.7 million for the third quarter of 2000. This increase resulted from additional purchases of capital equipment and software that were needed to support our expanded network.  As a percentage of total revenue, depreciation and amortization expenses decreased to 32% for the third quarter of 2001 from 33% for the third quarter of 2000. We expect depreciation and amortization expenses to decrease as a percentage of revenue, in future quarters, as revenues and utilization of The iBasis Network increase.

Amortization of goodwill and other purchased intangible assets. In connection with the acquisition of PriceInteractive, the Company recorded goodwill equal to the excess of the total consideration paid less the fair value of the net assets acquired.  The goodwill and other purchased intangible assets are being amortized over three years, the estimated useful life of such assets.  For the quarter ended September 30, 2001, the Company recorded $7.1 million in amortization expense.  Beginning on January 1, 2002, as a result of SFAS No. 142, the Company will stop amortizing its goodwill and certain other purchased intangible assets, but will instead periodically review such assets for impairment.

Non-cash compensation.  Non-cash compensation represents compensation expense incurred in connection with the grant of certain stock options to our employees with exercise prices less than the fair value of our common stock at the respective dates of grant.  Such grants were made prior to our initial public offering and in connection with the acquisition of PriceInteractive.  Our non-cash compensation charges will be expensed, generally over the next two to four years, the vesting periods of the options granted.  For the quarters ended September 30, 2001 and 2000, the Company recorded $334,000 and $262,000, respectively in non-cash compensation expense.

Interest income. Interest income is composed of income earned on our cash, cash equivalents and marketable securities.  Interest income decreased by $4.3 million to $1.6 million for the third quarter of 2001 from $5.9 million for the third quarter of 2000. This decrease was primarily attributable to the decrease in our cash, cash equivalents and marketable securities as well as a decline in interest rates.

Interest expense.  Interest expense is primarily comprised of interest paid on the convertible subordinated notes and various capital lease agreements established to finance a substantial majority of the hardware and software components of our network. Interest expense remained constant at $4.1 million from the third quarter of 2000 to the third quarter of 2001 as the Company’s long-term debt remained relatively unchanged.

Results from Operations - Nine Months Ended September 30, 2001 Compared to September 30, 2000

Data communications and telecommunications revenue.  The increase in revenue from voice and fax call completion services by $47.6 million to $87.0 million for the nine months ended September 30, 2001 was the result of the increase in traffic carried over the Company’s network to 988.1 million minutes for the nine months ended September 30, 2001 from 372.6 million minutes for the nine months ended September 30, 2000.  The increase in traffic was achieved as a result of the expansion of our network and the acquisition of PriceInteractive during February 2001.  Data communications and telecommunications revenue also increased due to the commencement of the generation of revenue from our VoCoreTM Messaging Services during the second quarter of 2001.  Net revenue from the sale of equipment increased to $1.4 million for the nine months ended September 30, 2001 from $1.1 million for the nine months ended September 30, 2000.

Professional services revenue. As a result of the acquisition of PriceInteractive, for the nine months ended September 30, 2001, the Company recognized $6.2 million in professional services revenue.

Data communications and telecommunications expenses.  Data communications and telecommunications expenses increased by $37.5 million to $78.4 million for the nine months ended September 30, 2001 from $40.9 million for the nine months ended September 30, 2000.   Combined termination fees and purchased minutes increased by $29.2 million to $62.7 million for the nine months ended September 30, 2001 from $33.5 million for the nine months ended September 30, 2000 as a result of the increase in traffic as described above.  Circuit costs, including Internet access, public circuit-switched network access, and international private line charges, increased to $9.0 million for the nine months ended September 30, 2001 from $6.6 million for the nine months ended September 30, 2000.  The increase in circuit costs from the nine months ended September 2000 to the nine months ended September 2001 is substantially attributable to the acquisition of PriceInteractive, and the overall expansion of our network.   Equipment expenses, directly related to equipment sales, increased to $1.1 million for the nine months ended September 30, 2001 from $833,000 for the nine months ended September 30, 2000.  As a percentage of total revenue, data communications and telecommunications expenses decreased to 83% for the nine months ended September 30, 2001 from 101% for the nine months ended September 30, 2000.

Cost of professional services.  For the nine months ended September 30, 2001, the Company incurred $2.9 million of costs related to professional services.

Research and development expenses. Research and development expenses increased by $10.4 million to $20.6 million for the nine months ended September 30, 2001 from $10.2 million for the nine months ended September 30, 2000. This increase in research and development expenses is due principally to the expansion of The iBasis Network, the acquisition of PriceInteractive and the increase in personnel within the group  As a percentage of total revenue, research and development expenses decreased to 22% for the nine months ended September 30, 2001 from 25% for the nine months ended September 30, 2000.

Selling and marketing expenses.  Selling and marketing expenses increased by $5.5 million to $18.8 million for the nine months ended September 30, 2001 from $13.3 million for the nine months ended September 30, 2000.  This increase is primarily attributable to the acquisition of PriceInteractive in February 2001 and increased expenditures for selling, promotional and marketing activities.  As a percentage of total revenue, selling and marketing expenses decreased to 20% for the nine months ended September 30, 2001 from 33% for the nine months ended September 30, 2000.

General and administrative expenses.  General and administrative expenses increased by $8.8 million to $21.6 million for the nine months ended September 30, 2001 from $12.8 million for the nine months ended September 30, 2000. General and administrative expenses increased primarily due to the acquisition of PriceInteractive and the increase in personnel within the group and a charge for bad debt expenses in the first quarter of 2001, to build reserves that the Company believes will be sufficient to cover potential credit risk.  As a percentage of total revenue, general and administrative expenses decreased to 23% for the nine months ended September 30, 2001 from 32% for the nine months ended September 30, 2000.

Depreciation and amortization expenses. Depreciation and amortization expenses increased by $15.4 million to $25.4 million for the nine months ended September 30, 2001 from $10.0 million for the nine months ended September 30, 2000. This increase resulted from additional purchases of capital equipment and software that were needed to support our expanded network. As a percentage of total revenue, depreciation and amortization expenses increased to 27% for the nine months ended September 30, 2001 from 25% for the nine months ended September 30, 2000.

Amortization of goodwill and other purchased intangible assets. In connection with the acquisition of PriceInteractive, the Company recorded goodwill equal to the excess of the total consideration paid less the fair value of the net assets acquired.  The goodwill and other purchased intangible assets are being amortized over three years, the estimated useful life of such assets.  For the nine months ended September 30, 2001, the Company recorded $16.5 million in amortization expense.  Beginning on January 1, 2002, as a result of SFAS No. 142, the Company will stop amortizing its goodwill and other purchased intangible assets, but will instead periodically review such assets for impairment.

Non-cash compensation.  Non-cash compensation represents compensation expense incurred in connection with the grant of certain stock options to our employees with exercise prices less than the fair value of our common stock at the respective dates of grant.  Such grants were made prior to our initial public offering and in connection with the acquisition of PriceInteractive.  Our non-cash compensation charges will be expensed, generally over the next two to four years, the vesting periods of the options granted.   For the nine months ended September 30, 2001 and 2000, the Company recorded $1.0 million and $560,000, respectively in non-cash compensation expense.

Restructuring and other non-recurring costs.  In April 2001, the Company announced cost reduction measures and recorded a charge of $37,520,000 in the accompanying statement of operations for the nine months ended September 30, 2001.  Components of the charge included the write-down of property and equipment, the termination of contractual obligations, and employee severance costs.

The write-down  of property and equipment relates primarily to the abandonment and related costs of certain equipment in a limited number of network data centers and Internet central offices. The Company determined that by changing its unified communications platform, certain equipment, which was previously deployed in its New York City and Cambridge, Massachusetts data centers, was no longer required to service the Company’s unified messaging line of business.  In addition, the write-down of equipment at Internet central offices is related to the Company’s increasing focus within its wholesale VoIP business on serving the largest international, tier-one carriers.  Large international carriers tend to maintain greater geographic footprints and the ability to cost efficiently connect their networks to the Company’s network.  As a result, the equipment located in some of the Company’s Internet central offices is no longer required and has therefore been written down to its estimated net realizable value of zero.

The termination of contractual obligations is the anticipated cost of negotiated settlements with providers of facility space and telecommunications circuits related to the network data centers and Internet central offices, which are no longer in operation.

The employee severance costs relate to a reduction in the workforce as the Company terminated 56 employees and 28 contractors.  Of these 84 people, 28 were within research and development, 18 were from sales and marketing and 38 were from general and administrative departments.

These cost reduction measures will be completed in the fourth quarter of 2001 and did not affect business operations during the quarter ended September 30, 2001.  Management believes that these measures have better positioned the organization to meet its strategic goals.

Interest income.  Interest income decreased by $6.4 million to $8.0 million for the nine months ended September 30, 2001 from $14.4 million for the nine months ended September 30, 2000. This decrease was primarily attributable to the decrease in our cash, cash equivalents and marketable securities, as well as a decline in interest rates.

Interest expense.  Interest expense increased by $3.4 million to $11.9 million for the nine months ended September 30, 2001 from $8.5 million for the nine months ended September 30, 2000. This increase was attributable to interest on convertible subordinated notes, issued in March of 2000, as well as interest on capital equipment financing.

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

We had established a $2.5 million line of credit with a bank.  There were no outstanding borrowings under the line of credit as of September  30, 2001.  However, the Company had approximately $1.4 million of letters of credit outstanding against the line of credit.

In October 2001, the Company entered into a new credit facility with a bank that replaced the $2.5 million line of credit with a $5.0 million line of credit.  The new line of credit matures on October 2002, and bears interest at the bank’s prime rate.  The new credit facility also includes a $4.0 million term loan, which matures in April 2003 and bears interest at the bank’s prime rate plus 0.5%.  As collateral, the Company deposited with the bank $9.0 million, which will be classified on the Company’s balance sheet as restricted cash.

During February 2001, in connection with the acquisition of PriceInteractive, the Company assumed a credit facility consisting of two term loans and two lines of credit.  The term loans were to mature in November 2001 and July 2002, had outstanding balances due as of September 30, 2001 of approximately $31,000 and $154,000, respectively, and were bearing interest at 6.85% and 8.81%, respectively.  The lines of credit were to mature in June 2003 and May 2004, had outstanding balances as of September 30, 2001 of approximately $1,192,000 and $2,000,000, and were bearing interest at LIBOR plus 2.5% (6.07% at September 30, 2001).  These two term loans and two lines of credit were paid in full and canceled on October 15, 2001.

Net cash used in operating activities was $62.7 million for the nine months ended September 30, 2001, as compared to $34.3 million for the nine months ended.September 30, 2000.  Cash used in operating activities for both periods was predominantly related to net losses, offset by certain non-cash charges consisting of depreciation and amortization expense, restructuring and other non-recurring costs, amortization of intangibles and write off of in-process research and development costs.

Net cash provided by investing activities was $13.1 million for the nine months ended September 30, 2001, as compared to net cash used in investing activities of $109.4 million for the nine months ended September 30, 2000.  Cash provided by investing activities for the nine months ended September 30, 2001 was primarily related to a decrease in current and long term marketable securities, partially offset by the cash paid for the acquisition of PriceInteractive and the purchases of equipment and marketable securities.

Net cash used in financing activities for the nine months ended September 30, 2001 was $19.6 million which was mostly comprised of principal payments on our capital lease obligations as compared to net cash provided by financing activities of $277.6 million for the nine months ended September 30, 2000.  For the nine months ended September 30, 2000, these amounts are primarily attributable to a second public offering of common stock, and a public offering of convertible notes and were partially offset by payments on capital lease obligations.

Secondary Public Offering.  In March 2000, we completed a second public offering in which we sold 2,026,637 shares of common stock and selling stockholders sold 1,473,363 shares of common stock, which resulted in total net proceeds to us of $140.3 million. Concurrently, we completed a public offering of $150 million in 5 3/4% convertible subordinated notes due 2005 which resulted in total net proceeds to us of $144.8 million. The notes are convertible at any time prior to maturity into common stock at a conversion price of $86.14 per share, subject to adjustment upon certain events.

Equipment Leasing and Financing.  We lease equipment from various vendors under master agreements and multiple lease sub-agreements. Each of the multiple equipment leases specifies its own term, rate and payment schedule, depending upon the value and amount of equipment leased.  As of September 30, 2001, we had an additional $52.6 million available for borrowing under a $90 million master agreement with Cisco Systems Capital Corporation.

The Company anticipates that the existing $147.6 million in cash and cash equivalents and marketable securities will be sufficient to fund operations for at least the next twelve months.  However, in the event that circumstances currently unknown to the Company arise, there can be no assurance that the Company will not require additional financings within this time fame or that any additional financing, if needed, will be available to the Company on terms acceptable to the Company, if at all.

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

Part II - Other Information

Item 1 – Legal Proceedings

Beginning August 1, 2001, we were served with several class action complaints that were filed in the United States District Court for the Southern District of New York against us and several of our officers, directors, and former officers and directors, as well as against the investment banking firms that underwrote our November 11, 1999 initial public offering of common stock.  The complaints were filed on behalf of persons who purchased our common stock during different time periods, all beginning on or after November 10, 1999 and ending on or before December 6, 2000.  The complaints are similar to each other and to hundreds of other complaints filed recently against and other issuers and their underwriters, and allege violations of the Securities Act of 1933 and the Securities Exchange Act of 1934 primarily based on the assertion that there was undisclosed compensation received by our underwriters in connection with our initial public offering.

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

Item 5 – Other Information

On November 7, 2001, Dan Price resigned as a Company director, in a letter sent to the Chief Executive Officer which cited disagreements with the strategic direction of the Company.  Mr. Price was the founder and former President of PriceInteractive, now known as iBasis Speech Solutions, which was acquired by the company in February 2001.

For administrative reasons, the Company intends to accelerate the vesting date of up to approximately 390,000 shares of iBasis restricted stock that are currently scheduled to vest under the 2000 PriceInteractive Restricted Stock Plan on December 31, 2001 to on or about November 30, 2001.

Item 6 - Exhibits and Reports on Form 8-K

(a)   Exhibits:

None.

(b)   Reports on Form 8-K:

None.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

iBasis, Inc.

November 14, 2001	By:	/s/ Richard Tennant
(date)		Richard Tennant
Vice President and Chief Financial Officer
(Authorized Officer and
Principal Accounting Officer)