Form 10-K
period 2001-12-31
IBASIS INC
filed 2002-03-26
CIK 1091756

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to

Commission file number: 000-27127

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

(Title of Class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-X is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

The aggregate market value of the registrant's common stock, $0.001 par value per share ("Common Stock"), held by non-affiliates of the registrant as of March 15, 2002 was approximately $29,173,720 based on 38,905,294 shares held by such non-affiliates at the closing price of a share of Common Stock of $0.75 as reported on the Nasdaq National Market on such date. Affiliates of the Company (defined as officers, directors and owners of 10 percent or more of the outstanding share of Common Stock) owned 6,634,832 shares of Common Stock outstanding on such date. The number of outstanding shares of Common Stock of the Company on March 15, 2002 was 45,541,126.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held on May 22, 2002, are incorporated by reference into Part III hereof. With the exception of the portions of such Proxy Statement expressly incorporated into this Annual Report on Form 10-K by reference, such Proxy Statement shall not be deemed filed as part of this Annual Report on Form 10-K.

iBASIS, INC.

FORM 10-K
For the Year Ended December 31, 2001

This annual report on Form 10-K and the documents incorporated by reference contain forward-looking statements based on current expectations, estimates and projections about iBasis' industry and management's beliefs and assumptions. In some cases you can identify these statements by forward-looking words such as "anticipate," "believe," "could," "estimate," "expect," "intend," "may," "should," "will," and "would" or similar words. You should read statements that contain these words carefully because they discuss future expectations, contain projections of future results of operations or of financial position or state other "forward-looking" information. The important factors listed in the section captioned "Risk Factors," as well as any cautionary language in this annual report, provide examples of risks, uncertainties and events that may cause the actual results to differ materially from the expectations described in these forward- looking statements. You should be aware that the occurrence of the events described in these risk factors and elsewhere in this annual report could have an adverse effect on the business, results of operations and financial position of iBasis.

Any forward-looking statements in this annual report are not guarantees of future performance, and actual results, developments and business decisions may differ from those envisaged by these forward-looking statements, possibly materially. iBasis disclaims any duty to update any forward-looking statements, even if new information becomes available or other events occur in the future.

PART I

Item 1.    Business

Company Overview

We are a leading provider of advanced Internet-based communications services that enable telecommunications carriers and other communications service providers to offer international voice, fax and other enhanced services that combine the flexibility and power of the Internet with the simplicity and ubiquity of the telephone. By outsourcing international communications services to us, our customers are able to lower costs, generate new revenue and quickly extend their business into Internet-based communications services while maintaining service quality comparable to that of traditional voice networks. In addition to our core business of providing international wholesale Internet telephony services, we also provide enhanced services, such as interactive voice response and customer service applications.

Industry Overview

Telecommunications Market Overview.    The international voice and fax traffic market is estimated to be worth more than US$70 billion; driven by increasing deregulation and increasing competition, international voice and fax traffic is expected to grow by over 15% in 2002, according to TeleGeography, a market research firm. Global deregulation combined with rapid technological advances has enabled the emergence of more affordable international service and led to the creation of many new communications service providers. In their efforts to remain competitive in this growing marketplace and focus their capital on the domestic services such as fixed-line, wireless, and cable that account for the most of their revenues, communications service providers are looking for ways quickly to expand their global footprint, while simultaneously reducing the disproportionate transport and support costs of providing international services. Increasingly the world's carriers are seeking to outsource international voice traffic to efficient voice over Internet Protocol or VoIP networks, such as The iBasis Network™, whose inherently lower infrastructure and transport costs can help improve a carrier's competitiveness and bottom line, without compromising service quality.

International Long Distance Market.    The international long distance market is a large and growing segment of the telecommunications market. According to TeleGeography international voice traffic grew over 21% from 1999 to 2000, reaching 132.7 billion minutes, while revenues grew more than 27% to US$70 billion. We believe that this growth will accelerate as countries around the world continue to deregulate their telecommunication markets.

Emergence of Internet Telephony.    Although it has been possible to transmit VoIP since 1995, only recently has the technology improved such that phone-to-phone calls can be transmitted over data networks with quality nearly indistinguishable from that of traditional voice networks. International VoIP traffic has grown rapidly; according to industry analysts TeleGeography, traffic grew from 1.6 billion minutes in 1999 to 5.3 billion in 2000, and was forecast to reach 10 billion for 2001. Today, more than 60% of the voice traffic on The iBasis Network is generated by Tier 1 carriers, the world's largest and most demanding carriers.

Some of Internet telephony's principal advantages include:

  •
  Technological Efficiencies. Traditional voice networks use circuit-switching technology, which establishes dedicated lines between an originating and terminating point for the duration of a call. In contrast, Internet telephony is based on packet-switching technology. This technology completes a call by digitizing and dividing a speaker's voice into small packets that travel to their destination along lines carrying packets of other Internet traffic, in much the same way as email travels. By taking advantage of the gaps or silence in human conversation, packets from multiple calls or faxes can be carried over the same line simultaneously with data from other sources which results in a higher utilization of transmission lines than can be achieved with circuit-switching technology. Unlike circuit-switched traffic, data packets also can be compressed, which means that Internet telephony uses less bandwidth per call than traditional circuit-switched calling. Also, using a network of service facilities connected to the public Internet for transport is less costly than building a dedicated circuit-switched or IP network. Because of our use of this "light" infrastructure, iBasis is less vulnerable to shifts in voice traffic flows than are companies that have networks with large investments in point-to-point lines. Finally, the Internet telephony gateway equipment that is used to convert and route phone calls over the Internet is less expensive and requires less physical space in telecom facilities than traditional telecommunications equipment. As a result of all of these features and capabilities, traditional carriers' international phone calls can be completed by iBasis at a lower cost using Internet telephony. We believe that packet-switched networks, including the Internet, will allow other traditional services, such as teleconferencing, to be offered more cost-effectively as well.

  •
  Economies of Scale. Internet telephony calls are carried over large and rapidly growing data networks. Carriers and businesses have spent billions of dollars to upgrade their data networks to accommodate dramatic increases in data traffic. According to TeleGeography, the total bandwidth used for data surpassed that used for voice in the United States long distance market in 1998. iBasis, as a consumer of IP bandwidth is a direct beneficiary of the increasing supply of IP bandwidth for international transport. As data networks continue to grow, communications service providers should benefit from greater economies of scale and be able to offer Internet-based services, such as Internet telephony, more cost effectively than services delivered over traditional voice networks.

  •
  Opportunity to Bypass International Settlement Rates. Traditional international long distance calls are completed over international voice networks. These networks are often owned by government bodies or telecommunications carriers who charge settlement rates or tariffs for their use. Although these fees are being reduced or eliminated, international calls routed over the Internet bypass a significant portion of these fees, which further lowers the cost of completing such calls.

  •
  Additional Channel for Carriers. The world's largest carriers regularly outsource their voice and fax traffic to add capacity during peak hours and to take advantage of low-cost, high-quality providers to particular destinations. Internet telephony offers an opportunity for service providers with access to the necessary VoIP technology to develop networks that can cost-effectively provide this additional capacity and provide lower cost, high quality service to many destinations.

  •
  More Services and Easier Roll Out. In contrast to the closed, proprietary structure inherent in traditional circuit-switched voice networks, Internet telephony embraces an open architecture and open standards, which facilitates innovation at lower costs. Traditional voice networks have been designed specifically to provide one basic service, making it difficult to introduce new services over those networks. The data networks convert all services into data packets, and allow for the introduction of a wide and enhanced variety of packet-based services that were not possible over the traditional network. Since the rollout of new services does not require network-wide upgrades, it is easier for communications service providers to deploy new services quickly. While voice and fax are the dominant services provided today, additional services, such as Internet call-waiting, speech recognition-based phone applications, messaging and IP-based conferencing, can all be provided over data networks.

Outsourcing vs. Insourcing Internet Telephony services.    There are many reasons for telecommunications carriers and other communications service providers to take advantage of VoIP, and many are beginning to do so, carrying some portion of their voice traffic over IP networks. Despite the move by some large carriers to develop their own international VoIP infrastructures, carriers have been more interested in outsourcing international traffic to specialist providers such as iBasis. The reasons for the preference to outsource international traffic may include:

  •
  the relatively low percentage of revenue that international service represents for many large carriers;

  •
  the disproportionate cost and complexity of deploying and supporting international service infrastructure;

  •
  prior substantial investment in circuit-switched networks and the associated expertise;

  •
  a hesitation to build new networks and cannibalize traffic from their traditional voice networks; and

  •
  concerns over sufficient in-house VoIP expertise to ensure that voice quality and network reliability are comparable to that of the public-switched telephone network.

Demand for Automated Customer Service Solutions.    Interactive voice response, which we refer to as IVR and speech recognition-driven applications enable enterprises to increase the capacity and efficiency of their customer service and call center resources. The principal advantages of automated customer service solutions include:

  •
  reduced costs of handling customer inquiries through automated self-service;

  •
  improved customer service through self-service; and

  •
  enhanced routing of customers to specific areas of expertise based on customer responses to automated screening options.

The rate of growth in the IVR market moderated overall for 2001 as reported by International Data Corporation or IDC. Although ninety-percent of the market at year-end was composed of non-speech touch-tone applications, the rate of growth for speech technologies grew faster in 2001 than the total market. According to IDC, adoption of speech applications will continue to grow and is expected to overtake non-speech applications by 2005.

The lengthy sales cycle typically associated with procurements of automated customer service solutions combined with weakness in the U.S. economy may have adversely impacted purchases in the third and fourth quarters last year. We expect that demand for these phone-based customer service solutions should grow again as the U.S. economy recovers from recession and companies deploy automated solutions to reduce the costs of operating contact centers and simultaneously increase the level of "customer self-service." While the lengthy sales cycle for new customer procurements is expected to continue, we expect that 2001 early adopters of these solutions will deploy multiple speech applications in 2002.

iBasis Services and Solutions

As our core business, we provide Internet-based voice services to telecommunications carriers and other communications service providers. We also provide phone-based customer service solutions to carriers and enterprises.

iBasis wholesale international Internet telephony enables carriers and other communications service providers to outsource international voice and fax traffic, substantially lowering their transport and service support costs, without compromising quality. We provide our carrier customers access to The iBasis Network, our international Internet telephony network, through "Internet Central Offices" or "ICOs" and "Internet Branch Offices" or "IBOs" as described below under the section captioned "The

iBasis Network," which are strategically located in major telecommunications hubs in the U.S., Asia, and Europe. Our services provide the following key benefits to our customers:

High Quality Voice and Fax Transmissions.    Our network, monitoring and management technologies enable us to complete international voice and fax calls with quality comparable to that of traditional circuit-switched voice networks. This high quality is reflected by the fact that carriers choose to provide our Internet telephony services to their customers undifferentiated from their traditional services. At our 24x7, expert-staffed global Network Operations Centers which we generally refer to as NOCs in Burlington, Massachusetts, USA and Hong Kong, we are able to monitor our carrier customers' voice traffic and ensure service quality indistinguishable from that of traditional networks. Using our technologies, we route international traffic over multiple Internet backbones, completing calls on our partners' phone networks in destination countries.

Cost Effective Solutions.    Our call transport costs are lower because packet switching is more efficient than traditional circuit-switching. In addition, because we use the Internet, rather than a managed IP network, to deliver international voice traffic, we have greater infrastructure flexibility and lower costs than service providers that employ dedicated point-to-point connections. In addition, VoIP equipment is less costly and has lower facilities costs (due to its smaller physical footprint) than equivalent capacity circuit-switched equipment. We offer an open, scalable architecture that enables carriers and communications service providers to connect within a short period of time and without heavy investment or special expertise. Finally, we are currently able to bypass many of the international tariffs or settlement rates associated with some international traffic carried over circuit-switched voice networks, which produces additional cost savings.

Enhanced Services.    Our technology also enables us to offer other enhanced services that can provide significant cost savings, or generate additional revenue. Through iBasis Speech Solutions, our wholly-owned, Reston, Virginia subsidiary, we enable automation of both routine and unique customer care activities of organizations ranging from large enterprises to small and mid-sized businesses. Our services are offered on an outsourced basis to clients in a wide variety of vertical markets including telecommunications and financial services. Specifically, we develop and host interactive voice response and speech driven, phone-based applications for our customers. These types of services for enterprises and carriers can increase revenues and enhance customer loyalty and satisfaction with automated, phone-based customer self-service applications that the consumer can control. The solutions we develop run on our iPort™ and SpeechPort™ platforms, as hosted applications. iPort provides touch-tone IVR solutions. SpeechPort supports rapid application development with speech recognition, text-to-speech, and extensive back-end integration capabilities. Because the applications are mission-critical and are likely to be invoked any time of day or night, rigorous operational support is essential for spike or high-volume steady-state traffic. Our network operations control center in Reston, Virginia oversees 24x7 availability and ensures service level agreements are met. Redundancy is provided by facilities located in St. Louis, Missouri, and a third site in Miami, Florida, which was opened in 2001.

The iBasis Network

The iBasis Network is our growing international network, over which we deliver large volumes of high quality international voice, fax and other enhanced services at significant cost savings to our customers. At year-end 2001 there were approximately 620 Points of Presence, which we generally refer to as PoPs in more than 80 countries and we transported more than 1.4 billion minutes of traffic over our network—making iBasis, according to global traffic statistics in the industry analyst publication TeleGeography 2002, one of the twenty largest carriers of international traffic in the world. The iBasis Network consists of four principal elements:

  •
  ICOs and IBOs that convert circuit-switched voice traffic into data for transmission and reception over the Internet or vice versa;

  •
  the transmission medium, which is principally the Internet;

  •
  Assured Quality Routing®, our proprietary traffic monitoring and routing management software; and

  •
  our NOCs from which we oversee and coordinate the operation of the ICOs and IBOs.

Internet Central Offices and Internet Branch Offices.    Our customers can interconnect with our network by connecting dedicated voice circuits from their facilities to one of our strategically located ICOs, which are located in: Amsterdam; Frankfurt; Hong Kong; London; Los Angeles; Miami; New York; Paris; Singapore; and Tokyo. Alternatively, our customers may elect to install an iBasis IBO directly at their facilities. IBOs are scaleable and flexible platforms built primarily using Cisco Systems' equipment and optimized for interconnection with The iBasis Network. IBOs receive calls directly from a local carrier's switched network. VoIP gateways in each IBO digitize, compress and packetize voice and fax calls and then transmit them over the Internet. At the destination, another IBO reverses the process and the call is switched back from the Internet to a local carrier's circuit-switched network in the destination country. The relatively small size and low cost of IBOs allows us to increase capacity, quickly, efficiently and in discrete increments. In addition, the IBO architecture is designed to easily integrate and support new communications services on our global network.

The Internet.    Because of its global coverage, rapid growth and flexible connectivity, we use the Internet to transmit the substantial majority of our voice and fax traffic. Because we use the Internet as the primary transport for our international VoIP service, we do not need to build a private, dedicated network of fiber and cable connections, which would delay our time to market in many locations and would be more costly to deploy. In addition, because we do not have fixed, point-to-point connections, we can adjust rapidly and at minimal cost to changes in international traffic flows. We have addressed the challenges of using the Internet for high quality, real-time voice communications by:

  •
  selecting only high quality, service-oriented Internet service providers as our vendors;

  •
  purchasing multiple, high-speed connections into the Internet backbone; and

  •
  continuously monitoring the quality of the connections between our PoPs and the Internet.

We also use data transmission over private leased lines or traditional circuit-based voice networks in situations where the Internet is either not available or would not permit us to meet our quality standards.

Assured Quality Routing.    We have deployed a proprietary software system, Assured Quality Routing, which we refer to as AQR to maintain high quality voice and fax service. This application monitors the quality of calls placed over our network by applying defined quality parameters to each processed call. These quality parameters include measures of voice and fax quality that are important to carriers including overall voice quality, call completion rates and post-dial delay. The system alerts us whenever the transmission quality drops below specific thresholds, enabling us to temporarily route subsequent calls to a circuit-switched network or an alternate Internet-based network to restore high quality.

Global Network Operations Centers.    We manage our network and implement our proprietary Assured Quality Routing software through our NOC's. Our NOCs use leading network management tools from Hewlett-Packard and a number of other vendors, which are integrated with our AQR systems to enable us to monitor, test and diagnose all components of The iBasis Network. Our NOCs are staffed by network and traffic engineers 7 days a week, 24 hours a day, every day of the year, and are equipped with:

  •
  end-to-end monitoring and analysis of call behavior patterns on The iBasis Network to identify and address potential network problems before they affect our customers, as well as to anticipate traffic congestion and issues related to network growth;

  •
  system redundancy, including power back-up and multiple network paths; and

  •
  a help desk that allows us to respond quickly to our customer's needs and concerns.

Our Services

In 2001, our services included international voice and fax call completion, unified messaging, interactive voice response applications and phone-based customer service solutions through SpeechPort, our hosted Application Service Provider, or ASP environment. In March 13, 2002, we exited our unified messaging business by selling assets and transferring expenses related to this line of business to Call Sciences, Inc., an international company that develops and markets unified communications solutions.

International Internet Telephony.    Through The iBasis Network, we offer wholesale international Internet telephony services that provide carriers a high-quality, low-cost alternative for transport of international phone-to-phone or fax-to-fax calls placed by their business and residential customers. We guarantee call completion rates that are equivalent to or better than with alternative networks, including the public-switched telephone network through Service Level Agreements. Our customers can receive accurate reporting information that identify service issues and improve their traffic routing planning with our iTrac web based-traffic reporting service.

Phone-based Customer Service Solutions.    From our application service provider environment called SpeechPort, we support large or multiple, geographically-dispersed contact centers. Our products and services include:

  •
  Call routing to language-specific automated applications or to skilled labor pools based on origin of caller;

  •
  Information delivery such as frequently asked questions or nearest retail location; and

  •
  Business transaction processing such as determining order status or selecting a service accompanied by verification procedures.

Future Services.    We intend to add new services that leverage components of The iBasis Network to generate additional sources of revenue. We believe that our ability to deploy new Internet-based communication services makes us an attractive partner for carriers that want to leverage our global footprint to provide cost-efficient access to voice services, such as conferencing.

Markets and Customers

Internet Telephony

Telephone companies can be segregated by size into Tier 1, Tier 2 and Tier 3 carriers. Generally, Tier 1 carriers are large domestic and international carriers, such as AT&T, WorldCom, Sprint, Cable & Wireless, and certain government-affiliated dominant carriers, such as the Japanese telecommunications carrier KDD. Tier 1 carriers generally have annual revenues in excess of $2 billion. Tier 2 carriers have revenues generally in the range of $750 million to $2 billion, but have fewer direct operating agreements with other carriers and fewer international facilities. Tier 3 carriers are typically switch-based resellers with revenues of less than $750 million.

The majority of traffic carried over The iBasis Network is from Tier 1 and 2 carriers in the United States. As of December 31, 2001, Tier 1 carriers generated more than 60 percent of our international traffic. The ability to provide quality call completion consistently acceptable to Tier 1 carriers is of vital importance because these carriers control the vast majority of the world's commercial and retail traffic. Tier 1 carriers will continue be a main area of focus for our sales force.

Overseas, we have established relationships with foreign companies and local service providers that have strong local market expertise and relationships. Some of our overseas partners/customers are very large, well-established national carriers. Others are emerging carriers or Internet service providers who are able to provide the services necessary to terminate minutes for us in their country. During 2001, we also experienced significant increase in the volume of traffic originated from overseas carriers, which generally produces higher margins than US-originated traffic. As of December 31, 2001, iBasis provided services to more than 150 carriers worldwide and only one carrier, Qwest Communications, accounted for more than 10 percent of our sales revenues. For further discussion of our revenues related to customers in other countries and other geographic information, please refer to note 8 to our consolidated financial statements.

Speech Solutions

Our wholly-owned subsidiary, iBasis Speech Solutions, formerly known as PriceInteractive, Inc., has deployed complex customer care applications for carriers and Fortune 500 companies including Sprint, AT&T, MCI WorldCom, H&R Block, and Western Union. We developed and host applications designed to increase efficiency by automating phone-based customer interactions through interactive voice response, automatic speech-recognition and touch-tone technologies. Our customers look for the flexibility and scalability of our open, hosted call center solutions, delivered via SpeechPort, that outsource support responsibilities and concentrate resources on other customer service tasks. As of December 31, 2001, iBasis Speech Solutions provided services to more than 40 customers and for over 160 applications.

Sales and Marketing

Sales Strategy.    Our sales efforts for Internet telephony target leading telecommunications carriers both in the United States and overseas. Our sales effort for Speech Solutions targets carriers and enterprises in the United States. Our sales force is composed of experienced personnel with well-established relationships in the telecommunications industry and, for Speech Solutions in Fortune 500 enterprises. In the United States, we sell directly to carriers and have successfully developed wholesale brand-awareness in that target market and have built beneficial relationships through numerous channels including our Website, trade shows, speaking engagements and joint marketing programs. For our Internet telephony business, our sales process often involves a test by our potential customers of our services in which they route traffic over our network to a particular country. Our experience to date has been that once a carrier has begun to use our network for a single country and finds our quality to be acceptable, the sales process for increasing the volume of traffic they send to us and growing the number of destinations for which they use our network becomes easier. In our Speech Solutions business, the sales process often involves a trial agreement or demonstration. In many instances, we find that the customer will request that additional applications be developed after the customer has experienced the cost and time savings generated through the first application.

In overseas markets, we seek to establish relationships with service providers that have the local market expertise to provide the termination services we need. We believe that our ability to terminate a substantial number of minutes through these local service providers makes us an attractive partner. We also offer licensed international carriers in overseas markets the opportunity to benefit from the favorable economics of Internet telephony by sending their international long distance traffic over The iBasis Network for transport and termination in other countries. This "overseas origination" represents a significant opportunity for revenue growth that is distinct from the growth in traffic from U.S.-based carriers.

We have offices providing sales coverage in Europe, Africa, the Middle East, Latin America, the Caribbean, the Asia-Pacific region, and North America.

Marketing Strategy.    Our marketing strategy includes public relations campaigns, outreach to and interaction with industry analysts, participation in industry trade shows and conferences, speaking at regulatory policy conferences, and a comprehensive Website at www.ibasis.com. We have engaged public relations firms in North America and other regions of the world that help us conduct campaigns that support our positioning as the preeminent provider of Internet-based voice services. We aggressively pursue favorable coverage in the trade and business press and place executive speakers at and participate in a variety of industry trade shows and conferences, including Voice on the Net, The Financial Times telecommunications conferences, The Economist telecommunications conferences, International Telecommunications Union events, Call Center and Customer Relationship Management, or CRM trade shows, The Telephone Voice User Interface Conference, and other focused sales, marketing and industry events. We believe our Website will continue to be an effective marketing tool in both domestic and international markets.

Strategic Technology Relationships

We have entered into strategic technology relationships with a number of leading technology providers in the Internet telephony and speech recognition industry, including Cisco Systems and SpeechWorks International. These strategic technology relationships are important because they give us early access to new technologies and because our strategic relationship partners engage with us in joint sales and marketing programs.

Cisco Systems

Since its founding in 1996, iBasis has maintained a strong, strategic technology and business relationship with Cisco Systems. iBasis is the largest international Cisco Powered Network™ for Internet telephony. This designation means that The iBasis Network is built end-to-end with Cisco products and technologies, and meets a high standard of reliability and performance. As a Cisco Powered Network, we have access to Cisco technical resources and are able to more quickly deliver new capabilities and service features, in response to market demand. We regularly engage in numerous early field trials of Cisco VoIP technologies, during which we gain extensive experience with advance service solutions before they reach the general marketplace. We also conduct joint sales and marketing activities with Cisco. Our management team meets regularly with Cisco executives at Cisco's Executive Briefing Center. iBasis is a founding member of Cisco's Service Carrier Community, a new program that helps connect us to potential development opportunities with other VoIP carriers.

SpeechWorks International

SpeechWorks International is a leading developer of speech recognition software. We use SpeechWorks' speech recognition "engines" to build some of our phone-based customer service solutions. As a tier one partner, we participated in joint sales and marketing efforts with SpeechWorks. In 2001, our collaboration included a new seminar series featuring representative company spokespeople and joint customers that was piloted in the southeast and midwest.

Competition

As described more completely in the section captioned "Risk Factors," the market for international voice and fax call completion services is highly competitive. We face competition from a variety of sources including large communications service providers with more resources, longer operating histories and more established positions in the telecommunications marketplace, some of whom have begun to develop Internet telephony capabilities. We also compete with small companies who have focused primarily on Internet telephony or phone-based applications. We believe that we compete principally on quality of service, price and bandwidth.

Telecommunications Companies and Long Distance Providers.

Large carriers around the world carry a substantial majority of telecommunications traffic. Many of these carriers, such as British Telecom, Cable & Wireless, and Deutsche Telekom, have started to deploy packet-switched networks for voice and fax traffic. These carriers retain substantial resources and have large budgets available for research and development. In addition, several companies have continued to build fiber optic networks, primarily in the United States, for Internet telephony traffic. These networks can be expected to carry voice and fax and may expand their services into international markets.

The nature of the telecommunications marketplace is such that carriers regularly buy and sell traffic to each other. Major carriers have multiple routes to virtually every destination, and frequently buy and sell traffic based on their relative strength and capacity to a particular country. We have relationships with many of these carriers and have carried traffic for them in the past. We expect to continue to exchange traffic with many of these companies in the future, even as they begin to devote more resources to competing in the Internet telephony market.

Internet Telephony Service Providers

A number of companies have started Internet telephony operations in the last few years. ITXC sells wholesale international VoIP service and competes directly with us. Other Internet telephony companies, including Genuity, are currently focused primarily on the retail market and PC-based consumer Internet telephony, but may compete more directly with us in the future.

Speech-Enabled Solutions Providers

iBasis Speech Solutions' primary competitors are traditional interactive voice response and speech recognition-based application providers that offer in-house (rather than outsourced) customer service solutions. In addition, there are ASPs, new entrants and business-to-consumer portals attempting to provide enterprises with speech-enabled services.

In addition to the direct competitors described above, iBasis Speech Solutions faces potential competition from several other types of businesses that may enter or border on the speech ASP space. These include (1) mainstream application service providers that may convert into the communications or Speech ASP space and (2) other specialized ASPs, such as Internet telephony ASPs, or application roll-up ASPs, that may enter the speech market. Internet data center companies as well as hosting companies could either forward-integrate by incorporating Speech ASP offerings similar to iBasis Speech Solutions' or by forming strategic alliances with competitive entities.

Finally, there are a number of startup companies offering voice portals. These companies do not compete with iBasis Speech Solutions directly, but rather with some of its customers, as they provide a focused and integrated speech, content and E-commerce service.

Government Regulation

Domestic Regulation of the Internet and Internet Telephony.    We believe that under United States law, the Internet-related services that we provide constitute information services, rather than telecommunications services. As such, our services are generally not regulated by the Federal Communications Commission or state agencies responsible for regulating telecommunications carriers. However, aspects of our operations not wholly related to the Internet may be subject to state or federal regulation such as regulations governing licensing, universal service funding, confidentiality of communications, copyright and excise taxes. In addition, several efforts have been made to enact federal legislation that would either regulate or exempt from regulation services provided over the Internet. Although we have an advocacy program that endeavors to block these efforts, we cannot assure you that one or more of the services we provide will not be regulated in the future. Increased regulation of the Internet may slow its growth by negatively impacting the cost of doing business over the Internet. This would materially adversely affect our business, financial condition and results of operations.

We also cannot assure investors that Internet telephony will continue to be lightly regulated by the FCC. Although the FCC has determined that, at present, information service providers, including Internet telephony providers, are not telecommunications carriers, we cannot be certain that this position will continue. If the FCC determines that Internet telephony is subject to regulation as a telecommunications service, it may subject providers of Internet telephony services to traditional common carrier regulation and/or require them to make universal service contributions and pay access charges where they do not already pay the same through terminating providers. It is also possible that the FCC will adopt a regulatory framework for Internet telephony providers different than that applied to traditional common carriers. Finally, Congressional dissatisfaction with the FCC's conclusions regarding Internet telephony could result in legislation requiring the FCC to impose greater or lesser regulation. Any change in the existing regulation of Internet telephony by the FCC or Congress could materially adversely affect our business, financial condition and results of operations.

In addition to the FCC and Congress, the Office of Foreign Asset Control of the U.S. Department of the Treasury, or OFAC, administers the United States' sanctions against certain countries. OFAC rules restrict many business transactions with such countries and, in some cases, require that licenses be obtained for such transactions. We may currently, or in the future, transmit telecommunications between the U.S. and countries subject to U.S. sanctions regulations and undertake other transactions related to those services. We have undertaken such activities in reliance on our good faith interpretation of the sanctions regulations. We cannot assure you that OFAC will agree with our interpretation or position. We have received licenses from OFAC to send traffic to some countries and have contacted OFAC with regard to other transactions, and are in the process of seeking approval, if necessary, for any such transactions.

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

The FCC also requires all calling card service providers that enable users to place toll-free calls from payphones in the United States to compensate the payphone operator for each call placed from a payphone. Future change in FCC payphone compensation rules and/or the failure of a company that provides toll-free numbers to us to compensate payphone companies could affect our revenues.

International Government Regulation of the Internet and Internet Telephony.    We provide our Internet telephony services throughout the world. The regulatory treatment of Internet telephony and other iBasis services varies widely among countries and is subject to constant change. Until recently, most countries either did not have regulations addressing Internet telephony or other VoIP services such as calling cards, in some cases, classifying these services as unregulated enhanced services. As the Internet telephony market has grown and matured, increasing numbers of regulators have begun to reconsider whether to regulate Internet telephony and other VoIP services. Some countries currently impose little or no regulation on Internet telephony or VoIP services, as is the case with the United States. Conversely, other countries that prohibit or limit competition for traditional voice telephony services generally do not permit Internet telephony or VoIP services or strictly limit the terms under which such services may be provided. Still other countries regulate Internet telephony and VoIP services like traditional voice telephony services, requiring Internet telephony companies to obtain licenses, incorporate local subsidiaries, make universal service contributions and pay other taxes. We have advocated and supported deregulation for free and open market competition in a variety of countries. The varying and constantly changing regulation of Internet telephony and VoIP in the countries in which we currently provide or may provide services may materially adversely affect our business, financial condition and results of operations.

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

Finally, regulators may be influenced by the International Telecommunications Union, or the ITU, an international organization that addresses telecommunications matters. Although it generally promotes deregulation and open telecommunications markets, the ITU has not taken any action in favor or against Internet telephony. In fact, certain ITU-member countries advocate for full regulation of Internet Telephony. In the past ITU has recommended settlement procedures, technical requirements, and other issues for the international community. The ITU may promote policies that result in changes in national or international regulations dealing with financial compensation for international Internet traffic that could affect certain of our costs.

Intellectual Property

We regard our copyrights, service marks, trademarks, trade dress, trade secrets, patents, patent applications and similar intellectual property as critical to our success and we rely on trademark and copyright law, trade secret protection and confidentiality and/or license agreements with our employees, customers, partners and others to protect our proprietary rights. We intend to rely on patent law and confidentiality and/or license agreements with our employees, customers, partners and others to protect our proprietary rights in such patents and patent applications. We have filed several patents for The iBasis Network, SpeechPort, and other inventions related to our business. We pursue the registration of our trademarks and service marks in the United States and overseas. We have been granted trademark registration for the marks iBasis and Assured Quality Routing in the United States, and have pending registration applications for other service marks.

Employees

As of December 31, 2001, we had 441 full-time employees. Our employees are not represented by a labor union and we consider our relations with our employees to be good.

Item 2.    Properties

We currently lease the following facilities:

Location	Square Footage	Expiration of Lease	Facility Use
Burlington, MA	59,734	Various, 2003-2005	office space and a global network operations center
Reston, VA	34,531	Various, 2003-07	office space
New York, NY	11,652	Various, 2008-2010	house telecommunications equipment
Miami, FL	10,500	February 2010	house telecommunications equipment, back-up to Reston facility & office space
Hong Kong, China	6,000	October 2003	office space and to house and a global network operations center
Los Angeles, CA	3,156	April 2009	house telecommunications equipment

We have obtained collocation space in special facilities around the world that are dedicated to housing equipment of multiple competitive telephony carriers. We lease these smaller spaces to house Internet routing and related equipment or for back-up platforms for our Speech Solutions business. We lease collocation space in Amsterdam, Frankfurt, Hong Kong, London, Paris, Singapore, Tokyo, St. Louis, Missouri and Ashburn, Virginia. We also rent smaller office space in London and Beijing. We believe that our existing facilities are adequate for our current needs and that suitable additional or alternative space will be available in the future on commercially reasonable terms.

Item 3.    Legal Proceedings

We are a currently a party to the following potentially material legal proceedings:

Beginning August 1, 2001, we were served with several class action complaints that were filed in the United States District Court for the Southern District of New York against us and several of our officers, directors, and former officers and directors, as well as against the investment banking firms that underwrote our November 11, 1999 initial public offering of common stock and our March 9, 2000 secondary offering of common stock. The complaints were filed on behalf of persons who purchased our common stock during different time periods, all beginning on or after November 10, 1999 and ending on or before December 6, 2000. The complaints are similar to each other and to hundreds of other complaints filed recently against and other issuers and their underwriters, and allege violations of the Securities Act of 1933 and the Securities Exchange Act of 1934 primarily based on the assertion that there was undisclosed compensation received by our underwriters in connection with our public offerings. The plaintiffs are seeking an as-yet undetermined amount of monetary damages in relation to these claims.

Although neither iBasis nor the individual defendants have filed answers in any of these matters, iBasis believes that it and the individual defendants have meritorious defenses to the claims made in the complaints and intends to contest the lawsuits vigorously. However, we cannot assure you that we will be successful in such a defense. In addition, even though we have insurance and contractual protections that could cover some or all of the potential damages in these cases, or amounts that we might have to pay in settlement of these cases, an adverse resolution of one or more of these lawsuits could have a material adverse affect on our financial position and results of operation in the period in which the lawsuits are resolved. Given the early stage of the proceedings, we are not presently able to estimate potential losses, if any, related to the lawsuits.

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

	High	Low
Fiscal 2001:
First Quarter	$9.81	$2.53
Second Quarter	5.36	2.13
Third Quarter	4.24	0.41
Fourth Quarter	1.86	0.36
Fiscal 2000:
First Quarter	$94.25	$28.00
Second Quarter	51.63	13.00
Third Quarter	42.63	14.13
Fourth Quarter	15.88	4.00

Holders

As of March 15, 2002, there were 278 stockholders of record. This does not reflect persons or entities who hold their stock in nominee or "street" name through various brokerage firms. Based on our solicitation of proxies in May 2001, we estimate that there are approximately 15,000 holders of iBasis stock.

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

	Year Ended December 31,
	2001	2000	1999	1998	1997
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Net revenue:
Data communications and telecommunications	$124,578	$61,218	$19,417	$1,978	$127
Professional services	9,192	—	—	—	—

Total net revenue	133,770	61,218	19,417	1,978	127
Cost and operating expenses:
Data communications and telecommunications	108,716	60,594	21,007	2,730	187
Professional services	4,252	—	—	—	—
Research and development	28,523	15,168	6,183	1,674	317
Selling and marketing	23,792	19,352	5,568	1,160	97
General and administrative	27,801	18,596	5,111	1,365	454
Depreciation and amortization	35,925	15,718	2,997	364	19
Non-cash stock-based compensation	1,382	1,061	198	—	—
Restructuring and other non-recurring costs	51,834	—	—	—	—
Write-off of in-process research and development costs	24,431	—	—	—	—
Amortization of goodwill and other purchased intangibles	23,908	—	—	—	—
(Gain) loss on disposal of property and equipment	—	—	(15)	531	—

Total cost and operating expenses	330,564	130,489	41,049	7,824	1,074
Loss from operations	(196,794)	(69,271)	(21,632)	(5,846)	(947)
Interest income	9,413	19,824	1,329	179	17
Interest expense	(17,270)	(12,844)	(836)	(53)	(4)
Other income (expense), net	(587)	—	3	(7)	8
Minority interest in loss of joint venture	—	—	49	—	—

Net loss before extraordinary gain on repurchase of Convertible Subordinated Notes and accretion of dividends on redeemable convertible preferred stock	(205,238)	(62,291)	(21,087)	(5,727)	(926)
Extraordinary gain on repurchase of Convertible Subordinated Notes	14,549	—	—	—	—

Net loss	(190,689)	(62,291)	(21,087)	(5,727)	(926)
Accretion of dividends on redeemable convertible preferred stock	—	—	(1,020)	(219)	—

Net loss applicable to common stockholders	$(190,689)	$(62,291)	$(22,107)	$(5,946)	$(926)

Pro forma net loss applicable to common stockholders			$(21,087)	$(5,727)

Basic and diluted net loss per share:
Before extraordinary gain on repurchase of Convertible Subordinated Notes and accretion of dividends on redeemable convertible preferred stock	$(4.81)	$(1.85)	$(2.29)	$(0.99)	$(0.15)
Extraordinary gain on repurchase of Convertible Subordinated Notes	0.34	$—	$—	$—	$—

Basic and diluted net loss per share	$(4.47)	$(1.85)	$(2.29)	$(0.99)	$(0.15)

Basic and diluted weighted average common shares outstanding (1)	42,645	33,612	9,655	6,023	6,006

Pro forma basic and diluted net loss per share (1)(2)			$(0.89)	$(0.44)

Pro forma basic and diluted weighted average common shares outstanding (1)(2)			23,678	13,068

	December 31,
	2001	2000	1999	1998
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable securities	$118,690	$300,327	$123,666	$7,399
Working capital	79,600	258,513	27,915	4,241
Total assets	328,825	447,818	153,473	12,772
Long term debt, net of current portion	171,970	190,880	11,689	213
Total stockholders' equity (deficit)	86,717	206,896	126,904	(2,697)

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

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We are a provider of international voice and fax call completion services, and other value-added services using the Internet. We were incorporated in August 1996 and commenced commercial operations in May 1997. We first recorded revenue from the sale of equipment in May 1997, and first recorded revenue from the sale of voice and fax services over our network in January 1998. In July 1999, we changed our name from "VIP Calling, Inc." to "iBasis, Inc." In November 1999, we completed our initial public offering and issued 7,820,000 shares of common stock, which resulted in total net proceeds to us of approximately $114.7 million. In March 2000, we completed our secondary offering and issued 2,026,637 shares of common stock. The offering resulted in net proceeds of $140.3 million. We also issued $150.0 million of Convertible Subordinated Notes due in 2005, for net proceeds of approximately $144.8 million.

Fiscal year 2001 was a year of tremendous growth for iBasis as we continued to execute strongly in our core international Internet telephony business, producing significant growth in revenue, minutes and overseas lines.

2001 Performance Highlights:

  •
  For the full year 2001, revenue totaled $133.8 million, more than double our full year 2000 revenue of $61.2 million.

  •
  In the fourth quarter of 2001, as we continued to benefit from economies of scale and improving network utilization, we produced nearly $7.4 million in positive gross margin, which is the difference between total net revenue and data communications, telecommunications and professional services expenses. This represents a 50% improvement in gross margin over the third quarter.

  •
  For the full year, minutes totaled 1.4 billion compared to 600.4 million minutes of use in 2000, a 133% increase. December 2001 annualized run rate exceeded 2 billion minutes.

  •
  In the fourth quarter of 2001 we reduced our EBITDA loss from $16.4 million to $11.6 million, a 30% improvement over the third quarter. This was accomplished by strong growth in our core Internet telephony business as well as a major emphasis on reducing overall costs of the business.

  •
  In 2001, we also saw an increasing percentage of traffic coming to us from the world's largest carriers, known in the industry as Tier 1 carriers. In the fourth quarter 2001, Tier 1 traffic accounted for more than 60% of all the voice traffic carried on The iBasis Network, compared with less than 30% at the end of 2000.

  •
  The iBasis Network footprint significantly expanded during 2001. The total number of PoPs in The iBasis Network increased from 426 at the end of 2000 to 620 at the end of 2001, an increase of more than 45%.

  •
  We continued to increase the percentage of overseas-originated traffic we carry, which improves network utilization and generally produces higher margins than US-originated traffic. In the fourth quarter of 2001, overseas-originated calls accounted for 28% of iBasis traffic and more than 42% of total revenue, up from 12% and 17% respectively, at the end of 2000.

  •
  We continued to expand our customer base during the year, ending the year with more than 150 carrier customers, up from approximately 100 at the end of 2000. Customers announced in 2001 included Cable & Wireless (UK), the world's 7th largest carrier, Telefonica (Latin America), Telenor, Norway's largest carrier, COLT (UK), Telecom Argentina, Versatel (The Benelux countries), Jazztel (Spain & Portugal), Zimbabwe Telecom, Hutchison Corporate Access (Hong Kong), Mimos (Singapore), and Baltic Communications (Russia).

  •
  In February 2001, we completed the acquisition of privately-held PriceInteractive, a leading Speech Application Service Provider (ASP) whose products and services give enterprises and service providers the ability to speech-enable business-critical, customer-facing solutions, such as e-commerce, call-center, employee self-service, product and sales information, customer care and other interactive applications. PriceInteractive is now known as iBasis Speech Solutions and its customers include AT&T, ExxonMobil, Gannett, H&R Block, Home Shopping Network, Morgan Stanley, Sabre Group, WorldCom, Sprint, Verizon, and Western Union.

  •
  During 2001, we took an aggregate restructuring charge of approximately $51.8 million. This charge related primarily to the impairment and related costs of writing down certain fixed assets in a number of network data centers and ICO's, the anticipated costs of termination or negotiated settlement of certain related contractual obligations, and certain severance expenses directly associated with the reductions in force. The charge also includes estimated costs associated with excess office space.

  •
  Through December 31, 2001, we repurchased approximately $21 million face amount of 5.75% Convertible Subordinated Notes on the open market for aggregate transaction costs of approximately $6.5 million, including a write-down of related deferred financing costs, resulting in an extraordinary gain on the early retirement of debt of approximately $14.5 million during the quarter. In addition, subsequent to year end and through March 2002, we repurchased approximately $13.4 million face amount of the notes on the open market for aggregate transaction costs of approximately $4.9 million, including a write-down of related deferred debt financing costs, resulting in an extraordinary gain on the early retirement of debt of approximately $8.5 million. Together, the repurchases have resulted in the reduction of $34.2 million face amount of the 5.75% Convertible Subordinated Notes outstanding and an approximately $2.0 million annualized reduction in interest payments.

  •
  In March 2002, we completed our previously announced sale of its messaging line of business to Call Sciences, an enhanced communications service provider. The sale included all of our messaging business, including, among other items, our Santa Clara, California data center, our customers, revenue streams, and customer prospects.

Critical Accounting Policies

Revenue Recognition.    Revenue from the resale of minutes is recognized in the period the service is provided, net of revenue reserves for potential billing credits.

As a result of the acquisition of PriceInteractive in February of 2001, we now provide professional services to design, develop, and test speech applications under time-and-materials and fixed-fee contracts. Revenue on time-and-materials contracts is recognized as services are performed. Revenue on fixed-fee contracts is recognized using the percentage of completion method measured by labor hours incurred to total estimated hours required. Estimates of costs to complete are reviewed periodically and revised as required. Provisions are made for the full amount of anticipated losses, if any, on all contracts in the period in which the losses are first determinable. Changes in estimates are also reflected in the period they become known.

Revenues related to additional services are recognized as services are performed and costs are incurred. Billings in advance of completing engagements are recorded as deferred revenue and recognized as income in the period in which the services are provided.

Use of Estimates.    The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Research and Development Expenses.    We charge research and development expenses to operations as incurred.

Concentration of Credit Risk.    We have no significant off-balance-sheet concentrations such as foreign exchange contracts, option contracts or other foreign hedging arrangements. We maintain the majority of our cash and cash equivalent balances with three financial institutions.

Impairment of Long Lived Assets.    Our long-lived assets consist primarily of property and equipment, goodwill, and other purchased intangible assets. We have assessed the realizabability of these assets and have determined that there were no asset impairments as of December 31, 2001.

Results of Operations

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

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

Our data communications and telecommunications revenue, which consists of voice and fax call completion services, speech application services and VoCore Messaging Services increased by $63.4 million to $124.6 million in 2001 from $61.2 million in 2000.

The increase in revenue from voice and fax call completion services to $117.7 million in 2001 from $59.4 million in 2000 was the result of the increase in traffic carried over our network to 1.4 billion minutes in 2001 from 600.4 million minutes in 2000. The increase in traffic was achieved as a result of the expansion of our network and the acquisition of PriceInteractive in February 2001. Data communications and telecommunications revenue also increased due to the generation of revenue from our VoCore Messaging Services in 2001.

Professional services revenue.    Professional services revenue represents fees received from customers for providing professional services to design, develop, test, deploy and operate speech applications. Professional services revenue is billed on an hourly basis and is dependent upon the number of employees engaged in the process of designing, developing, and testing speech and other interactive voice response (IVR) applications. During 2001, the Company recognized $9.2 million in professional services revenue primarily from iBasis Speech Solutions.

Data communications and telecommunications expenses.    Data communications and telecommunications expenses are composed primarily of termination fees, purchased minutes and circuit costs. Termination fees are paid to local service providers to terminate voice and fax calls received from our network. This traffic is measured in minutes, and the per-minute rates charged for terminating calls are negotiated with the local service provider. Should competition cause a decrease in our prices and, as a result our profit margins, our contracts provide us with the right to renegotiate the per-minute termination fees. Purchased minutes are fees we pay to other telecommunications carriers for completing calls over the public circuit-switched network when such calls need to be terminated to destinations outside of our network, or when such services are needed as a back-up to our network when our proprietary Assured Quality Routing software indicates that either these carriers are needed to carry this traffic to maintain the quality of our services, our capacity to a particular destination has been exceeded or call quality to such destination has deteriorated. The amount of these fees depends on the volume of voice and fax traffic carried over the public circuit-switched network, which is also measured in minutes of traffic. Presently, less than 15% of our traffic is completed using the public-switched telephone network as a backup to The iBasis Network. The per minute rate charge for purchased minutes is negotiated with public circuit-switched network carriers for each destination served. Circuit costs include charges for Internet access at our ICOs, fees for the connections between our ICOs and our customers and/or suppliers, facilities charges for overseas Internet access and phone lines to the primary telecommunications carriers in particular countries, and charges for the limited number of dedicated international private line circuits we use.

Data communications and telecommunications expenses increased by $48.1 million to $108.7 million in 2001 from $60.6 million in 2000. The increase in data communications and telecommunications expense was driven by the increase in traffic described above, as termination fees increased to $67.1 million in

2001 from $34.6 million in 2000, and purchased minutes increased to $20.2 million in 2001 from $15.0 million in 2000. Other data communications and telecommunications expenses, including Internet access, public circuit-switched network access, and international private line charges, increased to $21.4 million in 2001 from $11.0 million in 2000. As a percentage of total revenue, data communications and telecommunications expenses decreased to 81% in 2001 from 99% in 2000. We expect data communications and telecommunication expenses to continue to decrease as a percentage of sales as we increase utilization and efficiency of our network and achieve economies of scale.

Cost of professional services.    Professional services expenses represent direct labor costs incurred in the process of designing, developing, testing, deploying and operating speech and other IVR applications. During 2001, we incurred $4.3 million of costs related to professional services primarily from iBasis Speech Solutions, Inc.

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

Research and development expenses increased by $13.3 million to $28.5 million in 2001 from $15.2 million in 2000. This increase in research and development expenses is due principally to the expansion of The iBasis Network and our acquisition of PriceInteractive. As a percentage of total revenue, research and development expenses decreased to 21% in 2001 from 25% in 2000. We expect that research and development expenses will continue to decrease as a percentage of revenues.

Selling and marketing expenses.    Selling and marketing expenses include expenses relating to the salaries, payroll taxes, benefits and commissions that we pay for sales personnel and the expenses associated with the development and implementation of our promotion and marketing campaigns, including expenses relating to our outside public relations firm. Selling and marketing expenses increased by $4.4 million to $23.8 million in 2001 from $19.4 million in 2000. This increase is primarily attributed to our acquisition of PriceInteractive, offset by decreasing expenditures for selling, promotional and marketing activities. As a percentage of total revenue, selling and marketing expenses decreased to 18% in 2001 from 32% in 2000. We anticipate that selling and marketing expenses will continue to decrease as a percentage of revenue.

General and administrative expenses.    General and administrative expenses include salary, payroll tax and benefit expenses and related costs for general corporate functions, including executive management, finance and administration, legal and regulatory, facilities, information technology and human resources. General and administrative expenses increased by $9.2 million to $27.8 million in 2001 from $18.6 million in 2000. General and administrative expenses increased primarily due to the acquisition of PriceInteractive and charges for bad debt expense to build reserves that we believe will be sufficient to cover potential credit risk. As a percentage of total revenue, general and administrative expenses decreased to 21% in 2001 from 30% in 2000. We expect general and administrative expenses to decrease as a percentage of revenues as we leverage our current employee base through automation and other efficiency improvement projects.

Depreciation and amortization expenses.    Depreciation and amortization expenses increased by $20.2 million to $35.9 million in 2001 from $15.7 million in 2000. This increase resulted from additional purchases of capital equipment and software that were needed to support our expanded network. As a percentage of total revenue, depreciation and amortization expenses increased to 27% in 2001 from

26% in 2000. We expect depreciation and amortization expenses to decrease as a percentage of revenues, in future quarters, as revenue and the resulting utilization of The iBasis Network increases.

Non-cash stock-based compensation.    Non-cash stock-based compensation represents compensation expense incurred in connection with the grant of some stock options to our employees with exercise prices less than the fair value of our common stock at the respective dates of grant. Such grants were made prior to our initial public offering and in connection with our acquisition of PriceInteractive. Our non-cash compensation charges will be expensed, generally over the next two to four years, the vesting periods of the options granted. During 2001 and 2000, we recorded $1.4 million and $1.1 million, respectively in non-cash stock-based compensation expense.

Restructuring and other non-recurring costs.    During 2001, we announced a restructuring plan to better align the organization with our corporate strategy and recorded a charge of approximately $51.8 million in accordance with management plans as approved by the Board of Directors.

Included in the 2001 charges are the write off of property and equipment which relates primarily to the abandonment and related costs of particular equipment in a number of network data centers and ICOs. As a result of adopting the Openwave platform for our unified messaging business, certain equipment, which was previously deployed in our New York City and Cambridge, Massachusetts data centers, was no longer required. In addition, the write-down of equipment at ICOs is related to our increasing focus within our wholesale VoIP business on serving the largest international, Tier 1 carriers. Large international carriers tend to maintain greater geographic footprints and the ability to cost efficiently connect their networks to our network. As a result, the equipment located in some of our ICOs is no longer required and has therefore been written down to its estimated net realizable value.

The termination of contractual obligations is the anticipated cost of negotiated settlements with providers of facility space and telecommunications circuits related to the network data centers and ICOs which are no longer in operation.

The employee severance costs relate to a reduction in the workforce of 136 full-time employees on a worldwide basis, 71 of which were in research and development, 39 of which were in sales and marketing and the remaining 26 in general and administrative functions.

These cost reduction measures will be completed by the end of the second quarter of 2002 and did not affect business operations during 2001. The total cash impact of the restructuring was approximately $9.2 million, of which, $5.7 million was paid during 2001 while the remaining $3.5 million will be paid by the end of the second quarter of 2002. Management believes that these measures have better positioned the organization to meet its strategic goals.

Write-off of in-process research and development costs.    In connection with our acquisition of PriceInteractive, we recorded a $24.4 million charge for in-process research and development.

Amortization of goodwill and other purchased intangible assets.    In connection with the acquisition of PriceInteractive, we recorded goodwill equal to the excess of the total consideration paid less the fair value of the net assets acquired. The goodwill and other purchased intangible assets are being amortized over three years, the estimated useful life of such assets. For the period from the date of acquisition to December 31, 2001 we recorded $23.9 million in amortization expense. Beginning on January 1, 2002 as a result of the adoption of SFAS No. 142, we will stop amortizing goodwill and other purchased intangible assets, but will instead annually review such assets for impairment.

Interest income.    Interest income is primarily composed of income earned on our cash, cash equivalents and marketable securities. Interest income decreased by $10.4 million to $9.4 million in 2001 from $19.8 million in 2000. This decrease was primarily attributable to a decrease in our cash, cash equivalents and marketable securities as well as a decline in interest rates.

Interest expense.    Interest expense is primarily comprised of interest paid on the Convertible Subordinated Notes and various capital lease agreements established to finance a substantial majority of the hardware and software components of our network. Interest expense increased to $17.3 million in 2001 from $12.8 million in 2000. This increase was attributable to interest paid on Convertible Subordinated Notes, which were issued in March 2000 as well as interest paid on capital equipment financing.

Extraordinary gain on repurchase of Convertible Subordinated Notes.    During the fourth quarter of 2001, we recognized an extraordinary after-tax gain of $14.5 million in connection with the early extinguishment of $20.8 million of our Convertible Subordinated Notes.

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

Data communications and telecommunications expenses.    Data communications and telecommunications expenses increased by $39.6 million to $60.6 million in 2000 from $21.0 million in 1999. The increase in data communications and telecommunications expense was primarily driven by the increase in traffic described above, as termination fees increased to $34.6 million in 2000 from $8.5 million in 1999, and purchased minutes increased to $15.0 million in 2000 from $7.7 million in 1999. Other data communications and telecommunications expenses, including Internet access, public circuit-switched network access, and international private line charges, increased to $9.5 million in 2000 from $4.4 million in 1999. As a percentage of total revenue, data communications and telecommunications expenses decreased to 99% in 2000 from 108% in 1999.

Research and development expenses.    Research and development expenses increased by $9.0 million to $15.2 million in 2000 from $6.2 million in 1999. This increase in research and development expenses is due principally to the increase in personnel within the group to 142 at the end of 2000 from 62 at the end of 1999. As a percentage of total revenue, research and development expenses decreased to 25% in 2000 from 32% in 1999.

Selling and marketing expenses.    Selling and marketing expenses increased by $13.8 million to $19.4 million in 2000 from $5.6 million in 1999. This increase is primarily attributed to an increase in the number of personnel in the selling and marketing departments which increased to 117 at the end of 2000 compared to 47 at the end of 1999. As a percentage of total revenue, selling and marketing expenses increased to 32% in 2000 from 29% in 1999.

General and administrative expenses.    General and administrative expenses increased by $13.5 million to $18.6 million in 2000 from $5.1 million in 1999. General and administrative expenses increased primarily due to an increase in the number of employees in these functions to 76 people at the end of 2000 from 38 people at the end of 1999, an increase in consulting and professional fees for information technology initiatives, increased use of outsourced billing services and growth in our allowance for doubtful accounts. As a percentage of total revenue, general and administrative expenses increased to 30% in 2000 from 26% in 1999.

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

Interest income.    Interest income increased by $18.5 million to $19.8 million in 2000 from $1.3 million in 1999. This increase was primarily attributable to increased interest earnings on our cash, cash equivalents and marketable securities, which increased by $176.6 million from $123.7 million at December 31, 1999 to $300.3 million at December 31, 2000 as a result of our secondary offering of common stock completed in March 2000 and the sale of Convertible Subordinated Notes also completed in March 2000.

Interest expense.    Interest expense increased to $12.8 million in 2000 from $836,000 in 1999. This increase was attributable to interest paid on Convertible Subordinated Notes as well as interest paid on capital equipment financing.

Liquidity and Capital Resources

Our principal capital and liquidity needs historically have related to the development of our network infrastructure, our sales and marketing activities, research and development expenses, and general capital needs. Our capital needs have been met, in large part, from the net proceeds from public offerings of common stock and Convertible Subordinated Notes. As we placed greater emphasis on expanding our network infrastructure, we have also sought to meet our capital needs through vendor capital leases and other equipment financings.

In October 2001, we entered into a new credit facility with a bank that replaced a previously established $2.5 million line of credit with a $5.0 million revolving line of credit. The new line of credit matures in October 2002 and bears interest at the bank's prime rate (5.0% as of December 31, 2001). The new credit facility also includes at $4.0 million term loan which matures in April 2003, bears interest at the bank's prime rate plus 0.5%, and requires equal monthly repayments of principal and accrued interest of $133,000 until maturity. As collateral, we deposited cash with the bank of approximately $8.9 million as of December 31, 2001 and have classified the amount as restricted cash in the Company's balance sheet.

During February 2001, in connection with the acquisition of PriceInteractive, the Company assumed a credit facility (the "PriceInteractive Facility") consisting of two term loans and two lines of credit. The original maturity dates of the term loans were November 2001 and July 2002 with interest rates of 6.85% and 8.81%, respectively. The original maturity dates of the lines of credit were June 2003 and May 2004 and each had an interest rate of LIBOR plus 2.5%. These notes and the lines of credit were repaid and canceled in full during October 2001.

Net cash used in operating activities was $76.2 million for the year ended December 31, 2001, $48.2 million for the year ended December 31, 2000, and $16.7 million for the year ended December 31, 1999. Cash used in operating activities for the year ended December 31, 2001 was principally related to net loss, offset by certain non-cash charges consisting of depreciation and amortization expense, restructuring and other non-recurring costs, amortization of intangibles, and write-off of research and development costs. Cash used in operating activities for the years ended December 31, 2000 and December 31, 1999, resulted from net losses and increases in accounts receivable, which were partially offset by increases in accounts payable, accrued liabilities and depreciation and amortization.

Net cash used in investing activities was $19.7 million for the year ended December 31, 2001, $143.5 million for the year ended December 31, 2000, and $6.0 million for the year ended December 31, 1999. Cash used in investing activities was primarily related to the acquisition of PriceInteractive, purchases of property and equipment, and purchases of marketable and non-marketable securities.

Net cash used in financing activities was $36.5 million for the year ended December 31, 2001, primarily due to payments on capital lease obligations as well as repurchases of our Convertible Subordinated Notes. Net cash provided by financing activities was $276.3 million for the year ended December 31, 2000, and $139.0 million for the year ended December 31, 1999. These amounts are primarily attributable to our secondary public offering and the issuance of convertible notes in 2000 and the net proceeds from our initial public offering, and the issuance of Series C preferred stock in 1999. The proceeds from the offerings were partially offset by payments on capital lease obligations.

Secondary Public Offering.    In March 2000, we completed our secondary public offering in which we sold 2,026,637 shares of common stock and selling stockholders sold 1,473,363 shares of common stock, which resulted in total net proceeds to us of $140.3 million. Concurrently, we offered $150 million in 5 3/4% Convertible Subordinated Notes due 2005 which resulted in total net proceeds to us of $144.8 million. The notes are convertible at any time prior to maturity into common stock at a conversion price of $86.14 per share, subject to adjustment upon certain events.

Equipment Leasing and Financing.    We lease equipment from various vendors under master agreements and multiple lease sub-agreements. Each of the multiple equipment leases specifies its own term, rate and payment schedule, depending upon the value and amount of equipment leased. During the fourth quarter 2001, we renegotiated capital lease terms with an equipment vendor resulting in lower lease payments in 2002. In total, we estimate that the renegotiated terms will result in an $8 million reduction in cash outlays through December 31, 2002. As a result of this agreement, we have undertaken to renegotiate certain overriding Master Lease Agreements with this vendor.

We anticipate that the December 31, 2001 balance of $118.7 million in cash, cash equivalents and marketable securities will be sufficient to fund operations for the next twelve months. However, in the event that circumstances currently unknown or unforeseen by us arise, we cannot assure you that we will not require additional financings within this time frame or that any additional financings, if needed, will be available to us on terms acceptable to us, if at all.

Commitments and Contingencies.

The Company leases its facilities and certain equipment under operating leases that expire through 2009. The approximate future minimum payments under these leases as of December 31, 2001 are as follows:

Year	Minimum Payment
2002	$2,224,000
2003	1,804,000
2004	1,753,000
2005	1,300,000
2006	1,117,000
Thereafter	3,140,000

Total future minimum lease payments	$11,338,000

RISK FACTORS

Any investment in our shares of common stock involves a high degree of risk. You should carefully consider the risks described below, which we believe are all the material risks to our business, together with the information contained elsewhere in this report, before you make a decision to invest in our company.

Risks Related to Our Operations

We have a limited operating history upon which to base your investment decision, and you may inaccurately assess our prospects for success.

We were incorporated in August 1996, and first began to offer commercial services in May 1997. Due to our limited operating history, it is difficult for us to predict future results of operations both for our core business and our enhanced service offerings. Moreover, we cannot be sure that we have accurately identified all of the risks to our business, especially because we use new, and in many cases, unproven technologies and provide new services. The technical implementation of such technologies and services on a commercial scale and subsequent widespread commercial acceptance, is yet unproven. As a result, our past results and rates of growth may not be meaningful indicators of our future results of operations. Also, your assessment of the prospects for our success may prove inaccurate.

We have a history of operating losses and may never become profitable.

During 2001, we incurred a net loss of approximately $191 million. As of December 31, 2001, we had an accumulated deficit of approximately $281 million. We expect to continue to incur operating losses and negative cash flows as we incur significant operating expenses and make capital investments in our business. Our future profitability will depend on our being able to deliver calls over our network at a cost to us that is less than what we are able to charge for our calls, collect payments from customers, and otherwise utilize our network on a profitable basis.

Our costs to deliver calls are dependent on a number of factors, including the countries to which we direct calls and whether we are able to use the Internet, rather than another component of our network or more expensive back-up networks. The prices that we are able to charge to deliver calls over our network vary, based primarily on the prices currently prevailing in the international long distance carrier market to specific countries. While we are currently able to terminate a substantial number of the calls carried over our network, we have been unable to operate our entire network profitably on an operating basis for sustained periods.

We may not ever generate sufficient revenues or reduce costs to the extent necessary, to permit us to achieve profitability. Even if we do become profitable, we may not sustain or increase profitability on a quarterly or annual basis. We many never have the cash flow required to pay our liabilities as they become due.

Fluctuations in our quarterly results of operations that result from various factors inherent in our business may cause the market price of our common stock to fall.

Our revenue and results of operations have fluctuated and may continue to fluctuate significantly from quarter to quarter in the future due to a number of factors, many of which are not in our control, including, among others:

  •
  the amount of traffic we are able to sell to our customers, and their decisions on whether to route traffic over our network;

  •
  our ability to generate revenues from the delivery of value-added capabilities like our SpeechPort offering that are appealing to the market;

  •
  pricing pressure in the international long distance market;

  •
  the percentage of traffic that we are able to carry over the Internet, or over our dedicated international private circuit lines, rather than over the more costly traditional public-switched telephone network;

  •
  loss of arbitrage opportunities resulting from declines in international settlement rates or tariffs;

  •
  our ability to negotiate lower termination fees charged by our local providers if our pricing deteriorates;

  •
  our continuing ability to negotiate competitive costs to interconnect our network with those of other carriers;

  •
  capital expenditures required to expand or upgrade our network;

  •
  changes in call volume among the countries to which we complete calls;

  •
  the portion of our total traffic that we carry over more attractive routes could fall, independent of route-specific price, cost or volume changes;

  •
  technical difficulties or failures of our network systems or third party delays in expansion or provisioning system problems;

  •
  our ability to manage our traffic so that routes are profitable; and

  •
  currency fluctuations in countries where we operate.

Because of these factors, you should not rely on quarter-to-quarter comparisons of our results of operations as an indication of our future performance. It is possible that, in future periods, our results of operations will be significantly lower than the estimates of public market analysts, investors or our own estimates. Such a discrepancy could cause the price of our common stock to decline significantly.

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

Our customers may be reluctant to use our Internet telephony services for a number of reasons, including:

  •
  perceptions that the quality of voice transmitted over the Internet is low;

  •
  perceptions that Internet telephony is unreliable;

  •
  our inability to deliver traffic over the Internet with significant cost advantages; and

  •
  development of their own capacity on routes served by us.

Potential customers for our new services, including the service offerings offered by iBasis Speech Solutions, may be reluctant to use these services as a result of perceptions that our enhanced services are unnecessary, too expensive, ineffective, or not appealing to their end-user customers or client base.

The growth of our core business depends on carriers and other communications service providers generating an increased volume of international voice and fax traffic and selecting our network to carry at least some of this traffic. If the volume of international voice and fax traffic fails to increase, or decreases, and these third parties do not employ our network, our ability to become profitable will be materially and adversely affected.

In addition, we cannot assure investors that communications service providers and their end-user customers and others will be receptive to, and subscribe to, enhanced services that we elect to deploy on our network. Any perceived problems with the reliability or functionality of any new services that we offer could discourage communications service providers or others from offering these services to their customers. In addition, the development of new capabilities, may require substantial additional capital expenditures to be made well in advance of generating any revenue from such services or demonstrating any market acceptance of such services. If carriers and communications service providers do not employ our network to offer any new services to their customers, or if their customers do not subscribe for the services when offered, our results of operations will be materially adversely affected. We cannot assure you that end-users will continue to purchase services from our customers or that our customers will maintain a demand for our services.

We may not be able to collect amounts due to us from our customers.

Some of our customers have filed for bankruptcy owing us money for services we have provided to them in the past. Despite our efforts to collect these overdue funds, we may never be paid. Customers like Global Crossing, RSL, and Star have all filed for bankruptcy protection owing us amounts we have not yet received. The bankruptcy court may require us to continue to provide services to these companies during their reorganizations. Other customers may discontinue their use of our services at any time, and without notice or delay payments that are owed to us. Additionally, we may have difficulty in collecting amounts from them. Although we have internal credit risk policies to identify companies with poor credit histories, we may not effectively manage these policies and provide services to companies that refuse to pay. The risk is even greater in foreign countries, where the legal and collection systems available may not be adequate or impartial for us to enforce the payment provisions of our contracts. Our cash reserves will be reduced and our results of operations will be materially adversely affected if we are unable to collect amounts from our customers.

We may face technical problems or increased costs in our business by relying on third parties.

Vendors.    We rely upon third-party vendors to provide us with the equipment, software, circuits, and other facilities that we use to provide our services. For example, we purchase substantially all of our Internet telephony equipment from Cisco Systems. We cannot assure you that we will be able to continue purchasing such equipment, software, network elements and other components from our vendors. We may be forced to try to renegotiate terms with vendors for products or services that have become obsolete. Some vendors may be unwilling to renegotiate such contracts. If we become unable to purchase the software and equipment needed to maintain and expand our network, speech platform or customer service applications, we may not be able to continue to provide services and we may consequently be unable to generate the revenues to become profitable. See also "Strategic Relationships," below.

Parties that Maintain Phone and Data Lines.    Our business model depends on the availability of the Internet and traditional telephone networks to transmit voice and fax calls, and to provide other enhanced services. Third parties maintain and own these networks and other components that comprise the Internet. Some of these third parties are national telephone companies. They may increase their charges for using these lines at any time and decrease our profitability. They may also fail to maintain their lines properly and disrupt our ability to provide service to our customers. Any failure by these third parties to maintain these lines and networks that leads to a material disruption of our ability to complete calls or provide other services could discourage our customers from using our network or enhanced services, which could have the effect of delaying or preventing our ability to become profitable.

Local Communications Service Providers.    We maintain relationships with local communications service providers in many countries, some of whom own the equipment that translates calls from traditional voice networks to the Internet, and vice versa. We rely upon these third parties both to provide lines over which we complete calls and to increase their capacity when necessary as the volume of our traffic increases. There is a risk that these third parties may be slow, or fail, to provide lines, which would affect our ability to complete calls to those destinations. We cannot assure you that we will be able to continue our relationships with these local service providers on acceptable terms, if at all. Because we rely upon entering into relationships with local service providers to expand into additional countries, we cannot assure you that we will be able to increase the number of countries to which we provide service. We also may not be able to enter into relationships with enough overseas local service providers to handle increases in the volume of calls that we receive from our customers. Finally, any technical difficulties that these providers suffer could affect our ability to transmit calls to the countries that those providers help serve.

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

Speech applications, such as iBasis Speech Solutions' SpeechPort, have not been extensively tested on IP infrastructures. If performance and accuracy of speech services are negatively affected by a particular IP infrastructure, the commercial acceptance of these applications by voice site providers on that infrastructure will be low. Failure by voice site providers to adopt these applications may have a material negative impact on our results of operations, which could cause our stock price to decline. As an international company, iBasis is dependent upon the further development of text-to-speech and speech recognition applications in multiple languages.

Our customers may require a longer sales and implementation cycle, which could negatively affect our revenue plans.

If actual sales and development cycles for our enhanced offerings are substantially longer than anticipated, revenue targets would not be met. The failure or lack of effective third-party technologies and services could limit our ability to generate revenues. Some of our intended enhanced services offerings are dependent on technology developed by third parties. These technologies include:

  •
  speech recognition software;

  •
  billing system software; and

  •
  network operations center servers, routers and other equipment.

We will continue to incorporate third-party technologies in future speech application services and products. We have limited control over whether or when these third-party technologies will be enhanced. In addition, our competitors may acquire interests in these third parties or their technologies, which may render the technology unavailable to us. If a third party fails or refuses to develop, license or support technology necessary to our services or products on a timely basis, market acceptance of our services or products could be adversely affected. Moreover, if these third-party technologies fail or otherwise prove to be not viable, it may have a significant impact on our ability to provide our services and/or to generate revenues. In addition, we rely and will continue to rely on services supplied by third parties such as telecommunications, Internet access and electrical power for services hosted in our network operations center. If these third-party services fail to meet industry standards for quality and reliability, market acceptance of our services could be adversely affected.

We may not be able to succeed in the intensely competitive market for our various services.

The market for Internet voice, fax and other enhanced services is extremely competitive and will likely become more competitive. Internet protocol and Internet telephony service providers, such as ITXC Corp., route traffic to destinations worldwide and compete directly with us. Also, Internet telephony service providers, that presently focus on retail customers, may in the future enter our market and compete with us. Such retail-oriented carriers also provide PC-to-PC services at very low prices or for free. Perceived competition with this market segment could drive our prices down. In addition, major telecommunications carriers, such as AT&T, Deutsche Telekom, MCI WorldCom and Qwest Communications, have all entered or announced plans to enter the Internet telephony market.

We also face competition from other companies who offer speech recognition applications. Many of these companies are larger than we are and have substantially greater managerial and financial resources than we do. Intense competition in our markets can be expected to continue to impose downward pressure on prices and adversely affect our profitability. We cannot assure you that we will be able to compete successfully against our competitors and we may lose customers or fail to grow our business as a result of this competition.

We are subject to downward pricing pressures on our wholesale international Internet telephony services and a continuing need to renegotiate overseas rates, which could delay or prevent our profitability.

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

  •
  unexpected changes in tariffs, trade barriers and regulatory requirements relating to Internet access or Internet telephony, or enhanced services;
  •
  economic weakness, including inflation, or political instability in particular foreign economies and markets;
  •
  difficulty in collecting accounts receivable; compliance with tax, employment immigration and labor laws for employees living and traveling abroad;
  •
  foreign taxes including withholding of payroll taxes;
  •
  foreign currency fluctuations, which could result in increased operating expenses and reduced revenues; and
  •
  other obligations incident to doing business or operating a subsidiary in another country.

In addition, we are subject to a variety of risks associated with the provision of international voice site business management, any of which could negatively affect our business. These risks include providing easy telephone access to The iBasis Network and relying on third party vendors to create and refine different language models for each particular language or dialect. These language models are required to create versions of our products that allow end users to speak the local language or dialect and be understood and authenticated. If vendors fail to develop localized versions of our products, our ability to address international market opportunities and to grow our business will be limited.

Delivering calls outside of the United States generates a significant portion of our revenue. Many countries in these geographic regions have experienced political and economic instability over the past decade. Repeated political or economic instability in countries to which we deliver substantial volumes of traffic could lead to difficulties in completing calls through our regional service providers or decreased call volume to such countries. These and other risks associated with our international operations may materially adversely affect our ability to attain or maintain profitable operations.

If we are not able to keep up with rapid technological change in a cost-effective way, the relative quality of our services could suffer.

The technology upon which our services depends is changing rapidly. Significant technological changes could render the hardware and software which we use obsolete, and competitors may begin to offer new services that we are unable to offer. We must adapt to our rapidly changing market by continually improving the responsiveness, reliability, services and features of our network and by developing new features and applications to meet customer needs. If we are unable to respond successfully to these developments or do not respond in a cost-effective way, we may not be able to offer competitive services.

We may not be able to expand and upgrade our network adequately and cost-effectively to accommodate any future growth.

Our Internet telephony business requires that we handle a large number of international calls simultaneously. As we expand our operations, we expect to handle significantly more calls. We will need to expand and upgrade our hardware and software to accommodate such increased traffic. If we do not expand and upgrade quickly enough, we will not have sufficient capacity to handle the increased traffic and growth in our operating performance would suffer as a result. Even with such expansion, we may be unable to manage new deployments or utilize them in a cost-effective manner. In addition to lost growth opportunities, any such failure could adversely affect customer confidence in The iBasis Network and could result in us losing business outright.

We depend on our key personnel and may have difficulty attracting and retaining the skilled employees we need to execute our growth plans.

We depend heavily on our key management.    Our future success will depend, in large part, on the continued service of our key management and technical personnel, including Ofer Gneezy, our President and Chief Executive Officer, Gordon VanderBrug, our Executive Vice President, Richard Tennant, our Chief Financial Officer, Paul Floyd, our Senior Vice President of Research & Development, Engineering, and Operations, and Charles Giambalvo, our Senior Vice President of Worldwide Sales. If any of these individuals or others at the Company are unable or unwilling to continue in their present positions, our business, financial condition and results of operations could suffer. We do not carry key person life insurance on our personnel. While each of the individuals named above has entered into an employment agreement with us, these agreements do not ensure their continued employment with us.

We will need to retain skilled personnel to execute our plans.    Our future success will depend, in large part, on our ability to attract, retain and motivate highly skilled employees, particularly engineering and technical personnel. Last year we initiated reductions in our workforce of approximately 136 full-time employees. These reductions have resulted in reallocations of employee duties that could result in employee and contractor uncertainty. Reductions in our workforce could make it difficult to motivate and retain employees and contractors, which could affect our ability to deliver our services in a timely fashion and otherwise negatively affect our business.

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

We rely on patent, trademark and copyright law, trade secret protection and confidentiality and/or license agreements with our employees, customers, partners and others to protect our intellectual property. Unauthorized third parties may copy our services or reverse engineer or obtain and use information that we regard as proprietary. End-user license provisions protecting against unauthorized use, copying, transfer and disclosure of any licensed program may be unenforceable under the laws of certain jurisdictions and foreign countries. We may seek to patent certain software or equipment in the future. We do not know if any of our future patent applications will be issued with the scope of the claims we seek, if at all. In addition, the laws of some foreign countries do not protect proprietary rights to the same extent as do the laws of the United States. Our means of protecting our proprietary rights in the United States or abroad may not be adequate and third parties may infringe or misappropriate our copyrights, trademarks and similar proprietary rights. If we fail to protect our intellectual property and proprietary rights, our business, financial condition and results of operations would suffer.

We believe that we do not infringe upon the proprietary rights of any third party. It is possible, however, that such a claim might be asserted successfully against us in the future. Our ability to provide our services depends on our freedom to operate. That is, we must ensure that we do not infringe upon the proprietary rights of others or have licensed all such rights. We have not requested or obtained an opinion from counsel as to whether our services infringe upon the intellectual property rights of any third parties. A party making an infringement claim could secure a substantial monetary award or obtain injunctive relief that could effectively block our ability to provide services in the United States or abroad.

We have received letters and other notices claiming that certain of our products and services may infringe patents or other intellectual property of other parties. To date, none of these has resulted in a material restriction on any use of our intellectual property or has had a material adverse impact on our business. We may be unaware of intellectual property rights of others that may, or may be claimed, to cover our technology. Current or future claims could result in costly litigation and divert the attention of management and key personnel from other business issues. The complexity of the technology involved and the uncertainty of intellectual property litigation increase these risks. Claims of intellectual property infringement also might require us to enter into costly royalty or license agreements to the extent necessary for the conduct of our business. However, we may be unable to obtain royalty or license agreements on terms acceptable to us or at all. We also may be subject to significant damages or an injunction against use of our proprietary or licenses systems. A successful claim of patent or other intellectual property infringement against us could materially adversely affect our business and profitability.

We rely on a variety of technologies, primarily software, which is licensed from third parties.

Continued use of this technology by us requires that we purchase new or additional licenses from third parties. We cannot assure you that we can obtain those third-party licenses needed for our business or that the third party technology licenses that we do have will continue to be available to us on commercially reasonable terms or at all. The loss or inability to maintain or obtain upgrades to any of these technology licenses could result in delays or breakdowns in our ability to continue developing and providing our services or to enhance and upgrade our services.

We may undertake additional strategic acquisitions or dispositions that could damage our ability to attain or maintain profitability.

We may acquire additional businesses and technologies that complement or augment our existing businesses, services and technologies. In 2001, we acquired PriceInteractive, Inc. which is now known as iBasis Speech Solutions. We may continue to acquire new businesses in the future. We may need to raise additional funds through public or private debt or equity financing to acquire any businesses, which may result in dilution for stockholders and the incurrence of indebtedness. We may not be able to operate acquired businesses profitably or otherwise implement our growth strategy successfully.

We may need to sell existing assets or businesses in the future to generate cash or focus our efforts in making our core business, Internet telephony, profitable. As with many companies in the telecommunications sector that experienced rapid growth in recent years, we may need to reach profitability in one market before entering another. In March 2002, we sold our unified messaging business to Call Sciences, Inc. Although, we did not derive material proceeds from the sale it did eliminate many expenses related to this line of business. In the future, we may proceed to sell assets to cut costs or generate liquidity.

We may not be able to successfully integrate the Speech Solutions business to maximize the potential benefits of the merger.

After the merger with PriceInteractive, Inc., we have attempted to preserve and increase the potential benefits that may result from the combined companies. These benefits include, among others, expanded and complementary product offerings, an increased sales force, greater market exposure, and new technology and engineering and development personnel. Achieving these benefits from the merger will depend in part on continuing the integration of our technology, operations and personnel in a timely and efficient manner.

Among some of the challenges we continue to face are:

  •
  operational or technological procedures that may not be compatible;
  •
  significant diversion of management's time and attention that could otherwise be spent on attracting business prospects, enhancing services or other matters;
  •
  developing long-term strategies in dynamic business cultures and different markets;
  •
  retaining key personnel; and
  •
  increased costs associated with the integration of the two companies.

In addition, we cannot assure you that our businesses will achieve revenues, specific net income or loss levels, efficiencies or synergies that justify the merger or that the merger will result in increased earnings for the combined company in any future period. Further, the combined companies may experience slower rates of growth as compared to historical rates of growth of either of them prior to the merger.

Business interruptions could adversely affect our business.

Our operations and those of our suppliers and customers are vulnerable to interruption by fire, earthquake, power loss, terrorist attacks, or other events beyond our control. Although we have back-up power generation, our NOCs, ICOs, SpeechPort platform or back-up platforms may be subject to blackouts or technical problems that could disrupt the operations of our affected facilities. In addition, the business interruption insurance we carry may not be sufficient to compensate us fully for losses or damages incurred by us could have a material adverse effect on our business.

Risks Related to the Internet and Internet Telephony Industry

If the Internet does not continue to grow as a medium for voice and fax communications and other enhanced services, our business will suffer.

The technology that allows voice and fax communications over the Internet, and the delivery of other enhanced services, and iBasis Speech Solutions' services, are still in the early stages of development. Historically, the sound quality of calls placed over the Internet was poor. As the Internet telephony industry has grown, sound quality has improved, but the technology may require further refinement. Additionally, as a result of the Internet's capacity constraints, callers could experience delays, errors in transmissions or other interruptions in service. Transmitting telephone calls over the Internet, and other uses of the Internet for our enhanced services, must also be accepted by customers as an alternative to traditional services. Because the Internet telephony market and markets for our enhanced services are new and evolving, predicting the size of these markets and their growth rate is difficult. If our market fails to develop, then we will be unable to grow our customer base and our results of operations will be materially adversely affected.

If the Internet infrastructure is not adequately maintained, we may be unable to maintain the quality of our services and provide them in a timely and consistent manner.

Our future success will depend upon the maintenance of the Internet infrastructure, including a reliable network backbone with the necessary speed, data capacity and security for providing reliability and timely Internet access and services. To the extent that the Internet continues to experience increased numbers of users, frequency of use or bandwidth requirements, the Internet may become congested and be unable to support the demands placed on it and its performance or reliability may decline thereby impairing our ability to complete calls and provide other services using the Internet at consistently high quality. The Internet has experienced a variety of outages and other delays as a result of failures of portions of its infrastructure or otherwise. Future outages or delays could adversely affect our ability to complete calls and provide other services. Moreover, critical issues concerning the commercial use of the Internet, including security, cost, ease of use and access, intellectual property ownership and other legal liability issues, remain unresolved and could materially and adversely affect both the growth of Internet usage generally and our business in particular. Finally, important opportunities to increase traffic on The iBasis Network will not be realized if the underlying infrastructure of the Internet does not continue to be expanded to more locations worldwide.

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

The regulatory treatment of Internet telephony and our enhanced services offerings outside of the United States varies widely by country. As discussed more fully in the section entitled "Government Regulation," a number of countries currently prohibit or limit competition in the provision of traditional voice telephony services. In some of those countries, licensed telephony carriers as well as foreign regulators have questioned our legal authority and/or the legal authority of our partners to offer our services. We may face similar questions in additional countries. If we are forced to suspend or discontinue certain operations as a result of foreign regulatory or legal challenges, this could substantially affect our ability to achieve profitability.

Some countries prohibit, limit or regulate how companies provide Internet telephony. Some countries have indicated they will evaluate proposed Internet telephony service on a case-by-case basis and determine whether to regulate it as a voice service or as another telecommunications service, and in doing so potentially impose subsidies or other costs on Internet telephony providers. In addition, many countries have not yet addressed Internet telephony in their legislation or regulations. Increased regulation of the Internet and/or Internet telephony providers, or the prohibition of Internet telephony or related services, including our enhanced offerings, in one or more countries, could limit our ability to provide our services or make them more expensive. Finally, international organizations such as the International Telecommunications Union and the European Commission are continuing to examine whether Internet telephony should continue to be subject to light regulation. Adverse recommendations by these bodies could also limit our ability to provide services profitably.

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

Our failure to qualify as a foreign corporation in a jurisdiction in which we are required to do so or to comply with foreign laws and regulations could seriously restrict our ability to provide services in such jurisdiction, or limit our ability to enforce contacts in that jurisdiction. Our customers also currently are, or in the future may become, subject to these same requirements. We cannot assure you that our customers are currently in compliance with any such requirements or that they will be able to continue to comply with any such requirements. The failure of our customers to comply with applicable laws and regulations could prevent us from being able to conduct business with them, and would result in a loss of revenue for us. Additionally, it is possible that countries may apply laws to transport services provided over the Internet, including laws governing:

  •
  sales and other taxes, including payroll-withholding applications;
  •
  user privacy;
  •
  pricing controls;
  •
  characteristics and quality of products and services;
  •
  consumer protection;
  •
  cross-border commerce, including laws that would impose tariffs, duties and other import restrictions;
  •
  copyright, trademark and patent infringement; and
  •
  claims based on the nature and content of Internet materials, including defamation, negligence and the failure to meet necessary obligations.

If foreign governments or other bodies begin to regulate or prohibit Internet telephony or our other services, this regulation could have a material adverse effect on our ability to attain or maintain profitability.

The telecommunications industry is subject to domestic governmental regulation and legal uncertainties that couldprevent us from executing our business plan.

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

We are not licensed to offer traditional telecommunications services in any U.S. state and we have not filed tariffs for any service at the Federal Communications Commission or at any state regulatory commission. Nonetheless, as more fully discussed in the section entitled "Government Regulation", aspects of our operations may currently be, or become, subject to state or federal regulations governing licensing, universal service funding, disclosure of confidential communications or other information, excise taxes, transactions restricted by U.S. embargo and other reporting or compliance requirements.

This regulation may also negatively impact the cost of doing business and materially adversely affect our ability to attain or maintain profitability.

The market price of our shares may experience extreme price and volume fluctuations for reasons over which we have little control.

The stock market has, from time to time, experienced, and is likely to continue to experience, extreme price and volume fluctuations. Prices of securities of Internet-related companies have been especially volatile and have often fluctuated for reasons that are unrelated to the operating performance of the affected companies. The market price of shares of our common stock has fluctuated greatly since our initial public offering and could continue to fluctuate due to a variety of factors, some of which we cannot reliably identify. In the past, companies that have experienced volatility in the market price of their stock have been the objects of securities class action litigation. If we were the object of securities class action litigation, it could result in substantial costs and a diversion of our management's attention and resources.

Provisions of our governing documents and Delaware law could discourage acquisition proposals or delay a change in control.

Our certificate of incorporation and by-laws contain anti-takeover provisions, including those listed below, that could make it more difficult for a third party to acquire control of our company, even if that change in control would be beneficial to stockholders:

  •
  our board of directors has the authority to issue common stock and preferred stock, and to determine the price, rights and preferences of any new series of preferred stock, without stockholder approval;
  •
  our board of directors is divided into three classes, each serving three-year terms;
  •
  our stockholders need a supermajority of votes to amend key provisions of our certificate of incorporation and by-laws;
  •
  there are limitations on who can call special meetings of stockholders;
  •
  our stockholders may not take action by written consent; and
  •
  our stockholders must provide specified advance notice to nominate directors or submit stockholder proposals.

In addition, provisions of Delaware law and our stock option plan may also discourage, delay or prevent a change of control of our company or unsolicited acquisition proposals.

We may not be able to pay our debt and other obligations.

We may never have the cash flow required to pay our liabilities as they become due. As of December 31, 2001, we had approximately $129 million of 5 3/4% Convertible Subordinated Notes outstanding. We must pay interest on these notes each year in March and September. The notes are due in 2005. We cannot assure you that we will be able to pay interest and other amounts, including the principal amount, due on the notes as and when they become due and payable. If our cash flow is inadequate to meet our obligations, we will default on the notes. Any default of the Convertible Subordinated Notes could have a material adverse effect on our business, prospects, financial condition and operating results and our ability to raise future capital.

We may be required to repurchase our Convertible Subordinated Notes upon a repurchase event.

The holders of the Convertible Subordinated Notes may require us to repurchase all or any portion of the outstanding notes upon a "repurchase event." A repurchase event includes a change in control of iBasis, or if our shares of common stock are no longer approved for trading on an established automated over-the-counter trading market. We may not have sufficient cash reserves to repurchase the notes, which would cause an event of default under the existing indenture and under our other debt obligations.

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

Item 8. Financial Statements and Supplementary Data

Index to Consolidated Financial Statements

Page
Consolidated Financial Statements:
Report of Independent Public Accountants	41
Consolidated Balance Sheets as of December 31, 2001 and 2000	42
Consolidated Statements of Operations for the Years Ended December 31, 2001, 2000 and 1999	43
Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders' Equity (Deficit) for the Years Ended December 31, 2001, 2000 and 1999	44
Consolidated Statements of Cash Flows for the Years Ended December 31, 2001, 2000 and 1999	46
Notes to Consolidated Financial Statements	48

Report of Independent Public Accountants

To iBasis, Inc.:

We have audited the accompanying consolidated balance sheets of iBasis, Inc. (a Delaware corporation) and subsidiaries as of December 31, 2001 and 2000 and the related consolidated statements of operations, redeemable convertible preferred stock and stockholders' equity (deficit) and cash flows for the three years ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of iBasis, Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the three years ended December 31, 2001 in conformity with accounting principles generally accepted in the United States.

                      ARTHUR ANDERSEN LLP

Boston, Massachusetts
February 1, 2002

iBasis, Inc.

Consolidated Balance Sheets

	December 31,
	2001	2000
Assets
Current assets:
Cash and cash equivalents	$75,798,935	$208,180,625
Restricted cash	8,866,667	—
Marketable securities	25,613,530	77,146,773
Accounts receivable, net of allowance for doubtful accounts of approximately $6.0 million and $2.2 million, respectively	31,348,307	17,343,294
Prepaid expenses and other current assets	8,111,208	5,883,560

Total current assets	149,738,647	308,554,252

Property and equipment, at cost:
Equipment under capital lease	70,783,992	44,765,170
Network equipment	47,877,095	24,702,891
Computer software	16,034,469	5,749,908
Construction in process	5,280,192	38,991,409
Leasehold improvements	5,151,527	3,181,840
Furniture and fixtures	1,711,535	680,276

	146,838,810	118,071,494
Less—Accumulated depreciation and amortization	(49,142,095)	(18,201,384)

	97,696,715	99,870,110
Goodwill and other purchased intangible assets, net of accumulated amortization of approximately $23.9 million (Notes 1 and 2)	63,093,785	—
Deferred debt financing costs, net of accumulated amortization of approximately $1.6 million and $816,000, respectively (Notes 1 and 5)	2,859,814	4,356,708
Long term investments in marketable securities (Note 1)	8,411,362	15,000,000
Long term investment in non-marketable security (Note 1)	5,000,000	5,000,000
Due from Price Interactive, Inc. (Note 2)	—	10,000,000
Other assets	2,024,757	5,036,649

	$328,825,080	$447,817,719

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$12,708,773	$9,080,409
Accrued expenses	30,129,795	14,855,026
Deferred revenue	801,471	—
Long term debt, current portion	26,498,285	26,105,842

Total current liabilities	70,138,324	50,041,277

Long term debt, net of current portion (Note 5)	171,970,134	190,880,257
Commitments (Note 7)
Stockholders' equity:
Common stock, $0.001 par value-
Authorized—85,000,000 shares
Issued and outstanding — 45,271,318 and 34,203,083 shares, respectively	45,271	34,203
Additional paid-in capital	369,692,193	298,572,842
Deferred compensation	(2,225,074)	(1,604,462)
Accumulated deficit	(280,795,768)	(90,106,398)

Total stockholders' equity	86,716,622	206,896,185

	$328,825,080	$447,817,719

The accompanying notes are an integral part of these consolidated financial statements.

iBasis, Inc.

Consolidated Statements of Operations

	Years Ended December 31,
	2001	2000	1999
Net revenue:
Data communications and telecommunications	$124,577,766	$61,217,737	$19,417,102
Professional services	9,191,919	—	—

Total net revenue	133,769,685	61,217,737	19,417,102
Cost and operating expenses:
Data communications and telecommunications	108,716,131	60,594,423	21,006,774
Professional services	4,251,862	—	—
Research and development	28,522,536	15,167,902	6,183,391
Selling and marketing	23,791,617	19,351,822	5,568,399
General and administrative	27,801,153	18,596,204	5,110,922
Depreciation and amortization	35,924,730	15,717,929	2,997,355
Non-cash stock-based compensation	1,381,800	1,061,142	197,543
Restructuring and other non-recurring costs (Note 10)	51,834,318	—	—
Write-off of in-process research and development costs	24,431,466	—	—
Amortization of goodwill and other purchased intangibles	23,908,202	—	—
Gain on disposal of property and equipment	—	—	(15,297)

Total cost and operating expenses	330,563,815	130,489,422	41,049,087
Loss from operations	(196,794,130)	(69,271,685)	(21,631,985)
Interest income	9,413,013	19,824,259	1,329,237
Interest expense	(17,269,909)	(12,844,162)	(835,593)
Other (expenses) income, net	(587,317)	—	2,826
Minority interest in loss of joint venture	—	—	49,000

Net loss before extraordinary gain on repurchase of Convertible Subordinated Notes and accretion of dividends on redeemable convertible preferred stock	(205,238,343)	(62,291,588)	(21,086,515)
Extraordinary gain on repurchase of Convertible Subordinated Notes (Note 5)	14,548,973	—	—

Net loss	(190,689,370)	(62,291,588)	(21,086,515)
Accretion of dividends on redeemable convertible preferred stock	—	—	(1,020,366)

Net loss applicable to common stockholders	$(190,689,370)	$(62,291,588)	$(22,106,881)

Basic and diluted net loss per share (Notes 1 and 6):
Before extraordinary gain on repurchase of Convertible Subordinated Notes and accretion of dividends on redeemable convertible preferred stock	$(4.81)	$(1.85)	$(2.29)
Extraordinary gain on repurchase of Convertible Subordinated Notes	0.34	—	—

Basic and diluted net loss per share	$(4.47)	$(1.85)	$(2.29)

Basic and diluted weighted average common shares outstanding	42,644,700	33,611,538	9,655,253

The accompanying notes are an integral part of these consolidated financial statements.

iBasis, Inc.
Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders' Equity (Deficit)

	Series B Redeemable Convertible Preferred Stock		Series C Redeemable Convertible Preferred Stock		Series A Convertible Preferred Stock		Common Stock
	Number of Shares	Redemption Value	Number of Shares	Redemption Value	Number of Shares	$0.001 Par Value	Number of Shares	$0.001 Par Value
Balance, December 31, 1998	6,562,500	$10,719,205	—	$—	1,250,000	$1,250	—	$—
Sale of Series C redeemable convertible preferred stock, net of issuance costs of approximately $59,900	—	—	5,744,103	25,101,740	—	—	—	—
Compensation expense related to employee stock option grant	—	—	—	—	—	—	—	—
Exercise of Class A common stock options	—	—	—	—	—	—	—	—
Accretion of dividends on Series B redeemable convertible preferred stock	—	541,541	—	—	—	—	—
Accretion of dividends on Series C redeemable convertible preferred stock	—	—	—	478,825	—	—	—	—
Deferred compensation related to stock options	—	—	—	—	—	—	—	—
Amortization of deferred compensation	—	—	—	—	—	—	—	—
Conversion of preferred stock and Class B common stock to Class A common stock	(6,562,500)	(10,500,000)	(5,744,103)	(25,101,740)	(1,250,000)	(1,250)	—	—
Conversion of Class A common stock to common stock	—	—	—	—	—	—	23,738,353	23,738
Reclassification of dividends on Series B and Series C redeemable convertible preferred stock	—	(760,746)	—	(478,825)	—	—	—	—
Exercise of common stock options	—	—	—	—	—	—	84,375	84
Sale of common stock under initial public offering, net of issuance costs of approximately $10,420,000	—	—	—	—	—	—	7,820,000	7,820
Net loss	—	—	—	—	—	—	—	—

Balance, December 31, 1999	—	—	—	—	—	—	31,642,728	31,642
Sale of common stock under secondary public offering, net of issuance costs of approximately $949,000	—	—	—	—	—	—	2,026,637	2,027
Exercise of common stock options and warrants	—	—	—	—	—	—	525,959	526
Sale of common stock related to employee stock purchase plan	—	—	—	—	—	—	7,759	8
Amortization of deferred compensation	—	—	—	—	—	—	—	—
Compensation expense related to acceleration of option vesting	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—

Balance, December 31, 2000	—	—	—	—	—	—	34,203,083	34,203
Sale of common stock related to the purchase of PriceInteractive, Inc., net of filing fees of $10,051	—	—	—	—	—	—	9,281,645	9,282
Sale of restricted common stock related to the purchase of PriceInteractive, Inc., net of forfeited shares	—	—	—	—	—	—	948,543	948
Issuance of options to buy common stock related to the purchase of PriceInteractive, Inc.	—	—	—	—	—	—	—	—
Exercise of common stock options and warrants	—	—	—	—	—	—	706,440	706
Sale of common stock related to employee stock purchase plan	—	—	—	—	—	—	131,607	132
Amortization of deferred compensation	—	—	—	—	—	—	—	—
Compensation expense related to acceleration of option vesting	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—

Balance, December 31, 2001	—	$—	—	$—	—	$—	45,271,318	$45,271

The accompanying notes are an integral part of these consolidated financial statements.

iBasis, Inc.
Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders' Equity (Deficit)

	Class A Common Stock		Class B Common Stock
	Number of Shares	$0.001 Par Value	Number of Shares	$0.001 Par Value	Additional Paid In Capital	Deferred Compensation	Accumulated Deficit	Total Stockholders' Equity (Deficit)
Balance, December 31, 1998	6,060,000	$6,060	1,500,000	$1,500	4,022,059	—	$(6,728,295)	$(2,697,426)
Sale of Series C redeemable convertible preferred stock, net of issuance costs of approximately $59,900	—	—	—	—	(59,892)	—	—	(59,892)
Compensation expense related to employee stock option grant	—	—	—	—	13,750	—	—	13,750
Exercise of Class A common stock options	121,750	122	—	—	25,728	—	—	25,850
Accretion of dividends on Series B redeemable convertible preferred stock	—	—	—	—	(541,541)	—	—	(541,541)
Accretion of dividends on Series C redeemable convertible preferred stock	—	—	—	—	(478,825)	—	—	(478,825)
Deferred compensation related to stock options	—	—	—	—	2,384,340	(2,384,340)	—	—
Amortization of deferred compensation	—	—	—	—	—	183,793	—	183,793
Conversion of preferred stock and Class B common stock to Class A common stock	17,556,603	17,556	(1,500,000)	(1,500)	35,586,934	—	—	35,601,740
Conversion of Class A common stock to common stock	(23,738,353)	(23,738)	—	—	—	—	—	—
Reclassification of dividends on Series B and Series C redeemable convertible preferred stock	—	—	—	—	1,239,571	—	—	1,239,571
Exercise of common stock options	—	—	—	—	2,726	—	—	2,810
Sale of common stock under initial public offering, net of issuance costs of approximately $10,420,000	—	—	—	—	114,692,597	—	—	114,700,417
Net loss	—	—	—	—	—	—	(21,086,515)	(21,086,515)

Balance, December 31, 1999	—	—	—	—	156,887,447	(2,200,547)	(27,814,810)	126,903,732
Sale of common stock under secondary public offering, net of issuance costs of approximately $949,000	—	—	—	—	140,336,040	—	—	140,338,067
Exercise of common stock options and warrants	—	—	—	—	676,987	—	—	677,513
Sale of common stock related to employee stock purchase plan	—	—	—	—	320,050	—	—	320,058
Amortization of deferred compensation	—	—	—	—	—	596,085	—	596,085
Compensation expense related to acceleration of option vesting	—	—	—	—	352,318	—	—	352,318
Net loss	—	—	—	—	—	—	(62,291,588)	(62,291,588)

Balance, December 31, 2000	—	—	—	—	298,572,842	(1,604,462)	(90,106,398)	206,896,185
Sale of common stock related to the purchase of PriceInteractive, Inc., net of filing fees of $6,905	—	—	—	—	58,362,215	—	—	58,371,497
Sale of restricted common stock related to the purchase of PriceInteractive, Inc., net of forfeited shares	—	—	—	—	5,966,162	—	—	5,967,110
Issuance of options to buy common stock related to the purchase of PriceInteractive	—	—	—	—	5,200,876	(1,834,178)	—	3,366,698
Exercise of common stock options and warrants	—	—	—	—	955,434	—	—	956,140
Sale of common stock related to employee stock purchase plan	—	—	—	—	480,239	—	—	480,371
Amortization of deferred compensation	—	—	—	—	—	1,213,566	—	1,213,566
Compensation expense related to acceleration of option vesting	—	—	—	—	154,425	—	—	154,425
Net loss	—	—	—	—	—	—	(190,689,370)	(190,689,370)

Balance, December 31, 2001	—	$—	—	$—	$369,692,193	$(2,225,074)	(280,795,768)	$86,716,622

The accompanying notes are an integral part of these consolidated financial statements.

iBasis, Inc.

Consolidated Statements of Cash Flows

	Years ended December 31,
	2001	2000	1999
Cash flows from operating activities:
Net loss	$(190,689,370)	$(62,291,588)	$(21,086,515)
Adjustments to reconcile net loss to net cash used in operating activities, net of acquired assets and liabilities —
Gain on repurchase of Convertible Subordinated Notes	(14,548,973)	—	—
Non-cash effect of restructuring and other non-recurring costs	42,629,436	—	—
Write-off of in-process research and development costs	24,431,466	—	—
Depreciation and amortization	35,924,730	15,717,929	2,997,355
Amortization of goodwill and other purchased intangibles	23,908,202	—	—
Gain on disposal of property and equipment	—	—	(15,297)
Amortization of deferred debt financing costs	1,026,417	816,349	—
Non-cash compensation expense related to stock options	154,425	352,318	13,750
Amortization of deferred compensation	1,213,566	596,085	183,793
Minority interest	—	—	(49,000)
Changes in current assets and liabilities, net of effect from acquisition—
Accounts receivable	(10,492,241)	(11,938,956)	(4,319,715)
Prepaid expenses and other current assets	(886,185)	(4,918,885)	(719,031)
Accounts payable	2,826,611	2,967,471	2,359,962
Accrued expenses	9,853,991	10,463,730	3,907,757
Deferred revenue	(1,581,663)	—	—

Net cash used in operating activities	(76,229,588)	(48,235,547)	(16,726,941)

Cash flows from investing activities:
Purchase of PriceInteractive, Inc., net of cash acquired	(38,118,266)	—	—
Purchases of property and equipment	(41,442,846)	(32,378,531)	(5,245,055)
Decrease (increase) in other assets	1,765,267	(3,988,649)	(726,068)
Due from PriceInteractive, Inc.	—	(10,000,000)	—
Decrease (increase) in current marketable securities	51,533,243	(77,146,773)	—
Decrease (increase) in long-term marketable securities	6,588,638	(15,000,000)	—
Increase in long-term investment in non-marketable security	—	(5,000,000)	—

Net cash used in investing activities	(19,673,964)	(143,513,953)	(5,971,123)

Cash flows from financing activities:
Increase in restricted cash	(8,866,667)	—	—
Borrowings of long term debt	4,000,000	—	—
Payments of principal of long term debt	(3,971,001)	—	—
Payments of principal on capital lease obligations	(24,376,981)	(9,898,417)	(806,351)
Repurchase of Convertible Subordinated Notes	(4,700,000)	—	—
Proceeds from issuance of shares related to employee stock purchase plan	480,371	320,058	—
Proceeds from exercise of warrants and common stock options	956,140	677,513	28,660
Net proceeds from issuance of Series C redeemable convertible preferred stock	—	—	25,041,848
Net proceeds from initial public offering	—	—	114,700,417
Net proceeds from secondary public offering	—	140,338,067	—
Net proceeds from issuance of Convertible Subordinated Notes	—	144,826,943	—

Net cash (used in) provided by financing activities	(36,478,138)	276,264,164	138,964,574

Net (decrease) increase in cash and cash equivalents	(132,381,690)	84,514,664	116,266,510
Cash and cash equivalents, beginning of year	208,180,625	123,665,961	7,399,451

Cash and cash equivalents, end of year	$75,798,935	$208,180,625	$123,665,961

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$16,937,306	$9,211,824	$599,878

Acquisition of PriceInteractive, Inc.:
During 2001, the Company acquired PriceInteractive, Inc. as described in Note 2. This acquisition is summarized as follows:
Fair value of assets acquired, excluding cash	$127,615,297	$—	$—
Fair value of common stock issued	(64,345,512)	—	—

Fair value of options issued to purchase common stock	(3,366,698)	—	—

Cash paid in connection with the acquisition, net of cash acquired	(38,118,266)	—	—

Liabilities assumed	$21,784,821	$—	$—

Supplemental disclosure of noncash investing and financing activities:
Equipment acquired under capital lease obligations	$23,148,392	$60,822,136	$16,404,132

Accretion of dividends on Series B redeemable convertible preferred stock	$—	$—	$541,541

Accretion of dividends on Series C redeemable convertible preferred stock	$—	$—	$478,825

Conversion of preferred stock and Class B common stock to Class A common stock and subsequent conversion of Class A common stock to common stock	$—	$—	$35,601,740

The accompanying notes are an integral part of these consolidated financial statements.

iBasis, Inc.

Notes to Consolidated Financial Statements

(1)    Operations and Significant Accounting Policies

iBasis, Inc. (the "Company") is a facilities-based international telecommunications carrier that utilizes the Internet to provide economical international telecommunications services to carriers and telephony resellers around the world. The Company has incorporated subsidiaries around the world in order to enhance its global operations. In addition, the Company established a Massachusetts corporation, iBasis Securities Corporation, to implement the Company's cash management strategy. The Company currently operates through various service agreements with local service providers in the United States, Europe, Asia, the Middle East, Latin America, Africa and Australia.

In November 1999, the Company completed its initial public offering and issued 7,820,000 shares of $0.001 par value Common Stock, which resulted in total net proceeds to the Company of $114.7 million.

On March 15, 2000, the Company completed its secondary offering of common stock and issued 2,026,637 shares of Common Stock. The offering resulted in net proceeds to the Company of $140.3 million. The Company also sold $150.0 million of 5 3/4% Convertible Subordinated Notes due 2005, for net proceeds of approximately $144.8 million (see Note 5).

On February 27, 2001, the Company completed its acquisition of PriceInteractive, Inc. ("PriceInteractive") whereby the Company issued approximately 9.3 million shares of the Company's Common Stock, approximately 1.0 million shares of restricted common stock, options to purchase approximately 1.0 million shares of common stock, and $45.3 million in cash to acquire all outstanding shares and vested options of PriceInteractive (see Note 2).

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

(b) Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

(c) Revenue Recognition

In early 1998, the Company commenced the resale of international minutes of calling time for calls resold through the Company's gateways. Revenue from the resale of minutes is recognized in the period the service is provided, net of revenue reserves for potential billing credits.

As a result of the acquisition of PriceInteractive, Inc. in February of 2001, the Company now provides professional services to design, develop, and test speech applications under time-and-materials and fixed-fee contracts. Revenue on time-and-materials contracts is recognized as services are performed. Revenue on fixed-fee contracts is recognized using the percentage of completion method measured by labor hours incurred to total estimated hours required. Estimates of costs to complete are reviewed periodically and revised as required. Provisions are made for the full amount of anticipated losses, if any, on all contracts in the period in which the losses are first determinable. Changes in estimates are also reflected in the period they become known.

Revenues related to additional services are recognized as services are performed and costs are incurred. Billings in advance of completing engagements are recorded as deferred revenue and recognized as income in the period in which the services are provided.

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

(d) Net Loss Per Share

Basic and diluted net loss per common share were determined by dividing net loss by the weighted average common shares outstanding during the period. Basic net loss per share and diluted net loss per share are the same, as the outstanding common stock options and convertible debentures are antidilutive since the Company has recorded a net loss for all periods presented. Options to purchase a weighted average total of 1,899,653 1,209,614 and 1,973,282 common shares have been excluded from the computation of diluted weighted average common shares outstanding for the years ended December 31, 2001, 2000 and 1999, respectively. Additionally, 1,498,982 and 1,741,351 common shares related to the conversion of the subordinated convertible notes (which were issued in 2000) have been excluded from the computation of diluted weighted average common shares outstanding for the year ended December 31, 2001 and 2000.

The following table reconciles the weighted average common shares outstanding to the shares used in the computation of basic and diluted weighted average common shares outstanding:

	Years Ended December 31,
	2001	2000	1999
Weighted average common shares outstanding	43,410,002	33,626,517	9,681,482
Less: Weighted average unvested common shares outstanding (Note 6)	3,699	14,979	26,229
Weighted average unvested restricted common shares outstanding (Note 2)	761,603	—	—

Basic and diluted weighted average common shares outstanding	42,644,700	33,611,538	9,655,253

(e) Cash and Cash Equivalents

The Company considers highly liquid investments purchased with an original maturity of 90 days or less at the time of purchase to be cash equivalents. At December 31, 2001 and 2000, cash equivalents included money market accounts and commercial paper that are readily convertible into cash.

(f) Restricted Cash

During 2001, and as part of a new financing arrangement with a bank (see Note 5), the Company posted approximately $8.9 million with that bank as collateral. The Company has classified this amount as restricted cash on the accompanying balance sheet as of December 31, 2001.

(g) Property and Equipment

Construction in process represents those assets that have been acquired by the Company, but were not in service as of the balance sheet date. For assets that have been placed in service, the Company provides for depreciation and amortization using the straight-line method over the useful life of the asset, as follows:

Asset Classification	Estimated Useful Life
Equipment under capital lease	Life of lease
Network equipment	3 years
Computer software	3 years
Leasehold improvements	Life of lease
Furniture and fixtures	5 years

(h) Deferred Debt Financing Costs

In March of 2000, the Company sold $150.0 million of 5 3/4% Convertible Subordinated Notes due in March 2005. Underwriter discounts of $4.5 million and other costs of approximately $700,000 incurred in connection with the sale were being amortized to interest expense using the straight-line method over five years, the term of the Convertible Subordinated Notes.

During 2001, the Company repurchased a portion of these notes and, accordingly, expensed the applicable portion of the net book value of the deferred debt financing costs. The amount expensed was netted against the extraordinary gain on the repurchase of the notes which is reflected in the accompanying statement of operations for the year ended December 31, 2001. The Company will continue to amortize the remaining deferred debt financing costs, using the straight-line method, until March 2005, when the notes mature.

(i) Investments in Short-Term and Long-Term Marketable and Non-marketable Securities

Investments purchased with an original maturity of greater than 90 days but less than one year are classified on the accompanying balance sheet as short-term investments. Investments held as of December 31, 2001 that mature after December 31, 2002 are considered long term investments. Under SFAS No. 115, the Company classifies its investments as held-to-maturity and, therefore, has recorded them at amortized cost in the accompanying balance sheet.

The Company's investments in held-to-maturity securities as of December 31, 2001 are as follows:

	Amortized Cost	Unrealized Gain (Loss)	Market Value
Commercial paper	$14,006,722	$77,106	$14,083,828
Corporate bonds	98,912	—	98,912
Government bonds	11,507,896	46,880	11,554,776

Total short-term marketable securities	$25,613,530	$123,986	$25,737,516

Corporate bonds	$6,181,162	$95,175	$6,276,337
Government bonds	2,230,200	(6,384)	2,223,816

Total long-term marketable securities	$8,411,362	$88,791	$8,500,153

Total marketable securities	$34,024,892	$212,777	$34,237,669

The Company's investments in held-to-maturity securities as of December 31, 2000 are as follows:

	Amortized Cost	Unrealized Gain (Loss)	Market Value
Government securities	$25,980,865	$58,068	$26,038,933
Commercial paper	34,685,083	(2,625)	34,682,458
Government bonds	16,480,825	20,612	16,501,437

Total short-term marketable securities	$77,146,773	$76,055	$77,222,828
Total long-term marketable securities, all of which invested in government securities	15,000,000	2,746	15,002,746

Total marketable securities	$92,146,773	$78,801	$92,225,574

The long-term investment in non-marketable security represents an equity investment in a privately held telecommunications company that is not readily convertible into cash. The investment has been recorded at cost in the accompanying consolidated balance sheet. There has been no permanent impairment in value as of December 31, 2001.

(j) Goodwill and other purchased intangible assets

Goodwill and other purchased intangible assets which relate to the acquisition of PriceInteractive, Inc. during 2001 and are amortized over three years, include the following:

Goodwill	$62,570,521
Development Technology and Know-How	15,447,698
Installed Customer Base	7,559,512
Assembled Workforce	1,424,256

87,001,987
Less: Accumulated Amortization	(23,908,202)

$63,093,785

(k) Other Assets

Other assets at December 31, 2001 and 2000 consist primarily of deposits.

(l) Research and Development Expenses

The Company charges research and development expenses to operations as incurred.

(m) Concentration of Credit Risk/Significant Customers

SFAS No. 105, Disclosure of Information About Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentrations of Credit Risk, requires disclosure of any significant off-balance-sheet and credit risk concentrations. The Company has no significant off-balance-sheet concentrations such as foreign exchange contracts, option contracts or other foreign hedging arrangements. The Company maintains the majority of its cash and cash equivalent balances with three financial institutions. No single customer accounted for greater than 10% of accounts receivable at December 31, 2001 and 2000. Two customers represented approximately 32% of total accounts receivable at December 31, 1999. The following table represents customers that account for more than 10% of net revenue in any of the years reported:

	Years Ended December 31,
	2001	2000	1999
Customer A	1%	3%	12%
Customer B	4%	7%	10%
Customer C	12%	7%	—

(n) Fair Value of Financial Instruments

Financial instruments consist principally of cash and cash equivalents, accounts receivable, long-term investments in marketable and long-term investments in non-marketable securities, convertible debentures and accounts payable. The estimated fair value of these instruments, except for the Convertible Subordinated Notes, approximates their carrying value. The fair value of the Convertible Subordinated Notes at December 31, 2001 is approximately $38.7 million.

(o) Stock-Based Compensation

SFAS No. 123, Accounting for Stock-Based Compensation, requires the measurement of the fair value of stock options or warrants to be included in the consolidated statements of operations or disclosed in the notes to consolidated financial statements. The Company has determined that it will account for stock-based compensation for employees under the intrinsic value-based method of the Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and elect the disclosure-only alternative under SFAS No. 123. The Company accounts for stock-based compensation for non-employees under the fair value method prescribed by SFAS No. 123. To date there have been no material grants to non-employees.

(p) Comprehensive Income

In June 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 130, Reporting Comprehensive Income. The Company does not have any components of comprehensive income (loss) other than its reported net loss.

(q) Long-Lived Assets

The Company's long-lived assets consist primarily of property and equipment and intangible assets. In accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, the Company has assessed the realizability of these assets and has determined that there were no asset impairments as of December 31, 2001.

(r) Derivatives

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

(s) Recent Accounting Announcements

In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, Business Combinations. SFAS No. 141 addresses changes in the financial accounting and reporting for business combinations and supersedes APB Opinion No. 16, Business Combinations and SFAS No. 38, Accounting for Pre-acquisition Contingencies of Purchased Enterprises. Effective July 1, 2001, all business combinations should be accounted for using only the purchase method of accounting. The Company does not believe the adoption of this statement will have a material effect on its financial position, results of operations or cash flows.

In July 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets which requires use of a non-amortization approach to account for purchased goodwill and certain intangibles, effective January 1, 2002. Under the non-amortization approach, goodwill and certain intangibles will not be amortized into the results of operations, but instead will be reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. Management is currently evaluating the impact that this statement will have on the Company's financial statements.

In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement applies to all entities. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of leases. This Statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company is currently evaluating the ultimate impact of this statement on its results of operations or financial position until such time as its provisions are applied.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement supercedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. Under this statement it is required that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and it broadens the presentation of discontinued operations to include more disposal transactions. The provisions of this statement are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the ultimate impact of this statement on its results of operations or financial position until such time as its provisions are applied.

(t) Reclassifications

Certain reclassifications have been made to the 1999 and 2000 consolidated financial statements to conform to the 2001 presentation.

(2) Acquisition of PriceInteractive, Inc.

On February 27, 2001, the Company completed its acquisition of all of the outstanding capital stock and options to purchase common stock of PriceInteractive Inc., a leading provider of speech application services ("PriceInteractive"). The acquisition was accounted for using the purchase method of accounting in accordance with APB Opinion No. 16, Business Combinations, and, accordingly, the results of operations for PriceInteractive have been included within the consolidated results of the Company since the acquisition date. The aggregate purchase price, which was comprised of cash of

$45.3 million, approximately 9.3 million shares of common stock, approximately 1.0 million shares of restricted common stock and options to purchase approximately 1.0 million shares of common stock, was allocated to the tangible and intangible assets of PriceInteractive based upon the fair value of such assets acquired. Fair value of intangible assets was determined by an independent appraisal. The restricted common stock, issued in the acquisition, vested 50% on December 31, 2001 while the remaining 50% will vest on January 1, 2003, subject to acceleration upon certain events.

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

Subsequent to the acquisition, the Company changed the name of the acquired entity to iBasis Speech Solutions, Inc.

A summary of the total consideration and the allocation of the aggregate purchase price is as follows:

Purchase Price:
Cash paid	$45,250,917
Professional fees and other acquisition costs	6,251,774
Fair value of common stock issued	64,345,512
Fair value of common stock options issued	3,366,698

Total purchase price	$119,214,901

Allocation of Purchase Price:
Cash and cash equivalents	$13,384,425
Other current assets	6,940,155
Property and equipment	9,203,412
Developed technology and know-how	15,447,698
Installed customer base	7,559,512
Assembled workforce	1,424,256
Goodwill	62,570,521
Other assets	38,278
Current liabilities	(8,800,717)
Long term debt	(12,984,104)
In-process research and development	24,431,466

Total allocation of purchase price	$119,214,901

The $24.4 million allocated to purchased in-process research and development ("in-process R&D") represented the appraised fair value of a project that did not have future alternative uses. This allocation represented the estimated fair value based on risk-adjusted cash flows related to the in-process research and development project. The development of the project had not yet reached technological feasibility and the research and development in process had no alternative uses. Accordingly, these costs were expensed as of the acquisition date.

In-process research and development value is comprised of one primary research and development project. This project includes the introduction of certain new technologies. At the acquisition date, this project was approximately 70% to 80% complete based on cost data and technological progress. The research and development investment in this project made by the Company from the date of acquisition through December 31, 2001 was $6.0 million. The project was completed during 2001. There is no assurance that the project will meet with either technological or commercial success. The outright failure of the in-process research and development would not materially impact the Company's financial condition.

The value assigned to purchased in-process technology was determined by estimating the costs to develop the purchased in-process technology into commercially viable products, estimating the resulting net cash flows from the project and discounting the net cash flows to their present value. The revenue projection used to value the in-process research and development is based on the expected timing of new products, management's estimate of the product life cycle and expected revenue contribution. The rates utilized to discount the net cash flows to their present value are based on the Company's weighted average cost of capital. This discount rate is commensurate with the Company's corporate maturity and the uncertainties in the economic estimates described above.

The forecasts used by the Company in valuing in-process research and development were based upon assumptions the Company believes to be reasonable but which are inherently uncertain and unpredictable. The Company's assumptions may be incomplete or inaccurate, and unanticipated events and circumstances are likely to occur. For these reasons, actual results may vary significantly from the projected results.

The following unaudited pro forma information presents the results of the Company's operations for the year ended December 31, 2001 and 2000, as if the acquisition of PriceInteractive had occurred on January 1, 2000, but does not include the one-time charge for the write-off of in-process research and development costs:

	Year Ended December 31,
	2001	2000
Net revenue	$137,320,482	$79,294,736

Net loss	$(197,217,205)	$(113,658,474)

Basic and diluted net loss per share	$(4.46)	$(2.65)

Basic and diluted weighted average common shares outstanding	44,191,647	42,893,189

The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the actual results of operations had the acquisition taken place as of January 1, 2000. Furthermore, the pro forma results do not give effect to all cost savings or incremental costs which may occur as a result of the integration and consolidation of the businesses.

(3) Accrued Expenses

Accrued expenses at December 31, 2001 and 2000 consisted of the following:

	2001	2000
Termination fees	$7,478,394	$4,792,661
Restructuring and other non-recurring costs	3,883,578	—
Interest on convertible subordinated notes (Note 5)	2,159,524	2,527,218
Accrued other	16,608,299	7,535,147

	$30,129,795	$14,855,026

(4) Income Taxes

The Company provides for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. Under SFAS No. 109, deferred tax assets and liabilities are recognized based on temporary differences between the financial statement and tax bases of assets and liabilities using currently enacted tax rates.

No provision for federal or state income taxes has been recorded, as the Company incurred net operating losses for all periods presented. As of December 31, 2001, the Company has net operating loss carryforwards of approximately $186.3 million available to reduce future federal and state income taxes, if any. If not utilized, these carryforwards expire at various dates through 2022. If substantial changes in the Company's ownership should occur, as defined by Section 382 of the Internal Revenue Code (the Code), there could be annual limitations on the amount of carryforwards which can be realized in future periods. The Company has completed several financings since its inception and believes that it may have incurred an ownership change as defined under the Code.

The approximate income tax effects of temporary differences and carryforwards are as follows:

	December 31,
	2001	2000
Net operating loss carryforwards	$63,344,000	$29,534,000
Other temporary differences	9,831,000	1,514,000
Valuation allowance	(73,175,000)	(31,048,000)

	$—	$—

The Company has recorded a 100% valuation allowance against the net deferred tax asset as of December 31, 2001 and 2000, because the future realizability of such asset is uncertain. The increase in the valuation allowance during the year primarily relates to both increases in the net operating loss carryforward as well as the establishment of a restructuring reserve which is not currently deductible for tax purposes.

(5) Long-Term Debt

Long-term debt consists of the following as of December 31:

	2001	2000
Convertible subordinated notes	$129,118,000	$150,000,000
Capital lease obligations	65,483,752	66,986,099
Term loan	3,866,667	—

	198,468,419	216,986,099
Less—current portion	26,498,285	26,105,842

	$171,970,134	$190,880,257

(a) Convertible Subordinated Notes

In March of 2000, the Company sold $150.0 million of Convertible Subordinated Notes (the "Notes") resulting in net proceeds to the Company of approximately $144.8 million. The Notes bear interest at 5 3/4% with interest payable on each March 15th and September 15th, beginning September 15, 2000. The Notes mature March 15, 2005 and are subordinated to the Company's capital lease obligations.

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

A repurchase event is defined as being either:

  i)
  the Company's common stock or other common stock into which the notes are convertible is neither listed for trading on a United States national securities exchange nor approved for trading on an established automated over-the-counter trading market in the United States, or

  ii)
  a change in control event, as defined in the Notes.

As of December 31, 2001, a repurchase event had not occurred.

(b) Extraordinary Gain on Repurchase of Convertible Subordinated Notes

During the fourth quarter of 2001, the Company recognized an extraordinary after-tax gain of approximately $14.5 million (or $0.34 per weighted average common share) in connection with the early extinguishment of approximately $20.9 million of its Convertible Subordinated Notes. Such gain was calculated as follows:

2001
Face value of repurchased Notes	$20,882,000
Less: Cost of repurchase of Notes	(5,862,550)
Write-off of deferred debt financing costs	(470,477)

Gain	$14,548,973

(c) Capital Leases

The Company currently has outstanding lease agreements with an equipment vendor. These lease agreements were renegotiated during the fourth quarter of 2001. Each outstanding lease under the renegotiated terms bears interest at an annual rate between 12% and 15% and matures at various terms up to 36 months. As a result of this agreement, the Company has undertaken to renegotiate its overriding Master Lease Agreement.

The Company has also entered into other capital leases with other vendors.

(d) Credit Facilities and Term Loan

In June 2000, the Company entered into a revolving credit agreement (the "2000 Revolver") with a bank with a maximum borrowing amount of $2.5 million. Borrowings under the 2000 Revolver, collateralized by substantially all assets of the Company, were payable at maturity and was bearing interest at the bank's prime rate plus 1% per annum. The Company was in compliance with all of the covenants within the agreement, had no outstanding borrowings as of December 31, 2000 but did have approximately $678,000 of letters of credit outstanding against the 2000 Revolver.

During February 2001, in connection with the acquisition of PriceInteractive, the Company assumed a credit facility (the "PriceInteractive Facility") consisting of two term loans and two lines of credit. The original maturity dates of the term loans were November 2001 and July 2002 with interest rates of 6.85% and 8.81%, respectively. The original maturity dates of the lines of credit were June 2003 and May 2004 and with interest rate of LIBOR plus 2.5%. These notes and lines of credit were repaid and canceled in full during October 2001.

The Company had borrowed approximately $500,000 from a bank (the "Equipment Note") during 1999 for purposes of equipment purchases. Borrowings under the Equipment Note were bearing interest at the bank's prime rate plus 1.5% and are payable in 36 equal monthly installments of principal and interest through August 2002. The amounts under this facility were included in Capital lease obligations in the accompanying balance sheet as of December 31, 2000. This note was repaid and canceled in full during October 2001.

In October 2001, the Company entered into a new credit facility (the "2001 Revolver") that replaced the 2000 Revolver with a $5.0 million revolving line of credit. The 2001 Revolver matures in October 2002 and bears interest at the bank's prime rate (5.0% as of December 31, 2001). The new credit facility also includes a $4.0 million term loan which matures in April 2003, bears interest at the bank's prime rate plus 0.5%, and requires equal monthly repayments of principal and accrued interest of $133,000 until maturity. As collateral, the Company has deposited cash with the bank of approximately $8.9 million as of December 31, 2001 and has classified the amount as restricted cash in the accompanying balance sheet.

(e) Repayments of debt

Scheduled maturities of long-term debt as of December 31, 2001 are as follows:

Year	Capital Leases	Term Loan	Convertible Subordinated Notes	Total
2002	$30,080,140	$1,756,667	$7,424,285	$39,261,092
2003	30,516,263	1,676,667	7,424,285	39,617,215
2004	14,560,644	675,000	7,424,285	22,659,929
2005	—	—	132,830,143	132,830,143
2006	—	—	—	—
Thereafter	—	—	—	—

Total future minimum payments	75,157,047	4,108,334	155,102,998	234,368,379
Less: Amounts representing interest	9,673,295	241,667	25,984,998	35,899,960

Present value of minimum repayments	65,483,752	3,866,667	129,118,000	198,468,419
Less: Current portion of long-term debt	24,898,289	1,599,996	—	26,498,285

Long-term debt, net of current portion	$40,585,463	$2,266,671	$129,118,000	$171,970,134

(6) Stockholders' Equity

(a) Authorized Capital Stock

In connection with the Company's initial public offering in November 1999, 85,000,000 shares of common stock, $0.001 par value per share ("Common Stock") and 15,000,000 shares of preferred stock, $0.001 par value per share ("Preferred Stock") were authorized for issuance.

Upon the completion of the initial public offering, all previously outstanding shares of preferred stock and Class B common stock, were converted into the following number of shares of Class A common stock:

Number of shares of Class A common stock
Series A preferred stock	3,750,000
Series B preferred stock	6,562,500
Series C preferred stock	5,744,103
Class B common stock	1,500,000

Subsequently, all outstanding shares of Class A common stock were converted into 23,738,353 shares of $0.001 par value Common Stock.

(b) Stock Incentive Plan

The Company's 1997 Stock Incentive Plan (the "Plan") provides for the granting of restricted stock awards and incentive stock options ("ISOs") and nonqualified options to purchase shares of Common Stock to key employees, directors and consultants. Under the terms of the Plan, the exercise price of options granted shall be determined by the Board of Directors and for ISOs shall not be less than fair market value of the Common Stock on the date of grant. Options vest quarterly in equal installments over two to four years, provided that no options shall vest during the employees' first year of employment. The expiration date of each stock option shall be determined by the Board of Directors, but shall not exceed 10 years from the date of grant.

As a result of a special meeting of the Company's stockholders, held in February, 2001, the maximum number of shares of Common Stock that could be purchased under the Plan increased from 5.7 million to 9.0 million. In addition, as a result of that meeting, the Company assumed the PriceInteractive Stock Option Plan (the "PriceInteractive Plan") and all of the outstanding options to purchase the common stock of PriceInteractive, Inc. and converted such assumed options into options to purchase 1,021,434 shares of the Company's Common Stock.

The following table summarizes the option activity for the years ended December 31, 1999, 2000 and 2001:

	Number of Shares	Exercise Price Per Share	Weighted Average Exercise Price
Outstanding, December 31, 1998	1,328,900	$0.03-1.10	$0.56
Granted	2,028,600	1.00-37.94	6.13
Exercised	(206,125)	0.03-0.50	0.14
Terminated	(203,650)	0.50-37.94	1.27

Outstanding, December 31, 1999	2,947,725	0.03-37.94	4.37
Granted	2,175,000	4.13-74.63	12.91
Exercised	(511,702)	0.03-13.50	1.30
Terminated	(371,940)	0.50-74.63	7.95

Outstanding, December 31, 2000	4,239,083	0.03-74.63	8.76
Granted	4,523,110	0.43-3.71	2.16
Options assumed in connection with the acquisition of PriceInteractive, Inc	1,021,434	0.85-5.89	2.52
Exercised	(706,440)	0.41-7.00	3.52
Terminated	(1,308,864)	0.03-74.63	7.26

Outstanding, December 31, 2001	7,768,323	$0.43-74.63	$5.04

Exercisable, December 31, 2001	1,693,899	$0.43-74.63	$7.69

Exercisable, December 31, 2000	854,528	$0.03-37.94	$4.88

Exercisable, December 31, 1999	400,869	$0.03-5.00	$0.93

The following table summarizes information relating to currently outstanding and exercisable stock options as of December 31, 2001:

	Outstanding
				Exercisable
		Weighted Average Remaining Contractual Life (in Years)
Range of Exercise Prices	Options Outstanding		Weighted Average Exercise Price	Options Outstanding	Weighted Average Exercise Price
$0.43-0.50	179,525	8.61	$0.45	51,198	$0.50
0.65-0.85	2,128,836	9.69	0.72	67,500	0.65
1.00-1.50	358,495	7.46	1.19	217,188	1.20
1.60-2.16	491,442	8.67	2.07	20,811	2.11
3.10-4.13	2,457,923	9.12	3.78	469,728	3.87
5.00-5.07	500,131	8.17	5.12	200,794	5.11
11.00-14.85	1,583,322	8.36	13.31	632,408	13.11
28.75-37.94	40,712	7.98	30.97	21,805	31.03
46.13	5,437	8.05	46.13	2,624	46.13
71.00-74.63	22,500	8.07	73.01	9,843	73.01

	7,768,323			1,693,899

At December 31, 2001, options to purchase 1,784,012 shares of Common Stock were available for future grants under the Plans.

The Company applies the accounting provisions prescribed in APB No. 25 and related interpretations. During September 1999, the Company issued stock options with an exercise price less than the fair market value of the Common Stock as determined for accounting purposes. Accordingly, total deferred compensation related to these stock options of approximately $2,384,000 was recorded during the year ended December 31, 1999 and is being amortized over four years, the vesting period of those options. In connection with the acquisition of PriceInteractive, Inc. in 2001, the Company assumed vested options with exercise prices that were less than the fair market value of the Company's Common Stock as determined for accounting purposes. As such, the Company recorded approximately $1,834,000 of deferred compensation which is being amortized over the remaining life of those options of up to four years. Amortization of deferred compensation of approximately $1,214,000, $596,000 and $184,000 has been recognized as an expense in the years ended December 31, 2001, 2000 and 1999, respectively. Prior to September 1999, the Company had not issued stock options with an exercise price less than the fair market value.

During 2001 and 2000, the Company accelerated vesting on 92,500 and 118,750 options, respectively, to purchase common stock in relation to severance agreements with employees. Accordingly, the Company recorded non-cash compensation expense of approximately $154,000 and $352,000 which is included in general and administrative expenses in the accompanying consolidated statements of operations for the years ended December 31, 2001 and 2000, respectively.

(c) Employee Stock Purchase Plan

On September 9, 1999, the Company's Board of Directors and stockholders approved the 1999 iBasis, Inc. Employee Stock Purchase Plan (the "ESPP"), which enables eligible employees to acquire shares of the Company's common stock through payroll deductions. The ESPP is intended to qualify as an employee stock purchase plan under Section 423 of the Internal Revenue Code. The offering periods under the ESPP start on January 1 and July 1 of each year and end on June 30 and December 31 of each year, unless otherwise determined by the Board of Directors. During each offering period, an eligible employee may select a rate of payroll deduction from 1% to 10% of compensation, up to an aggregate of $12,500 in any offering period. The purchase price for common stock purchased under the Purchase Plan is 85% of the lesser of the fair market value of the shares on the first or last day of the offering period. An aggregate of 500,000 shares of common stock have been reserved for issuance under the ESPP. The Company issued 131,607 and 7,759 shares under the ESPP during 2001 and 2000 respectively.

(d) Stock-Based Compensation

SFAS No. 123, Accounting for Stock-Based Compensation, requires the measurement of the fair value of stock options or warrants to be included in the consolidated statements of operations or disclosed in the notes to the consolidated financial statements. The Company has determined that it will continue to account for stock-based compensation for employees under the APB Opinion No. 25 and elect the disclosure-only alternative under SFAS No. 123 for options granted using the Black-Scholes option pricing model prescribed by SFAS No. 123.

The weighted average assumptions and resulting fair value of options granted are as follows:

	December 31,
	2001	2000	1999
Risk-free interest rate	4.669%	6.19%	5.77%
Expected dividend yield	—	—	—
Expected lives	5 years	5 years	5 years
Volatility	155%	146%	61%
Weighted average remaining contractual life	9.56 years	8.96 years	9.20 years
Weighted average fair value of options granted	$1.04	$11.76	$4.90

Had compensation expense from the Company's stock incentive plan been determined consistent with SFAS No. 123, net loss and net loss per share would have been approximately as follows:

	December 31,
	2001	2000	1999
Net loss applicable to common stockholders:
As reported	$(190,689,370)	$(62,291,588)	$(22,106,881)
Pro forma	(198,743,291)	(69,655,809)	(22,667,437)
Basic and diluted net loss per share:
As reported	$(4.47)	$(1.85)	$(2.29)
Pro forma	(4.66)	(2.07)	(2.35)

(7) Commitments

The Company leases its facilities and certain equipment under operating leases that expire through 2009. The approximate future minimum payments under these leases as of December 31, 2001 are as follows:

Year	Minimum Payment
2002	$2,224,000
2003	1,804,000
2004	1,753,000
2005	1,300,000
2006	1,117,000
Thereafter	3,140,000

Total future minimum lease payments	$11,338,000

Rent expense included in the consolidated statements of operations was approximately $4,384,000, $3,742,000, and $640,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

(8) Segment and Geographic Information

SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, established standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to stockholders. It also established standards for related disclosures about products and services, and geographic areas. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company's chief operating decision-making group is composed of the chief executive officer, members of senior management and the Board of Directors.

In fiscal 2001, the Company's reportable operating segments are Internet Telephony and Speech Application Services. Prior to 2001, the Company's only reportable segment was the Internet Telephony segment.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on net income. Revenues are attributed to geographic areas based on the origination of the call or fax data. There are no transfers of sales between company segments. Segment information for 2001 is as follows:

	Internet Telephony	Speech Application Services	Corporate	Total
Net revenue	$110,179,765	$23,589,920	$—	$133,769,685
Operating expenses, excluding depreciation and amortization expense	223,495,676	45,853,407	1,381,800	270,730,883
Depreciation and amortization expense	32,357,526	27,475,406	—	59,832,932

Loss from operations	(145,673,437)	(49,738,893)	(1,381,800)	(196,794,130)
Interest income	—	—	9,413,013	9,413,013
Interest expense	—	—	(17,269,909)	(17,269,909)
Other expenses	—	—	(587,317)	(587,317)
Extraordinary item	—	—	14,548,973	14,548,973

Net loss	$(145,673,437)	$(49,738,893)	$4,722,960	$(190,689,370)

Long-Lived Assets	$85,397,989	$76,511,429	$3,881,082	$165,790,500

Non-cash stock-based compensation, included in operating expenses, interest income and expense, other expenses and extraordinary items are considered corporate level activities and are therefore not allocated to segments.

The following table represents percentage revenue derived from individual countries:

	Year Ended December 31,
	2001	2000	1999
United States	65%	89%	95%
United Kingdom	11	1	—
China	11	7	—
Hong Kong	2	2	—
Other	11	1	5

	100%	100%	100%

The net book value of long-lived tangible assets by geographic area were as follows:

Geographic Location	2001	2000
North America	$88,254,198	$86,407,767
Europe	4,839,578	7,194,033
Asia	4,127,119	4,249,961
Other	475,820	2,018,349

	$97,696,715	$99,870,110

(9) Valuation and Qualifying Accounts

The following is a rollforward of the Company's allowance for doubtful accounts:

Year Ended December 31,	Balance at Beginning of Year	Additions	Deductions	Balance at End of Year
1999	$126,741	$510,380	$(4,000)	$633,121
2000	633,121	1,944,560	(398,313)	2,179,368
2001	2,179,368	9,314,327	(5,476,939)	6,016,756

(10) Restructuring and Other Non-Recurring Costs

During 2001, the Company announced a restructuring plan to better align the organization with its corporate strategy and recorded a charge of approximately $51.8 million in accordance with the criteria set forth in Emerging Issues Task Force (EITF) 94-3 and SEC Staff Accounting Bulletin 100.

The write off of property and equipment relates primarily to the abandonment and related costs of certain equipment in a limited number of network data centers and internet central offices. As a result of adopting the Openwave platform for our unified messaging business, certain equipment, which was previously deployed in its New York City and Cambridge, Massachusetts data centers, was no longer required to service the Company's unified messaging line of business. In addition, the write-down of equipment at internet central offices is related to the Company's increasing focus within its wholesale VoIP business on serving the largest international, tier-one carriers. Large international carriers tend to maintain greater geographic footprints and the ability to cost efficiently connect their networks to the Company's network. As a result, the equipment located in some of the Company's internet central offices is no longer required and has therefore been written down to its estimated net realizable value.

The termination of contractual obligations is the anticipated cost of negotiated settlements with providers of facility space and telecommunications circuits related to the network data centers and internet central offices which are no longer in operation.

The employee severance costs relate to a reduction in the workforce of 136 full time employees on a worldwide basis, 71 of which were in research and development, 39 of which were in sales and marketing and the remaining 26 in general and administrative functions.

The components of the restructuring charge are as follows:

Writeoff of property and equipment	$42,629,436
Termination of contractual obligations	7,441,837
Employee severance costs	1,763,045

Total	$51,834,318

At December 31, 2001, accrued restructuring costs was approximately $3.9 million. A summary of the accrual is as follows:

Restructuring and other non-recurring costs	$51,834,318
Less: Write off of property and equipment	(42,258,232)
Payment of termination and contractual obligations	(4,232,258)
Payment of employee severance costs	(1,460,250)

Accrual as of December 31, 2001	$3,883,578

These cost reduction measures will be completed by the end of the second quarter of 2002 and did not affect business operations during 2001. The total cash impact of the restructuring was approximately $9.2 million, of which $5.7 million was paid in 2001 while the remaining $3.5 million will be paid by the end of the second quarter of 2002. Management believes that these measures have better positioned the organization to meet its strategic goals.

(11) Summary of Quarterly Information (Unaudited)

Quarterly financial information for 2001 and 2000 is as follows:

2001	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
Net revenue	$27,053,234	$34,269,464	$33,323,452	$39,123,535	$133,769,685
Total cost and operating expenses	80,121,427	99,297,682	67,856,457	83,288,249	330,563,815
Net loss	(53,146,689)	(66,795,211)	(37,103,630)	(33,643,840)	(190,689,370)
Basic and diluted loss per share:
Net loss before extraordinary item	$(1.39)	$(1.51)	$(0.83)	$(1.08)	$(4.81)
Extraordinary item	—	—	—	0.34	0.34

Net loss	$(1.39)	$(1.51)	$(0.83)	$(0.74)	$(4.47)

2000	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
Net revenue	$9,725,492	$13,607,538	$17,213,066	$20,671,641	$61,217,737
Total cost and operating expenses	21,923,666	29,415,048	36,527,292	42,623,416	130,489,422
Net loss	(10,656,147)	(13,317,480)	(17,487,276)	(20,830,685)	(62,291,588)

Basic and diluted loss per share:
Net loss	$(0.34)	$(0.39)	$(0.51)	$(0.61)	$(1.85)

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

Information required by Part III, Item 10, regarding iBasis' directors may be found in iBasis' Proxy Statement relating to iBasis' annual meeting of stockholders to be held on May 22, 2002, and is incorporated herein by reference. Information relating to compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, may be found in the Proxy Statement and is incorporated herein by reference.

Item 11. Executive Compensation

Information required by Part III, Item 11, may be found in iBasis' Proxy Statement relating to iBasis' annual meeting of stockholders to be held on May 22, 2002, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

Information required by Part III, Item 12, may be found in iBasis' Proxy Statement relating to iBasis' annual meeting of stockholders to be held on May 22, 2002, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

Information required by Part III, Item 13, may be found in iBasis' Proxy Statement relating to iBasis' annual meeting of stockholders to be held on May 22, 2002, and is incorporated herein by reference.

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(A) List of Documents Filed as a Part of This Annual Report:

  (1)
  Financial Statements:

    Report of Independent Public Accountants

    Consolidated Balance Sheets

    Consolidated Statements of Operations

    Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders' Equity (Deficit)

    Consolidated Statements of Cash Flows

    Notes to Consolidated Financial Statements

  (2)
  Index to Financial Statements Schedules:

    None.

  (3)  Index to Exhibits:

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference from Exhibit 3.1 to the Registrant's Registration Statement on Form S-1 (file no. 333-96535)).
3.2	Amended and Restated By-Laws of the Registrant (incorporated by reference from Exhibit 3.2 to the Registrant's Registration Statement on Form S-1 (file no. 333-96535)).
4.1	Specimen Certificate for shares of the Registrant's common stock (incorporated by reference from Exhibit 4.1 to the Registrant's Registration Statement on Form S-1 (file no. 333-85545)).
10.1	Lease, dated January 8, 1999, as amended, between the Registrant and Rodger P. Nordblum and Peter C. Nordblum as Trustees of Northwest Associates under Declaration of Trust dated December 9, 1971 with respect to property located at 20 Second Avenue, Burlington, Massachusetts (incorporated by reference from Exhibit 10.1 to the Registrant's Registration Statement on Form S-1 (file no. 333-85545)).
10.2	Reserved.
10.3	Lease, dated as of August 7, 1998, between the Registrant and 111 Eighth Avenue LLC, relating to property located at 111 Eighth Avenue, New York, New York (incorporated by reference from Exhibit 10.3 to the Registrant's Registration Statement on Form S-1 (file no. 333-85545)).
10.4	Lease, dated December 11, 1998 between the Registrant and Downtown Properties L.L.C., with respect to property located at 611 Wilshire Boulevard, Los Angeles, California (incorporated by reference from Exhibit 10.4 to the Registrant's Registration Statement on Form S-1 (file no. 333-85545)).
10.5	Warrant, dated as of September 10, 1997, for the purchase of shares of preferred stock of the Company issued to TLP Leasing Programs, Inc. (incorporated by reference from Exhibit 10.5 to the Registrant's Registration Statement on Form S-1 (file no. 333-85545)).
10.6	Warrant, dated as of June 8, 1998, for the purchase of shares of preferred stock of the Company issued to TLP Leasing Programs, Inc. (incorporated by reference from Exhibit 10.6 to the Registrant's Registration Statement on Form S-1 (file no. 333-85545)).

10.7	Master Agreement of Terms and Conditions for Lease between the Registrant and Cisco Systems Capital Corporation, dated as of November 3, 1998, as amended.
10.8†	1997 Stock Incentive Plan of the Registrant (incorporated by reference from Exhibit 10.8 to the Registrant's Registration Statement on Form S-1 (file no. 333-85545)).
10.9†	Employment Agreement between the Registrant and Ofer Gneezy, dated as of August 11, 1997 (incorporated by reference from Exhibit 10.9 to the Registrant's Registration Statement on Form S-1 (file no. 333-85545) ).
10.10†	Employment Agreement between the Registrant and Gordon J. VanderBrug, dated as of August 11, 1997. (incorporated by reference from Exhibit 10.10 to the Registrant's Registration Statement on Form S-1 (file no. 333-85545)).
10.11	Reserved.
10.12	Reserved.
10.13	Series B Convertible Preferred Stock Purchase Agreement, dated as of August 26, 1998, between the Registrant and the "Purchaser" parties thereto (incorporated by reference from Exhibit 10.14 to the Registrant's Registration Statement on Form S-1 (file no. 333-85545)).
10.14	Series C Convertible Purchase Agreement, dated as of July 12, 1999, between the Registrant and the "Purchaser" parties thereto (incorporated by reference from Exhibit 10.15 to the Registrant's Registration Statement on Form S-1 (file no. 333-85545)).
10.15	Second Amended and Restated Shareholders' Agreement, dated as of July 12, 1999, among the Registrant and the holders of the capital stock of the Registrant who become parties thereto (incorporated by reference from Exhibit 10.16 to the Registrant's Registration Statement on Form S-1 (file no. 333-85545)).
10.16	First Amended and Restated Registration Rights Agreement, dated as of July 12, 1999, among the Registrant and the holders of the capital stock of the Registrant who become parties thereto (incorporated by reference from Exhibit 10.17 to the Registrant's Registration Statement on Form S-1 (file no. 333-85545)).
10.17	Shareholders Agreement, dated as of March 28, 1998, relating to VIP Calling (Hong Kong) Limited (incorporated by reference from Exhibit 10.18 to the Registrant's Registration Statement on Form S-1 (file no. 333-85545) ).
10.18	Amendment No. 1 to the Shareholders Agreement, dated as of March 28, 1998, relating to VIP Calling (Hong Kong) Limited (incorporated by reference from Exhibit 10.19 to the Registrant's Registration Statement on Form S-1 (file no. 333-85545)).
10.19	Amendment No. 2 to the Shareholders Agreement, dated as of March 28, 1998, relating to VIP Calling (Hong Kong) Limited (incorporated by reference from Exhibit 10.20 to the Registrant's Registration Statement on Form S-1 (file no. 333-85545)).
10.20	Reserved.
10.21	Stock Restriction Agreement, dated as of August 26, 1998, between the Registrant and Ofer Gneezy and Gordon VanderBrug (incorporated by reference from Exhibit 10.22 to the Registrant's Registration Statement on Form S-1 (file no. 333-85545)).
10.22	Alliance Agreement, dated January 4, 1999, between the Registrant and Cisco Systems, Inc. (incorporated by reference from Exhibit 10.23 to the Registrant's Registration Statement on Form S-1 (file no. 33-85545) ).
10.23	Reserved.
10.24	Reserved.
10.25†	1999 Employee Stock Purchase Plan of the Registrant, as amended (incorporated by reference from Exhibit 10.26 to the Registrant's Registration Statement on Form S-1 (file no. 333-96535)).

10.26	Lease between the Registrant and NWT Partners, Ltd. with respect to property located at 100 N. Biscayne Boulevard, Miami, Florida (incorporated by reference from Exhibit 10.27 to the Registrant's Registration Statement on Form S-1 (file no. 333-96535)).
10.27	Lease, dated October 22, 1999, between the Registrant and Roger P. Nordblom and Peter C. Nordblom, as Trustees of N.W. Building 1 Associates under Declaration of Trust dated November 11, 1984 and filed with the Middlesex South Registry District of the Land Court as Document Number 674807 with respect to property located at 10 Second Avenue, Burlington, Massachusetts (incorporated by reference from Exhibit 10.28 to the Registrant's Registration Statement on Form S-1 (file no. 333-96535)).
10.28†	Employment Agreement between the Registrant and Charles Giambalvo, dated as of February 8, 2000 (incorporated by reference from Exhibit 10.29 to the Registrant's Registration Statement on Form S-1 (file no. 333-96535) ).
10.29	Supply Contract, dated as of December 30, 1999, between the Registrant and Belle Systems A/S (incorporated by reference from Exhibit 10.30 to the Registrant's Registration Statement on Form S-1 (file no. 333-96535) ).
10.30†	Offer Letter between the Registrant and Richard Tennant, dated as of September 17, 2001 and Employment Agreement, dated as of September 20, 2001.
10.31†	Offer Letter between the Registrant and Paul Floyd, dated as of April 2, 2001 and Proprietary Information and Inventions Agreement dated April 12, 2001.
10.32	Loan and Security Agreement between the Registrant and Silicon Valley Bank, dated as of October 9, 2001.
10.33†	PriceInteractive, Inc. Stock Incentive Plan assumed by the Registrant (incorporated by reference from Exhibit 4.5 to Registrant's Registration Statement on Form S-8 (file no. 333-56998).
10.34†	PriceInteractive, Inc. 2000 Amended and Restated Restricted Stock Plan assumed by the Registrant (incorporated by reference from Exhibit 4.2 to Registrant's Registration Statement on Form S-8 (file no. 333-67780)).
21.1	Significant Subsidiaries of the Registrant.
23.1	Consent of Arthur Andersen LLP.
99.1	Registrant's Letter to the Securities and Exchange Commission regarding Arthur Andersen's representation.

†
Represents a management contract or compensatory plan or arrangement.

(B) Reports on Form 8-K during the fourth quarter of fiscal 2001:

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

IBASIS, INC.
By:	/s/ OFER GNEEZY Ofer Gneezy President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Name	Title	Date

/s/ OFER GNEEZY Ofer Gneezy	President and Chief Executive Officer and Director (Principal Executive Officer)	March 26, 2002
/s/ GORDON J. VANDERBRUG Gordon J. VanderBrug	Executive Vice President and Director	March 26, 2002
/s/ RICHARD TENNANT Richard Tennant	Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)	March 26, 2002
/s/ CHARLES N. CORFIELD Charles N. Corfield	Director	March 26, 2002
/s/ W. FRANK KING W. Frank King	Director	March 26, 2002
Carl Redfield	Director
/s/ CHARLES SKIBO Charles Skibo	Director	March 26, 2002

QuickLinks

iBASIS, INC.
FORM 10-K For the Year Ended December 31, 2001
PART I
PART II
Critical Accounting Policies
Results of Operations
RISK FACTORS
Risks Related to Our Operations
Risks Related to the Internet and Internet Telephony Industry
Risks Related to Our Company
Index to Consolidated Financial Statements
Report of Independent Public Accountants
iBasis, Inc. Consolidated Balance Sheets
iBasis, Inc. Consolidated Statements of Operations
iBasis, Inc. Consolidated Statements of Cash Flows
iBasis, Inc. Notes to Consolidated Financial Statements
PART III
PART IV
SIGNATURES