Form 10-Q
period 2002-03-31
IBASIS INC
filed 2002-05-13
CIK 1091756

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                                                 to

Commission file number: 000–27127

iBasis, Inc.

(Exact name of registrant as specified in its charter)

Delaware	04-3332534
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

20 Second Avenue, Burlington, MA 01803

(Address of executive offices, including zip code)

(781) 505–7500

(Registrant’s telephone number, including area code)

                Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

As of May 10, 2002, there were 45,578,514 shares of the Registrant’s Common Stock, par value $0.001 per share, outstanding.

                                                                                                            iBASIS, INC.

iBasis, Inc.

 Consolidated Balance Sheets

	March 31,	December 31,
	2002	2001
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$68,703,983	$75,798,935
Restricted cash	8,466,667	8,866,667
Marketable securities	—	25,613,530
Accounts receivable, net of allowance for doubtful accounts of approximately $5.5 million and $6.0 million, respectively	38,821,404	31,348,307
Prepaid expenses and other current assets	7,315,754	8,111,208
Total current assets	123,307,808	149,738,647

Property and equipment, at cost:
Equipment under capital lease	70,559,280	70,783,992
Network equipment	49,668,621	47,877,095
Computer software	14,025,987	16,034,469
Construction in process	5,075,788	5,280,192
Leasehold improvements	4,976,867	5,151,527
Furniture and fixtures	1,719,402	1,711,535
	146,025,945	146,838,810
Less-Accumulated depreciation and amortization	(58,672,852)	(49,142,095)
	87,353,093	97,696,715

Goodwill, net	46,358,779	46,477,467
Other purchased intangible assets, net	14,699,050	16,616,318
Deferred debt financing costs, net	2,320,579	2,859,814
Long term investments in marketable securities	8,053,462	8,411,362
Long term investment in non-marketable security	5,000,000	5,000,000
Other assets	1,889,044	2,024,757

	$288,981,815	$328,825,080

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$17,058,865	$12,708,773
Accrued expenses	22,536,661	30,129,795
Deferred revenue	698,728	801,471
Long term debt, current portion	29,264,214	26,498,285
Total current liabilities	69,558,468	70,138,324

Long term debt, net of current portion	150,007,358	171,970,134
Stockholders’ equity:
Common stock, $0.001 par value, Authorized — 85,000,000 shares
Issued and outstanding — 45,569,451 and 45,271,318 shares, respectively	45,569	45,271
Additional paid-in capital	370,019,675	369,692,193
Deferred compensation	(1,890,808)	(2,225,074)
Accumulated deficit	(298,758,447)	(280,795,768)

Total stockholders’ equity	69,415,989	86,716,622

	$288,981,815	$328,825,080

The accompanying notes are an integral part of these consolidated financial statements.

iBasis, Inc.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2002	2001

Net revenue:
Data communications and telecommunications	$45,776,661	$26,020,320
Professional services	1,950,228	1,032,914

Total net revenue	47,726,889	27,053,234
Cost and operating expenses:
Data communications and telecommunications	37,719,682	23,798,163
Professional services	1,119,184	393,343
Research and development	7,105,222	5,477,523
Selling and marketing	4,312,590	6,083,229
General and administrative	6,150,517	10,436,638
Depreciation and amortization	13,373,203	9,304,105
Non-cash stock-based compensation	334,265	196,960
Write-off of in-process research and development costs	—	24,431,466
Loss on sale of messaging business	2,180,540	—

Total cost and operating expenses	72,295,203	80,121,427
Loss from operations	(24,568,314)	(53,068,193)
Interest income	376,415	4,013,001
Interest expense	(4,072,101)	(3,893,323)
Other expenses, net	(93,110)	(198,174)
Net loss before extraordinary gain on repurchase of Convertible Subordinated Notes	(28,357,110)	(53,146,689)
Extraordinary gain on repurchase of Convertible Subordinated Notes	10,394,431	—

Net loss applicable to common stockholders	$(17,962,679)	$(53,146,689)

Basic and diluted net loss per share :
Before extraordinary gain on repurchase of Convertible Subordinated Notes	$(0.63)	$(1.40)
Extraordinary gain on repurchase of Convertible Subordinated Notes	0.23	—

Basic and diluted net loss per share	$(0.40)	$(1.40)

Basic and diluted weighted average common shares outstanding	45,121,759	37,866,350

The accompanying notes are an integral part of these consolidated financial statements.

iBasis, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2002	2001
Cash flows from operating activities:
Net loss	$(17,962,679)	$(53,146,689)
Adjustments to reconcile net loss to net cash used in operating activities, net of acquired assets and liabilities —
Gain on repurchase of Convertible Subordinated Notes	(10,394,431)	—
Write-off of in-process research and development costs	—	24,431,466
Depreciation and amortization	13,373,203	9,304,105
Loss on sale of messaging business	2,180,540	—
Amortization of deferred debt financing costs	199,320	258,653
Amortization of deferred compensation	334,265	196,960
Changes in current assets and liabilities, net of effect from acquisition—
Accounts receivable, net	(7,473,094)	(1,017,635)
Prepaid expenses and other current assets	472,521	(1,272,129)
Accounts payable	4,350,090	(3,219,491)
Accrued expenses	(6,398,477)	(4,961,112)
Deferred revenue	(102,743)	(552,561)

Net cash used in operating activities	(21,421,485)	(29,978,433)

Cash flows from investing activities:
Purchase of PriceInteractive, Inc., net of cash acquired	—	(33,694,416)
Purchases of property and equipment	(3,397,824)	(10,719,417)
Decrease in other assets	45,994	1,117,062
Decrease in current marketable securities	25,613,530	71,692,753
Decrease (increase) in long-term marketable securities	357,900	(18,752,968)
Proceeds from the sale of messaging business	168,000	—
Net cash provided by investing activities	22,787,600	9,643,014

Cash flows from financing activities:
Decrease in restricted cash	400,000	—
Payments of principal of long term debt	(400,000)	—
Payments of principal on capital lease obligations	(2,438,847)	(4,959,256)
Repurchase of Convertible Subordinated Notes	(6,350,000)	—
Proceeds from issuance of shares related to employee stock purchase plan	240,918	211,651
Proceeds from exercise of common stock options	86,862	556,040
Net cash used in financing activities	(8,461,067)	(4,191,565)

Net decrease in cash and cash equivalents	(7,094,952)	(24,526,984)
Cash and cash equivalents, beginning of period	75,798,935	208,180,625

Cash and cash equivalents, end of period	$68,703,983	$183,653,641

Supplemental disclosure of cash flow information:
During the three months ended March 31, 2002 and 2001, iBasis entered into capital leases for network equipment of approximately $0 and $3.5 million respectively.

The accompanying notes are an integral part of these consolidated financial statements.

iBasis, Inc.

Notes to Consolidated Financial Statements

(1) General

The unaudited condensed consolidated financial statements presented herein have been prepared by iBasis, Inc. and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair presentation.  Interim results are not necessarily indicative of results for a full year.

The unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to those rules and regulations, but we believe that the disclosures are adequate to make the information presented not misleading.  The condensed consolidated financial statements and notes included herein should be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2001.

(2) Acquisition of PriceInteractive, Inc.

On February 27, 2001, we completed our acquisition of all of the outstanding capital stock and options to purchase common stock of PriceInteractive, Inc., a leading provider of speech application services The acquisition was accounted for using the purchase method of accounting in accordance with APB Opinion No. 16, Business Combinations, and, accordingly, the results of operations for PriceInteractive have been included within the consolidated results of iBasis since the acquisition date. The aggregate purchase price, which was comprised of cash of $45.3 million, approximately 9.3 million shares of common stock, approximately 1.0 million shares of restricted common stock and options to purchase approximately 1.0 million shares of common stock, was allocated to the tangible and intangible assets of PriceInteractive based upon the fair value of such assets acquired. Fair value of intangible assets was determined by an independent appraisal. The restricted common stock, issued in the acquisition, vested 50% on December 31, 2001 while the remaining 50% will vest on January 1, 2003, subject to acceleration upon certain events.

We recorded goodwill equal to the excess of the total consideration paid over the fair value of the net assets acquired including identifiable intangibles. The goodwill and other purchased intangible assets are being amortized over three years (see Note 3), the estimated useful life of such assets. In addition, we also recorded $1,834,178 of deferred stock–based compensation relating to the options issued in the acquisition which is being amortized over two to four years, the vesting periods of the options granted.

Subsequent to the acquisition, we changed the name of the acquired entity to iBasis Speech Solutions, Inc.

                A summary of the total consideration and the allocation of the aggregate purchase price is as follows:

Purchase Price:
Cash paid	$45,250,917
Professional fees and other acquisition costs	6,251,774
Fair value of common stock issued	64,345,512
Fair value of common stock options issued	3,366,698
Total purchase price	$119,214,901

Allocation of Purchase Price:
Cash and cash equivalents	$13,384,425
Other current assets	6,940,154
Property and equipment	9,203,412
Developed technology and know-how	15,447,698
Installed customer base	7,559,512
Assembled workforce	1,424,256
Goodwill	62,570,521
Other assets	38,278
Current liabilities	(8,800,717)
Long term debt	(12,984,104)
In-process research and development	24,431,466
Total allocation of purchase price	$119,214,901

The $24.4 million allocated to purchased in–process research and development (“in–process R&D”) represented the appraised fair value of a project that did not have future alternative uses. This allocation represented the estimated fair value based on risk–adjusted cash flows related to the in–process research and development project. The development of the project had not yet reached technological feasibility and the research and development in process had no alternative uses. Accordingly, these costs were expensed as of the acquisition date.

In–process research and development value is comprised of one primary research and development project. This project included the introduction of certain new technologies. At the acquisition date, this project was approximately 70% to 80% complete based on cost data and technological progress. The research and development investment in this project made by our subsidiary since the date of acquisition was $6.0 million. The project was completed during 2001. There is no assurance that the project will  be a technological or commercial success. The outright failure of the in–process research and development would not materially impact our financial condition.

The value assigned to purchased in–process technology was determined by estimating the costs to develop the purchased in–process technology into commercially viable products, estimating the resulting net cash flows from the project and discounting the net cash flows to their present value. The revenue projection used to value the in–process research and development is based on the expected timing of new products, management’s estimate of the product life cycle and expected revenue contribution. The rates utilized to discount the net cash flows to their present value are based on our weighted average cost of capital. This discount rate is commensurate with iBasis’ corporate maturity and the uncertainties in the economic estimates described above.

Our forecasts in valuing in–process research and development were based on our assumptions which we believe to be reasonable but which are inherently uncertain and unpredictable. Our assumptions may be incomplete or inaccurate, and unanticipated events and circumstances are likely to occur. For these reasons, actual results may vary significantly from the projected results.

The following unaudited pro forma information presents the results of our operations for the three months ended March 31, 2001, as if the acquisition of PriceInteractive had occurred on January 1, 2001, but does not include the one-time charge for the write-off of in-process research and development costs:

Net revenue	$30,604,031

Net loss	$(34,807,955)

Basic and diluted net loss per share	$(0.80)

Basic and diluted weighted average common shares outstanding	43,680,128

The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the actual results of operations had the acquisition taken place as of January 1, 2001. Furthermore, the pro forma results do not give effect to all cost savings or incremental costs which may occur as a result of the integration and consolidation of the businesses.

(3) Intangible Assets and Goodwill

In July 2001, the financial Accounting Standards Board (FASB) issued SFAS No. 141, “Business Combinations.”  SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method.  This statement is effective for all business combinations initiated after June 30, 2001.

In July 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets.”  This statement supercedes Accounting Principles Board Opinion No. 17, “Intangible Assets,” and applies to goodwill and intangible assets acquired after June 30, 2001, as well as goodwill and intangible previously acquired.  Under this statement, goodwill as well as certain other intangible assets, determined to have an infinite life, will no longer be amortized.  Instead, these assets will be reviewed for impairment on a periodic basis.  Pursuant to the statement, the goodwill associated with the PriceInteractive acquisition is no longer subject to amortization over its estimated useful life.  Such goodwill will be subject to an annual assessment for impairment by applying a fair-value based test.  We are currently assessing these assets for impairment and has not yet determined whether or to the extent to which the annual assessment process will affect the financial statements.

Acquired other intangible assets subject to future amortization at March 31, 2002 consisted of the following:

	Gross carrying amount	Accumulated amortization
Developed technology and know-how	$15,447,698	$5,578,335
Installed customer base	7,559,511	2,729,824
	$23,007,209	$8,308,159

Aggregate amortization expense for the amortized other intangible assets for the three months ended March 31, 2002 was $1,917,267.

If SFAS No.142 had been adopted on January 1, 2001, the net loss and basic and diluted net loss per share for the three months ended March 31, 2001 would have been:

	Net loss	Basic and diluted net loss per share
As reported	$(53,146,689)	$(1.40)
Effect of SFAS 142	1,685,978	0.04
Pro forma	$(51,460,711)	$(1.36)

(4) Long-Term Debt

                Long-term debt consists of the following:

	March 31,	December 31,
	2002	2001
5 ¾% Convertible subordinated notes, due in 2005	$112,760,000	$129,118,000
Capital lease obligations	63,044,905	65,483,752
Term loan	3,466,667	3,866,667

	179,271,572	198,468,419
Less-current portion	29,264,214	26,498,285

	$150,007,358	$171,970,134

During 2001, we entered into a new credit facility that includes a $5.0 million revolving line of credit which matures in October 2002 and bears interest at the bank’s prime rate (4.75% as of March 31, 2002). The new credit facility also includes a $4.0 million term loan which matures in April 2003 which bears interest at the bank’s prime rate plus 0.5%, and requires equal monthly repayments of principal of $133,000 plus interest until maturity. As collateral, we deposited cash with the bank of approximately $8.5 million as of March 31, 2002 and we classified the amount as restricted cash in the accompanying balance sheet.

(5) Loss on Sale of Messaging Business

In March 2002, we completed our previously announced sale of our messaging line of business to Call Sciences, an enhance communications service provider.  Included within the sale was equipment and other assets with a net book value of $2.4 million, our customers, revenue streams and customer prospects.  In exchange for these assets, we received $168,000 in cash plus a royalty stream from Call Sciences over the next twelve months.  As such, we recorded a loss on this sale of $2.2 million which will be adjusted in future quarters to account for the royalty stream.

(6) Extraordinary Gain on Repurchase of Convertible Subordinated Notes

During the quarter ended March 31, 2002, we recognized an extraordinary after-tax gain of approximately $10.4 million (or $0.23 per weighted average common share) in connection with the early extinguishment of approximately $16.4 million of our Convertible Subordinated Notes. The gain was calculated as follows:

Face value of repurchased Notes	$16,358,000
Less: Cost of repurchase of Notes	(5,424,332)
Write-off of deferred debt financing costs	(539,237)
Gain	$10,394,431

                The cost to repurchase the notes does not include certain repurchases that were committed to in December, 2001 but paid for in January, 2002.  Such repurchases were properly accrued for during the year ended December 31, 2001.

(7) Net Loss Per Share

Basic and diluted net loss per common share were determined by dividing net loss by the weighted average common shares outstanding during the period. Basic net loss per share and diluted net loss per share are the same, as the outstanding common stock options and convertible debentures are anti-dilutive since we recorded a net loss for all periods presented. Options to purchase a weighted average total of 1,195,933 and 2,546,356 common shares have been excluded from the computation of diluted weighted average common shares outstanding for the three months ended March 31, 2002 and 2001, respectively. Additionally, 1,389,801 and 1,741,351 common shares related to the conversion of the Convertible Subordinated Notes have been excluded from the computation of diluted weighted average common shares outstanding for the three months ended March 31, 2002 and 2001, respectively.

The following table reconciles the weighted average common shares outstanding to the shares used in the computation of basic and diluted weighted average common shares outstanding:

	Three Months Ended March 31,
	2002	2001
Weighted average common shares outstanding	45,540,078	38,246,467
Less: Weighted average unvested restricted common shares outstanding	(418,319)	(368,867)
Weighted average unvested common shares outstanding	—	(11,250)
Basic and diluted weighted average common shares outstanding	45,121,759	37,866,350

(8) Segment and Geographic Information

SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, established standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to stockholders. It also established standards for related disclosures about products and services, and geographic areas. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision–making group, in deciding how to allocate resources and in assessing performance. Our chief operating decision–making group is composed of the chief executive officer, members of senior management and the Board of Directors.  Our reportable operating segments are Internet Telephony and Speech Solutions Services.

Segment information for the three months ended March 31, 2002 and 2001 is as follows:

2002	Internet Telephony	Speech Solutions Services	Corporate	Total

Net revenue	$41,726,210	$6,000,679	$—	$47,726,889
Operating expenses, excluding depreciation and amortization expense	54,402,961	4,184,774	334,265	58,922,000
Depreciation and amortization expense	9,907,974	3,465,229	—	13,373,203

Loss from operations	(22,584,725)	(1,649,324)	(334,265)	(24,568,314)
Interest income	—	—	376,415	376,415
Interest expense	—	—	(4,072,101)	(4,072,101)
Other expenses	—	—	(93,110)	(93,110)
Extraordinary item	—	—	10,394,431	10,394,431

Net loss	$(22,584,725)	$(1,649,324)	$6,271,370	$(17,962,679)

2001	Internet Telephony	Speech Solutions Services	Corporate	Total

Net revenue	$24,547,030	$2,506,204	$—	$27,053,234
Operating expenses, excluding depreciation and amortization expense	48,157,707	22,462,655	196,960	70,817,322
Depreciation and amortization expense	6,686,487	2,617,618	—	9,304,105

Loss from operations	(30,297,164)	(22,574,069)	(196,960)	(53,068,193)
Interest income	—	—	4,013,001	4,013,001
Interest expense	—	—	(3,893,323)	(3,893,323)
Other expenses	—	—	(198,174)	(198,174)

Net loss	$(30,297,164)	$(22,574,069)	$(275,456)	$(53,146,689)

Non-cash stock-based compensation (included in operating expenses), interest income, interest expense, other expenses and extraordinary items are considered corporate level activities and are therefore not allocated to segments.

(9) Revenue Recognition

In early 1998, we commenced the resale of international minutes of calling time for calls resold through our gateways. Revenue from the resale of minutes is recognized in the period the service is provided, net of revenue reserves for potential billing credits.

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

In December 1999, the Securities and Exchange Commission (SEC) released Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements. SAB No. 101 summarizes some views of the SEC on applying accounting principles generally accepted in the United States to revenue recognition in financial statements. The SEC believes that revenue is realized or realizable and earned when all of the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the seller’s price to the buyer is fixed or determinable and collectibility is reasonably assured. We believe that our current revenue recognition policy complies with the SEC guidelines.

(10) Recent Accounting Announcements

In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of leases. This statement applies to all entities and is effective for financial statements issued for fiscal years beginning after June 15, 2002.  We are currently evaluating the impact of this statement on our results of operations or financial position until such time as its provisions are applied.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement supercedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. Under this statement it is required that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and it broadens the presentation of discontinued operations to include more disposal transactions. The provisions of this statement are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early adoption permitted. We have evaluated the ultimate impact of this statement, and the adoption of FAS 144 did not materially effect our results of operations or financial position.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations-

The following discussion and analysis of the our financial condition and results of operations for the three months ended March 31, 2002 and 2001 should be read in conjunction with the unaudited condensed consolidated financial statements and footnotes for the three months ended March 31, 2002 included herein, and the year ended December 31, 2001, included in our Annual Report on Form 10-K.

This section and other parts of this Form 10-Q contain forward-looking statements that involve risks and uncertainties.  Our actual results may differ significantly from the results discussed in the forward-looking statements.  Factors that might cause such differences include, but are not limited to, those discussed in the subsection entitled “Factors That May Affect Future Results and Financial Condition” below.  The following discussion should be read in conjunction with the our Annual Report on Form 10-K and the unaudited condensed consolidated financial statements and notes thereto included elsewhere in this Form 10-Q.  All information is based on our company’s fiscal year.

Factors That May Affect Future Results and Financial Condition

We operate in a rapidly changing environment that involves a number of uncertainties, some of which are beyond our control.  In addition to the uncertainties described elsewhere in this report, there are many factors that will affect our future results and business, which may cause the actual results to differ from those currently expected.  Our future operating results and financial condition are dependent upon our ability to develop and market technologically innovative products and services successfully in order to meet dynamic customer demand patterns.  Inherent in this process are a number of factors that we must successfully manage in order to achieve favorable future operating results and a favorable financial condition.  Potential risks and uncertainties that could affect our future operating results and financial condition include, among other things:

•      continued competitive pressures in the marketplace and the effect of our reaction to these competitive pressures, including our pricing actions;

•      risks associated with international operations, including economic and labor conditions, regional economic problems, political instability, and tax laws;

•      increasing dependence on obtaining key services from third-parties on terms acceptable to us;

•      the continued availability of certain equipment, third party software and services essential to our business and which we currently obtain from sole or limited sources;

•      our ability to collect amounts due to us from customers that have filed for bankruptcy protection or that failed to pay in a timely manner;

•      our ability to supply products and services free of latent defects or other faults;

•      our ability to make timely delivery to the marketplace of technological innovations, including any planned enhancements;

•                    risks related to domestic and international governmental regulation and legal uncertainties relating Internet telephony or the other services we provide;

•      our ability to attract, motivate and retain key employees;

•      our ability to integrate operations from the acquisition of PriceInteractive successfully;

•      our ability to deploy and maintain adequate internal management resources and technical systems to integrate sales, marketing and billing;

•     our ability to protect our intellectual property in the United States and abroad;

•      foreign exchange restrictions affecting our foreign customers and managing the impact of currency fluctuations and the European Union’s transition to the Euro;

•      continuing fluctuations in the fair value of our non-current debt and equity investments; and

•      our ability to retain the operational and cost benefits derived from its recently completed restructuring programs.

For a discussion of these and other factors affecting our future results and financial condition, see “Item 7 — Management’s Discussion and Analysis — Risk Factors” in  our Annual Report on Form 10-K for the 2001 fiscal year.  We considered the disclosure requirements of FR-60 regarding critical accounting policies and FR-61 regarding liquidity and capital resources, certain trading activities and related party/certain other disclosures and concluded that nothing materially changed during the quarter that would warrant further disclosure under these releases.

This quarterly report on Form 10-Q contains forward-looking statements based on current expectations, estimates and projections about  our industry and our management’s beliefs and assumptions.  In some cases you can identify these statements by forward-looking words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “should,” “will,” and “would” or similar words.  You should read statements that contain these and similar words carefully because they discuss future expectations, contain projections of future results of operations or of financial position or state other “forward-looking” information.  You should be aware that the occurrence of the events described in this quarterly report could have an adverse effect on our business, results of operations and financial position.

Overview

We are a provider of international voice and fax call completion services, and other value–added services using the Internet. We were incorporated in August 1996 and commenced commercial operations in May 1997. We first recorded revenue from the sale of voice and fax services over our network in January 1998. In July 1999, we changed our name from “VIP Calling, Inc.” to “iBasis, Inc.” In November 1999, we completed our initial public offering and issued 7,820,000 shares of common stock, which resulted in total net proceeds to us of approximately $114.7 million. In March 2000, we completed our secondary offering and issued 2,026,637 shares of common stock. The offering resulted in net proceeds of $140.3 million. We also issued $150.0 million of Convertible Subordinated Notes due in 2005, for net proceeds of approximately $144.8 million.

Results from Operations — Three Months Ended March 31, 2002 Compared to March 31, 2001

Data communications and telecommunications revenue.  Our primary source of revenue is the fees that we receive from customers for completing voice and fax calls over our network. This revenue is dependent on the volume of voice and fax traffic carried over the network, which is measured in minutes. We charge our customers fees, per minute of traffic, that are dependent on the length and destination of the call and recognize this revenue in the period in which the call is completed. During the second quarter of 2001, we began generating revenue from our messaging business. This revenue was recognized on a per-user and per-minute basis.

Our data communications and telecommunications revenue, which consists of voice and fax call completion services, speech solution services and messaging services increased by $19.8 million to $45.8 million for the first quarter of 2002  from $26.0 million for the first quarter of 2001.

The increase in revenue from voice and fax call completion services to $42.9 million for the first quarter of 2002  from $25.1 million for the first quarter of 2001  was the result of the increase in traffic carried over our network to 580 million minutes for the first quarter of 2002 from 291 million minutes for the first quarter of 2001. The increase in traffic was achieved as a result of the expansion of our network and the acquisition of PriceInteractive in February 2001. Data communications and telecommunications revenue also increased due to the generation of revenue from our messaging business for the first quarter of 2002.  In March 2002, we completed the sale of our messaging line of business (see Note 5).

Professional services revenue.  Professional services revenue, from iBasis Speech Solutions, represents fees we receive from customers for providing professional services to design, develop, test, deploy and operate speech applications. Professional services revenue is billed on an hourly basis and is dependent upon the number of employees engaged in the process of designing, developing, and testing speech and other interactive voice response (IVR) applications.  For the first quarter of 2002, professional services revenue increased to $2.0 million compared to $1.0 million for the first quarter of 2001.  See Note 2 for further information on the acquisition of PriceInteractive on Febuary 27, 2001.

Data communications and telecommunications expenses.  Data communications and telecommunications expenses are composed primarily of termination and circuit costs. Termination costs are paid to local service providers to terminate voice and fax calls received from our network. This traffic is measured in minutes, and the per-minute rates charged for terminating calls are negotiated with the local service provider. Should competition cause a decrease in our prices and, as a result our profit margins, our contracts provide us with the right to renegotiate the per-minute termination fees.  Circuit costs include charges for Internet access at our Internet Central Offices, fees for the connections between our Internet Central Offices and our customers and/or suppliers, facilities charges for overseas Internet access and phone lines to the primary telecommunications carriers in particular countries, and charges for the limited number of dedicated international private line circuits we use.

Data communications and telecommunications expenses increased by $13.9 million to $37.7 million for the first quarter of 2002 from $23.8 million for the first quarter of 2001. The increase in data communications and telecommunications expense was driven by the increase in traffic described above, as termination costs increased to $31.8 million for the first quarter of 2002 from $19.2 million  for the first quarter of 2001. Other data communications and telecommunications expenses, including Internet access, public circuit–switched network access, and international private line charges, increased to $5.9 million for the first quarter of 2002 from $4.6 million for the first quarter of 2001. As a percentage of data communications and telecommunications revenue, data communications and telecommunications expenses decreased to 82% for the first quarter of 2002  from  91%  for the first quarter of 2001. We expect data communications and telecommunications expenses to continue to decrease as a percentage of data communications and telecommunications revenue as we increase utilization and efficiency of our network and achieve economies of scale.

 Cost of professional services.  Professional services expenses, from iBasis Speech Solutions, represent direct labor costs incurred in the process of designing, developing, testing, deploying and operating speech and other IVR applications.  For the first quarter of 2002, we incurred $1.1 million of costs related to professional services as compared to $393,000 incurred for the first quarter of 2001.

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

Research and development expenses increased by $1.6 million to $7.1 million for the first quarter of 2002  from $5.5 million  for the first quarter of 2001. This increase in research and development expenses is due principally to the expansion of The iBasis Network™ and our acquisition of PriceInteractive. As a percentage of total revenue, research and development expenses decreased to 15%  for the first quarter of 2002 from 20% for the first quarter of 2001. We expect that research and development expenses will continue to decrease as a percentage of revenues.

 Selling and marketing expenses.  Selling and marketing expenses include expenses relating to the salaries, payroll taxes, benefits and commissions that we pay for sales personnel and the expenses associated with the development and implementation of our promotion and marketing campaigns, including expenses relating to our outside public relations firm. Selling and marketing expenses decreased by $1.8 million to $4.3 million for the first quarter of 2002 from $6.1 million for the first quarter of 2001. This decrease is primarily attributable  to decreasing expenditures for selling, promotional and marketing activities, as well as a reduction in personnel. As a percentage of total revenue, selling and marketing expenses decreased to 9% for the first quarter of 2002 from 23% for the first quarter of 2001. We anticipate that selling and marketing expenses will continue to decrease as a percentage of revenue.

 General and administrative expenses.  General and administrative expenses include salary, payroll tax and benefit expenses and related costs for general corporate functions, including executive management, finance and administration, legal and regulatory, facilities, information technology and human resources. General and administrative expenses decreased by $4.2 million to $6.2 million for the first quarter of 2002  from $10.4 million for the first quarter of 2001. General and administrative expenses decreased primarily due to a reduction in personnel.  As a percentage of total revenue, general and administrative expenses decreased to 13%  for the first quarter of 2002 from 39% for the first quarter of 2001. We expect general and administrative expenses to decrease as a percentage of revenues as we leverage our current employee base through automation and other efficiency improvement projects.

 Depreciation and amortization expenses.  Depreciation and amortization expenses increased by $4.1 million to $13.4 million for the first quarter of 2002 from $9.3 million for the first quarter of 2001. This increase resulted from additional purchases of capital equipment and software that were needed to support our expanded network, and the amortization of purchased intangible assets, having a definitive life, related to developed technology and an installed customer base acquired in connection with the acquisition of PriceInteractive.  As a percentage of total revenue, depreciation and amortization expenses decreased to 24% for the first quarter of 2002 from 26% for the first quarter of 2001. We expect depreciation and amortization expenses to decrease as a percentage of revenues, in future quarters, as revenue and the utilization of The iBasis Network increases.

 Non-cash stock–based compensation.  Non-cash stock–based compensation represents compensation expense incurred in connection with the grant of some stock options to our employees with exercise prices less than the fair value of our common stock at the respective dates of grant. Such grants were made prior to our initial public offering and in connection with our acquisition of PriceInteractive. Our non-cash compensation charges will be expensed, generally over the next two to four years, during the vesting periods of the options granted.  For the first quarters of 2002 and 2001, we recorded $334,000 and $197,000, respectively in non-cash stock–based compensation expense.

Write-off of in-process research and development costs.  In connection with our acquisition of PriceInteractive, we recorded a $24.4 million charge for in-process research and development during the first quarter of 2001.  The $24.4 million allocated to purchased in–process research and development (“in–process R&D”) represented the appraised fair value of a project that did not have future alternative uses. This allocation represented the estimated fair value based on risk–adjusted cash flows related to the in–process research and development project. The development of the project had not yet reached technological feasibility and the research and development in process had no alternative uses. Accordingly, these costs were expensed as of the acquisition date.

Loss on disposal of messaging business. In March 2002, we completed our previously announced sale of our messaging line of business to Call Sciences, an enhance communications service provider.  The sale included all of our messaging business, including, among other items, our Santa Clara, California data center, our customers, revenue streams, and customer prospects.  In connection with the sale, we recognized a loss of $2.2 million in the quarter ended March 31, 2002.

Interest income.  Interest income is primarily composed of income earned on our cash, cash equivalents and marketable securities. Interest income decreased by $3.6 million to $376,000 for the first quarter of 2002 from $4.0 million for the first quarter of 2001. This decrease was primarily attributable to a decrease in our cash, cash equivalents and marketable securities as well as a decline in interest rates.

 Interest expense.  Interest expense is primarily composed of interest paid on the Convertible Subordinated Notes and various capital lease agreements established to finance a substantial majority of the hardware and software components of our network. Interest expense increased to $4.1 million for the first quarter of 2002 from $3.9 million for the first quarter of 2001. This increase was attributable to interest paid on capital equipment financing, offset by the early extinguishment of $16.4 million of Convertible Subordinated Notes.

 Extraordinary gain on repurchase of Convertible Subordinated Notes.  During the first quarter of 2002, we recognized an extraordinary after-tax gain of $10.4 million in connection with the early extinguishment of $16.4 million of our Convertible Subordinated Notes.

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

During 2001, we entered into a new credit facility that includes a $5.0 million revolving line of credit which matures in October 2002 and bears interest at the bank’s prime rate (4.75% as of March 31, 2002). The new credit facility also includes a $4.0 million term loan which matures in April 2003, which bears interest at the bank’s prime rate plus 0.5%, and requires equal monthly repayments of principal of $133,000 plus interest until maturity. As collateral, we deposited cash with the bank of approximately $8.5 million as of March 31, 2002 and we have classified the amount as restricted cash in the accompanying balance sheet.

Net cash used in operating activities was $21.4 million for the first quarter of 2002 and $30.0 million for the first quarter of 2001. Cash used in operating activities for the first quarter of 2002 was principally related to our net loss offset by certain non-cash charges consisting of depreciation and amortization expense, amortization of intangibles, and the loss on the sale of our messaging business.  Cash used in operating activities for the first quarter of 2001, resulted from our net loss which was partially offset by in-process research and development and others costs incurred in connection with our acquisition of PriceInteractive.

Net cash provided by in investing activities was $22.8 million for the first quarter of 2002, which was primarily related to a decrease in current marketable securities and purchases of property and equipment.  Net cash provided by investing activities was $9.6 million for the first quarter of 2001, which was primarily related to a decrease in current marketable securities, partially offset by the cash paid for the acquisition of PriceInteractive and the purchases of equipment.

Net cash used in financing activities was $8.5 million for the first quarter of 2002, primarily due to payments on capital lease obligations as well as repurchases of our Convertible Subordinated Notes. Net cash used in financing activities was $4.2 million for the first quarter of 2001, which was primarily attributable payments on capital lease obligations.

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

We anticipate that the March 31, 2002 balance of $85.2 million in cash, cash equivalents and marketable securities will be sufficient to fund operations for the next twelve months. However, in the event that circumstances currently unknown or unforeseen by us arise, we cannot assure you that we will not require additional financings within this time frame or that any additional financings, if needed, will be available to us on terms acceptable to us, if at all.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

To date, we have not engaged in trading market risk sensitive instruments or purchasing hedging instruments that would be likely to expose us to market risk, whether interest rate, foreign currency exchange, commodity price or equity price risk. We have not purchased options or entered into swaps of forward or futures contracts. Our primary market risk exposure is that of interest rate risk on borrowings under our credit lines, which are subject to interest rates based on the banks’ prime rate, and a change in the applicable interest rate would affect the rate at which we could borrow funds or finance equipment purchases. While to date our global operations have generated revenues in United States dollars, we are currently evaluating the impact of foreign currency exchange risk on our results of operations as we continue to expand globally.

Part II - Other Information

Item 1.  Legal Proceedings

We are currently a party to the following potentially material legal proceedings:

Beginning August 1, 2001, we were served with several class action complaints that were filed in the United States District Court for the Southern District of New York against us and several of our officers, directors, and former officers and directors, as well as against the investment banking firms that underwrote our November 11, 1999 initial public offering of common stock and our March 9, 2000 secondary offering of common stock. The complaints were filed on behalf of persons who purchased our common stock during different time periods, all beginning on or after November 10, 1999 and ending on or before December 6, 2000. The complaints are similar to each other and to hundreds of other complaints filed recently against and other issuers and their underwriters, and allege violations of the Securities Act of 1933 and the Securities Exchange Act of 1934 primarily based on the assertion that there was undisclosed compensation received by our underwriters in connection with our public offerings. The plaintiffs are seeking an as–yet undetermined amount of monetary damages in relation to these claims.

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

iBasis, Inc.

May 13, 2002	By:	/s/ Richard Tennant
(date)		Richard Tennant
Vice President and Chief Financial Officer
(Authorized Officer and
Principal Accounting Officer)