Form 10-Q
period 2002-06-30
IBASIS INC
filed 2002-08-14
CIK 1091756

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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

                Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

As of August 10, 2002, there were 45,663,522 shares of the Registrant’s Common Stock, par value $0.001 per share, outstanding.

iBASIS, INC.

iBasis, Inc.

 Consolidated Balance Sheets

	June 30,	December 31,
	2002	2001
Assets
Current assets:
Cash and cash equivalents	$50,254,601	$75,798,935
Marketable securities	—	25,613,530
Restricted cash	8,066,667	8,866,667
Accounts receivable, net of allowance for doubtful accounts of approximately $7.3 million and $5.8 million, respectively	27,232,337	24,449,173
Prepaid expenses and other current assets	6,638,362	7,292,483
Assets of discontinued operations	22,494,998	84,253,779
Total current assets	114,686,965	226,274,567
Property and equipment, at cost
Equipment under capital lease	70,789,871	70,783,992
Network equipment	40,982,816	39,087,362
Computer software	6,558,150	8,804,445
Construction in process	4,828,902	5,280,191
Leasehold improvements	3,289,727	4,831,794
Furniture & fixtures	1,033,569	1,060,771
	127,483,035	129,848,555
Less: Accumulated depreciation and amortization	(62,738,046)	(45,569,484)
Property and equipment, net	64,744,989	84,279,071
Deferred debt financing costs, net	1,762,295	2,859,814
Long term investment in non-marketable security	5,000,000	5,000,000
Long term investments in marketable securities	—	8,411,362
Other assets	2,041,362	2,000,266

	$188,235,611	$328,825,080

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$12,822,235	$10,659,138
Accrued expenses	28,176,852	28,847,080
Liabilities of discontinued operations	3,994,998	4,949,313
Long term debt, current portion	33,819,923	26,309,611
Total current liabilities	78,814,008	70,765,142

Long term debt, net of current portion	120,844,361	171,343,316
Stockholders’ equity (deficit):
Common stock, $0.001 par value, authorized—85,000,000 shares; issued and outstanding—45,625,547 and 45,271,318 shares, respectively	45,626	45,271
Preferred stock, $0.001 par value, authorized 15,000,000 shares; issued and outstanding none	—	—
Additional paid-in capital	369,186,694	369,692,193
Deferred compensation	(710,334)	(2,225,074)
Accumulated deficit	(379,944,744)	(280,795,768)

Total stockholders’ equity (deficit)	(11,422,758)	86,716,622

	$188,235,611	$328,825,080

The accompanying notes are an integral part of these consolidated financial statements.

iBasis, Inc.

Consolidated Statements of Operations

	Three Months Ended June 30,
	2002	2001

Net revenue	$41,922,786	$27,900,017

Cost and operating expenses:
Data communications and telecommunications	37,698,117	25,767,191
Research and development	4,039,963	4,775,939
Selling and marketing	3,275,471	5,306,313
General and administrative	11,804,658	4,437,463
Depreciation and amortization	9,319,064	6,798,615
Non-cash stock-based compensation	334,266	516,309
Loss on sale of messaging business	317,625	—
Restructuring costs	4,361,697	37,520,000

Total cost and operating expenses	71,150,861	85,121,830
Operating loss	(29,228,075)	(57,221,813)

Interest income	330,259	2,286,821
Interest expense	(3,626,724)	(3,886,472)
Other expenses, net	(90,450)	(208,926)
Loss from continuing operations before extraordinary gain on repurchase of Convertible Subordinated Notes	(32,614,990)	(59,030,390)
Loss from discontinued operations	(61,531,424)	(7,764,821)
Loss before extraordinary gain on repurchase of Convertible Subordinated Notes	(94,146,414)	(66,795,211)
Extraordinary gain on repurchase of Convertible Subordinated Notes	12,960,120	—

Net loss applicable to common stockholders	$(81,186,294)	$(66,795,211)

Basic and diluted net loss per share:
Loss from continuing operations before extraordinary gain on repurchase of Convertible Subordinated Notes	$(0.72)	$(1.34)
Loss from discontinued operations	(1.36)	(0.18)
Loss before extraordinary gain on repurchase of Convertible Subordinated Notes	(2.08)	(1.52)
Extraordinary gain on repurchase of Convertible Subordinated Notes	0.28	—

Net loss applicable to common stockholders	$(1.80)	$(1.52)

Basic and diluted weighted average common shares outstanding	45,225,198	43,973,685

The accompanying notes are an integral part of these consolidated financial statements.

iBasis, Inc.

Consolidated Statements of Operations

	Six Months Ended June 30,
	2002	2001

Net revenue	$83,648,996	$52,447,047

Cost and operating expenses:
Data communications and telecommunications	73,286,078	48,948,487
Research and development	9,515,657	9,821,677
Selling and marketing	6,864,148	10,966,594
General and administrative	17,338,792	14,476,021
Depreciation and amortization	19,227,038	13,485,012
Non-cash stock-based compensation	668,531	713,269
Loss on sale of messaging business	2,498,165	—
Restructuring costs	4,361,697	37,520,000

Total cost and operating expenses	133,760,106	135,931,060
Operating loss	(50,111,110)	(83,484,013)

Interest income	690,830	6,240,725
Interest expense	(7,529,748)	(7,753,804)
Other expenses, net	(183,560)	(407,100)
Loss from continuing operations before extraordinary gain on repurchase of Convertible Subordinated Notes	(57,133,588)	(85,404,192)
Loss from discontinued operations	(65,369,936)	(34,537,618)
Loss before extraordinary gain on repurchase of Convertible Subordinated Notes	(122,503,524)	(119,941,810)
Extraordinary gain on repurchase of Convertible Subordinated Notes	23,354,551	—

Net loss applicable to common stockholders	$(99,148,973)	$(119,941,810)

Basic and diluted net loss per share:
Loss from continuing operations before extraordinary gain on repurchase of Convertible Subordinated Notes	$(1.26)	$(2.09)
Loss from discontinued operations	(1.45)	(0.84)
Loss before extraordinary gain on repurchase of Convertible Subordinated Notes	(2.71)	(2.93)
Extraordinary gain on repurchase of Convertible Subordinated Notes	0.52	—

Net loss applicable to common stockholders	$(2.19)	$(2.93)

Basic and diluted weighted average common shares outstanding	45,203,182	40,908,899

The accompanying notes are an integral part of these consolidated financial statements.

iBasis, Inc.

Consolidated Statements of Cash Flows

	Six Months Ended June 30,
	2002	2001
Cash flows from operating activities:
Loss from continuing operations	$(57,133,588)	$(85,404,283)
Adjustments to reconcile loss from continuing operations to net cash used in operating activities, net of acquired assets and liabilities —
Restructuring costs	3,845,697	31,462,114
Depreciation and amortization	19,227,036	13,479,612
Loss on sale of messaging business	2,498,164	—
Amortization of deferred debt financing costs	359,308	517,425
Amortization of deferred compensation	668,531	713,274
Bad debt expense	8,900,000	6,327,000
Changes in current assets and liabilities, net of effect from acquisition—
Accounts receivable, net	(11,683,161)	(9,718,876)
Prepaid expenses and other current assets	331,186	(1,588,951)
Accounts payable	2,390,916	(3,874,816)
Accrued expenses	433,774	7,162,412
Deferred revenue	(102,743)	(466,015)

Net cash used in continuing operating activities	(30,264,880)	(41,391,104)
Net cash used in operating activities of discontinued operations	(4,565,470)	(7,881,488)

Net cash used in operating activities	(34,830,350)	(49,272,592)

Cash flows from investing activities:
Purchase of PriceInteractive, Inc., net of cash acquired	—	(35,197,751)
Purchases of property and equipment	(3,784,633)	(23,720,489)
Decrease in other assets	(130,815)	1,694,746
Sale and maturity of marketable securities, net	34,024,892	76,646,422
Proceeds from the sale of messaging business	168,000	—
Net cash provided by investing activities	30,277,444	19,422,928

Cash flows from financing activities:
Decrease in restricted cash	800,000	—
Payments of principal of long term debt	(800,000)	—
Payments of principal on capital lease obligations	(7,499,410)	(11,068,191)
Repurchase of Convertible Subordinated Notes	(13,833,082)	—
Proceeds from issuance of shares related to employee stock purchase plan	240,918	211,651
Proceeds from exercise of common stock options	100,146	629,862
Net cash used in financing activities	(20,991,428)	(10,226,678)

Net decrease in cash and cash equivalents	(25,544,334)	(40,076,342)
Cash and cash equivalents, beginning of period	75,798,935	208,180,625

Cash and cash equivalents, end of period	$50,254,601	$168,104,283

Supplemental disclosure of cash flow information:

During the six months ended June 30, 2002 and 2001, iBasis entered into capital leases for network equipment of approximately $0.3 and $7.1 million respectively.

During the six months ended June 30, 2002 and 2001, iBasis paid cash of $7.3 million and $8.0 million, respectively, for interest.

The accompanying notes are an integral part of these consolidated financial statements.

iBasis, Inc.

Notes to Consolidated Financial Statements

(1)  Basis of Presentation

iBasis, Inc. (the “Company”) is an international telecommunications carrier that utilizes the Internet to provide economical international telecommunications services to carriers and telephony resellers around the world. The Company’s continuing operations consists of its Voice-Over-Internet-Protocol (“VoIP”) business including incorporated subsidiaries around the world designed to enhance its global operations. The Company currently operates through various service agreements with local service providers in the United States, Europe, Asia, the Middle East, Latin America, Africa and Australia.

During June 2002, the Company adopted a formal plan to sell its Speech Solutions Business (formerly “PriceInteractive, Inc.”).  Accordingly, the Consolidated Statements of Operations have been reclassified to present the results of the Speech Solutions Business separately from continuing operations.  Furthermore, the assets and liabilities of the Speech Solutions Business are classified separately on the Consolidated Balance Sheets.  (see Note 6).  The Company has no longer presented segment information as the continuing business, the VoIP business, is its only segment.  On July 15, 2002 the Company completed the sale of substantially all of the assets of its Speech Solutions Business for $18.5 million in cash ($1.5 million of this amount was placed in escrow), and up to $16 million in earn-out payments that may be earned upon the achievement of certain revenue milestones through 2003.

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

(2) Acquisition of PriceInteractive, Inc.

On February 27, 2001, we completed our acquisition of all of the outstanding capital stock and options to purchase common stock of PriceInteractive, Inc., a provider of speech application services.  The acquisition was accounted for using the purchase method of accounting in accordance with APB Opinion No. 16, Business Combinations, and, accordingly, the results of operations for PriceInteractive were included within the consolidated results of iBasis since the acquisition date. The aggregate purchase price of $119,214,901 was comprised of cash of $45.3 million, approximately 9.3 million shares of common stock, approximately 1.0 million shares of restricted common stock and options to purchase approximately 1.0 million shares of common stock, was allocated to the tangible and intangible assets of PriceInteractive based upon the fair value of such assets acquired. Fair value of intangible assets was determined by an independent appraisal. The restricted common stock, issued in the acquisition, vested 50% on December 7, 2001 while the remaining 50% vested on July 30, 2002.

We recorded goodwill equal to the excess of the total consideration paid over the fair value of the net assets acquired including identifiable intangibles. The goodwill and other purchased intangible assets were being amortized over three years, the estimated useful life of such assets. In addition, we also recorded $1,834,178 of deferred stock–based compensation relating to the options issued in the acquisition which was being amortized over two to four years, the vesting periods of the options granted.

Subsequent to the acquisition, we changed the name of the acquired entity to iBasis Speech Solutions, Inc.

                A summary of the total consideration and the allocation of the aggregate purchase price is as follows:

Purchase Price:
Cash paid	$45,250,917
Professional fees and other acquisition costs	6,251,774
Fair value of common stock issued	64,345,512
Fair value of common stock options obligations assumed	3,366,698
Total purchase price	$119,214,901

Allocation of Purchase Price:
Cash and cash equivalents	$13,384,425
Other current assets	6,940,154
Property and equipment	9,203,412
Developed technology and know-how	15,447,698
Installed customer base	7,559,512
Assembled workforce	1,424,256
Goodwill	62,570,521
Other assets	38,278
Current liabilities	(8,800,717)
Long term debt	(12,984,104)
In-process research and development	24,431,466
Total allocation of purchase price	$119,214,901

On July 15, 2002, the Company completed the sale of substantially all of the assets of the Speech Soluctions business.  See Note 6.

 (3) Long-Term Debt

                Long-term debt consists of the following:

	June 30,	December 31,
	2002	2001
5 ¾% Convertible subordinated notes, due in 2005	$92,030,000	$129,118,000
Capital lease obligations (see Note 11)	59,567,617	64,668,260
Term loan	3,066,667	3,866,667
	154,664,284	197,652,927
Less-current portion	33,819,923	26,309,611

	$120,844,361	$171,343,316

During 2001, we entered into a new credit facility that includes a $5.0 million revolving line of credit which matures in October 2002 and bears interest at the bank’s prime rate (4.75% as of June 30, 2002). The new credit facility also includes a $4.0 million term loan which matures in April 2003 which bears interest at the bank’s prime rate plus 0.5%, and requires equal monthly repayments of principal of $133,000 plus interest until maturity. As collateral, we deposited cash with the bank of approximately $8.1 million as of June 30, 2002 and we classified the amount as restricted cash in the accompanying balance sheet.

As described in Note 7, the Company has periodically repurchased a portion of its outstanding 5 ¾% Convertible Subordinated Notes and recorded an extraordinary gain.

Subsequent to June 30, 2002, the Company entered into an agreement to reduce its capital lease obligations and related future cash commitments with its primary equipment vendor.  See Note 11.

 (4) Loss on Sale of Messaging Business

In March 2002, we completed the sale of our messaging line of business to Call Sciences, an enhanced communications service provider.  Included as part of the sale was equipment and other assets with a net book value of $2.4 million, our customers, revenue streams and customer prospects.  In exchange for these assets, we received $168,000 in cash plus a royalty stream from Call Sciences through March 2003.  As such, we recorded a loss on this sale of $2.2 million during the first quarter of 2002 and an additional loss of $0.3 million in the second quarter of 2002.  This loss will be adjusted in future quarters for the contingent consideration related to the royalty stream.

(5) Restructuring and Other Non-Recurring Costs

In June 2002, the Company announced cost reduction measures and recorded a charge of $4,361,697 in the accompanying consolidated statement of operations for the three months ended June 30, 2002.

The components of the restructuring and other non-recurring costs were as follows:

Write off of fixed assets and facilities costs	$1,550,697
Termination of contractual lease obligations	2,061,000
Employee severance costs	750,000

Total restructuring and other non-recurring costs	$4,361,697

The write off of fixed assets relates to the closure and abandonment of our Miami internet central office. As the company continues to focus on serving the largest international, tier-one carriers who tend to maintain greater geographic footprints, management approved a plan to close our Miami internet central office and route traffic through our other central facilities.  The costs include the write-off of leasehold improvements as well as a provision for termination costs for the facility space and telecommunication circuits.

The employee severance costs relate to a reduction in the workforce as the Company terminated 44 employees on June 28, 2002.  Of these 44 people, 19 were within research and development, 10 were from sales and marketing and 15 were from general and administrative departments.

These cost reduction measures will be completed in the third and fourth quarters of 2002 and did not affect business operations during the quarter ended June 30, 2002.  Management believes that these measures will better position the organization to meet its strategic goals.

A summary of the restructuring accrual is as follows:

Accrual as of March 31, 2002	$1,811,378
Restructuring and other non-recurring costs	4,361,697
Less: Write off of property and equipment	(1,671,216)
Payment of employee severance costs	(84,846)

Accrual as of June 30, 2002	$4,417,013

(6) Discontinued Operations

During June 2002, the Company adopted a formal plan to sell its Speech Solutions Business (formerly ‘PriceInteractive, Inc.). Accordingly, the Company has reported its Speech Solutions Business as a discontinued operation under the provisions of  Statement of Financial Accounting Standards SFAS No. 144 ‘Accounting for the Impairment or Disposal of Long Lived Assets’.  The Consolidated Financial Statements have been reclassified to segregate the net assets and operating results of this discontinued operation for all periods presented.

On July 15, 2002 the Company completed the sale of substantially all of the assets of its Speech Solutions Business for $18.5 million in cash ($1.5 million of this amount was placed in escrow), and up to $16 million in earn-out payments that may be earned upon the achievement of certain revenue milestones of the Speech Solutions Business through 2003.

The loss on the disposal of the discontinued operation of $58,588,265 recorded as of June 30, 2002 included the write-off of goodwill and other purchased intangibles of $57,272,765 and an accrual for the estimated costs to sell the operation of $1,315,500.  The amount of the loss will be adjusted in subsequent quarters to reflect the actual costs associated with the closing of the sale, any adjustments for working capital and any contingent consideration received.

Summary operating results of the discontinued operation for the three months ended June 30, 2002 and 2001 were as follows:

	June 30,
	2002	2001
Revenue	$5,711,737	$6,369,447

Operating loss	(2,723,578)	(7,806,405)

Pre-tax loss from discontinued operations	(61,531,424)	(7,764,821)

The operating losses in the three months ended June 30, 2002 and 2001 include depreciation of $992,876 and $1,028,296, and amortization of intangibles of $1,278,178 and $7,093,890, respectively.

Summary operating results of the discontinued operation for the six months ended June 30, 2002 and 2001 were as follows:

	June 30,
	2002	2001
Revenue	$11,712,416	$8,875,651

Operating loss	(6,408,857)	(34,612,308)

Pre-tax loss from discontinued operations	(65,369,936)	(34,537,618)

The operating losses in the six months ended June 30, 2002 and 2001 include depreciation of $2,422,150 and $1,281,284, and amortization of intangibles of $3,314,133 and $9,458,520, respectively.  Also included for the six months ended June 30, 2001 is a write-off of in-process research and development costs of $24,431,466 in connection with the acquisition of  PriceInteractive.

Assets and liabilities of the discontinued operation related to the Company's Speech Solutions Business are as follows:

	June 30, 2002	December 31, 2001
Accounts receivable, net	$5,279,942	$6,899,134
Property and equipment, net	13,311,596	13,417,644
Goodwill and other purchased intangibles, net	3,004,472	63,093,785
Other current assets	898,988	843,216
Assets of discontinued operation	$22,494,998	$84,253,779
Liabilities of discontinued operation	$3,994,998	$4,949,313

(7) Extraordinary Gain on Repurchase of Convertible Subordinated Notes

During the six months ended June 30, 2002, the Company repurchased a portion of its outstanding 5 3/4% Convertible Subordinated Notes and recorded an extraordinary gain.  The gain for the three and six months ended June 30, 2002 was calculated as follows:

	Three Months Ended June 30, 2002	Six Months Ended June 30, 2002
Carrying value of repurchased Notes	$20,730,000	$37,088,000
Less: Cost of repurchase of Notes	(7,371,584)	(12,795,916)
Write-off of deferred debt financing costs	(398,296)	(937,533)
Gain	$12,960,120	$23,354,551

Subsequent to June 30, 2002, the Company recognized an additional extraordinary after-tax gain of approximately $2.4 million in connection with the early extinguishment of approximately $3.5 million of our Convertible Subordinated Notes.

(8) Net Loss Per Share

Basic and diluted net loss per common share were determined by dividing net loss by the weighted average common shares outstanding during the period. Basic net loss per share and diluted net loss per share are the same, as the outstanding common stock options and convertible debentures are anti-dilutive since we recorded a net loss for all periods presented.

There were no options to purchase common shares excluded from the computation of diluted weighted average common shares for the three or six months ended June 30, 2002.  For the three and six months ended June 30, 2001, 1,280,124 and 2,124,286 potential common shares from the exercise of options, respectively, have been excluded from the calculation of diluted net loss per share, as their effects are anti-dilutive. For the three months ended June 30 2002 and 2001, 1,119,999 and 1,741,351, common shares relating to the conversion of the Convertible Subordinated Notes have been excluded from the computation of diluted weighted average common shares outstanding.  For the six months ended June 30, 2002 and 2001, 1,246,922 and 1,741,351 common shares relating to the conversion of the Convertible Subordinated Notes were excluded from the computation of diluted weighted average common shares outstanding.

The following table reconciles the weighted average common shares outstanding to the shares used in the computation of basic and diluted weighted average common shares outstanding:

	Three Months Ended June 30,
	2002	2001
Weighted average common shares outstanding	45,661,908	44,944,309
Less: Weighted average unvested restricted common shares outstanding	(436,710)	(966,915)
Weighted average unvested common shares outstanding	—	(3,709)
Basic and diluted weighted average common shares outstanding	45,225,198	43,973,685

	Six Months Ended June 30,
	2002	2001
Weighted average common shares outstanding	45,661,908	41,577,030
Less: Weighted average unvested restricted common shares outstanding	(458,726)	(660,672)
Weighted average unvested common shares outstanding	—	(7,459)
Basic and diluted weighted average common shares outstanding	45,203,182	40,908,899

(9) Revenue Recognition

Revenue from the resale of minutes, pursuant to written contracts, is recognized in the period the service is provided, net of revenue reserves for potential billing credits.

(10) Recent Accounting Pronouncements

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

In April 2002, the FASB issued SFAS No. 145 “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.  This statement amends, among others, the classification on the statement of operations for gains and losses from the extinguishment of debt.  Currently such gains and losses are reported as extraordinary items, however the adoption of SFAS No. 145 may require the classification of the gains and losses from the extinguishment of debt within income or loss from continuing operations unless the transactions meet the criteria for extraordinary treatment as infrequent and unusual as described in Accounting Principles Board Opinion No. 30 “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”.  The extraordinary gain resulting from the early extinguishment of the convertible Subordinated Notes (see Note 11) will be reclassified to other expense, net within the Consolidated Statements of Operations upon adoption on January 1, 2003.

In June 2002, the FASB issues SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities.  This statement supersedes Emerging Issues Task Force (EITF) No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity.  Under this statement, a liability for a cost associated with a disposal or exit activity is recognized at fair value when the liability is incurred rather than at the date of an entity’s commitment to an exit plan as required under EITF 94-3.  The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early adoption permitted.  The Company is currently evaluating the impact of SFAS No. 146 on the Company’s consolidated financial position and results of operations.

(11) Retirement of Capital Lease Obligations

On August 5, 2002 the Company completed an agreement reducing its capital lease obligations and related future cash commitments with its primary equipment vendor resulting in a cash savings of $35.5 million, or 55% of its expected cash outflow associated with the vendor debt.  Under the terms of the agreement, the Company paid its vendor $28.5 million in exchange for the elimination of $63.8 million in existing vendor debt and future interest obligations and other fees ($50.8 million in principal, $9.0 million in interest assuming the vendor debt was held to maturity, and $4.0 million in tax obligations).  The difference between the cash paid and the recorded outstanding obligation on that date will be accounted for as a reduction in the carrying value of the underlying capital assets, and as a result will reduce ongoing depreciation expense by approximately 30% per quarter from prior levels.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Continuing Operations

Overview

iBasis, Inc. (the “Company”) is an international telecommunications carrier that utilizes the Internet to provide economical international telecommunications services to carriers and telephony resellers around the world. The Company’s continuing operations consists of its VoIP business including incorporated subsidiaries around the world designed to enhance its global operations. The Company currently operates through various service agreements with local service providers in the United States, Europe, Asia, the Middle East, Latin America, Africa and Australia.

We were incorporated in August 1996 and commenced commercial operations in May 1997. We first recorded revenue from the sale of voice and fax services over our network in January 1998. In July 1999, we changed our name from “VIP Calling, Inc.” to “iBasis, Inc.” In November 1999, we completed our initial public offering and issued 7,820,000 shares of common stock, which resulted in total net proceeds to us of approximately $114.7 million. In March 2000, we completed a secondary offering and issued 2,026,637 shares of common stock. The offering resulted in net proceeds of $140.3 million. We also issued $150.0 million of Convertible Subordinated Notes due in 2005, for net proceeds of approximately $144.8 million.

During June 2002, the Company adopted a formal plan to sell its Speech Solutions Business (formerly ‘PriceInteractive, Inc.). Accordingly, the Company has reported its Speech Solutions Business as a discontinued operation under the provisions of  Statement of Financial Accounting Standards SFAS No. 144 ‘Accounting for the Impairment or Disposal of Long Lived Assets’.  The Consolidated Financial Statements of have been reclassified to segregate the net assets and operating results of this discontinued operation for all periods presented.

On July 15, 2002 the Company completed the sale of substantially all of the assets of its Speech Solutions Business for $18.5 million in cash ($1.5 million of this amount was placed in escrow), and up to $16 million in earn-out payments that may be earned upon the achievement of certain revenue milestones of the Speech Solutions Business through 2003.

The following discussion and analysis of the our financial condition and results of continuing operations for the three months and six months ended June 30, 2002 and 2001 should be read in conjunction with the consolidated financial statements and footnotes for the six months ended June 30, 2002 included herein, and the year ended December 31, 2001, included in our Annual Report on Form 10-K.

This section and other parts of this Form 10-Q contain forward-looking statements that involve risks and uncertainties.  Our actual results may differ significantly from the results discussed in the forward-looking statements.  Factors that might cause such differences include, but are not limited to, those discussed in the subsection entitled “Factors That May Affect Future Results and Financial Condition” below.  The following discussion should be read in conjunction with the our Annual Report on Form 10-K and the condensed consolidated financial statements and notes thereto included elsewhere in this Form 10-Q.  All information is based on our company’s fiscal year.

Critical Accounting Policies

Revenue Recognition.  Revenue from the resale of minutes, pursuant to written contracts, is recognized in the period the service is provided, net of revenue reserves for potential billing credits.

Use of Estimates.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  Actual results will differ from those estimates.

Accounts Receivable.  We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and the customer’s current credit worthiness, as determined by our review of their current credit information. We continuously monitor collections and payments from our customers and maintain a provision for estimated credit losses based upon our historical experience and any specific customer collection issues that we have identified. While such credit losses have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same credit loss rates that we have in the past. While our accounts receivable are not concentrated in a relatively few number of customers, a majority of our accounts receivable are from international carriers.  A significant change in the liquidity or financial position of any one of these customers, or a change in the telecommunications industry, could have a material adverse impact on the collectability of our accounts receivables and our future operating results.

Impairment of Long Lived Assets. Our long lived assets consist primarily of property and equipment.  We have assessed the realizability of these assets and determined that there was no asset impairment as of June 30, 2002 for these assets.  As described in Note 11, subsequent to the close of the quarter we entered into an agreement with our primary equipment vendor to reduce our capital lease obligations.  The difference between the cash paid for this transaction and the carrying value of the capital lease obligation will be recorded as a reduction in the carrying value of the underlying capital leased assets.  Accordingly, we do not anticipate impairment losses in the future.  As described in Note 6 to our Consolidated Financial Statements, during the quarter ended June 2002, we adopted a formal plan to sell our Speech Solutions Business.  In connection with that decision, we recorded an impairment loss of approximately $57,000,000.

Results from Continuing Operations — Three Months Ended June 30, 2002 Compared to Three Months Ended June 30, 2001

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

Our net revenue increased by $14.0 million to $41.9 million for the second quarter of 2002 from $27.9 million for the second quarter of 2001.  The increase in revenue from the second quarter of 2001 (which also included revenue generated from our messaging business) was the result of an increase in traffic carried over our network to 613 million minutes for the second quarter of 2002 from 313 million minutes for the second quarter of 2001.

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

Data communications and telecommunications expenses increased by $11.9 million to $37.7 million for the second quarter of 2002 from $25.8 million for the second quarter of 2001. The increase in data communications and telecommunications expense was primarily driven by the increase in traffic described above, as the largest expense, termination costs increased to $34.6 million for the second quarter of 2002 from $22.3 million  for the second quarter of 2001. Circuit costs decreased to $3.1 million for the second quarter of 2002 from $3.4 million for the second quarter of 2001. The decrease in these circuit costs was due to our efforts to further increase the efficiency of our network operations.  As a percentage of net revenue, data communications and telecommunications expenses decreased to 90% for the second quarter of 2002  from  92%  for the second quarter of 2001. We expect data communications and telecommunications expenses to continue to decrease as a percentage of data communications and telecommunications revenue as we further increase utilization and efficiency of our network and achieve economies of scale.

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

Research and development expenses decreased by $0.8 million to $4.0 million for the second quarter of 2002 from $4.8 million for the second quarter of 2001. This decrease in research and development expenses is due to the decreased expenditures related to the support of The iBasis Network™, as well as a reduction in personnel costs. As a percentage of net revenue, research and development expenses decreased to 10% for the second quarter of 2002 from 17% for the second quarter of 2001. We expect that research and development expenses will continue to decrease as a percentage of revenues.

Selling and marketing expenses.  Selling and marketing expenses include expenses relating to the salaries, payroll taxes, benefits and commissions that we pay for sales personnel and the expenses associated with the development and implementation of our promotion and marketing campaigns.  Selling and marketing expenses decreased by $2.0 million to $3.3 million for the second quarter of 2002 from $5.3 million for the second quarter of 2001. This decrease is primarily attributable to decreasing expenditures for selling, promotional and marketing activities, as well as a reduction in personnel costs. As a percentage of net revenue, selling and marketing expenses decreased to 8% for the second quarter of 2002 from 19% for the second quarter of 2001. We anticipate that selling and marketing expenses will continue to decrease as a percentage of net revenue.

General and administrative expenses.  General and administrative expenses include salary, payroll tax and benefit expenses and related costs for general corporate functions, including executive management, finance and administration, legal and regulatory, facilities, information technology and human resources. General and administrative expenses increased by $7.4 million to $11.8 million for the second quarter of 2002 from $4.4 million for the second quarter of 2001. During 2002, our cost reduction measures for general and administrative expenses, including a reduction in personnel costs, were offset by a $7.7 million charge for bad debts.  The Company recorded a bad debt expense charge of $7.7 million during the second quarter of 2002 compared to $5.2 million for 2001, to cover at risk accounts including WorldCom and two overseas carriers.  As a percentage of net revenue, general and administrative expenses increased to 28% for the second quarter of 2002 from 16% for the second quarter of 2001. We expect general and administrative expenses to decrease as a percentage of revenues as we leverage our current employee base through automation and other efficiency improvement projects.

Depreciation and amortization expenses.  Depreciation and amortization expenses increased by $2.5 million to $9.3 million for the second quarter of 2002 from $6.8 million for the second quarter of 2001. This increase resulted from additional purchases of capital equipment and software that were needed to support our network.  As a percentage of net revenue, depreciation and amortization expenses decreased to 22% for the second quarter of 2002 from 24% for the second quarter of 2001. We expect depreciation and amortization expenses to decrease as a percentage of net revenues, in future quarters due to an expected increase in revenues, the expected increase in the utilization of the iBasis Network, and a decrease in the historical value of the underlying assets as a result of the reduction in capital lease obligations with our primary equipment vendor (see Note 11).

Non-cash stock–based compensation.  Non-cash stock–based compensation represents compensation expense incurred in connection with the grant of stock options to our employees with exercise prices less than the fair value of our common stock at the respective dates of grant. Such grants were made prior to our initial public offering, and are being expensed over the vesting periods of the options granted.  For the second quarters of 2002 and 2001, we recorded $0.3 million and $0.5 million, respectively in non-cash stock–based compensation expense.

Loss on sale of messaging business. In March 2002, we completed the sale of our messaging line of business to Call Sciences, an enhanced communications service provider.  The sale included all of our messaging business, including, among other items, our Santa Clara, California data center, our customers, revenue streams, and customer prospects.  In connection with the sale, we recognized a loss of $2.2 million in the first quarter of 2002 and an additional loss of  $0.3 million in the quarter ended June 30, 2002.

Restructuring and other non-recurring costs.  In June 2002, the Company announced cost reduction measures and recorded a charge of $4.4 million in the accompanying statement of operations in the period ended June 30, 2002.  Components of the charge included the write off of property and equipment, the termination of contractual obligations and employee severance costs.

The write off of property and equipment relates to the closure and abandonment of our Miami internet central office. As the company continues to focus on serving the largest international, tier-one carriers who tend to maintain greater geographic footprints, management approved a plan to close our Miami internet central office and route traffic through our other central facilities.  The costs include the write-off of leasehold improvements as well as a provision for termination costs for the facility space and telecommunication circuits.

The employee severance costs relate to a reduction in the workforce as the Company terminated 44 employees on June 28, 2002.  Of these 44 people, 19 were within research and development, 10 were from sales and marketing and 15 were from general and administrative departments.

These cost reduction measures will be completed in the third and fourth quarters of 2002 and did not affect business operations during the quarter ended June 30, 2002.  Management believes that these measures have better positioned the organization to meet its strategic goals.

Interest income.  Interest income is primarily composed of income earned on our cash, cash equivalents and marketable securities. Interest income decreased by $2.0 million to $0.3 million for the second quarter of 2002 from $2.3 million for the second quarter of 2001. This decrease was primarily attributable to a decrease in our cash, cash equivalents and marketable securities as well as a decline in interest rates.

Interest expense.  Interest expense is primarily composed of interest paid on the Convertible Subordinated Notes and various capital lease agreements established to finance a substantial majority of the hardware and software components of our network. Interest expense decreased to $3.6 million for the second quarter of 2002 from $3.9 million for the second quarter of 2001. This decrease was attributable to reduced interest paid on capital equipment financing, as well as the early extinguishment of $20.7 million of our Convertible Subordinated Notes.

Net loss from discontinued operations.     During June 2002, the Company adopted a formal plan to sell its Speech Solutions Business (formerly ‘PriceInteractive, Inc.). Accordingly, the Company has reported its Speech Solutions Business as a discontinued operation under the provisions of  Statement of Financial Accounting Standards SFAS No. 144 ‘Accounting for the Impairment or Disposal of Long Lived Assets’.  The Consolidated Financial Statements of have been reclassified to segregate the net assets and operating results of this discontinued operation for all periods presented.

On July 15, 2002 the Company completed the sale of substantially all of the assets of its Speech Solutions Business for $18.5 million in cash ($1.5 million placed in escrow), and up to $16 million in earn-out payments that may be awarded upon the achievement of certain milestones through 2003.

Loss on the disposal of the discontinued operation of $58,588,265 as of June 30, 2002 included the write-off of goodwill and other purchased intangibles of $57,272,765 and an accrual for the estimated costs to sell the operation of $1,315,500.

Extraordinary gain on repurchase of Convertible Subordinated Notes.  During the second quarter of 2002, we recognized an extraordinary after-tax gain of $13.0 million in connection with the early extinguishment of $20.7 million of our Convertible Subordinated Notes.

Results from Continuing Operations — Six Months Ended June 30, 2002 Compared to Six Months Ended June 30, 2001

Net revenue.  Our net revenue increased by $31.2 million to $83.6 million for the six months ended June 30, 2002 from $52.4 million for the six months ended June 30, 2001.

The increase in net revenue from the six months ended June 30, 2001, was the result of the increase in traffic carried over our network to 1.2 billion minutes for the six months ended June 30, 2002 from 572 million minutes for the six months ended June 30, 2001.

Data communications and telecommunications expenses.  Data communications and telecommunications expenses increased by $24.3 million to $73.2 million for the six months ended June 30, 2002 from $48.9 million for the six months ended June 30, 2001. The increase in data communications and telecommunications expense was primarily driven by the increase in traffic described above, as termination costs, the largest expense, increased to $66.4 million for the six months ended June 30, 2002 from $41.5 million  for the six months ended June 30, 2001. Circuit costs decreased to $6.8 million for the six months ended June 30, 2002 from $7.4 million for the six months ended June 30, 2001. As a percentage of net revenue, data communications and telecommunications expenses decreased to 88% for the six months ended June 30, 2002 from 93% for the six months ended June 30, 2001. We expect data communications and telecommunications expenses to continue to decrease as a percentage of net revenue as we increase utilization and efficiency of our network and achieve economies of scale.

Research and development expenses.  Research and development expenses decreased by $0.3 million to $9.5 million for the six months ended June 30, 2002 from $9.8 million for the six months ended June 30, 2001. This decrease in research and development expenses is attributable to reductions in expenditures related to the support of The iBasis Network™ and through reductions in personnel costs.  As a percentage of net revenue, research and development expenses decreased to 11%  for the six months ended June 30, 2002 from 19% for the six months ended June 30, 2001. We expect that research and development expenses will continue to decrease as a percentage of revenues.

Selling and marketing expenses.  Selling and marketing expenses decreased by $4.1 million to $6.9 million for the six months ended June 30, 2002 from $11.0 million for the six months ended June 30, 2001. This decrease is primarily attributable to the reduction of expenditures for selling, promotional and marketing activities, as well as a reduction in personnel costs. As a percentage of total revenue, selling and marketing expenses decreased to 8% for the six months ended June 30, 2002 from 21% for the six months ended June 30, 2001. We anticipate that selling and marketing expenses will continue to decrease as a percentage of net revenue.

General and administrative expenses.  General and administrative expenses increased by $2.8 million to $17.3 million for the six months ended June 30, 2002 from $14.5 million for the six months ended June 30, 2001. During 2002, our cost reduction measures for general and administrative expenses, including a reduction in personnel, were offset by a $7.7 million charge for bad debts.  The Company recorded a bad debt expense charge of $8.9 million during the second quarter of 2002 compared to $6.3 million for 2001 to cover at risk accounts including WorldCom and two overseas carriers.  As a percentage of net revenue, general and administrative expenses decreased to 21% for the six months ended June 30, 2002 from 28% for the six months ended June 30, 2001. We expect general and administrative expenses to continue to decrease as a percentage of revenues as we leverage our current employee base through automation and other efficiency improvement projects.

Depreciation and amortization expenses.  Depreciation and amortization expenses increased by $5.7 million to $19.2 million for the six months ended June 30, 2002 from $13.5 million for the six months ended June 30, 2001. This increase resulted from additional purchases of capital equipment and software that were needed to support our network.  As a percentage of net revenue, depreciation and amortization expenses decreased to 23% for the six months ended June 30, 2002 from 26% for the six months ended June 30, 2001. We expect depreciation and amortization expenses to decrease as a percentage of revenues, in future quarters, due to an expected increase in revenues, the expected increase in the utilization of the iBasis Network, and a decrease in the historical value of the underlying assets as a result of the reduction in capital lease obligations with its primary equipment vendor (see Note 11).

Non-cash stock–based compensation.  For the six months ended June 30 2002 and 2001, we recorded $0.7 million in non-cash stock–based compensation expense.

Loss on disposal of messaging business. In March 2002, we completed the sale of our messaging line of business to Call Sciences, an enhanced communications service provider.  The sale included all of our messaging business, including, among other items, our Santa Clara, California data center, our customers, revenue streams, and customer prospects.  In connection with the sale, we recognized a loss of $2.5 million for the six months ended June 30, 2002.

Restructuring and other non-recurring costs.  In June 2002, the Company announced cost reduction measures and recorded a charge of $4.4 million in the accompanying statement of operations in the period ended June 30, 2002.  Components of the charge included the write off of leasehold improvements as well as termination costs for the Miami facility space and telecommunication circuits and employee severance costs.

Interest income.  Interest income is primarily composed of income earned on our cash, cash equivalents and marketable securities. Interest income decreased by $5.5 million to $0.7 million for the six months ended June 30, 2002 from $6.2 million for the six months ended June 30, 2001. This decrease was primarily attributable to a decrease in our cash, cash equivalents and marketable securities as well as a decline in interest rates.

Interest expense.  Interest expense is primarily composed of interest paid on the Convertible Subordinated Notes and various capital lease agreements established to finance a substantial majority of the hardware and software components of our network. Interest expense decreased to $7.5 million for the six months ended June 30, 2002 from $7.8 million for the six months ended June 30, 2001. This decrease was attributable to reduced interest paid on existing capital equipment financing, favorable interest rates on new capital equipment financing, and offset by the early extinguishment of $37.1 million of Convertible Subordinated Notes.

Net loss from discontinued operations.  During June 2002, the Company adopted a formal plan to sell its Speech Solutions Business (formerly ‘PriceInteractive, Inc.). Accordingly, the Company has reported its Speech Solutions Business as a discontinued operation under the provisions of  Statement of Financial Accounting Standards SFAS No. 144 ‘Accounting for the Impairment or Disposal of Long Lived Assets’.  The Consolidated Financial Statements of have been reclassified to segregate the net assets and operating results of this discontinued operation for all periods presented.

On July 15, 2002 the Company completed the sale of substantially all of the assets of its Speech Solutions Business for $18.5 million in cash ($1.5 million placed in escrow), and up to $16 million in earn-out payments that may be awarded upon the achievement of certain milestones through 2003.

Loss on the disposal of the discontinued operation of $58,588,265 as of June 30, 2002 included the write-off of goodwill and other purchased intangibles of $57,272,765 and an accrual for the estimated costs to sell the operation of $1,315,500.

Extraordinary gain on repurchase of Convertible Subordinated Notes.  During the six months ended June 30, 2002, we recognized an extraordinary after-tax gain of $23.4 million in connection with the early extinguishment of $37.1 million of our Convertible Subordinated Notes.

Subsequent to June 30, 2002, the Company recognized an additional extraordinary after-tax gain of approximately $2.4 million in connection with the early extinguishment of approximately $3.5 million of our Convertible Subordinated Notes.

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

During 2001, we entered into a new credit facility that includes a $5.0 million revolving line of credit which matures in October 2002 and bears interest at the bank’s prime rate (4.75% as of June 30, 2002). The new credit facility also includes a $4.0 million term loan which matures in April 2003, bears interest at the bank’s prime rate plus 0.5%, and requires equal monthly repayments of principal of $133,000 plus interest until maturity. As collateral, we deposited cash with the bank of approximately $8.1 million as of June 30, 2002 and have classified the amount as restricted cash in the accompanying balance sheet.

Net cash used in continuing operating activities was $30.3 million for the six months ended June 30, 2002, as compared to $41.4 million for the six months ended June 30, 2001. Cash used in continuing operating activities for the six months ended June 30, 2002 and 2001 was principally related to our net loss offset by certain non-cash charges consisting of depreciation and amortization expense, restructuring and other non-recurring costs and the loss on the sale of our messaging business.

Net cash used in discontinued operating activities was $4.6 million and $7.9 million for the six months ended June 30, 2002 and 2001, respectively.

Net cash provided by in investing activities was $30.3 million for the six months ended June 30, 2002, which was primarily related to the sale and maturity of current marketable securities offset by purchases of property and equipment.  Net cash provided by investing activities was $19.4 million for the six months ended June 30, 2001, which was primarily related to the sale and maturity in current marketable securities, partially offset by the cash paid for the acquisition of PriceInteractive and the purchases of equipment.

Net cash used in financing activities was $21.0 million for the six months ended June 30, 2002, primarily due to payments on capital lease obligations as well as repurchases of our Convertible Subordinated Notes. Net cash used in financing activities was $10.2 million for the six months ended June 30, 2001, which was primarily attributable payments on capital lease obligations.

Equipment Leasing and Financing.  We lease equipment from various vendors under master agreements and multiple lease sub-agreements. Each of the multiple equipment leases specifies its own term, rate and payment schedule, depending upon the value and amount of equipment leased.

On August 5, 2002 the Company completed an agreement reducing its capital lease debt and related future commitments with its primary equipment vendor resulting in a savings of $35.5 million, or 55% of its expected cash outflow associated with the vendor debt.  Through the agreement, the Company paid its vendor $28.5 million in exchange for the elimination of $63.8 million in existing vendor debt and future interest obligations and other fees ($50.8 million in principal, $9.0 million in interest assuming the vendor debt was held to maturity, and $4.0 million in tax obligations).  The gain from extinguishing this debt will be accounted for as a reduction in the book value of the underlying assets, and as a result will reduce ongoing depreciation by approximately 30% per quarter from prior levels.

We anticipate that the June 30, 2002 balance of $58.3 million in cash, cash equivalents and marketable securities (plus the additional $17.0 million received in July 2002 for the sale of the Company’s speech solutions business and taking into account the reduction in capital lease debt discussed above) will be sufficient to fund operations for the next twelve months. However, in the event we fail to execute on our plan, we experience events described in “Risk Factors” above, or that circumstances currently unknown or unforeseen by us arise, we cannot assure you that we will not require additional financings within this time frame or that any additional financings, if needed, will be available to us on terms acceptable to us, if at all.

Factors That May Affect Future Results and Financial Condition

RISK FACTORS

Any investment in our shares of common stock involves a high degree of risk. You should carefully consider the risks described below, which we believe are all the material risks to our business, together with the information contained elsewhere in this report, before you make a decision to invest in our company.

Risks Related to Our Company

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

If we fail to comply with certain continued Nasdaq National Market listing standards, our common stock could be delisted and the market value and liquidity of our common stock may decrease significantly.

Our common stock is presently listed on the Nasdaq National Market (“Nasdaq NMS”) under the symbol IBAS.  All companies listed on Nasdaq are required to comply with certain continued listing standards. We have received a Nasdaq Staff Determination letter notifying the Company that it does not comply with the minimum bid price requirement of $1 per share for continued listing on Nasdaq NMS, that it does not currently meet the continued inclusion requirements for the Nasdaq SmallCap market, and that its securities are subject to delisting from the Nasdaq National Market on August 21, 2002 unless the Company files an appeal.  There can be no assurance that any appeal by the Company would be successful.  In the event that the Company's common stock is delisted from Nasdaq NMS, among other things the market value and liquidity of the Company's common stock could be materially and adversely affected.

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

We are not licensed to offer traditional telecommunications services in any U.S. state and we have not filed tariffs for any service at the Federal Communications Commission or at any state regulatory commission. Nonetheless, aspects of our operations may currently be, or become, subject to state or federal regulations governing licensing, universal service funding, disclosure of confidential communications or other information, excise taxes, transactions restricted by U.S. embargo and other reporting or compliance requirements.

This regulation may also negatively impact the cost of doing business and materially adversely affect our ability to attain or maintain profitability.

The market price of our shares may experience extreme price and volume fluctuations for reasons over which we have little control.

The stock market has, from time to time, experienced, and is likely to continue to experience, extreme price and volume fluctuations. Prices of securities of Internet-related companies have been especially volatile and have often fluctuated for reasons that are unrelated to the operating performance of the affected companies. The market price of shares of our common stock has fluctuated greatly since our initial public offering and could continue to fluctuate due to a variety of factors, some of which we cannot reliably identify. In the past, companies that have experienced volatility in the market price of their stock have been the objects of securities class action litigation.   As more fully discussed in Part II, Item 1, Legal Proceedings, beginning on August 1, 2001, we were served with several class action complaints that were filed in the United States District Court for the Southern District of New York against us and several of our officers, directors, and former officers and directors, as well as against the investment banking firms that underwrote our November 11, 1999 initial public offering of common stock and our March 9, 2000 secondary offering of common stock. Although neither iBasis nor the individual defendants have filed answers in any of these matters, iBasis believes that it and the individual defendants have meritorious defenses to the claims made in the complaints and intends to contest the lawsuits vigorously.  In doing so, it could result in substantial costs and a diversion of our management’s attention and resources.

We may not be able to pay our debt and other obligations.

We may never have the cash flow required to pay our liabilities as they become due. As of June 30, 2002, we had approximately $ $92 million of 5 3/4 % Convertible Subordinated Notes outstanding. We must pay interest on these notes each year in March and September. The notes are due in 2005. We cannot assure you that we will be able to pay interest and other amounts, including the principal amount, due on the notes as and when they become due and payable. If our cash flow is inadequate to meet our obligations, we will default on the notes. Any default of the Convertible Subordinated Notes could have a material adverse effect on our business, prospects, financial condition and operating results and our ability to raise future capital.

We may be required to repurchase our Convertible Subordinated Notes upon a repurchase event.

The holders of the Convertible Subordinated Notes may require us to repurchase all or any portion of the outstanding notes upon a “repurchase event.” A repurchase event includes a change in control of iBasis, or if our shares of common stock are no longer approved for trading on an established automated over-the-counter trading market. We may not have sufficient cash reserves to repurchase the notes, which would cause an event of default under the existing indenture and under our other debt obligations.

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

The regulatory treatment of Internet telephony outside of the United States varies widely by country. A number of countries currently prohibit or limit competition in the provision of traditional voice telephony services. In some of those countries, licensed telephony carriers as well as foreign regulators have questioned our legal authority and/or the legal authority of our partners to offer our services. We may face similar questions in additional countries. If we are forced to suspend or discontinue certain operations as a result of foreign regulatory or legal challenges, this could substantially affect our ability to achieve profitability.

Some countries prohibit, limit or regulate how companies provide Internet telephony. Some countries have indicated they will evaluate proposed Internet telephony service on a case-by-case basis and determine whether to regulate it as a voice service or as another telecommunications service, and in doing so potentially impose subsidies or other costs on Internet telephony providers. In addition, many countries have not yet addressed Internet telephony in their legislation or regulations. Increased regulation of the Internet and/or Internet telephony providers, or the prohibition of Internet telephony or related services, in one or more countries, could limit our ability to provide our services or make them more expensive. Finally, international organizations such as the International Telecommunications Union and the European Commission are continuing to examine whether Internet telephony should continue to be subject to light regulation. Adverse recommendations by these bodies could also limit our ability to provide services profitably.

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

Our failure to qualify as a foreign corporation in a jurisdiction in which we are required to do so or to comply with foreign laws and regulations could seriously restrict our ability to provide services in such jurisdiction, or limit our ability to enforce contacts in that jurisdiction. Our customers also currently are, or in the future may become, subject to these same requirements. We cannot assure you that our customers are currently in compliance with any such requirements or that they will be able to continue to comply with any such requirements. The failure of our customers to comply with applicable laws and regulations could prevent us from being able to conduct business with them, and would result in a loss of revenue for us. Additionally, it is possible that countries may apply to our activities laws to transport services provided over the Internet, including laws governing:

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

We were incorporated in August 1996, and first began to offer commercial services in May 1997. Due to our limited operating history, it is difficult for us to predict future results of operations for our core business. Moreover, we cannot be sure that we have accurately identified all of the risks to our business, especially because we use new, and in many cases, unproven technologies and provide new services. The technical implementation of such technologies and services on a commercial scale and subsequent widespread commercial acceptance, is yet unproven. As a result, our past results and rates of growth may not be meaningful indicators of our future results of operations. Also, your assessment of the prospects for our success may prove inaccurate.

We have a history of operating losses and may never become profitable.

We have incurred and expect to continue to incur operating losses and negative cash flows as we incur significant operating expenses and make capital investments in our business. Our future profitability will depend on our being able to deliver calls over our network at a cost to us that is less than what we are able to charge for our calls, collect payments from customers, and otherwise utilize our network on a profitable basis.

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

•                  the percentage of traffic that we are able to carry over the Internet rather than over the more costly traditional public-switched telephone network;

•                  loss of arbitrage opportunities resulting from declines in international settlement rates or tariffs;

•                  our ability to negotiate lower termination fees charged by our local providers if our pricing deteriorates;

•                  our continuing ability to negotiate competitive costs to interconnect our network with those of other carriers and Internet backbone providers;

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

Some of our customers have filed for bankruptcy owing us money for services we have provided to them in the past. Despite our efforts to collect these overdue funds, we may never be paid.  Customers like MCI WorldCom and KPNQwest  have filed for bankruptcy protection owing us amounts we have not yet received. The bankruptcy court may require us to continue to provide services to these companies during their reorganizations. Other customers may discontinue their use of our services at any time and without notice, or delay payments that are owed to us. Additionally, we may have difficulty in collecting amounts from them. Although we have internal credit risk policies to identify companies with poor credit histories, we may not effectively manage these policies and provide services to companies that refuse to pay. The risk is even greater in foreign countries, where the legal and collection systems available may not be adequate or impartial for us to enforce the payment provisions of our contracts. Our cash reserves will be reduced and our results of operations will be materially adversely affected if we are unable to collect amounts from our customers.

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

Parties that Maintain Phone and Data Lines.    Our business model depends on the availability of the Internet and traditional telephone networks to transmit voice and fax calls.  Third parties maintain and own these networks and other components that comprise the Internet.  Some of these third parties are telephone companies. They may increase their charges for using these lines at any time and decrease our profitability. They may also fail to maintain their lines properly or otherwise disrupt our ability to provide service to our customers. Any failure by these third parties to maintain these lines and networks that leads to a material disruption of our ability to complete calls or provide other services could discourage our customers from using our network, which could have the effect of delaying or preventing our ability to become profitable.

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

The market for Internet voice and fax is extremely competitive and will likely become more competitive. Internet protocol and Internet telephony service providers, such as ITXC Corp., route traffic to destinations worldwide and compete directly with us. Also, Internet telephony service providers, that presently focus on retail customers, may in the future enter our market and compete with us. Such retail-oriented carriers also provide PC-to-PC services at very low prices or for free. Perceived competition with this market segment could drive our prices down. In addition, major telecommunications carriers, such as AT&T, British Telecom, Deutsche Telekom, MCI WorldCom and Qwest Communications all compete with our services.

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

We depend heavily on our key management.     Our future success will depend, in large part, on the continued service of our key management and technical personnel, including Ofer Gneezy, our President and Chief Executive Officer, Gordon VanderBrug, our Executive Vice President, Richard Tennant, our Chief Financial Officer, Paul Floyd, our Senior Vice President of Research & Development, Engineering, and Operations, Dan Powdermaker, our Senior Vice President of Worldwide Sales, and Sean O’Leary, Senior Vice President of Marketing. If any of these individuals or others at the Company are unable or unwilling to continue in their present positions, our business, financial condition and results of operations could suffer. We do not carry key person life insurance on our personnel. While each of the individuals named above has entered into an employment agreement with us, these agreements do not ensure their continued employment with us.

We will need to retain skilled personnel to execute our plans.     Our future success will depend, in large part, on our ability to attract, retain and motivate highly skilled employees, particularly engineering and technical personnel.  During the second quarter, we reduced our workforce by approximately 45 full-time employees. In addition, the sale of our Speech Solutions business further reduced our workforce by another 130 employees.  These reductions have resulted in reallocations of employee duties that could result in employee and contractor uncertainty. Reductions in our workforce could make it difficult to motivate and retain employees and contractors, which could affect our ability to deliver our services in a timely fashion and otherwise negatively affect our business.

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

We may undertake strategic acquisitions or dispositions that could damage our ability to attain or maintain profitability.

We may acquire additional businesses and technologies that complement or augment our existing businesses, services and technologiesWe may need to raise additional funds through public or private debt or equity financing to acquire any businesses, which may result in dilution for stockholders and the incurrence of indebtedness. We may not be able to operate acquired businesses profitably or otherwise implement our growth strategy successfully.

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

The technology that allows voice and fax communications over the Internet, is still in development. Historically, the sound quality of calls placed over the Internet was poor. As the Internet telephony industry has grown, sound quality has improved, but the technology may require further refinement. Additionally, as a result of the Internet’s capacity constraints, callers could experience delays, errors in transmissions or other interruptions in service. Transmitting telephone calls over the Internet, and other uses of the Internet, must also be accepted by customers as an alternative to traditional services. Because the Internet telephony market is new and evolving, predicting the size of these markets and their growth rate is difficult. If our market fails to develop, then we will be unable to grow our customer base and our results of operations will be materially adversely affected.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

To date, we have not engaged in trading market risk sensitive instruments or purchasing hedging instruments that would be likely to expose us to market risk, whether interest rate, foreign currency exchange, commodity price or equity price risk. We have not purchased options or entered into swaps of forward or futures contracts. Our primary market risk exposure is that of interest rate risk on borrowings under our credit lines, which are subject to interest rates based on the banks’ prime rate, and a change in the applicable interest rate would affect the rate at which we could borrow funds or finance equipment purchases. While to date our global operations have generated revenues in United States dollars, we are currently evaluating the impact of foreign currency exchange risk on our results of operations as we continue to expand globally.  As a majority of our borrowings bear interest at a fixed rate, a hypothetical 10% change in interest rates would not have a material impact on our results of operations.

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

Item 4.  Submission of Matters to a Vote of Security Holders

Following are the results of the only matter submitted to a vote of security holders during the quarter ended June 30, 2002.  This matter was voted on at the 2002 Annual Meeting of Shareholders held on May 22, 2002.

The results of the vote to elect three Class 3 directors to serve until the Company’s 2005 Annual Meeting of Shareholders was as follows:

	For	Withheld Authority
Ofer Gneezy	39,867,740	995,491
Charles N. Corfield	40,311,907	551,324
Carl Redfield	40,306,748	556,483

The following directors’ terms continued after the 2002 Annual Meeting of Shareholders: W. Frank King, Charles M. Skibo and Gordon J. VanderBrug.

Subsequent to the 2002 Annual Meeting of Shareholders, the Board of Directors appointed David S. Lee to serve as a Class 1 director. In addition, as of July 29, 2002, Mr. Redfield resigned his position as a Class 3 director.

Item 6 - Exhibits and Reports on Form 8-K

(a)	Exhibits
	99.1	Historical Statements of Operations

	99.2	Certificate of iBasis, Inc. Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	99.3	Certificate of iBasis, Inc. Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K:

On May 20, 2002, the Company filed Form 8-K to disclose the dismissal of Arthur Andersen LLP as its independent accountants and the appointment of Deloitte & Touche LLP as its new independent accountants, effective May 14, 2002. On May 29, 2002, this Form 8-K was amended with Form 8-K/A to replace Exhibit 16.1 of the originally filed 8-K.

On July 29, 2002, the Company filed Form 8-K to disclose it had completed the sale of substantially all of the assets of its wholly owned subsidiary, iBasis Speech Solutions, Inc., its Speech Solutions Business, to Convergys Customer Management Group Inc., a wholly owned subsidiary of Convergys Corporation.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

iBasis, Inc.

August 14, 2002	By:	/s/ Richard Tennant
(date)		Richard Tennant
Vice President and Chief Financial Officer
(Authorized Officer and
Principal Accounting Officer)