Form 10-Q
period 2002-09-30
IBASIS INC
filed 2002-11-15
CIK 1091756

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

As of November 10, 2002, there were 45,785,055 shares of the Registrant’s Common Stock, par value $0.001 per share, outstanding.

iBASIS, INC.

iBasis, Inc.

Consolidated Balance Sheets

	September 30, 2002	December 31, 2001
Assets
Current assets:
Cash and cash equivalents	$24,504,622	$75,798,935
Marketable securities	—	25,613,530
Restricted cash	7,666,666	8,866,667
Accounts receivable, net of allowance for doubtful accounts of approximately $7.7 million and $5.8 million, respectively	22,434,118	24,449,173
Prepaid expenses and other current assets	6,795,437	7,292,483
Assets of discontinued operations	—	84,253,779
Total current assets	61,400,843	226,274,567
Property and equipment, at cost
Equipment under capital lease	19,155,098	70,783,992
Network equipment	57,031,538	39,087,362
Computer software	6,678,348	8,804,445
Construction in process	3,060,534	5,280,191
Leasehold improvements	3,503,624	4,831,794
Furniture & fixtures	1,043,046	1,060,771
	90,472,188	129,848,555
Less: Accumulated depreciation and amortization	(52,306,128)	(45,569,484)
Property and equipment, net	38,166,060	84,279,071
Deferred debt financing costs, net	1,538,371	2,859,814
Long term investment in non-marketable security	5,000,000	5,000,000
Long term investments in marketable securities	—	8,411,362
Other assets	2,252,485	2,000,266

	$108,357,759	$328,825,080

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$9,292,519	$10,659,138
Accrued expenses	21,477,968	28,847,080
Liabilities of discontinued operations	—	4,949,313
Long term debt, current portion	7,457,668	26,309,611
Total current liabilities	38,228,155	70,765,142

Long term debt, net of current portion	93,061,818	171,343,316
Stockholders’ equity (deficit):
Common stock, $0.001 par value, authorized—85,000,000 shares; issued and outstanding—45,785,055 and 45,271,318 shares, respectively	45,785	45,271
Preferred stock, $0.001 par value, authorized 15,000,000 shares; issued and outstanding none	—	—
Additional paid-in capital	369,253,703	369,692,193
Deferred compensation	(561,313)	(2,225,074)
Accumulated deficit	(391,670,389)	(280,795,768)

Total stockholders’ equity (deficit)	(22,932,214)	86,716,622

	$108,357,759	$328,825,080

The accompanying notes are an integral part of these consolidated financial statements.

iBasis, Inc.

Consolidated Statements of Operations

	Three Months Ended September 30,
	2002	2001

Net revenue	$38,358,442	$26,022,997

Cost and operating expenses:
Data communications and telecommunications	33,442,350	25,167,848
Research and development	4,372,799	7,816,901
Selling and marketing	2,280,133	5,302,305
General and administrative	3,648,205	5,173,434
Depreciation and amortization	6,897,090	9,434,472
Non-cash stock-based compensation	149,021	334,265
Sale of messaging business	(135,196)	—
Restructuring costs	(393,143)	—

Total cost and operating expenses	50,261,259	53,229,225
Operating loss	(11,902,817)	(27,206,228)

Interest income	167,610	1,507,761
Interest expense	(1,792,973)	(4,016,045)
Other expenses, net	(101,279)	(71,927)
Loss from continuing operations before extraordinary gain on repurchase of Convertible Subordinated Notes	(13,629,459)	(29,786,439)
Loss from discontinued operations	(531,664)	(7,317,193)
Loss before extraordinary gain on repurchase of Convertible Subordinated Notes	(14,161,123)	(37,103,632)
Extraordinary gain on repurchase of Convertible Subordinated Notes	2,435,478	—

Net loss applicable to common stockholders	(11,725,645)	$(37,103,632)

Basic and diluted net loss per share:
Loss from continuing operations before extraordinary gain on repurchase of Convertible Subordinated Notes	$(0.30)	$(0.67)
Loss from discontinued operations	(0.01)	(0.17)
Loss before extraordinary gain on repurchase of Convertible Subordinated Notes	(0.31)	(0.84)
Extraordinary gain on repurchase of Convertible Subordinated Notes	0.05	—

Net loss applicable to common stockholders	$(0.26)	$(0.84)

Basic and diluted weighted average common shares outstanding	45,781,276	44,231,926

The accompanying notes are an integral part of these consolidated financial statements.

iBasis, Inc.

Consolidated Statements of Operations

	Nine Months Ended September 30,
	2002	2001

Net revenue	$122,007,438	$78,470,044

Cost and operating expenses:
Data communications and telecommunications	106,728,428	74,116,335
Research and development	13,888,456	17,638,578
Selling and marketing	9,144,281	16,268,899
General and administrative	20,986,997	19,649,455
Depreciation and amortization	26,124,128	22,919,574
Non-cash stock-based compensation	817,552	1,047,534
Sale of messaging business	2,362,969	—
Restructuring costs	3,968,554	37,520,000

Total cost and operating expenses	184,021,365	144,160,375
Operating loss	(62,013,927)	(110,690,331)

Interest income	858,440	7,748,486
Interest expense	(9,322,721)	(11,769,849)
Other expenses, net	(284,839)	(479,027)
Loss from continuing operations before extraordinary gain on repurchase of Convertible Subordinated Notes	(70,763,047)	(115,190,721)
Loss from discontinued operations	(65,901,600)	(41,854,811)
Loss before extraordinary gain on repurchase of Convertible Subordinated Notes	(136,664,647)	(157,045,532)
Extraordinary gain on repurchase of Convertible Subordinated Notes	25,790,029	—

Net loss applicable to common stockholders	$(110,784,618)	$(157,045,532)

Basic and diluted net loss per share:
Loss from continuing operations before extraordinary gain on repurchase of Convertible Subordinated Notes	$(1.56)	$(2.74)
Loss from discontinued operations	(1.44)	(1.00)
Loss before extraordinary gain on repurchase of Convertible Subordinated Notes	(3.00)	(3.74)
Extraordinary gain on repurchase of Convertible Subordinated Notes	0.57	—

Net loss applicable to common stockholders	$(2.43)	$(3.74)

Basic and diluted weighted average common shares outstanding	45,635,987	42,031,840

The accompanying notes are an integral part of these consolidated financial statements.

iBasis, Inc.

Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
	2002	2001
Cash flows from operating activities:
Loss from continuing operations	$(70,763,047)	$(115,190,721)
Adjustments to reconcile loss from continuing operations to net cash used in operating activities, net of acquired assets and liabilities —
Restructuring costs	3,845,697	37,520,000
Depreciation and amortization	26,124,126	22,914,085
Loss on sale of messaging business	2,362,967	—
Amortization of deferred debt financing costs	516,209	776,078
Amortization of deferred compensation	817,552	1,047,538
Bad debt expense	9,500,000	7,527,000
Changes in current assets and liabilities, net of effect from acquisition—
Accounts receivable, net	(7,484,942)	(9,266,276)
Prepaid expenses and other current assets	1,106,557	(3,978,593)
Accounts payable	539,057	510,884
Accrued expenses	(7,376,144)	(2,467,641)

Net cash used in continuing operating activities	(40,811,968)	(60,607,646)
Net cash used in operating activities of discontinued operations	(5,097,134)	(8,882,168)

Net cash used in operating activities	(45,909,102)	(69,489,814)

Cash flows from investing activities:
Purchase of PriceInteractive, Inc., net of cash acquired	—	(35,775,404)
Purchases of property and equipment	(4,377,851)	(30,101,629)
(Increase)/decrease in other assets	(341,938)	1,495,008
Sale and maturity of marketable securities, net	34,024,892	83,417,408
Proceeds from the sale of messaging business	168,000	—
Proceeds from the sale of Speech Solutions business	17,000,000	—
Net cash provided by investing activities	46,473,103	19,035,383

Cash flows from financing activities:
Decrease in restricted cash	1,200,000	—
Payments of principal of long term debt	(1,200,000)	—
Payments of principal on capital lease obligations	(8,927,698)	(19,999,902)
Repurchase of Convertible Subordinated Notes	(14,838,849)	—
Extinguishment of capital lease obligations	(28,500,000)	—
Proceeds from issuance of shares related to employee stock purchase plan	286,095	480,371
Proceeds from exercise of common stock options	122,138	839,302
Net cash used in financing activities	(51,858,314)	(18,680,229)

Net decrease in cash and cash equivalents	(51,294,313)	(69,134,660)
Cash and cash equivalents, beginning of period	75,798,935	208,180,625

Cash and cash equivalents, end of period	$24,504,622	$139,045,965

Supplemental disclosure of cash flow information:

During the nine months ended September 30, 2002 and 2001, iBasis entered into capital leases for network equipment of approximately $3.6 million and $14.6 million respectively.

During the nine months ended September 30, 2002 and 2001, iBasis paid cash of $10.4 million and $14.5 million, respectively, for interest.

Non-cash transactions:

On August 5, 2002, the Company reduced the carrying value of property and equipment by $23.5 million as part of the settlement of certain capital lease obligations (see Note 3).

With those customers who are also suppliers, the Company continues to negotiate offset agreements for the amounts owed to each party.  The results of this program has been the reduction in the value of accounts receivable and accounts payable by approximately $13.7 million and $11.8 million for the nine months ended September 30, 2002 and 2001, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

iBasis, Inc.

Notes to Consolidated Financial Statements

(1)  Business and Basis of Presentation

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

(a) Business

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

(b) Basis of Presentation

As shown in its consolidated financial statements, the Company incurred a net loss of $110,784,618 and used $40,811,968 of cash in continuing operations for the nine-months ended September 30, 2002, and incurred a net loss of $190,689,370 and used $76,229,528 of cash in continuing operations for the year ended December 31, 2001.   These results are primarily attributable to the expenditures necessary to develop and expand our market and to the worldwide downturn in the international telecommunications industry.

On November 14, 2002 our Common Stock was delisted from the NASDAQ National Market because we did not meet NASDAQ continued listing requirements.  Quotations for our common stock are now available on the NASD-operated Over-the-Counter Bulletin Board.

Throughout 2001 and 2002, management has taken a series of actions to reduce operating expenses and to restructure operations, which consisted primarily of reductions in workforce, the consolidation of internet central offices, the sale of the messaging business, the sale of the assets associated with the Speech Solutions business and the settlement of certain capital lease agreements. Moreover, management continues to implement plans to control operating expenses and capital expenditures as well as manage accounts payable and accounts receivable to enhance cash flow in order to bring the Company to profitability.

Management’s plans include the:

•      aggressive management of credit risk

•      monitoring and reduction of  capital expenditures

•      monitoring and reduction of selling, general and administrative expenses

•      offsetting of accounts receivable and accounts payable balances with carriers

•      reduction in the Company’s circuits costs

•      use the Company’s new switchless architecture

•      exploration of alternative financing arrangements to partially replace or supplement those currently in place in order to provide the Company with long-term financing to support its current working capital needs.

During June 2002, the Company adopted a formal plan to sell its Speech Solutions Business (formerly “PriceInteractive, Inc.”).  Accordingly, the Consolidated Statements of Operations have been reclassified to present the results of the Speech Solutions Business separately from continuing operations as discontinued operations.  Furthermore, the assets and liabilities of the Speech Solutions Business are classified separately on the Consolidated Balance Sheet as of December 31, 2001 (see Note 6).  The Speech Solutions Business was subsequently sold.

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

We recorded goodwill equal to the excess of the total consideration paid over the fair value of the net assets acquired including identifiable intangibles. The goodwill and other purchased intangible assets were being amortized over three years, the estimated useful life of such assets. In addition, we also recorded $1,834,178 of deferred stock-based compensation relating to the options issued in the acquisition which was being amortized over two to four years, the vesting periods of the options granted.

Subsequent to the acquisition, we merged the acquired entity into iBasis Speech Solutions, Inc.

A summary of the total consideration and the allocation of the aggregate purchase price is as follows:

Purchase Price:
Cash paid	$45,250,917
Professional fees and other acquisition costs	6,251,774
Fair value of common stock issued	64,345,512
Fair value of common stock options obligations assumed	3,366,698
Total purchase price	$119,214,901

Allocation of Purchase Price:
Cash and cash equivalents	$13,384,425
Other current assets	6,940,154
Property and equipment	9,203,412
Developed technology and know-how	15,447,698
Installed customer base	7,559,512
Assembled workforce	1,424,256
Goodwill	62,570,521
Other assets	38,278
Current liabilities	(8,800,717)
Long term debt	(12,984,104)
In-process research and development	24,431,466
Total allocation of purchase price	$119,214,901

(3) Long-Term Debt

Long-term debt consists of the following:

	September 30 2002	December 31, 2001
5 ¾% Convertible subordinated notes, due in 2005	$88,530,000	$129,118,000
Capital lease obligations	9,322,819	64,668,260
Term loan	2,666,667	3,866,667
	100,519,486	197,652,927
Less-current portion	7,457,668	26,309,611

	$93,061,818	$171,343,316

During October 2001, we entered into a credit facility (the "Facility") that includes a $5.0 million revolving line of credit which matured in October 2002 and was bearing interest at the bank’s prime rate (4.75% as of September 30, 2002). The Facility also includes a $4.0 million term loan which matures in April 2003 which bears interest at the bank’s prime rate plus 0.5%, and requires equal monthly repayments of principal of $133,000 plus interest until maturity. As collateral, we deposited cash with the bank which totaled of approximately $7.7 million as of September 30, 2002 and we classified the amount as restricted cash in the accompanying balance sheet.  As of September 30, 2002 there were no outstanding balances due under the revolving line of credit.  However, the Company has posted approximately $3.6 million in letters of credit against this line.

During November 2002, the maturity date of the Facility was extended until January 6, 2003.

The Company’s management is currently exploring alternative financing arrangements to partially replace or supplement those currently in place in order to provide the Company with long-term financing to support its current working capital needs.

As described in Note 7, the Company has periodically repurchased, at a discount, a portion of its outstanding 5 ¾% Convertible Subordinated Notes and recorded an extraordinary gain.

On August 5, 2002 the Company completed an agreement to reduce its capital lease obligations and related future cash commitments with its primary equipment vendor resulting in a cash savings of $35.5 million, or 55% of its expected cash outflow associated with the vendor debt.  Under the terms of the agreement, the Company paid its vendor $28.5 million in exchange for the elimination of $63.8 million in existing vendor debt and future interest obligations and other fees ($50.8 million in principal, $9.0 million in interest assuming the vendor debt was held to maturity, and $4.0 million in tax obligations).  The difference between the cash paid and the recorded outstanding obligation on that date was accounted for as a reduction in the carrying value of the underlying capital assets, and as a result will reduce future depreciation expense by approximately 30% per quarter from previous levels.

(4) Loss on Sale of Messaging Business

In March 2002, we completed the sale of our messaging line of business to Call Sciences, an enhanced communications service provider.  We received $168,000 in cash plus a royalty stream from Call Sciences through March 2003.  We have recorded a net loss on this sale of $2.4 million during the nine months ended September 30, 2002 (including a gain on this sale of approximately $135,000 related to contingent consideration which was recognized in the third quarter of 2002).  This net loss will be adjusted in future quarters for the contingent consideration related to the royalty stream.

(5) Restructuring and Non-Recurring Costs

In June 2002, the Company announced cost reduction measures and recorded a charge of $4,361,697 in the accompanying consolidated statement of operations for the three months ended June 30, 2002.  During the third quarter of 2002, the Company adjusted, by $0.4 million, the previously recorded restructuring charges.

The components of the 2002 restructuring and non-recurring costs were as follows:

Write off of fixed assets and facilities costs	$1,550,697
Termination of contractual lease obligations	2,061,000
Employee severance costs	750,000
4,361,697
Less: change in estimate for 2001 restructuring costs	(393,143)
$3,968,554

The write off of fixed assets related to the closure and abandonment of our Miami internet central office. As the company continues to focus on serving the largest international, tier-one carriers who tend to maintain greater geographic footprints, management approved a plan to close our Miami internet central office and route traffic through our other central facilities.  The costs include the write-off of leasehold improvements as well as a provision for termination costs for the facility space and telecommunication circuits.

The employee severance costs related to a reduction in the workforce as the Company terminated 44 employees on June 28, 2002.  Of these 44 people, 19 were within research and development, 10 were from sales and marketing and 15 were from general and administrative departments.

These cost reduction measures will be completed in the fourth quarter of 2002 and did not affect business operations during the quarter ended September 30, 2002.  Management believes that these measures will better position the organization to meet its strategic goals.

A roll forward of the restructuring accrual is as follows:

Accrual as of June 30, 2002	$4,417,013
Less: Payment of terminated contractual lease obligations	(559,185)
Payment of employee severance costs	(475,484)
Change in estimate for 2001 restructuring costs	(393,143)
Accrual as of September 30, 2002	$2,989,201

As of September 30, 2002, a summary of the restructuring accrual is as follows:

Termination of contractual lease obligations	$2,766,286
Employee severance costs	222,915
$2,989,201

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

On July 15, 2002 the Company completed the sale of substantially all of the assets of its Speech Solutions Business for $18.5 million in cash, subject to adjustment, ($1.5 million of this amount was placed in escrow), and up to $16 million in earn-out payments that may be earned upon the achievement of certain revenue milestones of the Speech Solutions Business through 2003.  In connection with the sale, the Company incurred approximately $1.6 million in consulting and professional fees.

For the three months ended September 30, 2002, the Company incurred a net loss from discontinued operations of $0.5 million which was primarily related to the operations of the Speech Solutions Business from July 1, 2002 until the disposal date of July 12, 2002.

For the nine months ended September 30, 2002, the Company incurred a net loss from discontinued operations of $65.9 million.  Of this amount, $57.2 million related to an impairment loss recorded in the second quarter of 2002 in connection with the Company's decision to sell the Speech Solutions Business.

Summary operating results of the discontinued operation for the three months ended September 30, 2002 and 2001 were as follows:

	September 30,
	2002	2001
Revenue	$593,846	$7,300,455

Operating loss	(503,085)	(7,326,778)

Pre-tax loss from discontinued operations	(531,664)	(7,317,193)

The operating loss in the three months ended September 30, 2001 includes depreciation of $1,233,580 and amortization of intangibles of $7,059,161, respectively.

Summary operating results of the discontinued operation for the nine months ended September 30, 2002 and 2001 were as follows:

	September 30,
	2002	2001
Revenue	$12,306,262	$16,176,106

Operating loss	(65,877,578)	(41,939,087)

Pre-tax loss from discontinued operations	(65,901,600)	(41,854,811)

The operating losses in the nine months ended September 30, 2002 and 2001 include depreciation of $2,422,150 and $2,514,865 and amortization of intangibles of $3,314,133 and $16,517,681, respectively.  Also included in the operating loss for the nine months ended September 30, 2001 is a write-off of in-process research and development costs of $24,431,466 in connection with the acquisition of  PriceInteractive.

Included in the pre-tax loss from discontinued operations for the nine months ended September 30, 2002 is the write-off of goodwill and other purchased intangibles of approximately $58.6 million as well as the costs to sell the operation of approximately $1.3 million.

Assets and liabilities of the discontinued operation related to the Company’s Speech Solutions Business  as of December 31, 2001 were as follows:

December 31, 2001
Accounts receivable, net	$6,899,134
Property and equipment, net	13,417,644
Goodwill and other purchased intangibles, net	63,093,785
Other current assets	843,216

Assets of discontinued operation	$84,253,779

Liabilities of discontinued operation	$4,949,313

(7) Extraordinary Gain on Repurchase of Convertible Subordinated Notes

During the nine months ended September 30, 2002, the Company repurchased a portion of its outstanding 5 3/4% Convertible Subordinated Notes and recorded an extraordinary gain.  The gain for the three and nine months ended September 30, 2002 was calculated as follows:

	Three Months Ended September 30, 2002	Nine Months Ended September 30, 2002
Carrying value of repurchased Notes	$3,500,000	$40,588,000
Less: Cost of repurchase of Notes	(997,500)	(13,753,416)
Write-off of deferred debt financing costs	(67,022)	(1,044,555)
Gain	$2,435,478	$25,790,029

See Note 10 concerning the accounting policy the Company must adopt in the first quarter of 2003.

(8) Net Loss Per Share

Basic and diluted net loss per common share were determined by dividing net loss by the weighted average common shares outstanding during the period. Basic net loss per share and diluted net loss per share are the same, as the outstanding common stock options and convertible debentures are anti-dilutive since we recorded a net loss for all periods presented.

As of September 30, 2002, all outstanding options to purchase common shares had an exercise price that was greater than the market value of the Company's common stock as of that date and were excluded from the computation of diluted weighted average common shares for the three or nine months ended September 30, 2002.  For the three and nine months ended September 30, 2001, 936,063 and 936,099 potential common shares from the exercise of options, respectively, have been excluded from the calculation of diluted net loss per share, as their effects are anti-dilutive. For the three months ended September 30, 2002 and 2001, 1,052,881 and 1,741,351 common shares relating to the conversion of the Convertible Subordinated Notes have been excluded from the computation of diluted weighted average common shares outstanding.  For the nine months ended September 30, 2002 and 2001, 1,177,674 and 1,741,351 common shares relating to the conversion of the Convertible Subordinated Notes were excluded from the computation of diluted weighted average common shares outstanding.

The following table reconciles the weighted average common shares outstanding to the shares used in the computation of basic and diluted weighted average common shares outstanding:

	Three Months Ended September 30,
	2002	2001
Weighted average common shares outstanding	45,781,276	45,163,382
Less: Weighted average unvested restricted common shares outstanding	—	(931,456)
Basic and diluted weighted average common shares outstanding	45,781,276	44,231,926

	Nine Months Ended September 30,
	2002	2001
Weighted average common shares outstanding	45,635,987	42,785,617
Less: Weighted average unvested restricted common shares outstanding	—	(753,777)
Basic and diluted weighted average common shares outstanding	45,635,987	42,031,840

(9) Revenue Recognition

Revenue Recognition.  Net revenue, which is derived from fees charged to terminate voice and fax services over our network, is recognized, net of reserves, when services are rendered and future collection of such amounts is reasonably assured. We reserve for potential billing disputes which is a standard practice in the industry. Such disputes can result from disagreements with customers regarding the duration, destination or rates charged for each call. We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and the customer’s current credit worthiness, as determined by our review of their current credit information. We continuously monitor collections and payments from our customers and maintain a provision for estimated credit losses based upon our historical experience and any specific customer collection issues that we have identified.

Increased competition from other providers of telephony services could materially adversely affect revenue in future periods.  The Company derives a significant portion of its revenue from a small number of customers.  The loss of a major customer could have a material adverse effect on our business, financial condition, operating results and future prospects.

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

In April 2002, the FASB issued SFAS No. 145 “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.  This statement amends, among others, the classification on the statement of operations for gains and losses from the extinguishment of debt.  Currently such gains and losses are reported as extraordinary items, however the adoption of SFAS No. 145 may require the classification of the gains and losses from the extinguishment of debt within income or loss from continuing operations unless the transactions meet the criteria for extraordinary treatment as infrequent and unusual as described in Accounting Principles Board Opinion No. 30 “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”.  The extraordinary gain resulting from the early extinguishment of the convertible Subordinated Notes (see Note 3) will be reclassified to a component of operating loss within the Consolidated Statements of Operations upon adoption on January 1, 2003.

In June 2002, the FASB issues SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities.  This statement supersedes Emerging Issues Task Force (EITF) No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity.  Under this statement, a liability for a cost associated with a disposal or exit activity is recognized at fair value when the liability is incurred rather than at the date of an entity’s commitment to an exit plan as required under EITF 94-3.  The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early adoption permitted.  All restructuring activity undertaken prior to this date has been and will be accounted for under the provisions of
EITF 94-3.

(11) Contingencies

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

Although neither iBasis nor the individual defendants have filed answers in any of these matters, iBasis believes that it and the individual defendants have meritorious defenses to the claims made in the complaints and intends to contest the lawsuits vigorously.  In doing so or deciding whether to pursue a settlement, we will consider, among other factors, the substantial costs and the diversion of our management’s attention and resources that would be required by litigation.  We cannot assure you that we will be successful should we decide to litigate. In addition, even though we have insurance and contractual protections that could cover some or all of the potential damages in these cases, or amounts that we might have to pay in settlement of these cases, an adverse resolution of one or more of these lawsuits could have a material adverse affect on our financial position and results of operation in the period in which the lawsuits are resolved. We are not presently able to estimate potential losses, if any, related to the lawsuits.

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

During June 2002, we adopted a formal plan to sell the assets associated with its Speech Solutions Business (formerly ‘PriceInteractive, Inc.). Accordingly, we have reported our Speech Solutions Business as a discontinued operation under the provisions of  Statement of Financial Accounting Standards SFAS No. 144 ‘Accounting for the Impairment or Disposal of Long Lived Assets’.  The Consolidated Financial Statements of have been reclassified to segregate the net assets and operating results of this discontinued operation for all periods presented.  The Speech Solutions Business was subsequently sold.

The following discussion and analysis of the our financial condition and results of continuing operations for the three months and nine months ended September 30, 2002 and 2001 should be read in conjunction with the consolidated financial statements and footnotes for the nine months ended September 30, 2002 included herein, and the year ended December 31, 2001, included in our Annual Report on Form 10-K.

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

Critical Accounting Policies

Revenue Recognition.  Net revenue, which is derived from fees charged to terminate voice and fax services over our network, is recognized, net of reserves, when services are rendered and future collection of such amounts is reasonably assured. We reserve for potential billing disputes which is a standard practice in the industry. Such disputes can result from disagreements with customers regarding the duration, destination or rates charged for each call.

Increased competition from other providers of telephony services could materially adversely affect revenue in future periods.  The Company derives a significant portion of its revenue from a small number of customers.  The loss of a major customer could have a material adverse effect on our business, financial condition, operating results and future prospects.

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

Impairment of Long Lived Assets. Our long lived assets consist primarily of property and equipment.  We have assessed the realizability of these assets and determined that there was no asset impairment as of September 30, 2002 for these assets.  As described in Note 3, during this quarter we entered into an agreement with our primary equipment vendor to reduce our capital lease obligations.  The difference between the cash paid for this transaction and the carrying value of the capital lease obligation was be recorded as a reduction in the carrying value of the underlying capital leased assets.  We do not anticipate impairment losses related to the assets in the future.  As described in Note 6 to our Consolidated Financial Statements, during the quarter ended June 2002, we adopted a formal plan to sell our Speech Solutions Business.  In connection with that decision, we recorded an impairment loss of approximately $57 million.

Results from Continuing Operations — Three Months Ended September 30, 2002 Compared to Three Months Ended September 30, 2001

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

Our net revenue increased by $12.4 million to $38.4 million for the third quarter of 2002 from $26.0 million for the third quarter of 2001.  The increase in revenue from the third quarter of 2001 was the result of an increase in traffic carried over our network to 670 million minutes for the third quarter of 2002 from 330 million minutes for the third quarter of 2001, offset by the decline in the average rate per minute.

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

Data communications and telecommunications expenses increased by $8.2 million to $33.4 million for the third quarter of 2002 from $25.2 million for the third quarter of 2001. The increase in data communications and telecommunications expense was primarily driven by the increase in traffic described above, offset by the decline in the average rate per minute, as the largest expense, termination costs increased to $31.3 million for the third quarter of 2002 from $21.4 million for the third quarter of 2001. Circuit costs decreased to $2.1 million for the third quarter of 2002 from $3.8 million for the third quarter of 2001. The decrease in these circuit costs was due to our efforts to further increase the efficiency of our network operations.  As a percentage of net revenue, data communications and telecommunications expenses decreased to 87% for the third quarter of 2002 from 97% for the third quarter of 2001. We expect data communications and telecommunications expenses to continue to decrease as a percentage of data communications and telecommunications revenue as we further increase utilization and efficiency of our network and achieve economies of scale.

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

Research and development expenses decreased by $3.4 million to $4.4 million for the third quarter of 2002 from $7.8 million for the third quarter of 2001. This decrease in research and development expenses is due to the decreased expenditures related to the support of The iBasis Network™, as well as a reduction in personnel costs due to a decrease in our staffing. As a percentage of net revenue, research and development expenses decreased to 11% for the third quarter of 2002 from 30% for the third quarter of 2001. We expect that research and development expenses will continue to decrease as a percentage of revenues.

Selling and marketing expenses.  Selling and marketing expenses include expenses relating to the salaries, payroll taxes, benefits and commissions that we pay for sales personnel and the expenses associated with the development and implementation of our promotion and marketing campaigns.  Selling and marketing expenses decreased by $3.0 million to $2.3 million for the third quarter of 2002 from $5.3 million for the third quarter of 2001. This decrease is primarily attributable to decreasing expenditures for selling, promotional and marketing activities, as well as a reduction in personnel costs which is a direct result of our reduction in staffing. As a percentage of net revenue, selling and marketing expenses decreased to 6% for the third quarter of 2002 from 20% for the third quarter of 2001. We anticipate that selling and marketing expenses will continue to decrease as a percentage of net revenue.

General and administrative expenses.  General and administrative expenses include salary, payroll tax and benefit expenses and related costs for general corporate functions, including executive management, finance and administration, legal and regulatory, facilities, information technology and human resources. General and administrative expenses decreased by $1.6 million to $3.6 million for the third quarter of 2002 from $5.2 million for the third quarter of 2001. During 2002, our cost reduction measures for general and administrative expenses, included a reduction in personnel costs.  As a percentage of net revenue, general and administrative expenses decreased to 10% for the third quarter of 2002 from 20% for the third quarter of 2001. We expect general and administrative expenses to decrease as a percentage of revenues as we leverage our current employee base through automation and other efficiency improvement projects.

Depreciation and amortization expenses.  Depreciation and amortization expenses decreased by $2.5 million to $6.9 million for the third quarter of 2002 from $9.4 million for the third quarter of 2001. This decrease was due to the writedown of historical cost value of our network equipment due to our agreement to settle the majority of our capital lease obligations with our primary equipment vendor (see Note 3)  as well as the write off of property and equipment as a part of the June 2002 restructuring (see Note 5).  As a percentage of net revenue, depreciation and amortization expenses decreased to 18.0% for the third quarter of 2002 from 36% for the third quarter of 2001. We expect depreciation and amortization expenses to decrease as a percentage of net revenues, in future quarters due to an expected increase in revenues, the expected increase in the utilization of the iBasis Network, and the decrease in the historical value of the underlying assets as a result of the reduction in capital lease obligations with our primary equipment vendor (see Note 3).

Non-cash stock-based compensation.  Non-cash stock-based compensation represents compensation expense incurred in connection with the grant of stock options to our employees with exercise prices less than the fair value of our common stock at the respective dates of grant. Such grants were made prior to our initial public stock offering, and are being expensed over the vesting periods of the options granted.  For the third quarters of 2002 and 2001, we recorded $149,000 and $334,000, respectively in non-cash stock-based compensation expense.

Gain on sale of messaging business. In March 2002, we completed the sale of our messaging line of business to Call Sciences, an enhanced communications service provider.  The sale included all of our messaging business, including, among other items, our Santa Clara, California data center, our customers, revenue streams, and customer prospects.  During the third quarter of 2002, we recognized, as income, the contingent consideration of $135,000 which reduces our cumulative net loss on the sale to $2.4 million.  We will record as income in future quarters any contingent consideration received related to the royalty stream.

Restructuring and other non-recurring costs.  During 2002 and 2001, the Company recorded restructuring charges as cost reduction measures were announced.  During the third quarter of 2002, the Company revised its estimate of the costs for those measures and recorded $0.4 million as a reduction of these cumulative costs.

Interest income.  Interest income is primarily composed of income earned on our cash, cash equivalents and marketable securities. Interest income decreased by $1.3 million to $168,000 for the third quarter of 2002 from $1.5 million for the third quarter of 2001. This decrease was primarily attributable to a decrease in our cash, cash equivalents and marketable securities as well as a decline in interest rates.

Interest expense.  Interest expense is primarily composed of interest paid on the Convertible Subordinated Notes and various capital lease agreements established to finance a substantial majority of the hardware and software components of our network. Interest expense decreased to $1.8 million for the third quarter of 2002 from $4.0 million for the third quarter of 2001. This decrease was attributable to reduced interest paid on capital equipment financing, the early extinguishment of $61.5 million of our Convertible Subordinated Notes and the early extinguishment of $50.8 million of our capital lease obligations (see Note 3).

Loss from discontinued operations.

During the third quarter of 2002, we recognized an additional loss of $532,000 primarily in connection with the operations  of the Speech Solutions Business for the period from July 1, 2002 through the date of the sale.

Extraordinary gain on repurchase of Convertible Subordinated Notes.  During the third quarter of 2002, we recognized an extraordinary after-tax gain of $2.5 million in connection with the early extinguishment of $3.5 million of our Convertible Subordinated Notes.  There were no repurchase of Convertible Subordinated notes during the third quarter of 2001.

Income Taxes.  The Company has not recorded an income tax benefit for the losses associated with its operating losses as it is more likely than not that those benefits will not be realized.

Results from Continuing Operations — Nine Months Ended September 30, 2002 Compared to Nine Months Ended September 30, 2001

Net revenue.  Our net revenue increased by $43.5 million to $122.0 million for the nine months ended September 30, 2002 from $78.5 million for the nine months ended September 30, 2001.

The increase in net revenue from the nine months ended September 30, 2001, was the result of the increase in traffic carried over our network to 1.9 billion minutes for the nine months ended September 30, 2002 from approximately 900 million minutes for the nine months ended September 30, 2001, offset by the decline in the average rate per minute.

Data communications and telecommunications expenses.  Data communications and telecommunications expenses increased by $32.6 million to $106.7 million for the nine months ended September 30, 2002 from $74.1 million for the nine months ended September 30, 2001. The increase in data communications and telecommunications expense was primarily driven by the increase in traffic described above, offset by the decline in the average rate per minute, as termination costs, the largest expense, increased to $97.8 million for the nine months ended September 30, 2002 from $63.0 million for the nine months ended September 30, 2001. Circuit costs decreased to $8.9 million for the nine months ended September 30, 2002 from $11.1 million for the nine months ended September 30, 2001. As a percentage of net revenue, data communications and telecommunications expenses decreased to 87% for the nine months ended September 30, 2002 from 94% for the nine months ended September 30, 2001. We expect data communications and telecommunications expenses to continue to decrease as a percentage of net revenue as we increase utilization and efficiency of our network and achieve economies of scale.

Research and development expenses.  Research and development expenses decreased by $3.7 million to $13.9 million for the nine months ended September 30, 2002 from $17.6 million for the nine months ended September 30, 2001. This decrease in research and development expenses is attributable to reductions in expenditures related to the support of The iBasis Network™ and through reductions in personnel costs due to a decrease in our staffing.  As a percentage of net revenue, research and development expenses decreased to 11.4%  for the nine months ended September 30, 2002 from 22.5% for the nine months ended September 30, 2001. We expect that research and development expenses will continue to decrease as a percentage of revenues.

Selling and marketing expenses.  Selling and marketing expenses decreased by $7.2 million to $9.1 million for the nine months ended September 30, 2002 from $16.3 million for the nine months ended September 30, 2001. This decrease is primarily attributable to the reduction of expenditures for selling, promotional and marketing activities, as well as a reduction in personnel costs which is a direct result of our reduction in staffing. As a percentage of total revenue, selling and marketing expenses decreased to 7.5% for the nine months ended September 30, 2002 from 20.7% for the nine months ended September 30, 2001. We anticipate that selling and marketing expenses will continue to decrease as a percentage of net revenue.

General and administrative expenses.  General and administrative expenses increased by $1.4 million to $21.0 million for the nine months ended September 30, 2002 from $19.6 million for the nine months ended September 30, 2001. During 2002, our cost reduction measures for general and administrative expenses, including a reduction in personnel, were offset by a $7.7 million charge for bad debts during the second quarter of 2002 to cover at risk accounts including WorldCom and two overseas carriers.  As a percentage of net revenue, general and administrative expenses decreased to 17% for the nine months ended September 30, 2002 from 25% for the nine months ended September 30, 2001. We expect general and administrative expenses to continue to decrease as a percentage of revenues as we leverage our current employee base through automation and other efficiency improvement projects.

Depreciation and amortization expenses.  Depreciation and amortization expenses increased by $3.2 million to $26.1 million for the nine months ended September 30, 2002 from $22.9 million for the nine months ended June 30, 2001. This increase resulted from additional purchases of capital equipment and software that were needed to support our network.  As a percentage of net revenue, depreciation and amortization expenses decreased to 21% for the nine months ended September 30, 2002 from 29% for the nine months ended September 30, 2001. We expect depreciation and amortization expenses to decrease as a percentage of revenues, in future quarters, due to an expected increase in revenues, the expected increase in the utilization of the iBasis Network, and a decrease in the historical value of the underlying assets as a result of the reduction in capital lease obligations with its primary equipment vendor (see Note 3).

Non-cash stock-based compensation.  For the nine months ended September 30, 2002 and 2001, we recorded $0.8 million and 1.0 million in non-cash stock-based compensation expense, respectively.

Loss on disposal of messaging business. In March 2002, we completed the sale of our messaging line of business to Call Sciences, an enhanced communications service provider.  The sale included all of our messaging business, including, among other items, our Santa Clara, California data center, our customers, revenue streams, and customer prospects.  In connection with the sale, we recognized a loss of $2.4 million for the nine months ended September 30, 2002.  We will record as income in future quarters any contingent consideration received related to the royalty stream.

Restructuring and other non-recurring costs.  During 2002, the Company announced cost reduction measures and recorded a  net charge of $4.0 million in the accompanying statement of operations in the nine months ended September 30, 2002.  Components of the charge included the write off of leasehold improvements as well as termination costs for the Miami facility space and telecommunication circuits and employee severance costs.

Interest income.  Interest income is primarily composed of income earned on our cash, cash equivalents and marketable securities. Interest income decreased by $6.8 million to $0.9 million for the nine months ended June 30, 2002 from $7.7 million for the nine months ended September 30, 2001. This decrease was primarily attributable to a decrease in our cash, cash equivalents and marketable securities as well as a decline in interest rates.

Interest expense.  Interest expense is primarily composed of interest paid on the Convertible Subordinated Notes and various capital lease agreements established to finance a substantial majority of the hardware and software components of our network. Interest expense decreased to $9.3 million for the nine months ended September 30, 2002 from $11.8 million for the nine months ended September 30, 2001. This decrease was attributable to reduced interest paid on existing capital equipment financing, favorable interest rates on new capital equipment financing, and offset by the early extinguishment of $61.5 million of Convertible Subordinated Notes and by the early extinguishment of $50.8 million of capital lease obligations (see Note 3).

Net loss from discontinued operations. For the nine months ended September 30, 2002, the Company recognized a $65.9 million loss on the operations and sale of the operation, including a $57.2 million write-off of goodwill and other purchased intangibles.

Extraordinary gain on repurchase of Convertible Subordinated Notes.  During the nine months ended September 30, 2002, we recognized an extraordinary after-tax gain of $25.8 million in connection with the early extinguishment of $40.6 million of our Convertible Subordinated Notes.

Income Taxes.  The Company has not recorded an income tax benefit for the losses associated with its operating losses as it is more likely than not that those benefits will not be realized.

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

Net cash used in continuing operating activities was $40.8 million for the nine months ended September 30, 2002, as compared to $60.6 million for the nine months ended September 30, 2001. Cash used in continuing operating activities for the nine months ended September 30, 2002 and 2001 was principally related to the cash necessary to fund our operating losses.

With those customers who also are our suppliers, we continue to negotiate offset agreements with for the amounts owed to each party.  The results of this program has been the reduction in the value of our accounts receivable and accounts payable by approximately $13.7 million and $11.8 million for the nine months ended September 30, 2002 and 2001, respectively.

Net cash used in discontinued operating activities was $5.1 million and $8.9 million for the nine months ended September 30, 2002 and 2001, respectively.

Net cash provided by investing activities was $46.5 million for the nine months ended September 30, 2002, which was primarily related to the sale and maturity of current marketable securities and the proceeds from the sale of the Speech Solutions business.  Net cash provided by investing activities was $19.0 million for the nine months ended September 30, 2001, which was primarily related to the sale and maturity in current marketable securities, partially offset by the cash paid for the acquisition of PriceInteractive and the purchases of equipment.

Net cash used in financing activities was $51.9 million for the nine months ended September 30, 2002, primarily due to the early extinguishment of certain capital lease obligations, monthly recurring payments on other capital lease obligations as well as repurchases of our Convertible Subordinated Notes and certain capital lease obligations. Net cash used in financing activities was $18.7  million for the nine months ended September 30, 2001, which was primarily attributable payments on capital lease obligations .

As shown in its consolidated financial statements, the Company incurred a net loss of $110,784,618 and used $40,811,968 of cash in continuing operations for the nine-months ended September 30, 2002, and incurred a net loss of $190,689,370 and used $76,229,528 of cash in continuing operations for the year ended December 31, 2001.   These results are primarily attributable to the expenditures necessary to develop and expand our market and to the worldwide downturn in the international telecommunications industry.

On November 14, 2002 our Common Stock was delisted from the NASDAQ National Market because we did not meet NASDAQ continued listing requirements.  Quotations for our common stock are now available on the NASD-operated Over-the-Counter Bulletin Board.

Throughout 2001 and 2002, management has taken a series of actions to reduce operating expenses and to restructure operations, which consisted primarily of reductions in workforce, the consolidation of internet central offices, the sale of the messaging business the sale of the Speech Solutions business and the settlement of certain capital lease agreements. Moreover, management continues to implement plans to control operating expenses and capital expenditures as well as manage accounts payable and accounts receivable to enhance cash flow in order to bring the Company to profitability.

Management’s plans include the:

•      aggressive management of credit risk

•      monitoring and reduction of  capital expenditures

•      monitoring and reduction of selling, general and administrative expenses

•      offsetting of accounts receivable and accounts payable balances with carriers

•      reduction in the Company’s circuits costs

•      use the Company’s new switchless architecture

•      exploration of alternative financing arrangements to partially replace or supplement those currently in place in order to provide the Company with long-term financing to support its current working capital needs.

On August 5, 2002 the Company completed an agreement to reduce its capital lease obligations and related future cash commitments with its primary equipment vendor resulting in a cash savings of $35.5 million, or 55% of its expected cash outflow associated with the vendor debt.  Under the terms of the agreement, the Company paid its vendor $28.5 million in exchange for the elimination of $63.8 million in existing vendor debt and future interest obligations and other fees ($50.8 million in principal, $9.0 million in interest assuming the vendor debt was held to maturity, and $4.0 million in tax obligations).  The difference between the cash paid and the recorded outstanding obligation on that date was accounted for as a reduction in the carrying value of the underlying capital assets, and as a result will reduce ongoing depreciation expense by approximately 30% per quarter from prior levels

Equipment Leasing and Financing

We lease equipment from various vendors under master agreements and multiple lease sub-agreements. Each of the multiple equipment leases specifies its own term, rate and payment schedule, depending upon the value and amount of equipment leased.

During October 2001, we entered into a credit facility (the "Facility") that includes a $5.0 million revolving line of credit which matured in October 2002 and was bearing interest at the bank’s prime rate (4.75% as of September 30, 2002). The Facility also includes a $4.0 million term loan which matures in April 2003 which bears interest at the bank’s prime rate plus 0.5%, and requires equal monthly repayments of principal of $133,000 plus interest until maturity. As collateral, we deposited cash with the bank which totaled of approximately $7.7 million as of September 30, 2002 and we classified the amount as restricted cash in the accompanying balance sheet.  As of September 30, 2002 there were no outstanding balances due under the revolving line of credit.  However, the Company has posted approximately $3.6 million in letters of credit against this line.

During November 2002, the maturity date of the Facility was extended until January 6, 2003

We are currently exploring alternative financing arrangements to partially replace or supplement those currently in place in order to provide the Company with long-term financing to support its current working capital needs.

We anticipate that the September 30, 2002 balance of $24.5 million in cash, cash equivalents and marketable securities will be sufficient to fund operations for the next twelve months. However, in the event we fail to execute on our plan, we experience events described in “Risk Factors” above, or that circumstances currently unknown or unforeseen by us arise, we cannot assure you that we will not require additional financings within this time frame or that any additional financings, if needed, will be available to us on terms acceptable to us, if at all.

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

In April 2002, the FASB issued SFAS No. 145 “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.  This statement amends, among others, the classification on the statement of operations for gains and losses from the extinguishment of debt.  Currently such gains and losses are reported as extraordinary items, however the adoption of SFAS No. 145 may require the classification of the gains and losses from the extinguishment of debt within income or loss from continuing operations unless the transactions meet the criteria for extraordinary treatment as infrequent and unusual as described in Accounting Principles Board Opinion No. 30 “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”.  The extraordinary gain resulting from the early extinguishment of the convertible Subordinated Notes (see Note 3) will be reclassified to a component of operating loss within the Consolidated Statements of Operations upon adoption on January 1, 2003.

In June 2002, the FASB issues SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities.  This statement supersedes Emerging Issues Task Force (EITF) No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity.  Under this statement, a liability for a cost associated with a disposal or exit activity is recognized at fair value when the liability is incurred rather than at the date of an entity’s commitment to an exit plan as required under EITF 94-3.  The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early adoption permitted.  All restructuring activity undertaken prior to this date has been and will be accounted for under the provisions of
EITF 94-3.

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

The market value and liquidity of our stock may be affected by our transition to the Over-the-Counter Bulletin Board.

On November 13, 2002, we received a determination from Nasdaq that shares of our common stock would no longer trade on the Nasdaq National Market because we failed to meet certain minimum listing requirements.  Our stock began trading on the NASD-operated Over-the-Counter Bulletin Board on November 14, 2002.  It is unclear what affect this transition will have on our stock, among other things, the market value and liquidity of our common stock could be materially and adversely affected.

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

We may never have the cash flow required to pay our liabilities as they become due. As of September 30, 2002, we had approximately $ 88.5million of 5 3/4 % Convertible Subordinated Notes outstanding. We must pay interest on these notes each year in March and September. The notes are due in 2005. We cannot assure you that we will be able to pay interest and other amounts, including the principal amount, due on the notes as and when they become due and payable. If our cash flow is inadequate to meet our obligations, we will default on the notes. Any default of the Convertible Subordinated Notes could have a material adverse effect on our business, prospects, financial condition and operating results and our ability to raise future capital.

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

•      user privacy;

•      pricing controls and termination costs;

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

•      development of their own capacity on routes served by us; and

•      an increase in termination costs of international calls.

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

Some of our customers have filed for bankruptcy owing us money for services we have provided to them in the past. Despite our efforts to collect these overdue funds, we may never be paid.  Customers like Global Crossing and KPNQwest  have filed for bankruptcy protection owing us amounts we have not yet received. The bankruptcy court may require us to continue to provide services to these companies during their reorganizations. Other customers may discontinue their use of our services at any time and without notice, or delay payments that are owed to us. Additionally, we may have difficulty in collecting amounts from them. Although we have internal credit risk policies to identify companies with poor credit histories, we may not effectively manage these policies and provide services to companies that refuse to pay. The risk is even greater in foreign countries, where the legal and collection systems available may not be adequate or impartial for us to enforce the payment provisions of our contracts. Our cash reserves will be reduced and our results of operations will be materially adversely affected if we are unable to collect amounts from our customers.

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

The market for Internet voice and fax is extremely competitive and will likely become more competitive. Internet protocol and Internet telephony service providers, such as ITXC Corp., route traffic to destinations worldwide and compete directly with us. Also, Internet telephony service providers that presently focus on retail customers may in the future enter our market and compete with us. Such retail-oriented carriers also provide PC-to-PC services at very low prices or for free. Perceived competition with this market segment could drive our prices down. In addition, major telecommunications carriers, such as AT&T, British Telecom, Deutsche Telekom, MCI WorldCom and Qwest Communications all compete with our services.

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

We will need to retain skilled personnel to execute our plans.     Our future success will depend, in large part, on our ability to attract, retain and motivate highly skilled employees, particularly engineering and technical personnel.  Recent workforce reductions have resulted in reallocations of employee duties that could result in employee and contractor uncertainty. Reductions in our workforce could make it difficult to motivate and retain employees and contractors, which could affect our ability to deliver our services in a timely fashion and otherwise negatively affect our business.

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

Item 4.  Controls and Procedures

(a)           Evaluation of disclosure controls and procedures.  Our chief executive officer and chief financial officer have reviewed and evaluated the effectiveness of iBasis’ disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) as of a date within ninety days before the filing of this quarterly report.  Based on that evaluation, the chief executive officer and chief financial officer have concluded that iBasis’ current disclosure controls and procedures are effective to ensure that information required to be disclosed by iBasis in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b)           Changes in internal controls.  There have not been any significant changes in iBasis’ internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.  There were no significant deficiencies or material weaknesses in the internal controls, and therefore no corrective actions were taken.

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

Although neither iBasis nor the individual defendants have filed answers in any of these matters, iBasis believes that it and the individual defendants have meritorious defenses to the claims made in the complaints and intends to contest the lawsuits vigorously.  In doing so or deciding whether to pursue a settlement, we will consider, among other factors, the substantial costs and the diversion of our management’s attention and resources that would be required by litigation.  We cannot assure you that we will be successful should we decide to litigate. In addition, even though we have insurance and contractual protections that could cover some or all of the potential damages in these cases, or amounts that we might have to pay in settlement of these cases, an adverse resolution of one or more of these lawsuits could have a material adverse affect on our financial position and results of operation in the period in which the lawsuits are resolved. We are not presently able to estimate potential losses, if any, related to the lawsuits.

Item 2 - Changes in Securities

On November 14, 2002 our Common Stock was delisted from the NASDAQ National Market because we did not meet NASDAQ continued listing requirements.  Quotations for our common stock are now available on the NASD-operated Over-the-Counter Bulletin Board.

Item 5 - Other Informtion

On November 14, 2002 our Common Stock was delisted from the NASDAQ National Market because we did not meet NASDAQ continued listing requirements.  Quotations for our common stock are now available on the NASD-operated Over-the-Counter Bulletin Board.

Item 6 - Exhibits and Reports on Form 8-K

(a)	Exhibits
	99.1	Certificate of iBasis, Inc. Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	99.2	Certificate of iBasis, Inc. Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	99.3	Master Agreement to Lease Equipment

	99.4	Settlement Agreement made as of August 2, 2002 among Cisco Systems Capital Corporation, Cisco Systems, Inc. and iBasis, Inc.

	99.5	Bill of Sale pursuant to the Settlement Agreement made as of August 2, 2002 among Cisco Systems Capital Corporation, Cisco Systems, Inc. and iBasics, Inc.

	99.6	Press release dated November 13, 2002, announcing the Company's delisting from the NASDAQ market.

(b)	Reports on Form 8-K:

On September 25, 2002, the Company filed Form 8-K/A (amending  Form 8-K filed on July 29, 2002)  to present pro forma financial information regarding the sale of substantially all of the assets of its wholly owned subsidiary, iBasis Speech Solutions, Inc., its Speech Solutions Business, to Convergys Customer Management Group Inc., a wholly owned subsidiary of Convergys Corporation.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

iBasis, Inc.

November 14, 2002	By:	/s/ Richard Tennant
(date)		Richard Tennant
Vice President and Chief Financial Officer (Authorized Officer and Principal Accounting Officer)

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO SECTION 302 OF
THE SARBANES-OXLEY ACT OF 2002

I, Ofer Gneezy, President and CEO of iBasis, Inc., a Delaware corporation, doing business in Burlington, Massachusetts, certify that:

1.  I have reviewed this quarterly report of Form 10-Q of iBasis, Inc.;

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5.  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls.

6.  The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 14, 2002	/s/ Ofer Gneezy
(Date)	Ofer Gneezy Chief Executive Officer
(Principal Executive Officer)

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO SECTION 302
OF THE SARBANES-OXLEY ACT OF 2002

Quarterly Certification

Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Richard Tennant, Chief Financial Officer of iBasis, Inc., a Delaware corporation, doing business in Burlington, Massachusetts, certify that:

1.  I have reviewed this quarterly report of Form 10-Q of iBasis, Inc.;

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5.  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls.

6.  The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 14, 2002	/s/ Richard Tennant
(Date)	Richard Tennant Chief Financial Officer
(Principal Financial Officer)