Form 10-K
period 2002-12-31
IBASIS INC
filed 2003-03-26
CIK 1091756

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

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

(Title of Class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-X is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes ☐    No ☒

The aggregate market value of the registrant's common stock, $0.001 par value per share ("Common Stock"), held by non-affiliates of the registrant as of June 28, 2002 was approximately $14,383,123 based on 38,873,307 shares held by such non-affiliates at the closing price of a share of Common Stock of $0.37 as reported on the Nasdaq National Market on such date. Affiliates of the Company (defined as officers, directors and owners of 10 percent or more of the outstanding share of Common Stock) owned 6,788,601 shares of Common Stock outstanding on such date. The number of outstanding shares of Common Stock of the Company on March 18, 2003 was 44,649,942.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held on May 29, 2003, are incorporated by reference into Part III hereof. With the exception of the portions of such Proxy Statement expressly incorporated into this Annual Report on Form 10-K by reference, such Proxy Statement shall not be deemed filed as part of this Annual Report on Form 10-K.

iBASIS, INC.

FORM 10-K
For the Year Ended December 31, 2002

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

PART I

Item 1.    Business

Company Overview

iBasis is a leading provider of advanced Internet-based communications services that enable retail-level telecoms to offer international voice, fax and other services. Our business joins the flexibility and power of the Internet with the explosive growth in international communications. By outsourcing the delivery of international communications services to iBasis, our customers are able to lower costs and to generate new revenue while maintaining service quality comparable to that of traditional voice networks.

In 2002, iBasis refocused on its core wholesale international business and sold two enhanced services business units that provided messaging and speech solution services.

Industry Overview

Market Overview.    The international voice and fax traffic market is estimated to be worth more than US$60 billion. We believe that this market will continue to grow as countries around the world continue to deregulate their telecommunication markets, prices fall and underlying trends in migration and economic integration drive fundamental demand.

Global deregulation combined with rapid technological advances has enabled the emergence of many new communications service providers in dozens of local markets. In their efforts to remain competitive, national carriers are focusing their capital spending on 'last-mile' services such as fixed-line, wireless, and cable that account for the most of their revenues. Consequently, communications service providers are looking for ways to expand their ability to serve all of their customers' telecoms needs, while simultaneously reducing the cost of providing international services. Increasingly, the world's carriers are seeking to outsource international voice traffic to efficient Voice over Internet Protocol or VoIP networks, such as The iBasis Network™, whose inherently lower infrastructure and transport costs improve a carrier's competitiveness and bottom line, without compromising service quality.

Emergence of Internet Telephony.    Although it has been possible to transmit VoIP since 1995, only recently has the technology improved such that phone-to-phone calls can be transmitted over data networks with quality nearly indistinguishable from that of traditional voice networks. International VoIP traffic has grown rapidly; according to industry analyst, TeleGeography, traffic grew from 1.6 billion minutes in 1999 to 5.3 billion in 2000, to 9.9 billion in 2001, and was forecast to reach 18 billion in 2002.

Internet telephony's principal benefits are:

  •
  Cost Advantage from Internet Transport. Traditional voice networks use circuit-switching technology, which establishes dedicated channels between an originating and terminating point for the duration of a call. Physical facilities (typically fiber and associated equipment) are dedicated to voice traffic between switching nodes, regardless of changes in demand. In contrast, Internet telephony is based on packet-switching technology. This technology completes a call by digitizing and dividing a speaker's voice into small packets that travel to their destination along lines carrying packets of other Internet traffic, in much the same way as email travels. Using a network of service facilities connected to the public Internet for transport is less costly than building a dedicated network as our calls share the Internet with other traffic.

  •
  Cost Advantage from IP Technology. Internet telephony gateway equipment that is used to convert and route phone calls over the Internet is less expensive and requires less physical space in telecom facilities than traditional telecommunications equipment.

  •
  Cost Advantage from Bypass of International Settlement Rates. Traditional international long distance calls are completed through international toll switches that provide access to the terminating network. These networks are often owned by government bodies or telecommunications carriers who charge settlement rates (or tariffs) well in excess of costs. Although these fees are being reduced in many countries as industry deregulation continues, these charges remain significant. Calls routed over the Internet bypass these toll switches, avoiding a significant portion of these fees, which further lowers the cost of completing such calls.

  •
  Positioning for New Services. In contrast to the closed, proprietary structure inherent in a traditional circuit-switched voice network, Internet telephony embraces an open architecture and open standards, which facilitates innovation at lower cost. Traditional voice networks have been designed specifically to provide one basic service, making it difficult and costly to introduce new services over those networks and their proprietary platforms. As data networks convert all services into data packets, new services are delivered from industry standard servers, integrating the Internet with the revolution in commodity computing.

Outsourcing Internet Telephony services.    Given the advantages, many carriers have begun to carry some portion of their voice traffic over IP networks. Despite the move by some large carriers to develop their own international VoIP infrastructures, carriers have been more interested in outsourcing international traffic to providers such as iBasis. The reasons for the preference to outsource international traffic include:

  •
  the relatively low percentage of revenue that international service represents for many large carriers;

  •
  the disproportionate cost and complexity of deploying and supporting international service infrastructure as compared with domestic investment opportunities;

  •
  a hesitation to build new networks and cannibalize traffic from their traditional voice networks;

  •
  concerns over sufficient in-house VoIP expertise to ensure that voice quality and network reliability are comparable to that of the public-switched telephone network, especially when routing traffic over the Internet versus private networks; and

  •
  generally reduced capital budgets for network investment of any kind.

iBasis Services and Solutions

iBasis wholesale international Internet telephony enables carriers and other communications service providers to outsource international voice and fax traffic, substantially lowering their transport and service support costs, without compromising quality. We provide our carrier customers access to The iBasis Network, our international Internet telephony network, through "Internet Central Offices" or "ICOs" and "Internet Branch Offices" or "IBOs" as described below under the section captioned "The iBasis Network". ICOs are strategically located in major telecommunications hubs in the U.S., Asia, and Europe. Our services provide the following key benefits to our customers:

High Quality Call Completion.    Our network, monitoring and management technologies enable us to complete international voice and fax calls with quality comparable to that of traditional circuit-switched voice networks. This high quality is reflected in the fact that carriers choose to provide our Internet telephony services to their retail customers undifferentiated from their traditional services. We achieve high quality over the Internet through a variety of controls and technologies. At our 24x7, expert-staffed global Network Operations Centers (NOCs) in Burlington, Massachusetts, USA and Hong Kong, we are able to monitor our carrier customers' voice traffic and add/remove routing choices according to real time performance. Using our patent-pending Assured Quality Routing® technology, we dynamically route customers' traffic over multiple Internet backbones, completing calls on our partners' phone networks in destination countries.

Cost Effective Solutions.    Our call transport costs are lower because packet switching is more efficient than traditional circuit-switching. Because we use the Internet, rather than a private IP network, to deliver international voice traffic, we have greater infrastructure flexibility and lower costs than service providers that employ dedicated point-to-point connections. VoIP equipment is less costly and has lower facilities costs (due to its smaller physical footprint) than equivalent capacity circuit-switched equipment. We offer an open, scalable architecture that enables carriers and communications service providers to connect within a short period of time and without investment or special expertise. An additional advantage derives from our ability to bypass many of the international tariffs or settlement rates associated with some international traffic carried over circuit-switched voice networks, which produces additional cost savings. Our enhanced services—IP Call Card, ConnectPoint® Global Access—all build upon the underlying network to create cost effective value-added solutions for our customers.

Simple Value Propositions that Reduce Complexity and Solve Current Customer Problems.    In the current global telecom environment, carriers are spending money only on what is necessary for their immediate business plans. The iBasis service portfolio does not rely on expectations that customers will choose to begin and will be successful with new services. While some customers buy our routes individually, some customers give to iBasis all of their international traffic which they pick-up as a "byproduct" of their locally-focused operations. We help them do the 'small but essential' job of terminating their international traffic—conveniently and effectively. Likewise, our customers find themselves with rapidly growing demand for prepay and audio-conferencing services where outsourcing to iBasis enables them to eliminate an old-technology audio-conferencing platform or to quickly create an option for customers to prepay while the market window still exists, all without expenditure of generally scarce capital. ConnectPoint Global Access provides customers local access numbers in countries around the world, delivering traffic across our network to a central point(s). The service enables our customers' customers to easily access resources (such as an out-of-country call center) that would otherwise require an international long distance direct dial or an international toll free call. ConnectPoint saves our customers the time and cost of developing their own global arrangements for local access and transport to the central point(s).

The iBasis Network

The iBasis Network is the company's growing international network, over which it delivers large volumes of high quality international voice, fax and enhanced services at significant cost savings to its customers. iBasis transported almost 2.6 billion minutes of traffic over its network in 2002, a traffic volume that would position iBasis among the fifteen largest carriers of international traffic in the world, based on global traffic statistics contained in the industry analyst publication TeleGeography 2003. At year-end 2002 there were 771 Points of Presence—generally referred to as POPs—in 85 countries. POPs designate points where the iBasis network connects to local telephone networks for call origination or termination.

In 2002, we completed the deployment of our next generation switchless architecture, leveraging our existing Cisco AS5000 gateways and SC 2200 SS7 technology, as well as new patent-pending iBasis technology for quality management and advanced routing. Our Assured Quality Routing® and PathEngine™ technology enable ongoing monitoring of network quality and automatic selection of best quality routes based on near real-time performance data. The new architecture provides iBasis significant savings in operational costs and capital expense by eliminating the need for costly telecommunications switches and other equipment and connectivity in central offices. It also has enabled iBasis to simplify provisioning, real-time route monitoring, and network management by decreasing the number of network components involved in carrying a call. The result for iBasis customers is higher voice quality, call completion and call duration.

The iBasis Network consists of four principal elements:

  •
  Internet Central Offices (ICOs) and Internet Branch Offices (IBOs) that convert circuit-switched voice traffic into data for transmission and reception over the Internet or vice versa;

  •
  the transmission medium, which is principally the Internet;

  •
  Assured Quality Routing® (AQR), our proprietary traffic monitoring and routing management software; and

  •
  our network operations centers (NOCs), from which we oversee and coordinate the operation of the ICOs and IBOs.

Internet Central Offices and Internet Branch Offices.    Our customers can interconnect with our network by connecting dedicated voice circuits from their facilities to one of our ICOs, which are strategically located in Amsterdam, Frankfurt, Hong Kong, London, Los Angeles, New York, Paris, and Tokyo. Alternatively, our customers may elect to install an iBasis IBO at their facilities. ICOs and IBOs receive calls directly from a local carrier's switched network. VoIP gateways in each ICO or IBO digitize, compress and packetize voice and fax calls and then transmit them over the Internet. At the destination, another ICO or IBO reverses the process and the call is switched back from the Internet to a local carrier's circuit-switched network in the destination country. Some of our customers and termination partners have their own VoIP gateway equipment—we generally interconnect with these customers and partners via the Internet. As this trend progresses, our already asset-effective business model gains further strength, as iBasis no longer bears all the cost of converting calls between traditional voice network and the Internet and dedicated physical circuit-switched interconnects are eliminated altogether.

The Internet.    We use the Internet to transmit the substantial majority of our voice and fax traffic because of its global coverage, low cost and flexible connectivity. As a result, we have avoided the expense and delay of deploying and maintaining a private, dedicated network of fiber and cable connections. In addition, because we do not have fixed, point-to-point connections, we can adapt to changes in international traffic flows rapidly and at minimal cost. We effectively address the challenges of using the Internet for high quality, real-time voice communications by:

  •
  selecting only high quality, service-oriented Internet service providers as our vendors;

  •
  purchasing multiple, high-speed connections into the Internet backbone; and

  •
  continuously monitoring the quality of the connections between our PoPs and the Internet.

In certain infrequent circumstances we use private leased lines or traditional circuit-based voice networks to terminate traffic to destinations where there is insufficient Internet bandwidth available to meet our quality standards.

Assured Quality Routing.    We have deployed a proprietary patent-pending system of tools — collectively known as, Assured Quality Routing to maintain high quality service over the Internet. AQR optimizes the quality of calls placed over The iBasis Network by integrating quality parameters into routing decisions. These parameters include measures of quality that are of direct importance to carriers including call duration, call completion and post-dial delay as well as underlying determinants of successful data transmission, namely packet loss, jitter and latency. AQR automatically reroutes traffic in anticipation of quality dropping below specific thresholds, sending subsequent calls through another Internet path, to an alternative terminating IP partner or to a circuit-switched backup vendor if necessary.

Global Network Operations Centers.    We manage our network and implement AQR through our network operations centers (NOCs). iBasis NOCs use leading network management tools from Hewlett-

Packard and a number of other vendors, which are integrated with our AQR systems to enable us to monitor, test and diagnose all components of The iBasis Network. NOCs in Burlington, Massachusetts and Hong Kong are staffed by network and traffic engineers to provide expert coverage 7 days a week, 24 hours a day, 365 days of the year, and are equipped with:

  •
  tools that support the monitoring and analysis of various components of The iBasis Network to identify and address potential network problems before they affect our customers;

  •
  system redundancy, including power back-up; and

  •
  a help desk that allows us to respond quickly to our customer's needs and concerns.

Markets and Customers

Our customer base can be segregated by size into Tier 1, Tier 2 and Tier 3 carriers. Generally, Tier 1 carriers are large domestic and international carriers, such as AT&T, WorldCom, Sprint, Cable & Wireless, and certain government-affiliated or privatized dominant carriers, such as the Japanese telecommunications carrier KDD. Tier 1 carriers generally have annual revenues in excess of $2 billion. Tier 2 carriers have revenues generally in the range of $750 million to $2 billion, but have fewer direct operating agreements with other carriers and fewer international facilities. Tier 3 carriers are typically switch-based resellers with revenues of less than $750 million.

The majority of traffic carried over The iBasis Network is from Tier 1 carriers. In the fourth quarter of 2002, Tier 1 carriers, the world's largest and most demanding carriers, accounted for 72 percent of our traffic. The ability to provide quality call completion consistently acceptable to Tier 1 carriers is of vital importance because these carriers control the vast majority of the world's retail traffic. Tier 1 carriers will continue to be a main area of focus for our sales force.

During 2002, the proportion of our traffic origination from outside of the United States continued to grow to 49% of total revenue and 41% of total traffic in the fourth quarter. Non-U.S. origination generally produces higher margins than US-originated traffic. As of December 31, 2002, iBasis provided services to more than 170 carriers worldwide and only one carrier, Qwest Communications, accounted for more than 10 percent of our sales revenues for the year. No carrier represented greater than 10% of our sales in the fourth quarter of 2002. For further discussion of our revenues related to customers in other countries and other geographic information, please refer to Note 9 to our consolidated financial statements.

In countries where we terminate our traffic, we have established relationships with local service providers that have strong local market expertise and relationships. Some of our overseas partners are very large, well-established national carriers. Others are emerging carriers or Internet Service Providers (ISPs) who are able to provide the interconnection necessary to terminate minutes for us in their country.

Increasingly, traffic flows are becoming reciprocal—formerly distinct customers and suppliers are becoming "trading-partners"—as deregulation and competition erode the distinction between the business models of our customers and suppliers. iBasis expects continued growth in both size and profitability as this trend progresses and we further consolidate our position as a leading carrier that interconnects the world's local service providers.

Sales and Marketing

Sales Strategy.    Our sales efforts for Internet telephony target leading telecommunications carriers globally. Our sales force is composed of experienced personnel with well-established relationships in the telecommunications industry, based in key markets worldwide and typically responsible for business development in a small number of countries regionally. Our sales process often involves a test by our potential customers of our services in which they route traffic over our network to a particular country. Our experience to date has been that once a carrier has begun to use our network for a single country and finds our quality to be acceptable, the sales process for increasing the volume of traffic they send to us and growing the number of destinations for which they use our network becomes incrementally easier.

We also seek to establish and grow relationships with service providers that can terminate the local leg of international calls. We believe that our ability to deliver a high volume of minutes makes us an attractive potential partner for local service providers.

As deregulation and competition push all local service providers to both originate and terminate as much traffic as possible on their local networks, iBasis will increasingly enjoy "reciprocal" relationships with the providers with which we do business, further improving sales productivity.

We have offices providing sales coverage in Europe, Africa, the Middle East, Latin America, the Caribbean, the Asia-Pacific region, and North America.

Marketing Strategy.    iBasis seeks to attract termination partners as well as customers and consequently addresses its marketing efforts to both. Most retail origination is controlled by the largest (Tier 1) retail carriers. iBasis believes that we have largely achieved our primary marketing objectives of awareness and acceptance among much of this customer segment, as evidenced by our penetration of these carriers, particularly in the United States, Western Europe and China. We will continue to reinforce our brand presence with this segment in 2003 to help increase our share of their international traffic. Also, we will concentrate on state-owned carriers, known as PTTs—in Asia and in developing economies generally—whom we view as natural customers. While we increasingly expect our customers to also be our termination partners, local circumstances in many countries still are such that iBasis looks to partner with ISPs, new Competitive Local Exchange Carriers (CLECs) and specialist termination providers. Unlike marketing to the well-known Tier 1 carriers, iBasis actively identifies and attracts smaller termination partners in many countries, many of which are start-ups formed specifically to terminate international traffic. Our marketing plan includes public relations activity, outreach with industry analysts and the trade press, participation in industry trade shows and conferences, targeted mailings and a comprehensive Website. We expect our Web-based marketing efforts to continue to increase in prominence in attracting and qualifying leads.

Strategic Technology Relationships

Strategic technology relationships are important because they give us early access to new technologies, a voice in vendors' development direction and because strategic partners engage with us in support of our sales and marketing programs.

Cisco Systems

Since its founding in 1996, iBasis has maintained a strong, strategic technology and business relationship with Cisco Systems. The iBasis Network is the largest international Cisco Powered Network™ for Internet telephony. This designation means that The iBasis Network is built end-to-end with Cisco products and technologies, and meets a high standard of reliability and performance. As a Cisco Powered Network, we have enhanced access to Cisco technical resources and are able to more quickly deliver new capabilities and service features. We have regularly engaged in numerous early field trials of Cisco VoIP technologies, during which we gain experience with new features before they are available to the marketplace. We have also conducted joint sales and marketing activities with Cisco. Our management team regularly meets with Cisco executives at Cisco's Executive Briefing Center. iBasis is a founding member of Cisco's Service Carrier Community, a program that helps connect us to potential business development opportunities with other VoIP carriers.

Competition

As described more completely in the section captioned "Risk Factors," the market for international voice and fax call completion services is highly competitive. We face competition from a variety of sources including large internationally-oriented service providers with more resources, longer operating histories and more established positions in the telecommunications marketplace, some of whom have begun to develop Internet telephony capabilities. We also compete with smaller companies, including those that may be specialists in just one or two routes. We also compete against our customers' ability to carry traffic themselves, whereby either retail carriers develop their own international networks or interconnect with one another and exchange international traffic by "meeting" in a major telecoms hub, such as London. We compete principally on quality of service and price. Although the market for wholesale international traffic is highly competitive and will almost certainly remain so, we believe that our brand-strength, customer base, established global distribution and patented ability to manage traffic across the (low-cost) Internet, while maintaining required quality, collectively represent a competitive advantage that will allow us to continue expanding both volumes and margins.

Government Regulation

As more fully described in the "Risk Factors", our business is subject to U.S. and foreign laws, which may include those relating to telecommunications.

We believe that under United States law, the Internet-related services that we provide constitute information services, rather than telecommunications services. As such, our services are generally not regulated by the U.S. Federal Communications Commission or state agencies responsible for regulating telecommunications carriers. However, aspects of our operations not wholly related to the Internet may be subject to state or federal regulation such as regulations governing, among other things, licensing, universal service funding, confidentiality of communications, copyright and excise taxes.

The regulatory treatment of Internet telephony and other iBasis services varies widely among other countries and is subject to constant change. Until recently, most countries did not have regulations addressing Internet telephony or other VoIP services such as calling cards, in some cases classifying these services as unregulated enhanced services. As the Internet telephony market has grown and matured, increasing numbers of regulators have begun to reconsider whether to regulate Internet telephony and other VoIP services. Some countries currently impose little or no regulation on Internet telephony or VoIP services. Conversely, other countries that prohibit or limit competition for traditional voice telephony services generally do not permit Internet telephony or VoIP services or strictly limit the terms under which such services may be provided. Still other countries regulate Internet telephony and VoIP services like traditional voice telephony services, requiring Internet telephony companies to obtain licenses, incorporate local subsidiaries, make universal service contributions and pay other taxes.

We have advocated and supported deregulation for free and open market competition in a variety of countries.

Intellectual Property

We regard our copyrights, service marks, trademarks, trade dress, trade secrets, patents, patent applications and similar intellectual property as critical to our success and we rely on trademark and copyright law, trade secret protection and confidentiality and/or license agreements with our employees, customers, partners and others to protect our proprietary rights. We intend to rely on patent law and confidentiality and/or license agreements with our employees, customers, partners and others to protect our proprietary rights in such patents and patent applications. We have filed several patents for The iBasis Network and other inventions related to our business. We pursue the registration of our trademarks and service marks in the United States and overseas. We have been granted trademark registration for the marks iBasis, Assured Quality Routing, and ConnectPoint in the United States, and iBasis in the European community and have pending registration applications for other service marks.

Employees

As of December 31, 2002, we employed 209 people. Our employees are not represented by a labor union and we consider our relations with our employees to be good.

Geographic Areas

For financial information about geographic areas, including information about revenues and long-lived assets, see Note 9. "Segment and Geographic Information" to our Consolidated Financial Statements.

Item 2.    Properties

We lease the following facilities:

Location	Square Footage	Expiration of Lease	Facility Use
Burlington, MA	59,734	Various, 2003-2005	Office space and a global network operations center
New York, NY	11,654	Various, 2008-2010	House telecommunications equipment
Miami, FL	10,500	February 2010	Vacant
Hong Kong, China	6,446	October 2003	Office space and a global network operations center
Los Angeles, CA	3,156	April 2008	House telecommunications equipment

In addition to the facilities listed above, we have obtained collocation space in special facilities around the world that are dedicated to housing equipment of multiple competitive telephony carriers. We lease these smaller spaces to house Internet routing and related equipment. We lease collocation space in Amsterdam, Frankfurt, Hong Kong, London, Paris, and Tokyo. We also rent smaller office space in London and Beijing. We believe that our existing facilities are adequate for our current needs and that suitable additional or alternative space will be available in the future on commercially reasonable terms.

Item 3.    Legal Proceedings

In addition to litigation that we have initiated or responded to in the ordinary course of business, we are currently party to the following potentially material legal proceedings:

Beginning August 1, 2001, we were served with several class action complaints that were filed in the United States District Court for the Southern District of New York against us and several of our officers, directors, and former officers and directors, as well as against the investment banking firms that underwrote our November 11, 1999 initial public offering of common stock and our March 9, 2000 secondary offering of common stock. The complaints were filed on behalf of persons who purchased our common stock during different time periods, all beginning on or after November 10, 1999 and ending on or before December 6, 2000. The complaints are similar to each other and to hundreds of other complaints filed recently against other issuers and their underwriters, and allege violations of the Securities Act of 1933 and the Securities Exchange Act of 1934 primarily based on the assertion that there was undisclosed compensation received by our underwriters in connection with our public offerings. The plaintiffs are seeking an as-yet undetermined amount of monetary damages in relation to these claims. On September 4, 2001, the cases against iBasis were consolidated. On October 9, 2002, the individual defendants were dismissed from the litigation by stipulation and without prejudice. Although iBasis has not filed an answer in any of these matters, iBasis believes that it and the individual defendants have meritorious defenses to the claims made in the complaints and intends to contest the lawsuits vigorously. In doing so or deciding whether to pursue a settlement, we will consider, among other factors, the substantial costs and the diversion of our management's attention and resources that would be required by litigation. We cannot assure you that we will be successful should we decide to litigate. In addition, even though we have insurance and contractual protections that could cover some or all of the potential damages in these cases, or amounts that we might have to pay in settlement of these cases, an adverse resolution of one or more of these lawsuits could have a material adverse affect on our financial position and results of operations in the period in which the lawsuits are resolved. We are not presently able to estimate potential losses, if any, related to the lawsuits.

We have also received claims including lawsuits from estates of bankrupt companies alleging that we received preferential payments from such companies prior to their bankruptcy filings. We intend to employ all available defenses in contesting such claims. The results of any suit may have a material adverse affect on our business.

Item 4.    Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.    Market for the Registrant's Common Equity and Related Stockholder Matters

Market Information

Our common stock began trading publicly on the Nasdaq National Market on November 10, 1999 and was traded under the symbol "IBAS." On November 13, 2002, we received a determination from Nasdaq that shares of our common stock would no longer trade on the Nasdaq National Market because we failed to meet certain minimum listing requirements. Our common stock began trading on the Nasdaq operated Over-the-Counter Bulletin Board on November 14, 2002 under the same symbol "IBAS." The following table shows the range of the high and low per share prices of our common stock, as reported by the Nasdaq National Market and the Over-the-Counter Bulletin Board for the period indicated. Over-the-Counter market quotations reflect interdealer prices, without retail mark-up, mark-down or commission and may not necessarily reflect actual transactions.

	High	Low
Fiscal 2002:
First Quarter	$1.78	$0.71
Second Quarter	1.10	0.31
Third Quarter	0.65	0.22
Fourth Quarter	0.55	0.20
Fiscal 2001:
First Quarter	$9.81	$2.53
Second Quarter	5.36	2.12
Third Quarter	4.24	0.41
Fourth Quarter	1.86	0.36

Holders

As of March 18, 2002, there were 250 stockholders of record. This does not reflect persons or entities who hold their stock in nominee or "street" name through various brokerage firms. We estimate that there are approximately 11,500 holders of iBasis stock.

Dividends

iBasis has never declared or paid cash dividends on its common stock. Our existing financing arrangements place restrictions on the Company's ability to pay cash dividends. iBasis intends to retain all future earnings to finance future growth, and, therefore, does not anticipate paying any cash dividends in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

As of the year ended December 31, 2002, the following securities were authorized for issuance under our equity compensation plans:

Plan category	Number of securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of options remaining available for future issuance under equity compensation plans (excluding options reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,555,641	$2.67	6,444,359
Equity compensation plans not approved by security holders	None	N/A	N/A

Total	2,555,641	$2.67	6,444,359

Item 6.    Selected Financial Data

The following historical selected financial information of iBasis is qualified by reference to, and should be read in conjunction with, the consolidated financial statements and related notes included elsewhere in this document.

During July 2002, the Company sold its Speech Solutions Business. Accordingly, the Consolidated Statements of Operations have been reclassified to present the results of the Speech Solutions Business separately from continuing operations as discontinued operations. Furthermore, the assets and liabilities of the Speech Solutions Business are classified separately on the Consolidated Balance Sheet as of December 31, 2001.

	Year Ended December 31,
	2002	2001	2000	1999	1998
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Net revenue	$164,942	$110,180	$61,218	$19,417	$1,978
Cost and operating expenses:
Data communications and telecommunications	142,847	102,320	60,594	21,007	2,730
Research and development	17,781	23,939	15,168	6,183	1,674
Selling and marketing	11,279	20,323	19,352	5,568	1,160
General and administrative	24,185	25,563	18,596	5,111	1,365
Depreciation and amortization	31,871	32,364	15,718	2,997	364
Non-cash stock-based compensation	967	1,368	1,061	198	—
Loss on sale of messaging business	2,066	—	—	—	—
Restructuring costs	5,536	51,834	—	—	—
(Gain) loss on disposal of property and equipment	—	—	—	(15)	531

Total cost and operating expenses	236,532	257,711	130,489	41,049	7,824
Operating loss	(71,591)	(147,531)	(69,271)	(21,632)	(5,846)
Interest income	1,290	9,169	19,824	1,329	179
Interest expense	(11,608)	(16,518)	(12,844)	(836)	(53)
Other (expense), income net	(383)	(587)	—	3	(7)
Minority interest in loss of joint venture	—	—	—	49	—

Loss from continuing operations before extraordinary gain on repurchase of Convertible Subordinated Notes	(82,291)	(155,467)	(62,291)	(21,087)	(5,727)
Loss from discontinued operations	(65,222)	(49,771)	—	—	—

Loss before extraordinary gain on repurchase of Convertible Subordinated Notes and accretion of dividends on redeemable convertible preferred stock	(147,513)	(205,238)	(62,291)	(21,087)	(5,727)
Extraordinary gain on repurchase of Convertible Subordinated Notes	25,790	14,549	—	—	—

Net loss	(121,723)	(190,689)	(62,291)	(21,087)	(5,727)
Accretion of dividends on redeemable convertible preferred stock	—	—	—	(1,020)	(219)

Net loss applicable to common stockholders	$(121,723)	$(190,689)	$(62,291)	$(22,107)	$(5,946)

Pro forma net loss applicable to common stockholders				$(21,087)	$(5,727)

Basic and diluted net loss per share:
Loss applicable to common stockholders from continuing operations before extraordinary gain on repurchase of Convertible Subordinated Notes	$(1.82)	$(3.64)	$(1.85)	$(2.29)	$(0.99)
Loss from discontinued operations	(1.45)	(1.17)	—	—	—

Loss before extraordinary gain on repurchase of Convertible Subordinated Notes	(3.27)	(4.81)	(1.85)	(2.29)	(0.99)
Extraordinary gain on repurchase of Convertible Subordinated Notes	0.57	0.34	—	—	—

Basic and diluted net loss per share	$(2.70)	$(4.47)	$(1.85)	$(2.29)	$(0.99)

Basic and diluted weighted average common shares outstanding (1)	45,164	42,645	33,612	9,655	6,023

Pro forma basic and diluted net loss per share (1)(2)				$(0.89)	$(0.44)

Pro forma basic and diluted weighted average common shares outstanding (1)(2)				23,678	13,068

	December 31,
	2002	2001	2000	1999	1998
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents, restricted cash and marketable securities	$32,317	$118,690	$300,327	$123,666	$7,399
Working capital	19,638	155,509	258,513	27,915	4,241
Total assets	98,524	328,825	447,818	153,473	12,772
Long term debt, net of current portion	93,590	171,343	190,880	11,689	213
Total stockholders' (deficit) equity	(33,972)	86,717	206,896	126,904	(2,697)

(1)
Computed on the basis described in Note 2 of the notes to our consolidated financial statements appearing elsewhere in this annual report.
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

Overview

We are an international telecommunications carrier that utilizes the Internet to provide economical international telecommunications services to carriers and telephony resellers around the world. Our continuing operations consists of our VoIP business including incorporated subsidiaries around the world designed to enhance our global operations. We currently operate through various service agreements with local service providers in the United States, Europe, Asia, the Middle East, Latin America, Africa and Australia.

During July 2002, we sold our Speech Solutions Business. Accordingly, the Consolidated Statements of Operations have been reclassified to present the results of the Speech Solutions Business separately from continuing operations as discontinued operations. Furthermore, the assets and liabilities of the Speech Solutions Business are classified separately on the Consolidated Balance Sheet as of December 31, 2001.

Performance Highlights:

  •
  We refocused our core wholesale VoIP business in part through the sales of our messaging and speech solutions businesses;

  •
  For the full year 2002, revenue from continuing operations totaled $164.9 million, an increase of 50% over our full year 2001 revenue from continuing operations of $110.2 million;

  •
  Minutes of telephone calls carried over The iBasis Network increased to approximately 2.6 billion, almost double the minutes carried in 2001;

  •
  Gross margin (defined as net revenue less data communications and telecommunications expenses) increased dramatically during 2002 from approximately 10% in Q2 to 16% in Q4;

  •
  In Q4 2002 the percentage of iBasis traffic that was originated outside of the U.S. was 41% of all iBasis traffic, compared to 32% at the end of 2001 which is indicative of the increase in the breadth of our network;

  •
  We have established a strong customer base of Tier One carriers—72% of the traffic carried by iBasis in Q4 2002 was from Tier One carriers as compared to 59% for Q4 2001:

  •
  We continued a debt reduction program that was launched during Q4 of 2001. Since then, we have reduced our long-term debt by approximately $131 million. The program has included, subsequent to 2002, a series of exchanges of the company's Convertible Subordinated Notes for new debt instruments at 50% of the face value of the retired notes;

  •
  During 2002, we recorded a net aggregate restructuring charge of approximately $5.5 million relating to the write-down of our fixed assets in our Miami and Singapore Internet Central Offices, the anticipated costs of termination or negotiated settlement of certain related contractual obligations, and certain severance expenses directly associated with reductions in our workforce.

  •
  During the first and second quarter the Company had workforce reductions totalling approximately 80 employees, including 44 who left the Company as part of our June restructuring plan. In addition, 15 employees associated with our messaging business that was sold in the first quarter of 2002, were transferred to the acquirer of that business.

Critical Accounting Policies

Revenue Recognition.    Net revenue, which is derived from fees charged to terminate voice and fax services over our network, is recognized, net of reserves, when services are rendered and future collection of such amounts is reasonably assured. We reserve for potential billing disputes at the time revenue is recognized. This is a standard practice in the industry. Such disputes can result from disagreements with customers regarding the duration, destination or rates charged for each call.

Increased competition from other providers of telephony services could materially adversely affect revenue in future periods. The loss of a major customer could have a material adverse affect on our business, financial condition, operating results and future prospects.

Accounts Receivable.    We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and the customer's current credit worthiness, as determined by our review of their current credit information. We continuously monitor collections and payments from our customers and maintain a provision for estimated credit losses based upon our historical experience and any specific customer collection issues that we have identified. We have been able to mitigate our credit risk by using reciprocal arrangements with customers, who are also iBasis' suppliers, to offset our outstanding receivables. A majority of our accounts receivable are from international carriers. A significant change in the liquidity or financial position of our customers, or a change in the telecommunications industry, could have a material adverse impact on the collectability of our accounts receivables and our future operating results.

Impairment of Long Lived Assets.    Our long lived assets consist primarily of property and equipment. We have assessed the realizability of these assets and determined that there was no asset impairment as of December 31, 2002 for these assets. We do not anticipate impairment losses related to the assets in the future. As described in Note 3 to our Consolidated Financial Statements, during 2002, we sold our Speech Solutions Business. In connection with that sale, we recorded an impairment loss of approximately $57 million.

Restructuring Charges.    During 2002 and 2001, we recorded significant charges to operations in connection with our restructuring programs. The related reserves reflect estimates, including those pertaining to severance costs and facility exit costs. We reassess the reserve requirements to complete each restructuring program at the end of each reporting period. Actual experience may be different from these estimates.

Results from Continuing Operations

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

Net revenue.    Our primary source of revenue is the fees that we charge customers for completing voice and fax calls over our network. Revenue is dependent on the volume of voice and fax traffic carried over the network, which is measured in minutes. We charge our customers fees, per minute of traffic, that are dependent on the length and destination of the call and recognize this revenue in the period in which the call is completed.

Our net revenue increased by approximately $54.7 million to $164.9 million for 2002 from $110.2 million for 2001. The increase in revenue from 2001 was the result of an increase in traffic carried over our network to 2.6 billion minutes for 2002 from 1.4 billion minutes for 2001, offset by the decline in the average rate per minute. We do not expect our average rate per minute to significantly decline in the future.

Data communications and telecommunications expenses.    Data communications and telecommunications expenses are composed primarily of termination and circuit costs. Termination costs are paid to local service providers to terminate voice and fax calls received from our network. Terminating costs are negotiated with the local service provider. Should competition cause a decrease in the prices we charge our customers and, as a result, a decrease in our profit margins, our contracts provide us with the flexibility to renegotiate the per-minute termination fees. Circuit costs include charges for Internet access at our Internet Central Offices, fees for the connections between our Internet Central Offices and our customers and/or service provider partners, facilities charges for overseas Internet access and phone lines to the primary telecommunications carriers in particular countries, and charges for the limited number of dedicated international private line circuits we use.

Data communications and telecommunications expenses increased by $40.5 million to $142.8 million for 2002 from $102.3 million for 2001. The increase in data communications and telecommunications expense was primarily driven by the increase in traffic described above, offset by the decline in the average rate per minute. The largest component of the expense, termination costs, increased to $131.8 million for 2002 from $87.3 million for 2001. Circuit and other costs decreased to $11.0 million for 2002 from $15.0 million for 2001. The decrease in these circuit costs was due to our efforts to further improve our network operations and make it more cost efficient. We achieved cost savings by renegotiating prices with vendors and service provider partners, entering into more variable rather than fixed cost arrangements, reducing the number of service providers, conducting extensive studies of our circuit needs and eliminating under-utilized circuits by re-engineering more cost-effective solutions. As a percentage of net revenue, data communications and telecommunications expenses decreased to 87% for 2002 from 93% for 2001. We expect data communications and telecommunications expenses to continue to decrease as a percentage of net revenue as we further increase utilization and efficiency of our network and achieve economies of scale.

Research and development expenses.    Research and development expenses include the expenses associated with developing, operating, supporting and expanding our international and domestic network, expenses for improving and operating our global network operations centers, salaries, and payroll taxes and benefits paid for employees directly involved in the development and operation of our global network operations centers and the rest of our network. Also included in this category are research and development expenses that consist primarily of expenses incurred in enhancing, developing, updating and supporting our network and our proprietary software applications.

Research and development expenses decreased by $6.1 million to $17.8 million for 2002 from $23.9 million for 2001. This decrease in research and development expenses is due to the decreased expenditures related to the support of The iBasis Network, as well as a reduction in personnel costs due to workforce reductions in the first and second quarter of 2002. As a percentage of net revenue, research and development expenses decreased to 11% for 2002 from 22% for 2001. We expect that research and development expenses will remain constant and continue to decrease as a percentage of net revenue.

Selling and marketing expenses.    Selling and marketing expenses include expenses relating to the salaries, payroll taxes, benefits and commissions that we pay for sales personnel and the expenses associated with the development and implementation of our promotion and marketing campaigns. Selling and marketing expenses decreased by $9.0 million to $11.3 million for 2002 from $20.3 million for 2001. This decrease is primarily attributable to decreasing expenditures for selling, promotional and marketing activities, as well as workforce reductions in the first and second quarter of 2002. As a percentage of net revenue, selling and marketing expenses decreased to 7% for 2002 from 18% for 2001. We anticipate that selling and marketing expenses will remain relatively level in 2003 and will continue to decrease as a percentage of net revenue.

General and administrative expenses.    General and administrative expenses include salary, payroll tax and benefit expenses and related costs for general corporate functions, including executive management, finance and administration, legal and regulatory, facilities, information technology and human resources. General and administrative expenses decreased by $1.4 million to $24.2 million for 2002 from $25.6 million for 2001. During 2002, our cost reduction measures for general and administrative expenses included workforce reductions in the first and second quarter of 2002. These 2002 cost reductions were partially offset by a $0.9 million increase in bad debt expense primarily recorded in second quarter of 2002 to cover at risk accounts. As a percentage of net revenue, general and administrative expenses decreased to 15% for 2002 from 23% for 2001. We expect general and administrative expenses to decrease as a percentage of revenues as we leverage our current employee base through automation and other efficiency improvement projects.

Depreciation and amortization expenses.    Depreciation and amortization expenses decreased by $0.5 million to $31.9 million for 2002 from $32.4 million for 2001. This decrease was due to the reduction in historical cost value of our network equipment due to our agreement to settle the majority of our capital lease obligations with our primary equipment vendor (see Note 6) as well as the write-off of property and equipment as a part of our restructuring plans (see Note 11). As a percentage of net revenue, depreciation and amortization expenses decreased to 19% for 2002 from 29% for 2001. We expect depreciation and amortization expenses to decrease as a percentage of net revenues due to an expected increase in revenues, a decrease in future capital expenditures, an increase in fully depreciated assets and the decrease in the historical value of the underlying assets as a result of the reduction in capital lease obligations with our primary equipment vendor.

Non-cash stock-based compensation.    Non-cash stock-based compensation represents compensation expense incurred in connection with the grant of stock options to our employees with exercise prices less than the fair value of our common stock at the respective dates of grant. Such grants were either made prior to our initial public stock offering or were assumed in connection with our acquisition of PriceInteractive, Inc., and are being expensed over the vesting periods of the options granted. For 2002 and 2001, we recorded $1.0 million and $1.4 million, respectively, in non-cash stock-based compensation expense.

Loss on sale of messaging business.    In March 2002, we sold our messaging line of business to Call Sciences, an enhanced communications service provider. The sale included all of our messaging business, including, among other items, our Santa Clara, California data center, our customers, revenue streams, and customer prospects in exchange for $168,000 and a future royalty stream. During 2002, we recognized a loss on the sale of $2.1 million, net of the royalty stream.

Restructuring costs.    During 2002, we restructured to better align the organization and resources with our corporate strategy and recorded a net charge of totalling approximately $5.5 million. Included in the charges are the write-off of property and equipment, the termination of contractual obligations and, in Q2, employee severance.

The components of the restructuring and other non-recurring costs were as follows:

Write off of fixed assets and facilities costs	$2,427,162
Termination of contractual lease obligations	2,793,831
Employee severance costs	750,000
Less: Change in estimate of 2001 restructuring costs	(434,512)

Total restructuring and other non-recurring costs	$5,536,481

The fixed asset write-off is primarily related to the closure and abandonment of our Miami and Singapore internet central offices. The costs include the write-off of leasehold improvements as well as an estimated provision for termination costs for the facility space and telecommunication circuits. As we continue to focus on serving the largest international carriers, Tier One carriers, who tend to maintain greater geographic footprints, management approved a plan to close our Miami and Singapore Internet Central Offices and route traffic through our other central facilities. In addition, we wrote-off certain assets relating to our transitioning to a new switchless architecture in its VoIP network.

The employee severance costs resulted from a reduction in the workforce as the Company terminated 44 employees on June 28, 2002. Of these 44 people, 19 were within research and development, 10 were from sales and marketing and 15 were from general and administrative departments.

In addition our 2002 restructuring expense was reduced by a change in estimated restructuring costs relating to our 2001 restructuring and specifically related to a reduction in the estimated cost of terminating contractual lease obligations.

These cost reduction measures will be completed in the first quarter of 2003 and had a minimal impact on business operations during 2002.

Interest income.    Interest income is primarily composed of income earned on our cash and cash equivalents, restricted cash and marketable securities. Interest income decreased by $7.9 million to $1.3 million in 2002 and $9.2 million in 2001. This decrease was primarily attributable to a decrease in our cash and cash equivalents, restricted cash and marketable securities as well as a decline in interest rates.

Interest expense.    Interest expense is primarily composed of interest paid on the Convertible Subordinated Notes and various capital lease agreements established to finance a substantial majority of the hardware and software components of our network. Interest expense decreased by $4.9 million to $11.6 million in 2002 from $16.5 million in 2001. This decrease was attributable to reduced interest paid on capital equipment financing, the early extinguishment of $40.6 million of our Convertible Subordinated Notes and the early extinguishment of $50.8 million of our capital lease obligations (see Note 6). We expect interest expense to decrease in 2003 as current capital lease obligations mature and due to complete fiscal year impact of the early extinguishment of our convertible subordinated notes and capital lease obligations in 2003.

Loss from discontinued operations.    On July 15, 2002 we sold our Speech Solutions Business for $18.5 million in cash ($1.5 million of this amount is in escrow). Additionally, $8 million in earn-out payments may be earned upon the achievement of certain revenue milestones by the Speech Solutions Business in 2003, when the earn-out agreement terminates. The Company cannot be certain that any amounts will be earned in 2003 related to the earn-out. No earn-out payments were earned during 2002.

The operating loss and the loss on the disposal of the business totalled $65.2 million in 2002. The loss on the disposal of the discontinued operation of $58.9 million included the write-off of goodwill and other purchased intangibles of $57.3 million and costs to sell the operation of $1.6 million.

Extraordinary gain on repurchase of Convertible Subordinated Notes.    During 2002 and 2001, we recognized an extraordinary gain of $25.8 million and $14.5 million, respectively, in connection with the early extinguishment of $40.6 million and $20.8 million, respectively, of our Convertible Subordinated Notes. As described in Note 6 to our consolidated financial statements, we will record an additional gain on exchanges of our convertible subordinated notes during 2003.

Income Taxes.    We have not recorded an income tax benefit for the losses associated with its operating losses as it is more likely than not that those benefits will not be realized.

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

Net revenue.    Our net revenue increased by $49.0 million to $110.2 million for 2001 from $61.2 million for 2000. The increase in revenue from 2000 was the result of an increase in traffic carried over our network to 1.3 billion minutes for 2001 from 600 million minutes for 2000, offset by the decline in the average rate per minute.

Data communications and telecommunications expenses.    Data communications and telecommunications expenses increased by $41.7 million to $102.3 million for 2001 from $60.6 million for 2000. The increase in data communications and telecommunications expense was primarily driven by the increase in traffic described above, offset by the decline in the average rate per minute. Termination costs, the largest component of the expense, increased to $87.3 million in 2001 from $49.6 million in 2000. Circuit and other costs increased to $15.0 million for 2001 from $11.0 million for 2000. The decrease in these circuit costs was due to our efforts to further increase the efficiency of our network operations. As a percentage of net revenue, data communications and telecommunications expenses decreased to 93% for 2001 from 99% in 2000.

Research and development expenses.    Research and development expenses increased by $8.7 million to $23.9 million in 2001 from $15.2 million in 2000. This increase in research and development expenses is due principally to the expansion of The iBasis Network. As a percentage of net revenue, research and development expenses decreased to 22% for 2001 from 25% in 2000.

Selling and marketing expenses.    Selling and marketing expenses increased by $0.9 million to $20.3 million in 2001 from $19.4 million in 2000. This increase is primarily attributed to increased activity within our public relations program and to correspond with the expansion of the iBasis Network. As a percentage of net revenue, selling and marketing expenses decreased to 18% in 2001 from 32% in 2000.

General and administrative expenses.    General and administrative expenses increased by $7.0 million to $25.6 million in 2001 from $18.6 million in 2000. General and administrative expenses increased primarily due to charges for bad debt expense to build reserves that we believe will be sufficient to cover potential credit risk. As a percentage of net revenue, general and administrative expenses decreased to 23% in 2001 from 30% in 2000. We expect general and administrative expenses to decrease as a percentage of revenues as we leverage our current employee base through automation and other efficiency improvement projects.

Depreciation and amortization expenses.    Depreciation and amortization expenses increased by $16.7 million to $32.4 million in 2001 from $15.7 million in 2000. This increase resulted from additional purchases of capital equipment and software that were needed to support our expanded network. As a percentage of net revenue, depreciation and amortization expenses increased to 29% in 2001 from 26% in 2000.

Non-cash stock-based compensation.    Non-cash stock-based compensation represents compensation expense incurred in connection with the grant of stock options to our employees with exercise prices less than the fair value of our common stock at the respective dates of grant. Such grants were either made prior to our initial public stock offering or were assumed in connection with our acquisition of PriceInteractive, Inc. and are being expensed over the vesting periods of the options granted. For 2001 and 2000, we recorded $1.4 million and $1.1 million, respectively in non-cash stock-based compensation expense. The increase in non-cash stock-based compensation from 2000 to 2001 was due to our acquisition of PriceInteractive, Inc. in February 2001.

Restructuring costs.    During 2001, we announced a restructuring plan to better align the organization with our corporate strategy and recorded a charge of approximately $51.8 million in accordance with management plans as approved by the Board of Directors.

The components of the restructuring charge were as follows:

Write-off of property and equipment	$42,629,436
Termination of contractual obligations	7,441,837
Employee severance costs	1,763,045

Total	$51,834,318

The fixed asset write-off relates primarily to the abandonment of particular equipment in a number of network data centers and ICOs. As a result of adopting the Openwave platform for our unified messaging business, certain equipment, which was previously deployed in our New York City and Cambridge, Massachusetts data centers, was no longer required. In addition, the write-down of equipment at ICOs is related to our increasing focus within our wholesale VoIP business on serving the largest international, Tier 1 carriers. Large international carriers tend to maintain greater geographic footprints and the ability to cost efficiently connect their networks to our network. As a result, the equipment located in some of our ICOs is no longer required and has therefore been written down to its estimated net realizable value.

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

These cost reduction measures were completed during 2002 and did not affect business operations during either 2002 or 2001. The total cash impact of the restructuring was approximately $9.2 million, of which, $5.7 million was paid during 2001 while the remaining $3.5 million was paid by the end of the second quarter of 2002. Management believes that these measures have better positioned the organization to meet its strategic goals.

Interest income.    Interest income is primarily composed of income earned on our cash, cash equivalents and marketable securities. Interest income decreased by $10.7 million to $9.2 in 2001 from $19.8 million in 2000. This decrease was primarily attributable to a decrease in our cash, cash equivalents and marketable securities as well as a decline in interest rates.

Interest expense.    Interest expense is primarily composed of interest paid on the Convertible Subordinated Notes and various capital lease agreements established to finance a substantial majority of the hardware and software components of our network. Interest expense increased to $16.5 million for 2001 from $12.9 million for 2000. This increase was attributable to interest paid on Convertible

Subordinated Notes, which were issued in March 2000 as well as interest paid on capital equipment financing.

Loss from discontinued operations.    Loss on discontinued operations represents the operations of the Company's Speech Solutions Business which was sold during July, 2002. Approximately $24.4 million of the $49.8 million represents the write-off of in-process research and development acquired in the acquisition of the Speech Solutions Business. Further, approximately $27.5 million of the loss represents depreciation related to fixed assets and amortization of intangible assets of the Speech Solutions Business.

Extraordinary gain on repurchase of Convertible Subordinated Notes.    During the fourth quarter of 2001, we recognized an extraordinary after-tax gain of $14.5 million in connection with the early extinguishment of $20.8 million of our Convertible Subordinated Notes.

Income Taxes.    We have not recorded an income tax benefit for the losses associated with its operating losses as it is more likely than not that those benefits will not be realized.

Liquidity and Capital Resources

Our principal capital and liquidity needs historically have related to the development of our network infrastructure, our sales and marketing activities, research and development expenses, and general capital needs. Our capital needs have been met, in large part, from the net proceeds from public offerings of common stock and Convertible Subordinated Notes. In addition, we have also met our capital needs through vendor capital leases and other equipment financings. We expect to continue to utilize equipment financing in the future to partially fund our capital equipment needs.

Net cash used in continuing operating activities was $43.0 million and $68.4 million for 2002 and 2001, respectively. Cash used in continuing operating activities for both years was principally related to the cash necessary to fund our operating losses.

Net cash used in discontinued operating activities was $1.9 million and $13.3 million for 2002 and 2001, respectively.

Net cash provided by investing activities was $46.6 million for 2002, which was primarily related to the sale and maturity of marketable securities, which generated $34.0 million in cash, and the $17.0 million in proceeds received from the sale of the Speech Solutions Business. The Company expended $5.6 million in cash for capital expenditures. Net cash provided by investing activities was $15.1 million for 2001. This primarily reflected $38.1 million in cash paid for the acquisition of PriceInteractive, and $35.1 million used to purchase capital equipment, which partially offset the sale and maturity of marketable securities, which generated $58.1 million in cash.

Net cash used in financing activities was $45.2 million for 2002. This primarily reflects $14.0 million in cash utilized to repurchase $40.6 million face value of the our Convertible Subordinated Notes, and $38.9 million used for payments of our capital lease and other debt obligations including the early extinguishment of certain capital lease obligations, which utilized $28.5 million in cash. In the fourth quarter, we borrowed $2.3 million under a revised credit agreement. This credit agreement did not require cash collateral and, therefore, $8.9 million of previously restricted cash is reported as a cash inflow due to the termination of this collateral requirement.

On November 13, 2002, we received a determination from Nasdaq that shares of our common stock would no longer trade on the Nasdaq National Market because we failed to meet certain minimum listing requirements. Our common stock began trading on the Nasdaq operated Over-the-Counter Bulletin Board on November 14, 2002 under the symbol "IBAS." This transition may have an impact on our ability to obtain future equity financing.

Throughout 2001 and 2002, management has taken a series of actions to reduce operating expenses and to restructure operations, which consisted primarily of reductions in workforce, the consolidation of internet central offices, the sale of the messaging business the sale of the Speech Solutions Business and the settlement of certain capital lease agreements. Moreover, management continues to control operating expenses and capital expenditures as well as to monitor and manage accounts payable and accounts receivable in order to fund us until we reach profitability.

Management's plans include the:

  •
  aggressive management of credit risk

  •
  monitoring and reduction of capital expenditures

  •
  monitoring and reduction of selling, general and administrative expenses

  •
  offsetting of accounts receivable and accounts payable balances with carriers

  •
  reduction in circuit costs as a result of improving network utilization

  •
  use of our new switchless architecture which eliminates the need for costly telecommunications switches and other equipment

  •
  exploration of alternative financing arrangements to partially replace or supplement those currently in place in order to provide us with long-term financing to support our working capital needs.

On August 5, 2002 we completed an agreement with our primary equipment vendor to reduce our capital lease obligations and related future cash commitments. Under the terms of the agreement, we paid our vendor $28.5 million in exchange for the elimination of $50.8 million in existing vendor debt, $9.0 million in future interest obligations (assuming the debt was held to maturity) and $4.0 million in tax and other obligations for a total of $63.8 million of future obligations. The difference between the cash paid and the recorded outstanding obligation on that date was accounted for as a reduction in the carrying value of the underlying capital assets. This transaction reduced interest expense by $2.5 million and depreciation and amortization by $3.3 million in the months subsequent to the transaction from the amounts that would have otherwise been recognized in 2002.

We lease equipment from various vendors under master agreements and multiple sublease agreements. Each of the multiple equipment leases specifies its own term, rate and payment schedule, depending upon the value and amount of equipment leased. Based upon existing lease agreements, we anticipate cash payments of approximately $8.8 million as repayment of these obligations with $6.1 million to be paid in 2003.

On December 30, 2002, we entered into two secured line of credit agreements (the "2002 Credit Lines") with the Silicon Valley Bank (the "Bank") providing a total available line of credit of $15 million which replaced our previous credit facilities and $4.0 million term loan. The maximum aggregate borrowings outstanding at any one time is limited to the lesser of $15.0 million or the specified borrowing base. The borrowing base is equal to 75% or 70% of eligible receivables, as defined in the agreements. Letters of credit drawn under this agreement will reduce the maximum borrowings available to us. Borrowings under these lines of credit bear interest at the Bank's prime rate plus 1% and are collateralized by substantially all of our assets. The credit lines require us to comply with various financial and non-financial covenants, including the maintenance of certain minimum financial ratios and restrictions on the payment of cash dividends. These agreements mature on December 29, 2004. At December 31, 2002, under the 2002 credit lines we borrowed $2.3 million, had issued and outstanding under these credit lines letters of credit totaling $3.3 million and $6.5 million was available for borrowings based upon our estimate of eligible receivables as defined by the 2002 credit lines agreements. On December 30, 2002, in conjunction with these agreements, we issued a five-year warrant to the Bank for the purchase of 337,500 shares of our common stock at an exercise price of $0.337 per share.

Subsequent Events—During the first quarter of 2003 we entered into agreements with principal holders of the Company's 5.75% Convertible Subordinated Notes which resulted in the retirement of $38.2 million of the notes in exchange for a new debt instrument at 50% of the face value of the retired notes.

Under the terms of the agreements, the bond holders surrendered an aggregate principal amount of $38.2 million of iBasis' outstanding 5.75% Convertible Subordinated Notes in exchange for $19.1 million aggregate principal amount of newly issued 11.5% senior secured notes and warrants for 3,798,811 shares of our common stock. Each warrant will have an initial exercise price of $0.65 per share of Common Stock and a term of five years.

The new Notes, which mature on January 15, 2005, share in a second priority lien on our assets and are subordinated to our senior bank debt.

We will record a gain on these exchanges of approximately $12.9 million in the first quarter of 2003.

We anticipate that the December 31, 2002 balance of $32.3 million in cash, cash equivalents and marketable securities will be sufficient to fund operations for the next twelve months. However, in the event we fail to execute on our plan, we experience events described in "Risk Factors" below, or that circumstances currently unknown or unforeseen by us arise, we cannot be certain that we will not require additional financings within this time frame or that any additional financings, if needed, will be available to us on terms acceptable to us, if at all.

Under accounting principles generally accepted in the U.S., certain obligations and commitments are not required to be included in the consolidated balance sheets and statements of operations. These obligations and commitments, while entered into in the normal course of business, may have a material impact on liquidity. The following commitments as of December 31, 2002 have not been included in the consolidated balance sheets and statements of operations included under Item 8. Financial Statements and Supplemental Data, however, they have been disclosed in the following table in order to provide a more accurate picture of our financial position and liquidity. We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
	(In millions)
Operating leases	$16.4	$4.0	$5.7	$3.4	$3.3

Total commitments	$16.4	$4.0	$5.7	$3.4	$3.3

The following table summarizes our future contractual obligations as of December 31, 2002 and includes obligations both reported with our consolidated balance sheet and future commitments not included within our consolidated balance sheet at December 31, 2002:

	Total	Less than 1 year	1-3 Years	4-5 Years	After 5 Years
5.75% Convertible Subordinated Notes	$88.5	$—	$88.5	$—	$—
Capital Lease Obligations	8.1	5.3	2.8	—	—
2002 Credit Lines	2.3	—	2.3	—	—
Operating Leases	16.4	4.0	5.7	3.4	3.3

	$115.3	$9.3	$99.3	$3.4	$3.3

The following table summarizes our future contractual obligations as of March 1, 2003 and displays our future contractual obligations subsequent to the issuance of our 11.5% Senior Secured Notes in exchange for our 5.75% Convertible Subordinated Notes and represents a prepayment of our revolving line of credit.

	Total	Less than 1 year	1-3 Years	4-5 Years	After 5 Years
5.75% Convertible Subordinated Notes	$50.3	$—	$50.3	$—	$—
11.5% Senior Secured Notes	19.1	—	19.1	—	—
Capital Lease Obligations	7.2	4.7	2.6	—	—
2002 Credit Lines	—	—	—	—	—
Operating Leases	15.7	3.9	5.6	3.4	2.8

	$92.3	$8.6	$77.6	$3.4	$2.8

Recently Adopted Accounting Pronouncements

Effective January 1, 2002, we adopted the provisions of Statement on Financial Accounting Standards No.142, "Goodwill and Other Intangible Assets" ("SFAS 142"). Under the provisions of SFAS 142, if an intangible asset is determined to have an indefinite useful life, it shall not be amortized until its useful life is determined to be no longer indefinite. An intangible asset that is not subject to amortization shall be tested for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. Goodwill is not amortized but is tested for impairment, for each reporting unit, on an annual basis and between annual tests in certain circumstances. Upon adoption of SFAS 142, we performed an impairment review and concluded that there were no necessary adjustments.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement supercedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. Under this statement it is required that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and it broadens the presentation of discontinued operations to include more disposal transactions. The provisions of this statement are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early adoption permitted. We have evaluated the ultimate impact of this statement, and the adoption of FAS 144 did not materially effect our results of operations or financial position.

In November 2002, the FASB issued FASB Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN No. 45 clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of FIN No. 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN No. 45 are applicable for financial statements of interim or annual periods ending after December 15, 2002. We will adopt the recognition and measurement requirements of FIN No. 45 in the first quarter of fiscal year 2003 and have included the new disclosure requirements in the Notes to the Consolidated Financial Statements.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure," which amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition to the fair value method of accounting for stock-based employee compensation, and also amends the disclosure provision of SFAS No. 123 to require disclosure in the summary of significant accounting policies the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. The disclosure provision is required for all companies with stock-based employee compensation, regardless of whether the company utilizes the fair value method of accounting described in SFAS No. 123 or the intrinsic value method described in APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS No. 148's amendment of the transition and annual disclosure provisions of SFAS No. 123 are effective for fiscal years ending after December 15, 2002. The disclosure requirements for interim financial statements containing condensed consolidated financial statements are effective for interim periods beginning after December 15, 2002. We currently account for stock based compensation utilizing the intrinsic value method of accounting for stock-based employee compensation described by APB Opinion No. 25.

Future Adoption of Accounting Pronouncements

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of leases. This statement applies to all entities and is effective for financial statements issued for fiscal years beginning after June 15, 2002. We are currently evaluating the impact of this statement on our results of operations or financial position until such time as its provisions are applied.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This statement amends, among others, the classification on the statement of operations for gains and losses from the extinguishment of debt. Currently such gains and losses are reported as extraordinary items, however the adoption of SFAS No. 145 may require the classification of the gains and losses from the extinguishment of debt within income or loss from continuing operations unless the transactions meet the criteria for extraordinary treatment as infrequent and unusual as described in Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." The extraordinary gain resulting from the early extinguishment of the convertible Subordinated Notes (see Note 3) will be reclassified to a component of operating loss within the Consolidated Statements of Operations upon adoption on January 1, 2003.

In June 2002, the FASB issues SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement supersedes Emerging Issues Task Force (EITF) No. 94-3, "Liability

Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity." Under this statement, a liability for a cost associated with a disposal or exit activity is recognized at fair value when the liability is incurred rather than at the date of an entity's commitment to an exit plan as required under EITF 94-3. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early adoption permitted. All restructuring activity undertaken prior to this date has been and will be accounted for under the provisions of EITF 94-3.

We do not expect the adoption of the above mentioned pronouncements to have a material impact on our consolidated financial statements.

Factors That May Affect Future Results and Financial Condition

RISK FACTORS

Any investment in our common stock involves a high degree of risk. You should carefully consider the risks described below, which we believe are all the material risks to our business, together with the information contained elsewhere in this report, before you make a decision to invest in our company.

Risks Related to Our Company

A failure to obtain necessary additional capital in the future on acceptable terms could prevent us from executing our business plan.

We may need additional capital in the future to fund our operations, finance investments in equipment and corporate infrastructure, expand our network, increase the range of services we offer and respond to competitive pressures and perceived opportunities. Cash flow from operations, and cash on hand may not be sufficient to cover our operating expenses, working capital and capital investment needs. We cannot assure you that additional financing will be available on terms acceptable to us, if at all. A failure to obtain additional funding could prevent us from making expenditures that are needed to allow us to grow or maintain our operations.

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

Our financial condition, and the restrictive covenants contained in our credit facility may limit our ability to borrow additional funds or raise additional equity as may be required to fund our future operations.

We incurred significant losses from continuing operations before extraordinary gain on repurchase of Convertible Subordinated Notes of $82.3 million, or 50% of net revenue for the year ended December 31, 2002; $155.5 million, or 141% of revenues, for the year ended December 31, 2001; and $62.3 million, or 102% of revenues, for the year ended December 31, 2000. Our accumulated deficit, and stockholders' deficit was approximately $403 million and $34 million, respectively, as of December 31, 2002. Moreover, the terms of our $15 million revolving credit facility limit our ability to, among other things:

  •
  incur additional debt, particularly unsubordinated debt;

  •
  pay cash dividends, redeem, retire or repurchase our stock or change our capital structure;

  •
  acquire assets or businesses or make investments in other entities;

  •
  enter into certain transactions with affiliates;

  •
  merge or consolidate with other entities;

  •
  sell or otherwise dispose of assets or use the proceeds from any asset sale or other disposition; and

  •
  create additional liens on our assets.

Although we expect that our available cash, and the remaining borrowing capacity under our credit facility will be sufficient to fund our operating and capital expenditure requirements in the foreseeable future, there can be no assurance that this will be the case. Our ability to borrow additional funds or raise additional equity is limited by the terms of our outstanding debt and/or our financial condition.

Additionally, events such as our inability to continue to reduce our loss from continuing operations, could adversely affect our liquidity and are ability to attract additional funding as required.

The market value and liquidity of our stock may be affected by our transition to the Over-the-Counter Bulletin Board.

On November 13, 2002, we received a determination from Nasdaq that shares of our common stock would no longer trade on the Nasdaq National Market because we failed to meet certain minimum listing requirements. Our stock began trading on the NASD-operated Over-the-Counter Bulletin Board on November 14, 2002. It is unclear what affect this transition will have on our stock; among other things, the market value and liquidity of our common stock could be materially and adversely affected.

We may not be able to pay our debt and other obligations.

We may not generate the cash flow required to pay our liabilities as they become due. As of March 15, 2003, we had approximately $50.4 million of 5.75% Convertible Subordinated Notes and $19.1 million of 11.5% Senior Secured Notes. We must pay interest on these notes twice a year. All notes are due in 2005. We cannot assure you that we will be able to pay interest and other amounts, including the principal amount, due on the notes as and when they become due and payable. If our cash flow is inadequate to meet our obligations, we will default on the notes. Any default of the Convertible Subordinated Notes and Senior Secured Notes could have a material adverse effect on our business, prospects, financial condition and operating results and our ability to raise future capital.

Additionally, as of March 15, 2003, we had no outstanding balance on our Lines of Credit from Silicon Valley Bank totalling $15 million, although we did have approximately $3.0 million of outstanding letters of credit issued under these agreements. If we fail to pay our liabilities under these Lines of Credit, Silicon Valley Bank may enforce all available remedies and seize our assets or receivable, to satisfy any amounts owed.

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

A number of countries currently prohibit or limit competition in the provision of traditional voice telephony services. In some of those countries, licensed telephony carriers as well as government regulators have questioned our legal authority and/or the legal authority of our service partners or affiliated entities to offer our services. We may face similar questions in additional countries.

Some countries have indicated they will evaluate proposed Internet telephony service on a case-by-case basis and determine whether to regulate it as a voice service or as another telecommunications service, and in doing so potentially impose subsidies or other costs on Internet telephony providers. In addition, many countries have not yet addressed Internet telephony in their legislation or regulations. Increased regulation of the Internet and/or Internet telephony providers, or the prohibition of Internet telephony or related services, in one or more countries, could limit our ability or the ability of our service partners or affiliates to provide our services. Finally, international organizations such as the International Telecommunications Union and the European Commission are continuing to examine whether Internet telephony should continue to be subject to light regulation. Adverse recommendations by these bodies could also limit our ability to provide services profitably.

It is also possible that countries may apply to our activities laws otherwise relating to services provided over the Internet, including laws governing:

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

If foreign governments or other bodies begin to impose related restrictions on Internet telephony or our other services or otherwise enforce criminal or other laws against us, our affiliates or employees, such activities could have a material adverse effect on our ability to attain and maintain profitability.

As we continue to operate abroad and expand into additional foreign countries, such countries may assert that we are required to qualify to do business in the particular foreign country, that we are otherwise subject to regulation, or that we are prohibited from conducting our business in that country. Our failure to qualify as a foreign corporation in a jurisdiction in which we are required to do so, or to comply with foreign laws and regulations, would materially adversely affect our business, financial condition and results of operations, including subjecting us to taxes and criminal or other penalties and/or by precluding us from, or limiting us in, enforcing contracts in such jurisdictions. We cannot be certain that our customers, service partners, or other affiliates are currently in compliance with regulatory or other legal requirements in their respective countries, that they or we will be able to comply with existing or future requirements, and/or that they or we will continue in compliance with any requirements. Our failure or the failure of those with whom we transact business to comply with these requirements could materially adversely affect our business, financial conditions and results of operations.

The telecommunications industry is subject to domestic governmental regulation and legal uncertainties and other laws that could prevent us from executing our business plan.

While the FCC has tentatively decided that information service providers, including Internet telephony providers, are not telecommunications carriers for regulatory purposes, various entities have challenged that decision. In addition, some members of Congress are dissatisfied with the conclusions of the FCC, which could result in the imposition of greater or lesser regulation on our industry. State government agencies may also increasingly regulate Internet-related services. These types of regulation may negatively impact the cost of doing business over the Internet and materially adversely affect our ability to attain or maintain profitability.

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

Our prepaid international calling card services are offered on a wholesale basis to international carrier customers, and others, some of which provide these services to end-user customers, enabling them to call internationally over The iBasis Network from the U.S. Although we do not market the calling cards for domestic interstate or intrastate use, we have not blocked the ability to place such calls or required our wholesale customers to show evidence of their compliance with U.S. and state regulations. As a result, there may be incidental domestic use of the cards. Domestic calling may employ transport and switching that is not connected to the Internet and, therefore, may not enjoy the lighter regulation to which our Internet-based services are subject. Because we provide wholesale international services, we do not believe that we are subject to federal or state regulation for the possible uses of these services described here and, accordingly, we have not obtained state licenses, filed state or federal tariffs, posted bonds, or undertaken other possible compliance steps. There can be no assurance that the FCC and state regulatory authorities will agree with our position. If they do not, we could become subject to regulation at the federal and state level for these services, and could become subject to licensing and bonding requirements, and federal and state fees and taxes, including universal service contributions and other subsidies, all of which could materially affect our business.

The FCC also requires all calling card service providers that enable users to place toll-free calls from payphones in the United States to compensate the payphone operator for each call placed from a payphone. Future change in FCC payphone compensation rules and/or the failure of a company that provides toll-free numbers to us to compensate payphone companies could affect our revenues.

In addition to specific telecommunications regulation, we are subject to other laws. As an example, the Office of Foreign Asset Control of the U.S. Department of the Treasury, or OFAC, administers the United States' sanctions against certain countries. OFAC rules restrict many business transactions with such countries and, in some cases, require that licenses be obtained for such transactions. We may currently, or in the future, transmit telecommunications between the U.S. and countries subject to U.S. sanctions regulations and undertake other transactions related to those services. We have undertaken such activities via our network or through various reciprocal traffic exchange agreements to which we are a party. We have received licenses from OFAC to send traffic to some countries and, if necessary, will remain in contact with OFAC with regard to other transactions.

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

We have incurred and expect to continue to incur operating losses and negative cash flows as we incur operating expenses and make capital investments in our business. Our future profitability will depend on our being able to deliver calls over our network at a cost to us that is less than what we are able to charge for our calls, collect payments from customers, and otherwise utilize our network on a profitable basis.

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

We may not ever generate sufficient revenues or reduce costs to the extent necessary, to permit us to achieve profitability or pay our liabilities as they become due. Even if we do become profitable, we may not sustain or increase profitability on a quarterly or annual basis.

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

  •
  increased competitive pricing pressure in the international long distance market;

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

  •
  our ability to manage our traffic so that routes are profitable; and

  •
  our ability to collect from our customers

  •
  currency fluctuations in countries where we operate.

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

We may not be able to collect amounts due to us from our customers and we may have to disgorge amounts already paid.

Some of our customers have filed for bankruptcy owing us money for services we have provided to them in the past. Despite our efforts to collect these overdue funds, we may never be paid. Certain customers have filed for bankruptcy protection owing us amounts we have not yet received. The bankruptcy court may require us to continue to provide services to these companies during their reorganizations. Other customers may discontinue their use of our services at any time and without notice, or delay payments that are owed to us. Additionally, we may have difficulty in collecting amounts from them. Although we have internal credit risk policies to identify companies with poor credit histories, we may not effectively manage these policies and provide services to companies that refuse to pay. The risk is even greater in foreign countries, where the legal and collection systems available may not be adequate or impartial for us to enforce the payment provisions of our contracts. Our cash reserves will be reduced and our results of operations will be materially adversely affected if we are unable to collect amounts from our customers.

We have received claims including lawsuits from estates of bankrupt companies alleging that we received preferential payments prior to bankruptcy filing. We intend to employ all available defenses in contesting such claims or, in the alternative settle such claims. The results of any suit or settlement may have a material adverse affect on our business.

We may face technical problems or increased costs in our business by relying on third parties.

Vendors.    We rely upon third-party vendors to provide us with the equipment, software, circuits, and other facilities that we use to provide our services. For example, we purchase substantially all of our Internet telephony equipment from Cisco Systems. We cannot assure you that we will be able to continue purchasing such equipment, software, network elements and other components from our vendors. We may be forced to try to renegotiate terms with vendors for products or services that have become obsolete. Some vendors may be unwilling to renegotiate such contracts. If we become unable to purchase the software and equipment needed to maintain and expand our network or customer service applications, we may not be able to continue to provide services and we may consequently be unable to generate the revenues to become profitable.

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

The market for Internet voice and fax is extremely competitive and will likely become more competitive. Internet protocol and other Internet telephony service providers route traffic to destinations worldwide and compete directly with us. Also, Internet telephony service providers that presently focus on retail customers may in the future enter our market and compete with us. Such retail-oriented carriers also provide PC-to-PC services at very low prices or for free. Perceived competition with this market segment could drive our prices down. In addition, major telecommunications carriers, such as AT&T, British Telecom, Deutsche Telekom, MCI WorldCom and Qwest Communications all compete with our services.

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

Because we provide many of our services internationally, we are subject to additional risks related to operating in foreign countries. In particular, in order to provide services and operate facilities in some countries, we have established subsidiaries or other legal entities or have forged relationships with service partners or entities set up by our employees. Associated risks include:

  •
  unexpected changes in tariffs, trade barriers and regulatory requirements relating to Internet access or Internet telephony;

  •
  economic weakness, including inflation, or political instability in particular foreign economies and markets;

  •
  difficulty in collecting accounts receivable;

  •
  compliance with tax, employment, securities, immigration, labor and other laws for employees living and traveling abroad;

  •
  foreign taxes including withholding of payroll taxes;

  •
  foreign currency fluctuations, which could result in increased operating expenses and reduced revenues;

  •
  exposure to liability under the Foreign Corrupt Practices Act; and

  •
  other obligations or restrictions, including, but not limited to, criminal penalties incident to doing business or operating a subsidiary or other entity in another country.

  •
  The personal safety of our employees and their families who at times have received threats of, or who may in any case be subject to, violence, may not be adequately protected by legal authorities or other means.

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

We depend heavily on our key management.    Our future success will depend, in large part, on the continued service of our key management and technical personnel, including Ofer Gneezy, our President and Chief Executive Officer, Gordon VanderBrug, our Executive Vice President, Richard Tennant, our Chief Financial Officer, Paul Floyd, our Senior Vice President of Research & Development, Engineering, and Operations, Dan Powdermaker, our Senior Vice President of Worldwide Sales, and Sean O'Leary, Senior Vice President of Marketing. If any of these individuals or others at the Company are unable or unwilling to continue in their present positions, our business, financial condition and results of operations could suffer. We do not carry key person life insurance on our personnel. While each of the individuals named above has entered into an employment agreement with us, these agreements do not ensure their continued employment with us.

We will need to retain skilled personnel to execute our plans.    Our future success will depend, in large part, on our ability to attract, retain and motivate highly skilled employees, particularly engineering and technical personnel. Recent workforce reductions have resulted in reallocations of employee duties that could result in employee and contractor uncertainty. Reductions in our workforce or restrictions on salary increases or payment of bonuses may make it difficult to motivate and retain employees and contractors, which could affect our ability to deliver our services in a timely fashion and otherwise negatively affect our business.

If we are unable to protect our intellectual property, our competitive position would be adversely affected.

We rely on patent, trademark and copyright law, trade secret protection and confidentiality and/or license agreements with our employees, customers, partners and others to protect our intellectual property. Unauthorized third parties may copy our services or reverse engineer or obtain and use information that we regard as proprietary. End-user license provisions protecting against unauthorized use, copying, transfer and disclosure of any licensed program may be unenforceable under the laws of certain jurisdictions and foreign countries. We may seek to patent certain processes or equipment in the future. We do not know if any of our patent applications will be issued with the scope of the claims we seek, if at all. In addition, the laws of some foreign countries do not protect proprietary rights to the same extent as do the laws of the United States. Our means of protecting our proprietary rights in the United States or abroad may not be adequate and third parties may infringe or misappropriate our copyrights, trademarks and similar proprietary rights. If we fail to protect our intellectual property and proprietary rights, our business, financial condition and results of operations would suffer.

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

We may need to sell existing assets or businesses in the future to generate cash or focus our efforts in making our core business, Internet telephony, profitable. As with many companies in the telecommunications sector that experienced rapid growth in recent years, we may need to reach profitability in one market before entering another. In the future, we may need to sell assets to cut costs or generate liquidity.

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

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

Our primary market risk exposure is related to interest rates and foreign currency exchange rates. To date, we have not engaged in trading market risk sensitive instruments or purchasing hedging instruments, whether interest rate, foreign currency exchange, commodity price or equity price risk. We have not purchased options or entered into swaps or forward or futures contracts.

Our investments in commercial paper and debt instruments are subject to interest rate risk, but due to the short-term nature of these investments, interest rates would not have a material impact on their value at December 31, 2002. Our primary interest rate risk is the risk on borrowings under our line of credit agreements, which are subject to interest rates based on the bank's prime rate. A change in the applicable interest rates would also affect the rate at which we could borrow funds or finance equipment purchases. All other debt, including capital lease obligations, are fixed rate debt.

We conduct our business in various regions of the world, but most of our revenues are denominated in U.S. dollars with the remaining being generally denominated in Euros or British pounds. Although most of our costs are U.S. dollar denominated, some of our costs are in Euros or British pounds which partially offsets our risk from revenues denominated in these currencies.

Item 8. Financial Statements and Supplementary Data

Independent Auditors' Report

To iBasis, Inc.:

We have audited the accompanying consolidated balance sheets of iBasis, Inc. and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of iBasis, Inc. for the year ended December 31, 2000 were audited by other auditors whose report, dated February 1, 2002, expressed an unqualified opinion on those statements.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of iBasis, Inc. and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, in 2002 the Company changed its method of accounting for goodwill and other intangible assets to conform to Statement of Financial Accounting Standards No. 142.

/s/ Deloitte & Touche LLP

Boston, Massachusetts
March 7, 2003

This is a copy of the audit report previously issued by Arthur Andersen LLP in connection with iBasis, Inc.'s filing on Form 10-K for the year ended December 31, 2001. This audit report has not been reissued by Arthur Andersen LLP in connection with this filing on Form 10-K. The consolidated financial statements as of and for the year ended December 31, 2001 have been reaudited by Deloitte & Touche LLP and, accordingly, the report of Deloitte & Touche LLP supercedes that of Arthur Andersen LLP as it pertains to that period. The consolidated balance sheet as of December 31, 2000 referred to in this report and the consolidated statements of operations, redeemable convertible preferred stock and stockholders' equity (deficit) and cash flows for the year ended December 31, 1999 included in the three year period ended December 31, 2001 have not been included in the accompanying financial statements.

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

ARTHUR ANDERSEN LLP
Boston, Massachusetts February 1, 2002

iBasis, Inc.

Consolidated Balance Sheets

	December 31,
	2002	2001
Assets
Current assets:
Cash and cash equivalents	$32,316,609	$75,798,935
Restricted cash	—	8,866,667
Marketable securities	—	25,613,530
Accounts receivable, net of allowance for doubtful accounts of approximately $7.8 million and $5.9 million, respectively	20,853,573	24,449,173
Prepaid expenses and other current assets	5,374,390	7,292,483
Assets of discontinued operation	—	84,253,779

Total current assets	58,544,572	226,274,567

Property and equipment, at cost:
Network equipment	56,371,694	39,087,361
Equipment under capital lease	19,480,591	70,783,992
Computer software	6,724,282	8,804,445
Construction in process	—	5,280,192
Leasehold improvements	6,285,384	4,831,794
Furniture and fixtures	1,047,249	1,060,771

	89,909,200	129,848,555
Less — Accumulated depreciation and amortization	(57,551,709)	(45,569,484)

	32,357,491	84,279,071

Deferred debt financing costs, net	1,381,927	2,859,814
Long-term investments in marketable securities	—	8,411,362
Long-term investment in non-marketable security	5,000,000	5,000,000
Other assets	1,240,321	2,000,266

	$98,524,311	$328,825,080

Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
Accounts payable	$13,142,280	$10,659,138
Accrued expenses	20,415,910	28,847,080
Liabilities of discontinued operation	—	4,949,313
Current portion of long-term debt	5,348,852	26,309,611

Total current liabilities	38,907,042	70,765,142
Long-term debt, net of current portion	93,589,694	171,343,316
Commitments and contingencies
Stockholders' equity (deficit):
Common stock, $0.001 par value, authorized—85,000,000 shares; issued—45,785,055 and 45,271,318 shares, respectively;	45,785	45,271
Preferred stock, $.001 par value, authorized 15,000,000 shares; issued and outstanding; none	—	—
Treasury stock, 1,135,113 shares at cost	(340,534)	—
Additional paid-in capital	368,927,164	369,692,193
Deferred compensation	(85,756)	(2,225,074)
Accumulated deficit	(402,519,084)	(280,795,768)

Total stockholders' equity (deficit)	(33,972,425)	86,716,622

	$98,524,311	$328,825,080

The accompanying notes are an integral part of these consolidated financial statements.

iBasis, Inc.

Consolidated Statements of Operations

	Years Ended December 31,
	2002	2001	2000
Net revenue	$164,941,789	$110,179,765	$61,217,737
Cost and operating expenses:
Data communications and telecommunications	142,846,999	102,319,685	60,594,423
Research and development	17,781,195	23,939,218	15,167,902
Selling and marketing	11,278,629	20,322,758	19,351,822
General and administrative	24,185,648	25,563,466	18,596,204
Depreciation and amortization	31,870,800	32,363,609	15,717,929
Non-cash stock-based compensation	966,574	1,367,991	1,061,142
Loss on sale of messaging business	2,066,080	—	—
Restructuring costs	5,536,481	51,834,318	—

Total cost and operating expenses	236,532,406	257,711,045	130,489,422

Operating loss	(71,590,617)	(147,531,280)	(69,271,685)
Interest income	1,290,066	9,168,903	19,824,259
Interest expense	(11,607,853)	(16,517,693)	(12,844,162)
Other expenses, net	(382,621)	(587,316)	—

Loss from continuing operations before extraordinary gain on repurchase of Convertible Subordinated Notes	(82,291,025)	(155,467,386)	(62,291,588)
Loss from discontinued operations	(65,222,320)	(49,770,957)	—

Loss before extraordinary gain on repurchase of Convertible Subordinated Notes	(147,513,345)	(205,238,343)	(62,291,588)
Extraordinary gain on repurchase of Convertible Subordinated Notes	25,790,029	14,548,973	—

Net loss	$(121,723,316)	$(190,689,370)	$(62,291,588)

Basic and diluted net loss per share:
Loss from continuing operations before extraordinary gain on repurchase of Convertible Subordinated Notes	$(1.82)	$(3.64)	$(1.85)
Loss from discontinued operations	(1.45)	(1.17)	—

Loss before extraordinary gain on repurchase of Convertible Subordinated Notes	(3.27)	(4.81)	(1.85)
Extraordinary gain on repurchase of Convertible Subordinated Notes	0.57	0.34	—

Net loss	$(2.70)	$(4.47)	$(1.85)

Basic and diluted weighted average common shares outstanding	45,163,945	42,644,700	33,611,538

The accompanying notes are an integral part of these consolidated financial statements.

iBasis, Inc.

Consolidated Statements of Stockholders' Equity (Deficit)

	Common Stock		Treasury Stock
								Total Stockholders' Equity (Deficit)
	Number of Shares	$0.001 Par Value	Number of Shares	Amount	Additional Paid In Capital	Deferred Compensation	Accumulated Deficit
Balance, January 1, 2000	31,642,728	$31,642	—	—	$156,887,447	$(2,200,547)	$(27,814,810)	$126,903,732
Sale of common stock under secondary public offering, net of issuance costs of approximately $949,000	2,026,637	2,027	—	—	140,336,040	—	—	140,338,067
Exercise of common stock options and warrants	525,959	526	—	—	676,987	—	—	677,513
Sale of common stock related to employee stock purchase plan	7,759	8	—	—	320,050	—	—	320,058
Amortization of deferred compensation	—	—	—	—	—	596,085	—	596,085
Compensation expense related to acceleration of option vesting	—	—	—	—	352,318	—	—	352,318
Net loss	—	—	—	—	—	—	(62,291,588)	(62,291,588)

Balance, December 31, 2000	34,203,083	34,203	—	—	298,572,842	(1,604,462)	(90,106,398)	206,896,185
Issuance of common stock related to the purchase of PriceInteractive, Inc., net of filing fees of $6,905	9,281,645	9,282	—	—	58,362,215	—	—	58,371,497
Issuance of restricted common stock related to the purchase of PriceInteractive, Inc., net of forfeited shares	948,543	948	—	—	5,966,162	—	—	5,967,110
Issuance of options to buy common stock related to the purchase of PriceInteractive	—	—	—	—	5,200,876	(1,834,178)	—	3,366,698
Exercise of common stock options and warrants	706,440	706	—	—	955,434	—	—	956,140
Sale of common stock related to employee stock purchase plan	131,607	132	—	—	480,239	—	—	480,371
Amortization of deferred compensation	—	—	—	—	—	1,213,566	—	1,213,566
Compensation expense related to acceleration of option vesting	—	—	—	—	154,425	—	—	154,425
Net loss	—	—	—	—	—	—	(190,689,370)	(190,689,370)

Balance, December 31, 2001	45,271,318	45,271	—	—	369,692,193	(2,225,074)	(280,795,768)	86,716,622

Acquisition of treasury shares from escrow settlement with PriceInteractive, Inc.	—	—	(1,135,113)	(340,534)	—	—	—	(340,534)
Exercise of common stock options	149,206	149	—	—	122,599	—	—	122,748
Sale of common stock related to employee stock purchase plan	364,531	365	—	—	285,116	—	—	285,481
Reduction in deferred compensation	—	—	—	—	(1,172,744)	1,172,744	—	—
Amortization of deferred compensation	—	—	—	—	—	966,574	—	966,574
Net loss	—	—	—	—	—	—	(121,723,316)	(121,723,316)

Balance, December 31, 2002	45,785,055	$45,785	(1,135,113)	$(340,534)	$368,927,164	$(85,756)	$(402,519,084)	$(33,972,425)

The accompanying notes are an integral part of these consolidated financial statements.

iBasis, Inc.

Consolidated Statements of Cash Flows

	Years ended December 31,
	2002	2001	2000
Cash flows from operating activities:
Loss from continuing operations	$(82,291,025)	$(155,467,386)	$(62,291,588)
Adjustments to reconcile loss from continuing operations to net cash used in operating activities
Restructuring costs	5,536,481	51,834,318	—
Depreciation and amortization	31,870,800	32,363,609	15,717,929
Loss on sale of messaging business	2,066,078	—	—
Amortization of deferred debt financing costs	672,505	1,026,417	816,349
Amortization of deferred compensation	966,574	1,213,566	596,085
Non cash compensation expense related to stock options	—	154,425	352,318
Changes in current assets and liabilities
Accounts receivable, net	3,595,600	(7,105,879)	(11,938,956)
Prepaid expenses and other current assets	3,606,790	(1,408,923)	(4,918,885)
Decrease in other assets	670,226	3,036,383	—
Accounts payable	2,483,142	1,578,729	2,967,471
Accrued expenses	(12,143,598)	4,415,968	10,463,730

Net cash used in continuing operating activities	(42,966,427)	(68,358,773)	(48,235,547)
Net cash used in operating activities of discontinued operations	(1,874,388)	(13,251,852)	—

Net cash used in operating activities	(44,840,815)	(81,610,625)	(48,235,547)

Cash flows from investing activities:
Purchase of PriceInteractive, Inc., net of cash acquired	—	(38,118,266)	—
Increase in other assets	—	—	(3,988,649)
Purchases of property and equipment	(4,632,049)	(35,066,918)	(32,378,531)
Due from PriceInteractive, Inc.	—	—	(10,000,000)
Decrease (increase) in marketable securities	25,613,530	58,121,881	(77,146,773)
Decrease (increase) in long-term marketable securities	8,411,362	—	(15,000,000)
Increase in long-term investment in non-marketable security	—	—	(5,000,000)
Proceeds from sale of messaging business	168,000	—	—
Proceeds from sale of Speech Solutions business	17,000,000	—	—

Net cash provided by (used in) investing activities	46,560,843	(15,063,303)	(143,513,953)

Cash flows from financing activities:
Decrease (increase) in restricted cash	8,866,667	(8,866,667)	—
Bank borrowings	2,300,000	4,000,000	—
Payments of principal of long-term debt	(3,866,667)	(2,654,941)	—
Payments of principal on capital lease obligations	(38,917,994)	(23,760,115)	(9,898,417)
Repurchase of Convertible Subordinated Notes	(13,992,589)	(5,862,550)	—
Proceeds from issuance of shares related to employee stock purchase plan	285,481	480,371	320,058
Proceeds from exercise of warrants and common stock options	122,748	956,140	677,513
Proceeds from secondary public offering	—	—	140,338,067
Proceeds from issuance of Convertible Subordinated Notes	—	—	144,826,943

Net cash (used in) provided by financing activities	(45,202,354)	(35,707,762)	276,264,164

Net (decrease) increase in cash and cash equivalents	(43,482,326)	(132,381,690)	84,514,664
Cash and cash equivalents, beginning of year	75,798,935	208,180,625	123,665,961

Cash and cash equivalents, end of year	$32,316,609	$75,798,935	$208,180,625

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$10,738,432	$15,144,369	$9,211,824

Acquisition of PriceInteractive, Inc.:
Fair value of common stock issued	$—	$64,345,512	$—

Fair value of options issued	$—	3,366,698	$—

Liabilities assumed	$—	$21,784,821	$—

Treasury stock-settlement of escrow	$340,534	$—	$—

Supplemental disclosure of non-cash investing and financing activities:
Equipment acquired under capital lease obligations	$3,247,032	$23,963,884	$60,822,136

Reduction in carrying value certain of property and equipment as a result of the settlement of capital lease obligations	$23,905,916	$—	$—

Escrow receivable related to sale of Speech Solutions Business	$1,500,000	$—	$—

Conversion of accrued interest to capital lease obligations	$2,096,351	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

iBasis, Inc.

Notes to Consolidated Financial Statements

(1)    Business and Management Plans

Business—iBasis, Inc. (the "Company") is an international telecommunications carrier that utilizes the Internet to provide economical international telecommunications services to carriers and telephony resellers around the world. The Company's continuing operations consists of its Voice-Over-Internet-Protocol ("VoIP") business. The Company currently operates through various service agreements with local service providers in the United States, Europe, Asia, the Middle East, Latin America, Africa and Australia.

Management Plans—As shown in the consolidated financial statements, the Company has incurred cumulative net losses of $402.5 million since inception and used $43.0 of cash in continuing operations during 2002. These results are primarily attributable to the expenditures necessary to develop and expand our market.

Throughout 2001 and 2002, management has taken a series of actions to reduce operating expenses and to restructure operations, which consisted primarily of reductions in workforce, the consolidation of internet central offices, the sale of the messaging business, the sale of the assets associated with the Speech Solutions business, the settlement of certain capital lease agreements and the repurchase of a portion of the Company's 5.75% Convertible Subordinated Notes. Moreover, management continues to implement plans to control operating expenses and capital expenditures, as well as, to monitor and manage accounts payable and accounts receivable and restructure existing debt to enhance cash flow in order to fund the Company until we reach profitability.

Management's plans include the:

  •
  aggressive management of credit risk

  •
  monitoring and reduction of capital expenditures

  •
  monitoring and reduction of selling, general and administrative expenses

  •
  offsetting of accounts receivable and accounts payable balances with carriers

  •
  reduction in circuit costs reflecting efforts to further improve network operations and make it more cost efficient

  •
  use of our new switchless architecture which eliminates the need for costly telecommunications switches and other equipment.

In order to further assure that adequate cash balances are available, the Company has entered into, and will continue to explore, alternative financing arrangements to partially replace or supplement those currently in place in order to provide the Company with long-term financing to support its funding needs.

On December 30, 2002, the Company entered into two secured line of credit agreements (the "2002 Credit Lines") with Silicon Valley Bank (the "Bank") providing a total available line of credit of $15 million which replaced both the 2001 Revolver and 2001 Term Loan. The maximum aggregate borrowings outstanding at any one time is limited to the lesser of $15 million or the specified borrowing base. The borrowing base is equal to 75% or 70% of eligible receivables, as defined in the agreements. Outstanding Letters of Credit drawn by the Company will reduce the maximum borrowings under this agreement at any time. Borrowings under these lines of credit bear interest at the Bank's prime rate plus 1% and are collateralized by substantially all assets of the Company. The credit lines require the Company to comply with various financial and non-financial covenants, including the maintenance of certain minimum financial ratios and restrictions on the payment of cash dividends. These agreements mature on December 29, 2004. On December 30, 2002, in conjunction with these agreements, the Company issued a five-year warrant to the Bank for the purchase of 337,500 shares of its common stock at an exercise price of $0.337 per share.

During the first quarter of 2003 the Company entered into agreements with principal holders of the Company's 5.75% Convertible Subordinated Notes which resulted in the retirement of $38.2 million of the notes in exchange for a new debt instrument at 50% of the face value of the retired notes.

Under the terms of the agreements, the bond holders surrendered an aggregate principal amount of $38.2 million of iBasis' outstanding 5.75% Convertible Subordinated Notes in exchange for $19.1 million aggregate principal amount of new 11.5% Senior Secured Notes issued by iBasis and warrants for 3,798,811 shares of iBasis common stock. Each warrant will have an initial exercise price of $0.65 per share of Common Stock and an exercisable term of five years.

The new Notes, which mature on January 15, 2005, share in a second priority lien on the Company's assets and are subordinated to iBasis' senior bank debt.

The Company will record a gain on this exchange of approximately $12.9 million in 2003.

Management anticipates that the December 31, 2002 balance of $32.3 million in cash, cash equivalents and marketable securities will be sufficient to fund operations for the next twelve months. However, in the event that management fails to execute its plan, or that circumstances currently unknown or unforeseen arise, the Company may require additional financings. If any additional financings are needed, they may not be available on terms acceptable to the Company, if at all.

(2)    Summary of Significant Accounting Policies

Principles of Consolidation—The accompanying consolidated financial statements include the accounts of iBasis, Inc. and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Basis of Presentation—During July 2002, the Company sold its Speech Solutions Business. Accordingly, the Consolidated Statements of Operations have been reclassified to present the results of the Speech Solutions Business separately from continuing operations as discontinued operations. Furthermore, the assets and liabilities of the Speech Solutions Business are classified separately on the Consolidated Balance Sheet as of December 31, 2001.

Use of Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition—Substantially all of the Company's sales transactions are derived from the resale of international minutes of calling time. Revenue from the resale of minutes is recognized when all of the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the seller's price to the buyer is fixed or determinable and collectibility is reasonably assured. The Company recognizes revenue in the period the service is provided, net of revenue reserves for potential billing credits.

Net Loss Per Share—Basic and diluted net loss per common share are determined by dividing net loss by the weighted average common shares outstanding during the period. Basic net loss per share and diluted net loss per share are the same, as the outstanding common stock options and convertible subordinated notes are antidilutive since the Company has recorded a net loss for all periods presented.

The following have been excluded from the computation of diluted weighted average common shares for the periods presented:

	Years Ended December 31,
	2002	2001	2000
Options to purchase common shares	2,256,518	7,768,323	1,209,614
Common shares related to the conversion of the Convertible Subordinated Notes	1,027,746	1,498,932	1,741,351

Total common shares excluded	3,284,264	9,267,255	2,950,965

The following table reconciles the weighted average common shares outstanding to the shares used in the computation of basic and diluted weighted average common shares outstanding:

	Years Ended December 31,
	2002	2001	2000
Weighted average common shares outstanding	45,387,450	43,410,002	33,626,517
Less: Weighted average unvested common shares outstanding	—	3,699	14,979
Weighted average unvested restricted common shares outstanding	223,505	761,603	—

Basic and diluted weighted average common shares outstanding	45,163,945	42,644,700	33,611,538

Cash, Cash Equivalents and Restricted Cash—The Company considers highly liquid investments purchased with an original maturity of 90 days or less at the time of purchase to be cash equivalents. Cash equivalents include money market accounts and commercial paper that are readily convertible into cash. During 2001, and as part of a financing arrangement with a bank, the Company was required to restrict approximately $8.9 million with that bank as collateral. The Company classified this amount as restricted cash on the accompanying consolidated balance sheet as of December 31, 2001. During 2002, the Company entered into a new financing arrangement with the bank which did not require any restrictions on the Company's cash (see Note 6).

Property and Equipment—Property and equipment are stated at cost. Assets under capital leases are recorded at the present value of minimum lease payments. These assets are depreciated over the lesser of the lease term or the estimated useful lives of the assets using the straight-line method. Significant improvements and betterments are capitalized if they extend the useful life of the asset. Routine repairs and maintenance are expensed when incurred.

Construction in process represents those assets that were acquired by the Company, but were not placed in service as of the balance sheet date. For assets that have been placed in service, the Company provides for depreciation and amortization using the straight-line method over the useful life of the asset, as follows:

Asset Classification	Estimated Useful Life
Network equipment	3 years
Equipment under capital lease	Life of lease
Computer software	3 years
Leasehold improvements	Life of lease
Furniture and fixtures	5 years

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Total depreciation expense included in the consolidated statements of operations was approximately $26.3 million, $14.6 million, and $6.6 million for the years ended December 31, 2002, 2001 and 2000, respectively. Total amortization of equipment under lease included in the consolidated statements of operations was approximately $5.5 million, $17.8 million, and $9.1 million for the years ended December 31, 2002, 2001, and 2000, respectively.

Deferred Debt Financing Costs—In March 2000, the Company sold $150.0 million of 5.75% Convertible Subordinated Notes (the "Notes") which mature in March 2005. Underwriter discounts of $4.5 million and other costs of approximately $700,000 incurred in connection with the sale are being amortized to interest expense using the straight-line method which is not materially different than the effective interest rate method over the term of the Notes. During 2001 and 2002, the Company repurchased a portion of these Notes and netted the applicable portion of the net book value of the deferred debt financing costs against the extraordinary gain recorded on those repurchases. In early 2003, the Company entered into agreements to exchange a portion of the Notes for new debt instruments. In connection with the exchange, a ratable portion of deferred debt financing costs will be netted against the gain in the transaction (see Note 6). The Company will continue to amortize the remaining deferred debt financing costs, using the straight-line method, until March 2005, when the Notes mature.

Investments in Short-Term and Long-Term Marketable and Non-marketable Securities—Investments purchased with an original maturity of greater than 90 days but less than one year are classified on the accompanying balance sheet as short-term investments. Investments held as of December 31, 2001 that were scheduled to mature after December 31, 2002 were considered long term investments. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities," and based on the Company's intentions regarding these instruments, the Company classified all marketable debt securities and long-term debt investments as held-to-maturity and accounted for these investments at amortized cost. During 2002, the Company utilized the proceeds from these investments for working capital and debt service purposes.

At December 31, 2001, the amortized cost basis, aggregate fair value and gross unrealized holding gains and losses by major security type were as follows:

		Unrealized
	Amortized Cost	Gain	Loss	Market Value
Commercial paper	$14,006,722	$77,106	$—	$14,083,828
Corporate bonds	98,912	—	—	98,912
Government bonds	11,507,896	46,880	—	11,554,776

Total short-term marketable securities	$25,613,530	$123,986	$—	$25,737,516

Corporate bonds	$6,181,162	$95,175	$—	$6,276,337
Government bonds	2,230,200	—	(6,384)	2,223,816

Total long-term marketable securities	$8,411,362	$95,175	$(6,384)	$8,500,153

Total marketable securities	$34,024,892	$219,161	$(6,384)	$34,237,669

The long-term investment in non-marketable security represents an equity investment in a privately held telecommunications company that is not readily convertible into cash. The investment has been recorded at cost in the accompanying consolidated balance sheet. Management believes that there has been no impairment in value of this investment as of December 31, 2002.

Other Assets—Other assets at December 31, 2002 and 2001 consist primarily of deposits for call termination services and leased facilities.

Research and Development Expenses—The Company charges research and development expenses to operations as incurred

Concentration of Credit Risk/Significant Customers—Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash investments and accounts receivable. The Company places its cash investments with a high quality financial institution and limits the amount of credit exposure. The Company's management has established certain credit requirements that its customers must meet before sales credit is extended. The Company monitors the financial condition of its customers to help ensure collections and to minimize losses.

The following table represents customers that accounted for greater than 10% of accounts receivable at December 31:

	2002	2001
Customer A	17%	9%
Customer B	5%	11%
Customer C	—	11%

The Company had one customer account for 12%, 14%, and 7% of net revenue for the years ended December 31, 2002, 2001, and 2000, respectively.

Fair Value of Financial Instruments—Financial instruments consist principally of cash and cash equivalents, accounts receivable, long-term investments in marketable securities and long-term investments in non-marketable securities, long-term debt and accounts payable. The estimated fair value of these instruments, except for the Convertible Subordinated Notes, approximates their carrying value. The fair value of the Convertible Subordinated Notes at December 31, 2002 is approximately $28.6 million.

Stock-Based Compensation—The Company accounts for stock-based compensation in accordance with Accounting Principles Board ("APB") Opinion No. 25 using the intrinsic-value method as permitted by SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 encourages, but does not require, the recognition of compensation expense for the fair value of stock options and other equity instruments issued to employees and nonemployee directors.

At December 31, 2002, the Company had two stock-based employee compensation plans, which are described more fully in Note 7. The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123.

	December 31,
	2002	2001	2000
Net loss:
As reported	$(121,723,316)	$(190,689,370)	$(62,291,588)
Deduct: Stock-based employee compensation expense included in reported net loss	966,574	1,367,991	948,403
Add: Total stock-based employee compensation expense determined under fair value based method for all awards	(7,553,956)	(8,053,921)	(8,312,624)

Pro forma	$(128,310,698)	$(197,375,300)	$(69,655,809)

Basic and diluted net loss per share:
As reported	$(2.70)	$(4.47)	$(1.85)

Pro forma	$(2.84)	$(4.63)	$(2.07)

Income Taxes—The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." This statement requires an asset and liability approach to accounting for income taxes based upon the future expected values of the related assets and liabilities. Deferred income taxes are provided for basis differences between assets and liabilities for financial reporting and tax purposes.

Recently Adopted Accounting Pronouncements

Effective January 1, 2002, the Company adopted the provisions of Statement on Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). Under the provisions of SFAS 142, if an intangible asset is determined to have an indefinite useful life, it shall not be amortized until its useful life is determined to be no longer indefinite. An intangible asset that is not subject to amortization shall be tested for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. Goodwill is not amortized but is tested for impairment, for each reporting unit, on an annual basis and between annual tests in certain circumstances. Upon adoption of SFAS 142, the Company performed an impairment review and concluded that there were no necessary adjustments.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." Under this statement it is required that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and it broadens the presentation of discontinued operations to include more disposal transactions. The Company adopted SFAS No. 144 on January 1, 2002 and such adoption did not materially effect our results of operations or financial position.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure," which amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition to the fair value method of accounting for stock-based employee compensation, and also amends the disclosure provision of SFAS No. 123 to require disclosure in the summary of significant accounting policies the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. The disclosure provision is required for all companies with stock-based employee compensation, regardless of whether the company utilizes the fair value method of accounting described in SFAS No. 123 or the intrinsic value method described in APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS No. 148's amendment of the transition and annual disclosure provisions of SFAS No. 123 are effective for fiscal years ending after December 15, 2002. The disclosure requirements for interim financial statements containing condensed consolidated financial statements are effective for interim periods beginning after December 15, 2002. We currently account for stock based compensation utilizing the intrinsic value method of accounting for stock-based employee compensation described by APB Opinion No. 25.

Future Adoption of Accounting Pronouncements—

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset, except for certain lease obligations. This statement applies to all entities and is effective for financial statements issued for fiscal years beginning after June 15, 2002. We are currently evaluating the impact of this statement on our results of operations or financial position until such time as its provisions are applied.

In April 2002, the FASB issued SFAS No. 145 "Rescission of FASB Statements Nos. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This statement amends, among others, the classification on the statement of operations for gains and losses from the extinguishment of debt. Currently such gains and losses are reported as extraordinary items, however the adoption of SFAS No. 145 will require the classification of the gains and losses from the extinguishment of debt within income or loss from continuing operations unless the transactions meet the criteria for extraordinary treatment as infrequent and unusual as described in Accounting Principles Board Opinion No. 30 "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." The extraordinary gain resulting from the early extinguishment of the convertible Subordinated Notes (see Note 6) will be reclassified to other expense, net within the consolidated statements of operations upon adoption on January 1, 2003.

In June 2002, the FASB issues SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement supersedes Emerging Issues Task Force ("EITF") No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity." Under this statement, a liability for a cost associated with a disposal or exit activity is recognized at fair value when the liability is incurred rather than at the date of an entity's commitment to an exit plan as required under EITF 94-3. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002. All restructuring activity undertaken prior to that date has been accounted for under the provision of EITF 94-3.

In November 2002, the FASB issued FASB Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN No. 45 clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of FIN No. 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The Company will adopt these requirements on January 1, 2003. The disclosure requirements of FIN No. 45 are applicable for financial statements of interim or annual periods ending after December 15, 2002 and, therefore, have been adopted for these Consolidated Financial Statements.

We do not expect the adoption of the above mentioned pronouncements to have a material impact on our consolidated financial statements.

(3)    Acquisition of PriceInteractive, Inc. and Discontinued Operations

Acquisition—On February 27, 2001, the Company completed its acquisition of all of the outstanding capital stock and options to purchase common stock of PriceInteractive Inc., a leading provider of speech application services ("PriceInteractive"). The acquisition was accounted for using the purchase method of accounting in accordance with APB Opinion No. 16, "Business Combinations," and, accordingly, the results of operations for PriceInteractive have been included in the consolidated results of the Company since the acquisition date. The aggregate purchase price, which was comprised of cash of $45.3 million, approximately 9.3 million shares of common stock (including 2.1 million shares placed in escrow), approximately 1.0 million shares of restricted common stock and options to purchase approximately 1.0 million shares of common stock, was allocated to the tangible and intangible assets of PriceInteractive based upon the fair value of such assets acquired. Fair value of intangible assets was determined by an independent appraisal. The restricted common stock, issued in the acquisition, vested 50% on December 31, 2001 while the remaining 50% was scheduled to vest on January 1, 2003, subject to acceleration upon certain events. In addition, the Company also recorded $1,834,178 of deferred stock-based compensation, relating to the options issued in connection with the acquisition, which was being amortized over two to four years, the vesting periods of the options granted.

Subsequent to the acquisition, the Company changed the name of the acquired entity to iBasis Speech Solutions, Inc.

A summary of the total consideration and the allocation of the aggregate purchase price was as follows:

Purchase Price:
Cash paid	$45,250,917
Professional fees and other acquisition costs	6,258,679
Fair value of common stock issued	64,338,607
Fair value of common stock options issued	3,366,698

Total purchase price	$119,214,901

Allocation of Purchase Price:
Cash and cash equivalents	$13,384,425
Other current assets	6,940,155
Property and equipment	9,203,412
Developed technology and know-how	15,447,698
Installed customer base	7,559,512
Assembled workforce	1,424,256
Goodwill	62,570,521
Other assets	38,277
Current liabilities	(8,800,717)
Long term debt	(12,984,104)
In-process research and development	24,431,466

Total allocation of purchase price	$119,214,901

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

In-process research and development value was comprised of one primary research and development project. This project included the introduction of certain new technologies. At the acquisition date, this project was approximately 70% to 80% complete based on cost data and technological progress. The research and development investment in this project made by the Company from the date of acquisition through December 31, 2001 was $6.0 million.

The value assigned to purchased in-process technology was determined by estimating the costs to develop the purchased in-process technology into commercially viable products, estimating the resulting net cash flows from the project and discounting the net cash flows to their present value. The revenue projection used to value the in-process research and development is based on the expected timing of new products, management's estimate of the product life cycle and expected revenue contribution. The rates utilized to discount the net cash flows to their present value are based on the Company's weighted average cost of capital. This discount rate was commensurate with the Company's corporate maturity and the uncertainties in the economic estimates described above.

Discontinued Operation—On July 15, 2002 the Company completed the sale of substantially all of the assets of its Speech Solutions Business for $18.5 million in cash of which $1.5 million of this amount was placed in escrow until December 31, 2003, and up to $8 million in earn-out payments that may be earned upon the achievement of certain revenue milestones of the Speech Solutions Business in 2003. No earnout payments were earned in 2002.

The Company has reported its Speech Solutions Business as a discontinued operation under the provisions of SFAS No. 144 "Accounting for the Impairment or Disposal of Long Lived Assets." The Consolidated Financial Statements have been reclassified to segregate the net assets and operating results of this discontinued operation for all periods presented.

The loss on the disposal of the discontinued operation of $58,943,734 included the write-off of goodwill and other purchased intangibles of $57,272,765 and the costs to sell the operation of $1,670,969. The amount of the loss will be adjusted in the future to reflect any contingent consideration received, and the settlement of the $1.5 million held in escrow.

Summary operating results of the discontinued operation for 2002 and 2001 were as follows:

	Years Ended December 31,
	2002	2001
Revenue	$12,306,262	$23,589,920
Operating loss	(5,905,772)	(49,262,850)
Pre-tax loss from discontinued operations	(65,222,320)	(49,770,957)

The operating losses for 2002 and 2001 include depreciation of $2,608,907 and $3,561,121 and amortization of intangibles of $3,314,133 and $23,908,202 respectively. Also included in 2001 is a write-off of in-process research and development costs of $24,431,466 in connection with the acquisition of PriceInteractive.

Assets and liabilities of the discontinued operation related to the Company's Speech Solutions Business at December 31, 2001 are as follows:

Accounts receivable, net	$6,899,134
Property and equipment, net	13,417,644
Goodwill and other purchased intangibles, net	63,093,785
Other current assets	843,216

Assets of discontinued operation	$84,253,779

Liabilities of discontinued operation	$4,949,313

(4)    Accrued Expenses

Accrued expenses at December 31, consist of the following:

	2002	2001
Termination fees and circuit costs	$8,603,948	$9,619,326
Restructuring and other non-recurring costs	3,194,455	3,883,578
Interest	1,484,722	3,384,308
Acquisition related costs	2,884,000	4,495,960
Costs relating to repurchase of convertible subordinated notes	—	1,578,418
Professional services	794,412	1,281,456
Payroll and related costs	787,203	675,946
Equipment purchases	323,034	469,200
Customer deposits	348,576	107,165
Accrued other	1,995,560	3,351,723

	$20,415,910	$28,847,080

(5)    Income Taxes

No provision for federal or state income taxes has been recorded, as the Company incurred net operating losses for all periods presented. As of December 31, 2002, the Company has net operating loss carryforwards of approximately $282.7 million available to reduce future federal and state income taxes, if any. If not utilized, these carryforwards expire at various dates through 2022. If substantial changes in the Company's ownership should occur, as defined by Section 382 of the Internal Revenue Code (the "Code"), there could be annual limitations on the amount of carryforwards which can be realized in future periods. The Company has completed several financings since its inception and believes that it may have incurred an ownership change as defined under the Code.

The approximate income tax effects of temporary differences and carryforwards are as follows:

	December 31,
	2002	2001
Net operating loss carryforwards	$103,534,600	$76,479,100
Accruals	20,816,800	39,073,800
Depreciation	8,224,800	(1,270,500)
Accounts receivable	4,508,900	3,482,900
Other	(356,300)	(1,893,000)
Valuation allowance	(136,728,800)	(115,872,300)

	$—	$—

The Company has recorded a 100% valuation allowance against the net deferred tax asset as of December 31, 2002 and 2001, as management has determined that it is more likely than not that such assets will not be realized. The increase in the valuation allowance during the year primarily relates to the increase in the net operating loss carryforward.

The major components of the Company's income tax expense (benefit) for the years ended December 31 are:

	2002	2001	2000
Net operation loss carryforwards	$27,055,500	$46,945,100	$19,271,000
Deferred tax items	(6,199,000)	37,879,200	936,000
Valuation Allowance	(20,856,500)	(84,824,300)	$(20,207,000)

	$—	$—	$—

(6)    Long-Term Debt

Long-term debt consists of the following as of December 31:

	2002	2001
5.75% Convertible Subordinated Notes	$88,530,000	$129,118,000
Capital lease obligations	8,108,546	64,668,260
Revolving line of credit	2,300,000	—
Term loan	—	3,866,667

	98,938,546	197,652,927
Less: Current portion	5,348,852	26,309,611

	$93,589,694	$171,343,316

5.75% Convertible Subordinated Notes—In March of 2000, the Company issued $150.0 million aggregate principal amount of Notes, resulting in net proceeds to the Company of approximately $144.8 million. The Notes bear interest at the annual rate of 5.75% with interest payable on each March 15th and September 15th, beginning September 15, 2000. The Notes have no required principal payments prior to maturity on March 15, 2005 ("Maturity"). The Notes are unsecured and subordinated to the Company's capital lease obligations. Prior to Maturity, the Notes are convertible into common stock at a conversion price of $86.14 per share, subject to adjustment upon certain events as defined in the Note agreement. The Company may redeem some or all of the Notes at any time prior to March 20, 2003 if the price of the Company's common stock has exceeded 150% of the conversion price for at least 20 out of 30 consecutive trading days prior to redemption. If some or all of the Notes are redeemed prior to March 20, 2003, the Company is required to make an additional payment on the redeemed Notes equal to $152.54 per $1,000 note, less the amount of interest actually paid on the Note. The Company may redeem some or all of the Notes after March 20, 2003 at the following redemption prices for the three 12-month periods beginning March 20, 2003, expressed as a percentage of principal amount: 102.3%, 101.15% and 100%, respectively. In each case, the Company will also pay accrued but unpaid interest up to, but excluding the redemption date. Management has represented that the Company has no intention to redeem any of the Notes.

Upon a repurchase event, as defined in the Note Agreement, the holder can require the Company to repurchase the Notes in cash, or at the Company's option upon satisfaction of certain conditions as defined in the Note Agreement, in common stock, at 105% of the principal amount of the Notes, plus accrued and unpaid interest.

A repurchase event is defined as being either:

  i)
  the Company's common stock or other common stock into which the Notes are convertible is neither listed for trading on a United States national securities exchange nor approved for trading on an established automated over-the-counter trading market in the United States, or

  ii)
  a change in control event, as defined in the Note Agreement.

As of December 31, 2002, management believes that a repurchase event had not occurred.

Extraordinary Gain on Repurchase of Convertible Subordinated Notes—During 2002 and 2001, the Company repurchased (as opposed to "redeemed") a portion of its outstanding 5.75% Convertible Subordinated Notes and recorded an extraordinary gain. The gain was calculated as follows:

	2002	2001
Carrying value of repurchased Notes	$40,588,000	$20,882,000
Less: Cost of repurchase of Notes	(13,992,740)	(5,862,550)
Write-off of deferred debt financing costs	(805,231)	(470,477)

Gain	$25,790,029	$14,548,973

Subsequent Events—During the first quarter of 2003 the Company entered into agreements with principal holders of the Company's 5.75% Convertible Subordinated Notes which resulted in the retirement of $38.2 million of the Notes in exchange for a new debt instrument at 50% of the face value of the retired Notes.

Under the terms of the agreements, the bond holders surrendered an aggregate principal amount of $38.2 million of iBasis' outstanding 5.75% Convertible Subordinated Notes in exchange for $19.1 million aggregate principal amount of new 11.5% senior secured notes issued by iBasis and warrants for 3,798,811 shares of iBasis common stock. Each warrant will have an initial exercise price of $0.65 per share of Common Stock and an exercisable term of five years.

The new notes, which mature on January 15, 2005, share in a second priority lien on the Company's assets and are subordinated to iBasis' senior bank debt.

The Company will record a gain on this exchange of approximately $12.9 million in the first quarter of 2003. As discussed in Note 2, with the adoption of SFAS 145 on January 1, 2003, the Company will report gains on the extinguishment of debt as a component of other expense, net in the consolidated statements of operations.

Capital Leases—During 2002 the Company completed an agreement with its primary equipment vendor to reduce its capital lease obligations and related future cash commitments. Under the terms of the agreement, the Company paid its vendor $28.5 million to purchase the leased assets. In exchange the vendor eliminated $63.8 million in existing debt, future interest obligations and other fees ($50.8 million in principal, $9.0 million in interest assuming the vendor debt was held to maturity, and $4.0 million in tax obligations). The difference between the cash paid and the recorded outstanding obligation on that date was accounted for as a reduction in the carrying value of the underlying capital assets.

Credit Facilities and Term Loan—The Company had borrowed approximately $500,000 from a bank (the "Equipment Note") during 1999 for purposes of equipment purchases. Borrowings under the Equipment Note were bearing interest at the bank's prime rate plus 1.5% and were payable in 36 equal monthly installments of principal and interest through August 2002. This note was repaid and canceled in full during October 2001.

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

In October 2001, the Company entered into a $5.0 million revolving line of credit with a bank (the "2001 Revolver"). The 2001 Revolver was to mature in October 2002 and was bearing interest at the bank's prime rate. In October 2002, the maturity date of the 2001 Revolver was extended until December 2002, when it was replaced by two secured lines of credit agreements with Silicon Valley Bank.

In October 2001, the Company entered into a $4.0 million term loan (the "2001 Term Loan") which was to mature in April 2003, was bearing interest at the bank's prime rate plus 0.5%, and required equal monthly repayments of principal of $133,000 plus accrued interest until maturity. As collateral, the Company deposited cash with the bank of approximately $8.9 million as of December 31, 2001 and had been classified the amount as restricted cash in the accompanying balance sheet. In December 2002, the 2001 Term Loan was paid-off and the related cash collateral was released.

On December 30, 2002, the Company entered into two secured line of credit agreements (the "2002 Credit Lines") with Silicon Valley Bank (the "Bank") providing a total available line of credit of $15 million which replaced both the 2001 Revolver and 2001 Term Loan. The maximum aggregate borrowings outstanding at any one time is limited to the lesser of $15 million or the specified borrowing base. The borrowing base is equal to 75% or 70% of eligible receivables, as defined in the agreements. Outstanding Letters of Credit drawn by the Company will reduce the maximum borrowings under this agreement at any time. Borrowings under these lines of credit bear interest at the Bank's prime rate plus 1% and are collateralized by substantially all assets of the Company. The credit lines require the Company to comply with various financial and non-financial covenants, including the maintenance of certain minimum financial ratios and restrictions on the payment of cash dividends. These agreements mature on December 29, 2004. At December 31, 2002, $2,300,000 was borrowed under the 2002 Credit Lines and $6,230,000 was available for borrowings. On December 30, 2002, in conjunction with these agreements, the Company issued a five-year warrant to the Bank for the purchase of 337,500 shares of its common stock at an exercise price of $0.337 per share.

At December 31, 2002, the Company had outstanding letters of credit aggregating $3.3 million.

Repayments of debt—Scheduled maturities of long-term debt as of December 31, 2002 are as follows:

Year	Capital Leases	Convertible Subordinated Notes	2002 Credit Lines	Total
2003	$6,075,817	$—	$—	$6,075,817
2004	2,072,165	—	2,300,000	4,372,165
2005	624,174	88,530,000	—	89,154,174
2006	—	—	—	—
2007	—	—	—	—
Thereafter	—	—	—	—

Total future minimum payments	8,772,156	88,530,000	2,300,000	99,602,156
Less: Amounts representing interest	663,610	—	—	663,610

Present value of minimum repayments	8,108,546	88,530,000	2,300,000	98,938,546
Less: Current portion of long-term debt	5,348,852	—	—	5,348,852

Long-term debt, net of current portion	$2,759,694	$88,530,000	$2,300,000	$93,589,694

(7) Stockholders' Equity

(a) Authorized Capital Stock

The Company has authorized for issuance 85,000,000 shares of common stock, $0.001 par value per share ("Common Stock") and 15,000,000 shares of preferred stock, $0.001 par value per share ("Preferred Stock").

(b) Treasury Stock

During 2002, the Company negotiated a settlement of the 2,070,225 shares of common stock that the Company placed into escrow in connection with the acquisition of PriceInteractive, Inc. in 2001. As a part of this settlement, 1,135,113 shares were returned to the Company and have been accounted for on the accompanying balance sheet as treasury stock, stated at the fair value of the shares on the date of the settlement.

(c) Stock Incentive Plan

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

As a result of a special meeting of the Company's stockholders, held in February 2001, the maximum number of shares of Common Stock that could be purchased under the Plan increased from 5.7 million to 9.0 million. In addition, as a result of that meeting, the Company assumed the PriceInteractive Stock Option Plan (the "PriceInteractive Plan") and all of the outstanding options to purchase the common stock of PriceInteractive, Inc. and converted such assumed options into options to purchase 1,021,434 shares of the Company's Common Stock.

The following table summarizes the option activity for the years ended December 31, 2002, 2001 and 2000:

	Number of Shares	Exercise Price Per Share	Weighted Average Exercise Price
Outstanding, January 1, 2000	2,947,725	$0.03-37.94	$4.37
Granted	2,175,000	4.13-74.63	12.91
Exercised	(511,702)	0.03-13.50	1.30
Forfeited	(371,940)	0.50-74.63	7.95

Outstanding, December 31, 2000	4,239,083	0.03-74.63	8.76
Granted	4,523,110	0.43-3.71	2.16
Options assumed in connection with the acquisition of PriceInteractive, Inc	1,021,434	0.85-5.89	2.52
Exercised	(706,440)	0.41-7.00	3.52
Forfeited	(1,308,864)	0.03-74.63	7.26

Outstanding, December 31, 2001	7,768,323	0.43-74.63	5.04
Granted	312,200	0.25-0.97	0.61
Exercised	(149,206)	0.50-2.13	0.82
Forfeited	(5,674,799)	0.37-74.63	6.06

Outstanding, December 31, 2002	2,256,518	$0.25-28.75	$2.02

Exercisable, December 31, 2002	1,159,910	$0.43-28.75	$2.29

Exercisable, December 31, 2001	1,693,899	$0.43-74.63	$7.69

Exercisable, December 31, 2000	854,528	$0.03-37.94	$4.88

The following table summarizes information relating to currently outstanding and exercisable stock options as of December 31, 2002:

	Outstanding
				Exercisable
		Weighted Average Remaining Contractual Life (in Years)
Range of Exercise Prices	Options Outstanding		Weighted Average Exercise Price	Options Outstanding	Weighted Average Exercise Price
$0.25-$0.69	304,962	8.83	$0.54	77,185	$0.60
0.72	1,124,000	8.87	0.72	521,244	0.72
0.97-1.10	258,106	5.18	1.06	240,818	1.06
1.50-3.71	234,050	8.12	2.95	93,257	2.69
4.00-5.00	225,350	7.00	4.67	158,848	4.71
11.00-13.50	54,550	7.38	13.41	34,341	13.39
14.81	14,000	7.74	14.81	8,092	14.81
14.85	40,000	7.40	14.85	25,000	14.85
28.75	1,500	7.00	28.75	1,125	28.75

	2,256,518			1,159,910

At December 31, 2002, options to purchase 5,286,107 shares of Common Stock were available for future grants under the Plan.

The Company applies the accounting provisions prescribed in APB No. 25 and related Interpretations. During September 1999, the Company issued stock options with an exercise price less than the fair market value of the Common Stock as determined for accounting purposes. Deferred compensation related to these stock options of approximately $2,384,000 was recorded during the year ended December 31, 1999 and is being amortized over four years, the vesting period of those options. In connection with the 2001 acquisition of PriceInteractive, Inc., the Company assumed vested options with exercise prices that were less than the fair market value of the Company's Common Stock as determined for accounting purposes. As such, the Company recorded approximately $1,834,000 of deferred compensation which was being amortized over the remaining life of those options of up to four years. Deferred compensation was reduced in 2002 due to the settlement with the former shareholders of PriceInteractive and due to the forfeit of options by Company employees.

During 2001 and 2000, the Company accelerated vesting on 92,500 and 118,750 options, respectively, to purchase common stock in relation to severance agreements with employees. Accordingly, the Company recorded non-cash compensation expense of approximately $154,000 and $352,000, respectively, which is included in general and administrative expenses in the accompanying consolidated statements of operations for the years then ended.

Total compensation cost recognized in the statements of operations as a result of stock-based employee compensation awards was $966,574, $1,367,991 and $948,403 for the years ended December 31, 2002, 2001, and 2000, respectively.

(d) Stock Option Exchange Program

In December 2002 the Company announced an offer to exchange outstanding employee stock options in return for new stock options to be granted by the Company. In exchange for existing options, each option holder received a commitment to receive new options to be issued exercisable for the same number of shares of common stock tendered by the option holder and accepted for exchange. A total of 1,786,950 options were accepted for exchange under the exchange offers and, accordingly, were canceled in 2002. The new option grants are expected to be granted in the second quarter of 2003, no sooner than six months and one day from the date on which each exchange offer terminated. The new options granted to the Company's employees will vest quarterly over a two year period.

(e) Employee Stock Purchase Plan

On September 9, 1999, the Company's Board of Directors and stockholders approved the 1999 iBasis, Inc. Employee Stock Purchase Plan (the "ESPP"), which enables eligible employees to acquire shares of the Company's common stock through payroll deductions. The ESPP is intended to qualify as an employee stock purchase plan under Section 423 of the Internal Revenue Code. The offering periods under the ESPP start on January 1 and July 1 of each year and end on June 30 and December 31 of each year, unless otherwise determined by the Board of Directors. During each offering period, an eligible employee may select a rate of payroll deduction from 1% to 10% of compensation, up to an aggregate of $12,500 in any offering period. The purchase price for common stock purchased under the Purchase Plan is 85% of the lesser of the fair market value of the shares on the first or last day of the offering period. The Company issued 364,531, 131,607 and 7,759 shares under the ESPP during 2002, 2001 and 2000 respectively. At December 31, 2002, all shares authorized under the ESPP have been issued.

(f) Stock-Based Compensation

The Company uses the intrinsic value method to account for stock-based awards to employees. The Company estimated the fair value of its stock-based awards to employees using the Black-Scholes option pricing model. The Black-Scholes model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, the Black-Scholes model requires the input of highly subjective assumptions including the expected stock price volatility. Because stock-based awards to employees have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of stock-based awards to employees. The fair value of stock-based awards to employees was estimated assuming no expected dividends and the following weighted-average assumptions:

	December 31,
	2002	2001	2000
Risk-free interest rate	3.000%	4.669%	6.19%
Expected life	5 years	5 years	5 years
Expected volatility	146%	155%	146%
Weighted average remaining contractual life	8.00 years	9.56 years	8.96 years
Weighted average fair value of options granted	$0.61	$1.04	$11.76

See "Stock-Based Compensation" in Note 2, "Summary of Significant Accounting Policies", for the pro forma disclosures of net loss and loss per share required under SFAS No. 123.

(g) Reserved Shares

At December 31, 2002, the Company has 7,841,748 shares reserved for issuance under the Company's Stock Incentive Plan and 337,500 shares reserved for exercise of certain stock warrants.

(8)    Commitments and Contingencies

Operating Leases—The Company leases its administrative and operating facilities and certain equipment under non-cancelable operating leases, which expire at various dates through 2009. The future approximate minimum lease payments under such operating leases consist of the following:

Year
2003	$4,032,000
2004	3,394,000
2005	2,233,000
2006	1,709,000
2007	1,709,000
Thereafter	3,300,000

Total future minimum lease payments	$16,377,000

Total rent expense included in the consolidated statements of operations was approximately $3,918,000, $4,384,000, and $3,742,000 for the years ended December 31, 2002, 2001, and 2000, respectively.

Litigation—From time to time, the Company is subject to various legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. While the outcome of these claims cannot be predicted with certainty, management is not aware of any current legal matters that would have a material adverse effect on the Company's consolidated financial position, results of operations, or cash flows.

(9)    Segment and Geographic Information

SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, establishes standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to stockholders. It also establishes standards for related disclosures about products and services, and geographic areas. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision- making group, in deciding how to allocate resources and in assessing performance. The Company's chief operating decision-making group is composed of the chief executive officer, members of senior management and the Board of Directors. The Company has viewed its operations and manages its business principally as one operating segment

The following table represents percentage revenue derived from individual countries:

	Year Ended December 31,
	2002	2001	2000
United States	55%	58%	89%
United Kingdom	11	13	1
China	10	13	7
Hong Kong	3	2	2
Other	21	14	1

	100%	100%	100%

The net book value of long-lived tangible assets by geographic area was as follows:

Geographic Location	2002	2001
North America	$29,197,727	$74,836,554
Europe	1,628,457	4,839,578
Asia	922,673	4,127,119
Other	608,634	475,820

	$32,357,491	$84,279,071

(10)    Valuation and Qualifying Accounts

The allowance for doubtful accounts reflects management's best estimate of probable losses inherent in the account receivable balance. Management determines the allowance based on known troubled accounts, historical experience, and other currently available evidence. Activity in the allowance for doubtful accounts is as follows:

Year Ended December 31,	Balance at Beginning of Year	Charged to costs and expenses	Write-offs and other	Balance at End of Year
2000	$633,121	1,944,560	(398,313)	$2,179,368
2001	$2,179,368	9,160,500	(5,473,112)	$5,866,756
2002	$5,866,756	10,026,500	(8,059,919)	$7,833,337

(11)    Restructuring and Other Non-Recurring Costs

2001 Restructuring—During 2001, the Company announced a restructuring plan to better align the organization with its corporate strategy and recorded a charge of approximately $51.8 million in accordance with the criteria set forth in EITF 94-3 and SEC Staff Accounting Bulletin 100. The restructuring included the write-off of property and equipment, the termination of certain contractual obligations and the reduction in the Company's workforce resulting in employee benefit costs.

The write-off of property and equipment related primarily to the abandonment and related costs of certain equipment in a limited number of network data centers and internet central offices. As a result of adopting the Openwave platform for the Company's former unified messaging business, certain equipment, which was previously deployed in its New York City and Cambridge, Massachusetts data centers, were no longer required. In addition, the write-down of equipment at internet central offices was related to the Company's increasing focus within its wholesale VoIP business on serving the largest international carriers (Tier One). Large Tier One carriers tend to maintain greater geographic footprints and the ability to cost efficiently connect their networks to the Company's network. As a result, the equipment located in some of the Company's internet central offices was no longer required and has therefore been written down to its estimated net realizable value.

The termination of contractual obligations represented the anticipated cost of negotiated settlements with providers of facility space and telecommunications circuits related to the network data centers and internet central offices which are no longer in operation.

The employee severance costs related to a reduction in the workforce of 136 full time employees on a worldwide basis, 71 of which were in research and development, 39 of which were in sales and marketing and the remaining 26 in general and administrative functions.

The components of the restructuring charge were as follows:

Write-off of property and equipment	$42,629,436
Termination of contractual obligations	7,441,837
Employee severance costs	1,763,045

Total	$51,834,318

At December 31, 2001, accrued restructuring costs were approximately $3.9 million. A summary of the accrual is as follows:

Restructuring and other non-recurring costs	$51,834,318
Less: Write off of property and equipment	(42,258,232)
Payment of termination and contractual obligations	(4,232,258)
Payment of employee severance costs	(1,460,250)

Accrual as of December 31, 2001	$3,883,578

These cost reduction measures were completed by the end of the second quarter of 2002 and did not have a material impact on business operations during 2001. The total cash impact of the restructuring was approximately $9.2 million, of which $5.7 million was paid in 2001 while the remaining $3.5 million was paid during 2002.

2002 Restructuring—During 2002, the Company announced cost reduction measures and recorded a charge of approximately $5.5 million in the accompanying consolidated statement of operations:

The components of the restructuring and other non-recurring costs were as follows:

Write off of fixed assets and facilities costs	$2,427,162
Termination of contractual lease obligations	2,793,831
Employee severance costs	750,000
Less: Change in estimate of 2001 restructuring costs	(434,512)

Total restructuring and other non-recurring costs	$5,536,481

The write-off of fixed assets relates primarily to the closure and abandonment of the Company's Miami and Singapore internet central offices. The costs include the write-off of leasehold improvements as well as a provision for termination costs for the facility space and telecommunication circuits. As the Company continues to focus on serving the largest international, Tier-One carriers who tend to maintain greater geographic footprints, management approved a plan to close the Miami and Singapore internet central offices and route traffic through our other central facilities. In addition, the Company wrote off certain assets which were considered to be impaired due to the Company's plan to move to a new switchless architecture in its VoIP network.

The employee severance costs relate to a reduction in the workforce as the Company terminated 44 employees on June 28, 2002. Of these 44 people, 19 were within research and development, 10 were from sales and marketing and 15 were from general and administrative departments.

In addition the 2002 restructuring expense was reduced by a change in estimated restructuring costs related to the 2001 restructuring and specifically related to a reduction in the estimated cost of terminating contractual lease obligations.

At December 31, 2002, accrued restructuring costs were approximately $3.2 million. A summary of the restructuring accrual is as follows:

Accrual as of December 31, 2001	$3,883,578
2002 net restructuring and other non-recurring costs	5,536,481
Less: Write off of property and equipment	(2,427,162)
Payment of termination and contractual obligations	(2,770,647)
Payment of employee severance costs	(1,027,795)

Accrual as of December 31, 2002	$3,194,455

At December 31, 2002, the accrued restructuring costs consist of accrued costs for the termination of contractual lease obligations of which approximately $1,949,455 relates to amounts originally accrued in 2002 and approximately $1,245,000 relates to amounts originally accrued in 2001.

(12)    Summary of Quarterly Information (Unaudited)

Quarterly financial information for 2002 and 2001 is as follows:

2002	First Quarter(1)	Second Quarter	Third Quarter	Fourth Quarter(2)	Total Year
Net revenue	$41,726,210	$41,922,786	$38,358,442	$42,934,351	$164,941,789
Total cost and operating expenses	62,609,245	71,150,861	50,261,259	52,511,041	236,532,406
Loss from continuing operations before extraordinary item	(24,518,598)	(32,614,990)	(13,629,459)	(11,527,978)	(82,291,025)
Income (loss) from discontinued operations	(3,838,512)	(61,531,424)	(531,664)	679,280	(65,222,320)

Loss before extraordinary gain	(28,357,110)	(94,146,414)	(14,161,123)	(10,848,698)	(147,513,345)
Extraordinary gain	10,394,431	12,960,120	2,435,478	—	25,790,029

Net loss	$(17,962,679)	$(81,186,294)	$(11,725,645)	$(10,848,698)	$(121,723,316)

Basic and diluted net loss per share:
Loss from continuing operations before extraordinary item	$(0.54)	$(0.72)	$(0.30)	$(0.26)	$(1.82)
Income (loss) from discontinued operations	(0.10)	(1.36)	(0.01)	0.02	(1.45)

Loss before extraordinary gain	(0.64)	(2.08)	(0.31)	(0.24)	(3.27)
Extraordinary gain	0.24	0.28	0.05	—	0.57

Net loss	$(0.40)	$(1.80)	$(0.26)	$(0.24)	$(2.70)

(1)
Amounts vary from those originally filed on Form 10-Q due to the reclassification of the operating results of the Company's Speech Solutions Business as a discontinued operation beginning in the second quarter 2002.

(2)
The results for the fourth quarter 2002 includes a restructuring charge of approximately $1.6 million.

2001	First Quarter(1)	Second Quarter	Third Quarter	Fourth Quarter	Total Year
Net revenue	$24,547,030	$27,900,017	$26,022,997	$31,709,721	$110,179,765
Total cost and operating expenses	50,809,320	85,121,830	53,229,225	68,550,670	257,711,045
Loss from continuing operations before extraordinary item	(26,373,892)	(59,030,390)	(29,786,439)	(40,276,665)	(155,467,386)
Loss from discontinued operations	(26,772,797)	(7,764,821)	(7,317,193)	(7,916,146)	(49,770,957)

Loss before extraordinary gain	(53,146,689)	(66,795,211)	(37,103,632)	(48,192,811)	(205,238,343)
Extraordinary gain	—	—	—	14,548,973	14,548,973

Net loss	$(53,146,689)	$(66,795,211)	$(37,103,632)	$(33,643,838)	$(190,689,370)

Basic and diluted net loss per share:
Loss from continuing operations before extraordinary item	$(0.70)	$(1.34)	$(0.67)	$(0.93)	$(3.64)
Loss from discontinued operations	(0.65)	(0.18)	(0.17)	(0.17)	(1.17)

Loss before extraordinary gain	(1.35)	(1.52)	(0.84)	(1.10)	(4.81)
Extraordinary gain	—	—	—	0.34	0.34

Net loss	$(1.35)	$(1.52)	$(0.84)	$(0.76)	$(4.47)

(1)
Amounts vary from those originally filed on Form 10-Q due to the reclassification of the operating results of the Company's Speech Solutions Business as a discontinued operation beginning in the second quarter 2002.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

iBasis, Inc. ("iBasis") dismissed Arthur Andersen LLP ("Andersen"), as its independent accountants and appointed Deloitte & Touche LLP ("D&T") as its new independent accountants, effective May 14, 2002. This determination followed iBasis' decision to seek proposals from independent accountants to audit iBasis' financial statements for fiscal year ending December 31, 2002. The decision to dismiss Andersen and to retain D&T was approved by iBasis' Board of Directors upon the recommendation of its Audit Committee.

During iBasis' two most recent fiscal years ended December 31, 2001 and 2000, and the subsequent interim period through May 14, 2002, there were no disagreements between iBasis and Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to Andersen's satisfaction would have caused them to make reference to the subject matter of the disagreement in connection with their reports.

None of the reportable events described under Item 304(a)(1)(v) of Regulations S-K occurred within iBasis' two most recent fiscal years and the subsequent interim period through May 14, 2002.

The audit reports of Andersen on the consolidated financial statements of iBasis and its subsidiaries as of and for the fiscal years ended December 31, 2001 and 2000 did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles.

iBasis provided Andersen with a copy of these disclosures filed by incorporation as Exhibit 16.1 is a copy of Andersen's letter, dated May 20, 2002 stating its agreement with these disclosure statements.

During iBasis' two most recent fiscal years ended December 31, 2001 and 2000, and the subsequent interim period through May 14, 2002, iBasis did not consult with D&T with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on iBasis' consolidated financial statements, or any other matters or reportable events as set forth in Items 304(a)(2)(i) and (ii) of Regulation S-K.

PART III

Item 10. Directors and Executive Officers of the Registrant

Information required by Part III, Item 10, regarding iBasis' directors may be found in iBasis' Proxy Statement relating to iBasis' annual meeting of stockholders to be held on May 29, 2003, and is incorporated herein by reference. Information relating to compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, may be found in the Proxy Statement and is incorporated herein by reference.

Item 11. Executive Compensation

Information required by Part III, Item 11, may be found in iBasis' Proxy Statement relating to iBasis' annual meeting of stockholders to be held on May 29, 2003, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by Part III, Item 12, may be found in iBasis' Proxy Statement relating to iBasis' annual meeting of stockholders to be held on May 29, 2003, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

Information required by Part III, Item 13, may be found in iBasis' Proxy Statement relating to iBasis' annual meeting of stockholders to be held on May 29, 2003, and is incorporated herein by reference.

Item 14. Controls and Procedures

(a) Evaluation of disclosure controls and procedures. Based on their evaluation of iBasis' disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) as of a date within 90 days of the filing date of this Annual Report on Form 10-K, iBasis' chief executive officer and chief financial officer have concluded that iBasis' disclosure controls and procedures are designed to ensure that information required to be disclosed by iBasis in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and are operating in an effective manner.

(b) Changes in internal controls. There were no significant changes in iBasis' internal controls or in other factors that could significantly affect these controls subsequent to the date of their most recent evaluation.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(A) List of Documents Filed as a Part of This Annual Report:

  (1)
  Financial Statements:

    Independent Auditors' Report

    Consolidated Balance Sheets

    Consolidated Statements of Operations

    Consolidated Statements of Stockholders' Equity (Deficit)

    Consolidated Statements of Cash Flows

    Notes to Consolidated Financial Statements

  (2)
  Index to Financial Statements Schedules:

    All financial statement schedules have been omitted because the required information is included in our consolidated financial statements, or the related notes, or is not applicable.

  (3)  Index to Exhibits:

Exhibit Number	Description
2.1	Asset Purchase Agreement, dated as of July 12, 2002, by and among iBasis, ISS and Purchaser (incorporated by reference from Exhibit 2.1 to the Registrant's Current Report on Form 8-K dated July 15, 2002 (file no. 000-27127)).
3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference from Exhibit 3.1 to the Registrant's Registration Statement on Form S-1 (file no. 333-96535)).
3.2	Amended and Restated By-Laws of the Registrant (incorporated by reference from Exhibit 3.2 to the Registrant's Registration Statement on Form S-1 (file no. 333-96535)).
4.1	Specimen Certificate for shares of the Registrant's common stock (incorporated by reference from Exhibit 4.1 to the Registrant's Registration Statement on Form S-1 (file no. 333-85545)).
10.1	Lease, dated January 8, 1999, as amended, between the Registrant and Rodger P. Nordblum and Peter C. Nordblum as Trustees of Northwest Associates under Declaration of Trust dated December 9, 1971 with respect to property located at 20 Second Avenue, Burlington, Massachusetts (incorporated by reference from Exhibit 10.1 to the Registrant's Registration Statement on Form S-1 (file no. 333-85545)).
10.2	Reserved.
10.3	Lease, dated as of August 7, 1998, between the Registrant and 111 Eighth Avenue LLC, relating to property located at 111 Eighth Avenue, New York, New York (incorporated by reference from Exhibit 10.3 to the Registrant's Registration Statement on Form S-1 (file no. 333-85545)).
10.4	Lease, dated December 11, 1998 between the Registrant and Downtown Properties L.L.C., with respect to property located at 611 Wilshire Boulevard, Los Angeles, California (incorporated by reference from Exhibit 10.4 to the Registrant's Registration Statement on Form S-1 (file no. 333-85545)).
10.5	Warrant, dated as of September 10, 1997, for the purchase of shares of preferred stock of the Company issued to TLP Leasing Programs, Inc. (incorporated by reference from Exhibit 10.5 to the Registrant's Registration Statement on Form S-1 (file no. 333-85545)).

10.6		Warrant, dated as of June 8, 1998, for the purchase of shares of preferred stock of the Company issued to TLP Leasing Programs, Inc. (incorporated by reference from Exhibit 10.6 to the Registrant's Registration Statement on Form S-1 (file no. 333-85545)).
10.7		Master Agreement of Terms and Conditions for Lease between the Registrant and Cisco Systems Capital Corporation, dated as of November 3, 1998, as amended incorporated by reference from Exhibit 10.7 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2001 file no. 000-27127)
10.8	†	1997 Stock Incentive Plan of the Registrant (incorporated by reference from Exhibit 10.8 to the Registrant's Registration Statement on Form S-1 (file no. 333-85545)).
10.9	†	Employment Agreement between the Registrant and Ofer Gneezy, dated as of August 11, 1997 (incorporated by reference from Exhibit 10.9 to the Registrant's Registration Statement on Form S-1 (file no. 333-85545)).
10.10	†	Employment Agreement between the Registrant and Gordon J. VanderBrug, dated as of August 11, 1997. (incorporated by reference from Exhibit 10.10 to the Registrant's Registration Statement on Form S-1 (file no. 333-85545)).
10.11		Reserved.
10.12		Reserved.
10.13		Series B Convertible Preferred Stock Purchase Agreement, dated as of August 26, 1998, between the Registrant and the "Purchaser" parties thereto (incorporated by reference from Exhibit 10.14 to the Registrant's Registration Statement on Form S-1 (file no. 333-85545)).
10.14		Series C Convertible Purchase Agreement, dated as of July 12, 1999, between the Registrant and the "Purchaser" parties thereto (incorporated by reference from Exhibit 10.15 to the Registrant's Registration Statement on Form S-1 (file no. 333-85545)).
10.15		Second Amended and Restated Shareholders' Agreement, dated as of July 12, 1999, among the Registrant and the holders of the capital stock of the Registrant who become parties thereto (incorporated by reference from Exhibit 10.16 to the Registrant's Registration Statement on Form S-1 (file no. 333-85545).
10.16		First Amended and Restated Registration Rights Agreement, dated as of July 12, 1999, among the Registrant and the holders of the capital stock of the Registrant who become parties thereto (incorporated by reference from Exhibit 10.17 to the Registrant's Registration Statement on Form S-1 (file no. 333-85545)).
10.17		Shareholders Agreement, dated as of March 28, 1998, relating to VIP Calling (Hong Kong) Limited (incorporated by reference from Exhibit 10.18 to the Registrant's Registration Statement on Form S-1 (file no. 333-85545)).
10.18		Amendment No. 1 to the Shareholders Agreement, dated as of March 28, 1998, relating to VIP Calling (Hong Kong) Limited (incorporated by reference from Exhibit 10.19 to the Registrant's Registration Statement on Form S-1 (file no. 333-85545)).
10.19		Amendment No. 2 to the Shareholders Agreement, dated as of March 28, 1998, relating to VIP Calling (Hong Kong) Limited (incorporated by reference from Exhibit 10.20 to the Registrant's Registration Statement on Form S-1 (file no. 333-85545)).
10.20		Reserved.
10.21		Stock Restriction Agreement, dated as of August 26, 1998, between the Registrant and Ofer Gneezy and Gordon VanderBrug (incorporated by reference from Exhibit 10.22 to the Registrant's Registration Statement on Form S-1 (file no. 333-85545)).
10.22		Alliance Agreement, dated January 4, 1999, between the Registrant and Cisco Systems, Inc. (incorporated by reference from Exhibit 10.23 to the Registrant's Registration Statement on Form S-1 (file no. 33-85545)).
10.23		Reserved.
10.24		Reserved.

10.25	†	1999 Employee Stock Purchase Plan of the Registrant, as amended (incorporated by reference from Exhibit 10.26 to the Registrant's Registration Statement on Form S-1 (file no. 333-96535)).
10.26		Lease, dated October 22, 1999, between the Registrant and Roger P. Nordblom and Peter C. Nordblom, as Trustees of N.W. Building 1 Associates under Declaration of Trust dated November 11, 1984 and filed with the Middlesex South Registry District of the Land Court as Document Number 674807 with respect to property located at 10 Second Avenue, Burlington, Massachusetts (incorporated by reference from Exhibit 10.28 to the Registrant's Registration Statement on Form S-1 (file no. 333-96535)).
10.27		Supply Contract, dated as of December 30, 1999, between the Registrant and Belle Systems A/S (incorporated by reference from Exhibit 10.30 to the Registrant's Registration Statement on Form S-1 (file no. 333-96535)).
10.28		Offer Letter between the Registrant and Richard Tennant, dated as of September 17, 2001 and Employment Agreement, dated as of September 20, 2001 (incorporated by reference from Exhibit 10.30 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2001 (file no. 000-27127)).
10.29		Offer Letter between the Registrant and Paul Floyd, dated as of April 2, 2001 and Proprietary Information and Inventions Agreement dated April 12, 2001 (incorporated by reference from Exhibit 10.31 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2001 (file no. 000-27127)).
10.30		Loan and Security Agreement between the Registrant and Silicon Valley Bank, dated as of October 9, 2001 (incorporated by reference from Exhibit 10.32 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2001 (file no. 000-27127)).
10.31		Securities Exchange Agreement, dated January 30, 2003, by and among iBasis, Inc., iBasis Global, Inc., iBasis Securities Corporation, the Symphony Funds signatories thereto and U.S. Bank National Association, as Collateral Agent (incorporated by reference from Exhibit 4.1 to the Registrant's Current Report on Form 8-K dated January 30, 2003 (file no. 000-27127)).
10.32		Global Note dated January 30, 2003 (incorporated by reference from Exhibit 4.2 to the Registrant's Current Report on Form 8-K dated January 30, 2003 (file no. 000-27127)).
10.33		Warrant and Registration Rights Agreement, dated January 29, 2003, by and among iBasis, Inc. and U.S. Bank National Association, as Collateral Agent (incorporated by reference from Exhibit 4.3 to the Registrant's Current Report on Form 8-K dated January 30, 2003 (file no. 000-27127)).
10.34		Global Warrant Certificate dated January 30, 2003 (incorporated by reference from Exhibit 4.4 to the Registrant's Current Report on Form 8-K dated January 30, 2003 (file no. 000-27127) ).
10.35		Security Exchange Agreement, dated January 30, 2003, by and among iBasis, Inc., iBasis Global, Inc., iBasis Securities Corporation, and U.S. Bank National Association, as Collateral Agent (incorporated by reference from Exhibit 4.5 to the Registrant's Current Report on Form 8-K dated January 30, 2003 (file no. 000-27127)).
10.36		Subordination Agreement, dated January 30, 2003, by and among iBasis, Inc., iBasis Global, Inc., iBasis Securities Corporation, Silicon Valley Bank, the Creditors party thereto, U.S. Bank National Association, as Collateral Agent and Fiscal Agent (incorporated by reference from Exhibit 4.6 to the Registrant's Current Report on Form 8-K dated January 30, 2003 (file no. 000-27127)).
10.37		Fiscal Agency Agreement, dated January 30, 2003, by and among iBasis, Inc., iBasis Global, Inc., iBasis Securities Corporation, and U.S. Bank National Association, as Fiscal Agent (incorporated by reference from Exhibit 4.7 to the Registrant's Current Report on Form 8-K dated January 30, 2003 (file no. 000-27127)).

10.38	Guarantee, dated January 30, 2003, by and between iBasis Securities Corporation and U.S. Bank National Association, as Collateral Agent (incorporated by reference from Exhibit 4.7 to the Registrant's Current Report on Form 8-K dated January 30, 2003 (file no. 000-27127)).
10.39	Security Exchange Agreement, dated February 21, 2003, by and among iBasis, Inc., iBasis Global, Inc., iBasis Securities Corporation, and U.S. Bank National Association, as Collateral Agent.
10.40	Global Note, dated February 21, 2003.
10.41	Global Warrant Certificate, dated February 21, 2003.
10.42	Amendment 1 to Securities Exchange Agreement, dated February 21, 2003, by and among iBasis, Inc., iBasis Global, Inc., iBasis Securities Corporation, JMG Triton Offshore Fund Limited CITCO signatories thereto and U.S. Bank National Association, as Collateral Agent.
10.43	Amendment No. 1 to Fiscal Agency Agreement, dated February 21, 2003, by and among iBasis, Inc., iBasis Global, Inc., iBasis Securities Corporation, and U.S. Bank National Association, as Fiscal Agent.
10.44	Amended and Restated Warrant and Registration Rights Agreement dated February 21, 2003, by and among iBasis, Inc. and U.S. Bank National Association, as Warrant Agent.
10.45	Collateral Agency and Intercreditor Agreement as of February 21, 2003, by and among U.S. Bank National Association, as Collateral Agent, the Exchanging Holders (as defined therein), iBasis Inc., iBasis Global, Inc. and iBasis Securities Corporation.
10.46	Guarantee, dated February 21, 2003, by and between iBasis Securities Corporation and U.S. Bank National Association, as Collateral Agent.
10.47	Security Agreement dated as of February 21, 2003, by and among iBasis, Inc., iBasis Global, Inc., iBasis Securities Corporation and U.S. Bank National Association, as Collateral Agent.
10.48	Master Agreement to Lease Equipment (incorporated by reference from Exhibit 99.3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (file no. 000-27127)).
10.49	Settlement Agreement made as of August 2, 2002 among Cisco Systems Capital Corporation, Cisco Systems, Inc and iBasis, Inc.(incorporated by reference from Exhibit 99.4 to the Registrant's Annual Report on Form 10-Q for the quarter ended September 30, 2002 (file no. 000-27127)).
10.50	Bill of Sale pursuant to the Settlement Agreement made as of August 2, 2002 among Cisco Systems Capital Corporation, Cisco Systems, Inc and iBasis, Inc. (incorporated by reference from Exhibit 99.5 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (file no. 000-27127)).
10.51	Silicon Valley Bank Loan and Security Agreement, dated December 30, 2002, by and among Silicon Valley Bank, the Registrant and iBasis Global, Inc. (incorporated by reference from Exhibit 99.2 to the Registrant's Current Report on Form 8-K dated December 31, 2002 (file no. 000-27127)).
10.52	Export-Import Bank Loan and Security Agreement, dated December 30, 2002, by and among Silicon Valley Bank, the Registrant and iBasis Global, Inc. (incorporated by reference from Exhibit 99.3 to the Registrant's Current Report on Form 8-K dated December 31, 2002 (file no. 000-27127)).
10.53	Side Letter, dated February 5, 2003, by and among iBasis, Inc. and the Symphony Funds signatories thereto (incorporated by reference from Exhibit 99.2 to the Registrant's Current Report on Form 8-K dated December 31, 2002 (file no. 000-27127)).
16.1	Amended letter of Arthur Andersen LLP regarding change in certifying accountant (incorporated by reference from Exhibit 16.1 to the Registrant's Current Report on Form 8-K dated May 20, 2002 (file no .000-27127)).

21.1	Significant Subsidiaries of the Registrant.
23.1	Consent of Deloitte & Touche LLP.
99.1	Certificate of iBasis, Inc Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certificate of iBasis, Inc Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†
Represents a management contract or compensatory plan or arrangement.

(B) Reports on Form 8-K during the fourth quarter of fiscal 2002:

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

Name	Title	Date

/s/ OFER GNEEZY Ofer Gneezy	President and Chief Executive Officer and Director (Principal Executive Officer)	March 26, 2003
/s/ GORDON J. VANDERBRUG Gordon J. VanderBrug	Executive Vice President and Director	March 26, 2003
/s/ RICHARD TENNANT Richard Tennant	Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)	March 26, 2003
/s/ CHARLES N. CORFIELD Charles N. Corfield	Director	March 26, 2003
/s/ W. FRANK KING W. Frank King	Director	March 26, 2003
/s/ DAVID LEE David Lee	Director	March 26, 2003
/s/ CHARLES SKIBO Charles Skibo	Director	March 26, 2003

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO SECTION 302 OF
THE SARBANES-OXLEY ACT OF 2002

Annual Certification
Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Ofer Gneezy, President and CEO of iBasis, Inc., a Delaware corporation, doing business in Burlington, Massachusetts, certify that:

1.    I have reviewed this annual report of Form 10-K of iBasis, Inc.;

2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.    The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

  a)
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

  b)
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

  c)
  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date; and

5.    The registrant's other certifying officers and I have disclosed, based on our most recent evaluation to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

  a)
  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  b)
  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.    The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

March 26, 2003 (Date)	/s/ OFER GNEEZY Ofer Gneezy Chief Executive Officer (Principal Executive Officer)

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO SECTION 302 OF
THE SARBANES-OXLEY ACT OF 2002

Annual Certification
Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Richard Tennant, Chief Financial Officer of iBasis, Inc., a Delaware corporation, doing business in Burlington, Massachusetts, certify that:

1.    I have reviewed this annual report of Form 10-K of iBasis, Inc.;

2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.    The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

  a)
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

  b)
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

  c)
  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date; and

5.    The registrant's other certifying officers and I have disclosed, based on our most recent evaluation to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

  a)
  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  b)
  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.    The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

March 26, 2003 (Date)	/s/ RICHARD TENNANT Richard Tennant Chief Financial Officer (Principal Financial Officer)

iBasis Corporate Information

Directors:

Ofer Gneezy
Gordon J. VanderBrug
Charles N. Corfield
W. Frank King
David Lee
Charles M. Skibo

Executive Officers:

Ofer Gneezy
President, Chief Executive Officer and Treasurer

Gordon J. VanderBrug
Executive Vice President and Assistant Secretary

Richard Tennant
Vice President, Finance and Administration, Chief Financial Officer

Dan Powdermaker
Senior Vice President, Worldwide Sales

Paul H. Floyd
Senior Vice President, R&D, Engineering and Operations

Sean O'Leary
Senior Vice President, Marketing

Transfer Agent and Registrar:

Equiserve
150 Royall Street
Canton, MA 02021

Annual Meeting Date:

iBasis, Inc. will conduct its annual meeting of stockholders on Thursday, May 29, 2003, 10:00 am at the Corporate Headquarters.

Corporate Headquarters:

iBasis, Inc.
20 Second Avenue
Burlington, MA 01803
www.ibasis.com

QuickLinks

iBASIS, INC.
FORM 10-K For the Year Ended December 31, 2002
PART I
PART II
Critical Accounting Policies
Results from Continuing Operations
RISK FACTORS
Risks Related to Our Company
Risks Related to Our Operations
Risks Related to the Internet and Internet Telephony Industry
Index to Consolidated Financial Statements
Independent Auditors' Report
Report of Independent Public Accountants
iBasis, Inc. Consolidated Balance Sheets
iBasis, Inc. Consolidated Statements of Operations
iBasis, Inc. Consolidated Statements of Stockholders' Equity (Deficit)
iBasis, Inc. Consolidated Statements of Cash Flows
iBasis, Inc. Notes to Consolidated Financial Statements
PART III
PART IV
SIGNATURES
iBasis Corporate Information