Form 10-Q
period 2003-03-31
IBASIS INC
filed 2003-05-15
CIK 1091756

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

As of May 10, 2003, there were 44,649,942 shares of the Registrant’s Common Stock, par value $0.001 per share, outstanding.

iBASIS, INC.

iBasis, Inc.

 Consolidated Balance Sheets

	March 31, 2003	December 31, 2002
	(unaudited)
Assets
Cash and cash equivalents	$24,120,222	$32,316,609
Accounts receivable, net of allowance for doubtful accounts of approximately $8.1 million and $7.8 million, respectively	17,796,017	20,853,573
Prepaid expenses and other current assets	5,413,128	5,374,390
Total current assets	47,329,367	58,544,572
Property and equipment, at cost:
Equipment under capital lease	15,099,641	19,480,591
Network equipment	59,062,880	54,548,467
Computer software	6,639,762	6,624,530
Leasehold improvements	6,304,039	6,272,493
Furniture and fixtures	1,044,761	1,047,249
	88,151,083	87,973,330
Less: Accumulated depreciation and amortization	(61,729,674)	(55,615,839)
Property and equipment, net	26,421,409	32,357,491

Deferred debt financing costs, net	697,389	1,381,927
Long term investment in non-marketable security	5,000,000	5,000,000
Other assets	1,380,321	1,240,321

Total assets	$80,828,486	$98,524,311

Liabilities and Stockholders’ Deficit
Accounts payable	$10,456,687	$13,142,280
Accrued expenses	18,308,239	18,147,455
Current portion of long-term debt	4,736,282	5,348,852
Total current liabilities	33,501,208	36,638,587

Long term debt, net of current portion	73,039,119	93,589,694
Other long term liabilities	3,657,944	2,268,455
Total liabilities	110,198,271	132,496,736

Stockholders’ deficit
Common stock	45,785	45,785
Preferred stock	—	—
Treasury stock; 1,135,113 shares at cost	(340,534)	(340,534)
Additional paid-in capital	369,468,853	368,927,164
Deferred compensation	(57,171)	(85,756)
Accumulated deficit	(398,486,718)	(402,519,084)

Total stockholders’ deficit	(29,369,785)	(33,972,425)

	$80,828,486	$98,524,311

The accompanying notes are an integral part of these condensed consolidated financial statements.

iBasis, Inc.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2003	2002
Net revenue	$41,841,267	$41,726,210
Costs and operating expenses:
Data communications and telecommunications	34,926,620	35,587,961
Research and development	3,682,781	5,475,694
Selling and marketing	1,993,767	3,588,677
General and administrative	2,509,256	5,534,134
Depreciation and amortization	6,113,242	9,907,974
Non-cash stock-based compensation	28,585	334,265
Loss on sale of messaging business	—	2,180,540
Total cost and operating expenses	49,254,251	62,609,245

Loss from operations	(7,412,984)	(20,883,035)
Interest income	70,151	360,571
Interest expense	(1,427,090)	(3,903,024)
Gains on bond repurchases and exchanges	12,899,789	10,394,431
Other expenses, net	(97,500)	(93,110)
Income (loss) from continuing operations	4,032,366	(14,124,167)
Loss from discontinued operations	—	(3,838,512)
Net income (loss) applicable to common stockholders	$4,032,366	$(17,962,679)

Basic and diluted net income (loss) per share:
Income (loss) from continuing operations	$0.09	$(0.31)
Loss from discontinued operations	—	(0.09)

Basic and diluted net income (loss) per share	$0.09	$(0.40)

Weighted average common shares outstanding
Basic	44,649,942	45,121,759
Diluted	44,738,329	45,121,759

The accompanying notes are an integral part of these condensed consolidated financial statements.

iBasis, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2003	2002
Cash flows from operating activities:
Income (loss) from continuing operations	$4,032,366	$(14,124,167)
Adjustments to reconcile net loss to net cash used in operating activities, net of acquired assets and liabilities —
Gain on bond exchange and repurchases	(12,899,789)	(10,394,431)
Depreciation and amortization	6,113,242	9,907,974
Loss on sale of messaging business	—	2,180,540
Amortization of deferred debt financing costs	116,183	199,320
Amortization of deferred compensation	28,585	334,265
Bad debt expense	300,000	1,200,000
Changes in assets and liabilities, net of effect from acquisition—
Accounts receivable, net	2,757,556	(8,609,487)
Prepaid expenses and other current assets	284,297	641,686
Other assets	(140,000)	45,994
Accounts payable	(2,685,593)	5,009,278
Accrued expenses	(1,845,029)	(6,999,745)
Other long term liabilities	(255,730)	—

Net cash used in continuing operating activities	(4,193,912)	(20,608,772)
Net cash used in operating activities of discontinued operations	—	(2,517,112)
Net cash used in operating activities	(4,193,912)	(23,125,884)

Cash flows from investing activities:
Purchases of property and equipment	(500,195)	(2,373,776)
Adjustment to proceeds from sale of Speech Solutions business	(736,218)	—
Decrease in current marketable securities	—	25,613,530
Decrease in long-term marketable securities	—	357,900
Proceeds from the sale of messaging business	—	168,000
Net cash (used in) provided by investing activities	(1,236,413)	23,765,654

Cash flows from financing activities:
Borrowings of long term debt	2,300,000	—
Payments of principal of long term debt	(2,300,000)	(400,000)
Payments of principal on capital lease obligations	(2,088,145)	(2,438,847)
Professional fees paid for exchange of bonds	(677,917)	—
Decrease in restricted cash	—	400,000
Repurchase of Convertible Subordinated Notes	—	(5,623,655)
Proceeds from issuance of shares related to employee stock purchase plan	—	240,918
Proceeds from exercise of common stock options	—	86,862
Net cash used in financing activities	(2,766,062)	(7,734,722)

Net decrease in cash and cash equivalents	(8,196,387)	(7,094,952)
Cash and cash equivalents, beginning of period	32,316,609	75,798,935

Cash and cash equivalents, end of period	$24,120,222	$68,703,983

Supplemental disclosure of cash flow information:

During the three months ended March 31, 2003 and 2002, iBasis paid cash of $2.8 million and $4.0 million, respectively, for interest on its 5.75% Convertible Subordinated Notes and outstanding capital leases.

Non-cash  transactions:

Operations:

With those customers who are also suppliers, the Company continues to negotiate offset agreements for the amounts owed to each party.  The results of this program has been the reduction in the value of accounts receivable and accounts payable by approximately $7.1 million and $2.6 million for the three months ended March 31, 2003 and 2002, respectively.

Investing:

During the three months ended March 31, 2003, the Company completed a non-cash sale of equipment with a net book value of $0.3 million.

Financing:

During the three months ended March 31, 2003, as a part of the exchange of the Company’s 5.75% Convertible Subordinated Notes the Company issued warrants with a fair value of $541,689.  Such warrants allow the holders to acquire 3,798,811 shares of the Company’s common stock at an initial exercise price of $0.65 per share and are exercisable for a term of five years.

Also as part of the exchange and repurchase of the Company’s 5.75% Convertible Subordinated Notes, the Company reduced its deferred financing fees by $568,355 and $339,914 for the three months ended March 31, 2003 and 2002, respectively.

As part of the exchange of the Company’s Convertible Subordinated Notes, and in accordance with FAS 15, “Accounting by Debtors and Creditors Regarding Troubled Debt Restructuring”, the Company included $4,387,250 of interest within accrued expenses on the accompanying balance sheet as of March 31, 2003.  This amount represents the future payments of interest on the Company’s newly issued 11.5% Senior Secured Notes.

The accompanying notes are an integral part of these condensed consolidated financial statements.

iBasis, Inc.

Notes to Consolidated Financial Statements

(1)   Business, Management Plans and Presentation

Business—iBasis, Inc. (the “Company”) is an international telecommunications carrier that utilizes the Internet to provide economical international telecommunications services to carriers and telephony resellers around the world. The Company’s continuing operations consists of its Voice-Over-Internet-Protocol (“VoIP”) business. The Company currently operates through various service agreements with local service providers in the United States, Europe, Asia, the Middle East, Latin America, Africa and Australia.

Management Plans—As shown in the consolidated financial statements, the Company has incurred cumulative net losses of $398.5 million since inception and used $4.2 of cash in continuing operations during the three months ended March 31, 2003. These results are primarily attributable to the expenditures necessary to develop and expand our market.

Throughout 2002 and 2003, management has taken a series of actions to reduce operating expenses, restructure the Company’s operations, reduce outstanding debt and provide additional liquidity.  Such actions primarily included the:

• reductions in workforce,

• consolidation of Internet central offices,

• sale of the messaging business,

• sale of the assets associated with the Speech Solutions business,

• settlement of certain capital lease agreements,

• the repurchase of a portion of the Company’s 5.75% Convertible Subordinated Notes for cash,

• the exchange of a portion of the Company’s 5.75% Convertible Subordinated Notes for new 11.5% Senior Secured Notes, and

• the establishment of a new credit facility with a bank .

Moreover, management continues to implement plans to control operating expenses and capital expenditures, as well as to monitor and manage accounts payable and accounts receivable and restructure existing debt to enhance cash flow.

Management’s plans include:

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

In order to assure that adequate cash balances are available, the Company has entered into, and will continue to explore, alternative financing arrangements to partially replace or supplement those currently in place in order to provide the Company with long-term financing to support its funding needs.

In addition, on December 30, 2002, the Company entered into two secured line of credit agreements (the “2002 Credit Lines”) with Silicon Valley Bank (the “Bank”) providing a total available line of credit of $15 million which replaced all other outstanding credit agreements with the Bank. The maximum aggregate borrowings outstanding at any one time is limited to the lesser of $15 million or the specified borrowing base. The borrowing base is equal to 75% or 70% of eligible receivables, as defined in the agreements. Outstanding Letters of Credit drawn by the Company will reduce the maximum borrowings under this agreement at any time. Borrowings under these lines of credit bear interest at the Bank’s prime rate plus 1% and are collateralized by substantially all assets of the Company. The credit lines require the Company to comply with various financial and non-financial covenants, including the maintenance of certain minimum financial ratios and restrictions on the payment of cash dividends. As a result of the agreements to exchange the Company’s outstanding Convertible Subordinated Notes for new Senior Secured Notes (as described in note 4), the Bank has amended, effective February 27, 2003, certain financial covenants associated with the 2002 Credit Lines.  At March 31, 2003, the Company was in compliance with the amended covenant requirements.  These agreements mature on December 29, 2004.  At March 31, 2003, $2,300,000 was borrowed under the 2002 Credit Lines and $4.3 million was available for borrowings. These agreements mature on December 29, 2004. On December 30, 2002, in conjunction with these agreements, the Company issued a five-year warrant to the Bank for the purchase of 337,500 shares of its common stock at an exercise price of $0.337 per share.

As described in Note 4, during the first quarter of 2003 the Company entered into agreements with principal holders of the Company’s 5.75% Convertible Subordinated Notes which resulted in the retirement of $38.2 million of the notes in exchange for a new debt instrument at 50% of the face value of the retired notes.  Under the terms of the agreements, the bond holders surrendered an aggregate principal amount of $38.2 million of iBasis’ outstanding 5.75% Convertible Subordinated Notes in exchange for $19.1 million aggregate principal amount of new 11.5% Senior Secured Notes issued by iBasis and warrants for 3,798,811 shares of iBasis common stock. Each warrant will have an initial exercise price of $0.65 per share of Common Stock and an exercisable term of five years.  The new Notes, which mature on January 15, 2005, share in a second priority lien on the Company’s assets and are subordinated to iBasis’ senior bank debt.

The Company has recorded a gain on this exchange of approximately $12.9 million in 2003.

We anticipate that the March 31, 2003 balance of $24.1 million in cash and cash equivalents will be sufficient to fund operations for the next twelve months. However, in the event we fail to execute on our plan, we experience events described in "Risk Factors", or that circumstances currently unknown for unforeseen by us arise, we cannot assure you that we will not require additional financings within this time frame or that any additional financings, if needed, will be available to us on terms acceptable to us, if at all.

Presentation—  The unaudited condensed consolidated financial statements presented herein have been prepared by iBasis, Inc. and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair presentation.  Interim results are not necessarily indicative of results for a full year.

The unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to those rules and regulations, but we believe that the disclosures are adequate to make the information presented not misleading.  The condensed consolidated financial statements and notes included herein should be read in conjunction with the consolidated financial statements and notes in our Annual Report on Form 10-K for the year ended December 31, 2002.

(2) Discontinued Operations

On July 15, 2002, the Company completed the sale of substantially all of the assets of its Speech Solutions Business for $18.5 million in cash of which $1.5 million of this amount was placed in escrow until December 31, 2003, and up to $8 million in earn-out payments that may be earned upon the achievement of certain revenue milestones of the Speech Solutions Business in 2003. No earn-out payments have been earned through March 31, 2003.  During the first quarter of 2003, the proceeds from the sale were reduced by $0.7 million in accordance with certain purchase price adjustments as defined within the purchase and sale agreement.  Such purchase price reduction was previously accrued at December 31, 2002

The Company has reported its Speech Solutions Business as a discontinued operation within its statement of operations for the three months ended March 31, 2002 under the provisions of SFAS No. 144,  “Accounting for the Impairment or Disposal of Long Lived Assets.”

(3) Long-Term Debt

Long-term debt consists of the following:

	March 31, 2003	December 31, 2002
5.75% Convertible Subordinated Notes, due in March, 2005	$50,380,000	$88,530,000
11.5% Senior Secured Notes, due in January, 2005	19,075,000	—
Capital lease obligations	6,020,401	8,108,546
Revolving line of credit	2,300,000	2,300,000

	77,775,401	98,938,546
Less-current portion	4,736,282	5,348,852

	$73,039,119	$93,589,694

On December 30, 2002, the Company entered into two secured line of credit agreements (the “2002 Credit Lines”) with Silicon Valley Bank (the “Bank”) providing a total available line of credit of $15 million which replaced all other outstanding credit agreements with the Bank. The maximum aggregate borrowings outstanding at any one time is limited to the lesser of $15 million or the specified borrowing base. The borrowing base is equal to 75% or 70% of eligible receivables, as defined in the agreements. Outstanding Letters of Credit drawn by the Company will reduce the maximum borrowings under this agreement at any time. Borrowings under these lines of credit bear interest at the Bank’s prime rate plus 1% and are collateralized by substantially all assets of the Company. The credit lines require the Company to comply with various financial and non-financial covenants, including the maintenance of certain minimum financial ratios and restrictions on the payment of cash dividends. As a result of the agreements to exchange the Company’s outstanding Convertible Subordinated Notes for new Senior Secured Notes (as described in note 4), the Bank has amended, effective February 27, 2003, certain financial covenants associated with the 2002 Credit Lines.  At March 31, 2003, the Company was in compliance with the amended covenant requirements.  These agreements mature on December 29, 2004.  At March 31, 2003, $2,300,000 was borrowed under the 2002 Credit Lines and $4.3 million was available for borrowings.

At March 31, 2003, the Company had outstanding letters of credit aggregating $2.9 million.

(4) Gains on Exchange and Repurchase of Convertible Subordinated Notes

During the first quarter of 2003, the Company entered into agreements with principal holders of the Company’s 5.75% Convertible Subordinated Notes which resulted in the retirement of $38.2 million of the 5.75% Convertible Subordinated Notes in exchange for a new debt instrument at 50% of the face value of the retired Notes.  Under the terms of the agreements, the bond holders surrendered an aggregate principal amount of $38.2 million of iBasis’ outstanding 5.75% Convertible Subordinated Notes in exchange for $19.1 million aggregate principal amount of new 11.5% Senior Secured Notes issued by iBasis and warrants for 3,798,811 shares of iBasis common stock. Each warrant will have an initial exercise price of $0.65 per share of Common Stock and an exercisable term of five years.  The new notes, which mature on January 15, 2005, share in a second priority lien on the Company’s assets and are subordinated to iBasis’ senior bank debt.

In accordance with SFAS No. 15, “Accounting by Debtors and Creditors Regarding Troubled Debt Restructuring”, the Company recorded a gain on the exchange of approximately $12.9 million in the first quarter of 2003.  SFAS No. 15 requires that the gain on the exchange be recorded net of the future payments on the new 11.5% Senior Secured Notes, the fair value of the warrants issued, the reduction of the net book value of the deferred financing costs originally capitalized with the issuance of the 5.75% Convertible Subordinated Notes and any other fees or costs.  While the Company’s future cash flows relating to interest payments will not be affected by the exchange, the Company’s future Statement of Operations will show a reduction of interest expense due to the inclusion of the future interest payments on the 11.5% Senior Secured Notes within the gain.

As such, the gain was calculated as follows:

	Face value of surrendered 5.75% Convertible Subordinated Notes	$38,150,000

Less:	Face value of issued 11.5% Senior Secured Notes	(19,075,000)
	Future interest payments on 11.5% Senior Secured Notes	(4,387,250)
	Fair value of warrants issued	(541,689)
	Reduction of deferred debt financing costs	(568,355)
	Professional fees	(677,917)

	Gain	$12,899,789

During the quarter ended March 31, 2002, we recognized a gain of approximately $10.4 million (or $0.23 per weighted average common share) in connection with the early extinguishment of approximately $16.4 million of our 5.75% Convertible Subordinated Notes. The gain was calculated as follows:

	Face value of repurchased 5.75% Convertible Subordinated Notes	$16,358,000

Less:	Cost of repurchase of Notes	(5,623,655)
	Reduction of deferred debt financing costs	(339,914)
	Gain	$10,394,431

The gains resulting from the exchange and early extinguishment of the convertible subordinated Notes were classified in 2002 as an extraordinary item but have been classified as a component of income from continuing operations within the consolidated statements of operations, in accordance with the adoption of Statement of Financial Accounting Standard (SFAS) No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” in January 2003.

(5) Loss on Sale of Messaging Business

In March 2002, we completed the sale of our messaging line of business to Call Sciences, an enhanced communications service provider.  Included within the sale was equipment and other assets with a net book value of $2.4 million, our customers, revenue streams and customer prospects.  In exchange for these assets, we received $168,000 in cash plus a royalty stream from Call Sciences through March 2003.  We recorded a loss on this sale of $3.0 million which was adjusted by $0.8 million in subsequent quarters to account for the royalty stream. No royalties were recognized during the quarter ended March 31, 2003

(6) Net Income (Loss) Per Share

In accordance with SFAS No. 128, “Earnings per Share,” basic net income (loss) per common share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding. The calculation of diluted net income (loss) per share is consistent with that of basic net income (loss) per share but gives effect to all potential common shares (that is, securities such as options, warrants or convertible securities) that were outstanding during the period, unless the effect is antidilutive.

The following table reconciles the weighted average common shares outstanding to the shares used in the computation of basic and diluted weighted average common shares outstanding:

	Three Months Ended March 31,
	2003	2002
Weighted average common shares outstanding	44,649,942	45,540,078
Less: Weighted average unvested restricted common shares outstanding	—	(418,319)

Basic weighted average common shares outstanding	44,649,942	45,121,759

Add: Weighted average of outstanding potential common shares	88,387	—

Diluted weighted average common shares outstanding	44,738,329	45,121,759

The following common shares have been excluded form the computation of diluted weighted average common shares outstanding:

	Three Months Ended March 31,
	2003	2002
Options to purchase common shares	2,275,884	1,195,933
Shares to be issued upon conversion of 5.75% Convertible Subordinated Notes	584,862	1,389,801
Warrants to purchase common shares, issued in connection with 2002 Credit Lines and 11.5% Senior Secured Notes	3,798,811	—

Total shares excluded	6,659,557	2,585,734

(7) Stock Based Compensation

In accordance with SFAS No. 123, the Company applies Accounting Principles Board Opinion No. 25 and related Interpretations for expense recognition.  No compensation expense has been recorded in the accompanying Statements of Operations for the three months ended March 31, 2003 and 2002 because the exercise price of all granted options and warrants equaled or exceeded the market price of the underlying stock on the date of grant.  Had compensation expense for these options and warrants been determined consistent with the provisions of SFAS No. 123, the effect on the Company’s basic and diluted net income (loss) and per share data would have been as follows:

	Three months ended March 31,
	2003	2002
Basic and diluted net income (loss):
As reported	$4,032,366	$(17,962,679)
Stock-based employee compensation expense included in reported net loss	28,585	334,265
Total stock-based employee compensation expense determined under fair value based method for all awards	(53,449)	(2,754,663)
Basic and diluted net income (loss), pro forma	$4,007,502	$(20,383,077)

Basic and diluted net income (loss) per share:
As reported	$0.09	$(0.40)
Total stock-based employee compensation expense determined under fair value based method for all awards	—	(0.06)
Basic and diluted net income (loss) per share, pro forma	$0.09	$(0.46)

(7) Revenue Recognition

The Company’s sales transactions are derived from the resale of international minutes of calling time. Revenue from the resale of minutes is recognized when all of the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the seller’s price to the buyer is fixed or determinable and collectibility is reasonably assured. The Company recognizes revenue in the period the service is provided, net of revenue reserves for potential billing credits.

(8) Recently Adopted Accounting Pronouncements

In January 2003, we adopted the following accounting pronouncements:

•                  SFAS No. 143, “Accounting for Asset Retirement Obligations.” This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of leases. This statement applies to all entities and is effective for financial statements issued for fiscal years beginning after June 15, 2002. The adoption of SFAS No. 143 did not have an impact on our consolidated balance sheet or statement of operations.

•                  SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” This statement amends, among others, the classification on the statement of operations for gains and losses from the extinguishment of debt. Previously such gains and losses were reported as extraordinary items.  The gain resulting from the exchange and early extinguishment of the convertible Subordinated Notes, originally recorded as extraordinary in our Consolidated Statements of Operations (see Note 4), have been reclassified to a component of operating loss within the Consolidated Statements of Operations.

•                  SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This statement supersedes Emerging Issues Task Force (“EITF”) No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity.” Under this statement, a liability for a cost associated with a disposal or exit activity is recognized at fair value when the liability is incurred rather than at the date of an entity’s commitment to an exit plan as required under EITF 94-3. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early adoption permitted.  The adoption of SFAS No. 146 did not have an impact on our consolidated balance sheet or statement of operations.

(9) Contingencies

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

The Company has reported its Speech Solutions Business, which was sold during July 2002, as a discontinued operation within the statement of operations for the three months ended March 31, 2002 under the provisions of SFAS No. 144,  “Accounting for the Impairment or Disposal of Long Lived Assets.”

During the first quarter of 2003 the Company entered into agreements with principal holders of the Company’s 5.75% Convertible Subordinated Notes which resulted in the retirement of $38.2 million of the 5.75% Convertible Subordinated Notes in exchange for a new debt instrument at 50% of the face value of the retired Notes.  Under the terms of the agreements, the bond holders surrendered an aggregate principal amount of $38.2 million of iBasis’ outstanding 5.75% Convertible Subordinated Notes in exchange for $19.1 million aggregate principal amount of new 11.5% Senior Secured Notes issued by iBasis and warrants for 3,798,811 shares of iBasis common stock. Each warrant will have an initial exercise price of $0.65 per share of Common Stock and an exercisable term of five years.  The new notes, which mature on January 15, 2005, share in a second priority lien on the Company’s assets and are subordinated to iBasis’ senior bank debt. The Company recorded a gain on this exchange of approximately $12.9 million (or $0.29 per weighted average common share) on this exchange.

During the first quarter of 2002, we recognized a gain of approximately $10.4 million in connection with the early extinguishment of approximately $16.4 million of our 5.25% Convertible Subordinated Notes.

The gain resulting from the exchange and early extinguishment of the 5.75% Convertible Subordinated Notes, originally recorded as extraordinary in our Consolidated Statements of Operations (see Note 4), have been reclassified to a component of operating loss within the Consolidated Statements of Operations.

The following discussion and analysis of the our financial condition and results of operations for the three months ended March 31, 2003 and 2002 should be read in conjunction with the unaudited condensed consolidated financial statements and footnotes for the three months ended March 31, 2003 included herein, and the year ended December 31, 2002, included in our Annual Report on Form 10-K.

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

Accounts Receivable.   We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and the customer’s current credit worthiness, as determined by our review of their current credit information. We continuously monitor collections and payments from our customers and maintain a provision for estimated credit losses based upon our historical experience and any specific customer collection issues that we have identified. We have been able to mitigate our credit risk by using reciprocal arrangements with customers, who are also iBasis’ suppliers, to offset our outstanding receivables. A majority of our accounts receivable are from international carriers. A significant change in the liquidity or financial position of our customers, or a change in the telecommunications industry, could have a material adverse impact on the collectability of our accounts receivables and our future operating results.

Impairment of Long Lived Assets.    Our long lived assets consist primarily of property and equipment. We have assessed the realizability of these assets and determined that there was no asset impairment as of March 31, 2003 for these assets. We do not anticipate impairment losses related to the assets in the future.

Results from Operations — Three Months Ended March 31, 2003 Compared to March 31, 2002

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

Our net revenue increased by approximately $0.1 million to $41.8 million for 2003 from $41.7 million for 2002. Our revenue for 2002 included $2.9 million relating to our messaging business which was sold during the first quarter of 2002.  The increase in revenue from 2002 was the result of an increase in traffic carried over our network to 792 million minutes for 2003 from 555 million minutes for 2002, offset by the decline in the average rate per minute.

Data communications and telecommunications expenses.  Data communications and telecommunications expenses are composed primarily of termination and circuit costs. Termination costs are paid to local service providers to terminate voice and fax calls received from our network. Terminating costs are negotiated with the local service provider. Should competition cause a decrease in the prices we charge our customers and, as a result, a decrease in our profit margins, our contracts generally provide us with the flexibility to renegotiate the per-minute termination fees. Circuit costs include charges for Internet access at our Internet Central Offices, fees for the connections between our Internet Central Offices and our customers and/or service provider partners, facilities charges for overseas Internet access and phone lines to the primary telecommunications carriers in particular countries, and charges for the limited number of dedicated international private line circuits we use.

Data communications and telecommunications expenses decreased by $0.7 million to $34.9 million for 2003 from $35.6 million for 2002. Our communications and telecommunications expenses for 2002 included $0.5 million relating to our messaging business which was sold during the first quarter of 2002.  The decrease in data communications and telecommunications expense was primarily driven by the decline in the average rate per minute and the reduction in our circuit costs. The largest component of the expense, termination costs, increased to $33.8 million for 2003 from $31.8 million for 2002 while circuit costs decreased to $1.1 million for 2003 from $3.8 million for 2002. The decrease in these circuit costs was due to our efforts to further improve our network operations and make it more cost efficient. We achieved cost savings by renegotiating prices with vendors and service provider partners, entering into more variable rather than fixed cost arrangements, reducing the number of service providers, conducting extensive studies of our circuit needs and eliminating under-utilized circuits by re-engineering more cost-effective solutions. As a percentage of net revenue, data communications and telecommunications expenses decreased to 83% for 2003 from 85% for 2002. We expect data communications and telecommunications expenses to continue to decrease as a percentage of net revenue as we further increase utilization and efficiency of our network and achieve economies of scale.

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

Research and development expenses decreased by $1.8 million to $3.7 million for 2003 from $5.5 million for 2002. This decrease in research and development expenses is due to the decreased expenditures related to the support of The iBasis Network, as well as a reduction in personnel costs due to workforce reductions in the first and second quarter of 2002. As a percentage of net revenue, research and development expenses decreased to 9% for 2003 from 13% for 2002. We expect that research and development expenses will remain constant and continue to decrease as a percentage of net revenue.

Selling and marketing expenses. Selling and marketing expenses include expenses relating to the salaries, payroll taxes, benefits and commissions that we pay for sales personnel and the expenses associated with the development and implementation of our promotion and marketing campaigns. Selling and marketing expenses decreased by $1.6 million to $2.0 million for 2003 from $3.6 million for 2002. This decrease is primarily attributable to decreasing expenditures for selling, promotional and marketing activities, as well as workforce reductions in the first and second quarter of 2002. As a percentage of net revenue, selling and marketing expenses decreased to 5% for 2003 from 9% for 2002. We anticipate that selling and marketing expenses will remain relatively level in 2003 and will continue to decrease as a percentage of net revenue.

General and administrative expenses. General and administrative expenses include salary, payroll tax and benefit expenses and related costs for general corporate functions, including executive management, finance and administration, legal and regulatory, facilities, information technology and human resources. General and administrative expenses decreased by $3.0 million to $2.5 million for 2003 from $5.5 million for 2002. The decrease is primarily due to the workforce reductions in the first and second quarter of 2002 as well as a reduction in bad debt expense. As a percentage of net revenue, general and administrative expenses decreased to 6% for 2003 from 13% for 2002. We expect general and administrative expenses to decrease as a percentage of revenues as we leverage our current employee base through automation and other efficiency improvement projects.

Depreciation and amortization expenses. Depreciation and amortization expenses decreased by $3.8 million to $6.1 million for 2003 from $9.9 million for 2002. This decrease was due to the reduction in historical cost value of our network equipment due to our agreement to settle the majority of our capital lease obligations with our primary equipment vendor in August 2002, the write-off of property and equipment as a part of our restructuring plans which were executed in 2002 as well as the end of the useful life of certain networking equipment. As a percentage of net revenue, depreciation and amortization expenses decreased to 15% for 2003 from 24% for 2002. We expect depreciation and amortization expenses to decrease as a percentage of net revenues due to an expected increase in revenues, a decrease in future capital expenditures, an increase in fully depreciated assets and the decrease in the historical value of the underlying assets as a result of the reduction in capital lease obligations with our primary equipment vendor.

Non-cash stock–based compensation.  Non-cash stock-based compensation represents compensation expense incurred in connection with the grant of stock options to our employees with exercise prices less than the fair value of our common stock at the respective dates of grant. Such grants were either made prior to our initial public stock offering or were assumed in connection with our acquisition of PriceInteractive, Inc. in 2001, and are being expensed over the vesting periods of the options granted.  The decrease in non-cash stock-based compensation from $334,265 in 2002 to $28,585 in 2003 was due to the expiration of certain option agreements issued in connection with acquisition of PriceInteractive, Inc. in 2001 as well our stock option exchange program which was completed in December 2002.

Loss on disposal of messaging business. In March 2002, we sold our messaging line of business to Call Sciences, an enhanced communications service provider. The sale included all of our messaging business, including, among other items, our Santa Clara, California data center, our customers, revenue streams, and customer prospects in exchange for $168,000 and a future royalty stream. During 2002, we recognized a loss on the sale of $2.2 million, net of the royalty stream.

Interest income. Interest income is primarily composed of income earned on our cash and cash equivalents, restricted cash and marketable securities. Interest income decreased by $290,420 to $70,151 in 2003 and $360,571 million in 2002. This decrease was primarily attributable to a decrease in our cash and cash equivalents, restricted cash and marketable securities as well as a decline in interest rates.

Interest expense.   Interest expense is primarily composed of interest paid on the Convertible Subordinated Notes and various capital lease agreements established to finance a substantial majority of the hardware and software components of our network. Interest expense decreased by $2.5 million to $1.4 million in 2003 from $3.9 million in 2002. This decrease was attributable to reduced interest paid on capital equipment financing, the early extinguishment of $40.6 million of our 5.75% Convertible Subordinated Notes throughout calendar year 2002 and the early extinguishment of $50.8 million of our capital lease obligations in August 2002. Our interest expense for the first quarter of 2003 was also reduced as a result of the exchange of our debt securities as discussed in Note 4.

In accordance with SFAS No. 15, “Accounting by Debtors and Creditors Regarding Troubled Debt Restructuring”, the Company recorded a gain on the exchange of approximately $12.9 million (or $0.29 per weighted average common share) in the first quarter of 2003.  SFAS No. 15 requires that the gain on the exchange be recorded net of the future payments on the new 11.5% Senior Secured Notes, the fair value of the warrants issued, the write off of the net book value of the deferred financing costs originally capitalized with the issuance of the 5.75% Convertible Subordinated Notes and any other fees or costs.  While the Company’s future cash flows relating to interest payments will not be affected by the exchange, the Company’s future Statements of Operations will show a reduction of interest expense due to the inclusion of the interest payments on the Senior Secured Notes within the gain.  We expect interest expense to decrease in 2003 as current capital lease obligations mature and due to the impact of the early extinguishment of our convertible subordinated notes and capital lease obligations in 2003 and 2002.

Gain on bond repurchases and exchanges.  During the first quarter of 2003 the Company entered into agreements with principal holders of the Company’s 5.75% Convertible Subordinated Notes which resulted in the retirement of $38.2 million of the 5.75% Convertible Subordinated Notes in exchange for a new debt instrument at 50% of the face value of the retired Notes.  Under the terms of the agreements, the bond holders surrendered an aggregate principal amount of $38.2 million of iBasis’ outstanding 5.75% Convertible Subordinated Notes in exchange for $19.1 million aggregate principal amount of new 11.5% Senior Secured Notes issued by iBasis and warrants for 3,798,811 shares of iBasis common stock. Each warrant will have an initial exercise price of $0.65 per share of Common Stock and an exercisable term of five years.  The new notes, which mature on January 15, 2005, share in a second priority lien on the Company’s assets and are subordinated to iBasis’ senior bank debt. The Company recorded a gain on this exchange of approximately $12.9 million (or $0.29 per weighted average common share) in the first quarter of 2003.

During the quarter ended March 31, 2002, we recognized a gain of approximately $10.4 million (or $0.23 per weighted average common share) in connection with the early extinguishment of approximately $16.4 million of our Convertible Subordinated Notes.

Loss from discontinued operations.   On July 15, 2002 we completed the sale of substantially all the assets of our Speech Solutions Business for $18.5 million in cash ($1.5 million of this amount is in escrow). Additionally, $8 million in earn-out payments may be earned upon the achievement of certain revenue milestones by the Speech Solutions Business in 2003, when the earn-out agreement terminates. The Company cannot be certain that any amounts will be earned in 2003 related to the earn-out. No earn-out payments were earned during 2002.  The loss from discontinued operations, recorded in 2002, represents the operating loss of the Speech Solutions Business for the three months ended March 31, 2002.

Income Taxes.   We have not recorded an income tax benefit for the losses associated with our operating losses as it is more likely than not that these benefits will not be realized.

Liquidity and Capital Resources

Our principal capital and liquidity needs historically have related to the development of our network infrastructure, our sales and marketing activities, research and development expenses, and general capital needs. Our capital needs have been met, in large part, from the net proceeds from public offerings of common stock and 5.75% Convertible Subordinated Notes. In addition, we have also met our capital needs through vendor capital leases and other equipment financings. We expect to continue to utilize equipment financing in the future to partially fund our capital equipment needs.

Net cash used in continuing operating activities was $4.2 million and $20.6 million for 2003 and 2002, respectively. Cash used in continuing operating activities for both years was principally related to the cash necessary to fund our operating losses.  Net cash used in discontinued operating activities was $2.5 million for 2002.

Net cash used in investing activities was $1.2 million for 2003, of which $0.5 million was used for capital expenditures and $0.7 used as a part of an adjustment to the proceeds from the sale of the Company’s Speech Solutions business.  Net cash provided by investing activities was $23.8 million for 2002. This primarily reflected $26.0 million in the sale and maturity of marketable securities offset by $2.4 million for capital expenditures.

Net cash used in financing activities was $2.8 million for 2003, of which $2.1 million was used to repay our capital lease obligations and $0.7 million was paid for fees in connection the exchange of our outstanding bonds. Net cash used in financing activities was $7.7 million for 2002 which was primarily used to repurchase $16.4 million face value of our Convertible Subordinated Notes, and $2.4 million used for payments of our capital lease.

On August 5, 2002 we completed an agreement with our primary equipment vendor to reduce our capital lease obligations and related future cash commitments. Under the terms of the agreement, we paid our vendor $28.5 million in exchange for the elimination of $50.8 million in existing vendor debt, $9.0 million in future interest obligations (assuming the debt was held to maturity) and $4.0 million in tax and other obligations for a total of $63.8 million of future obligations. The difference between the cash paid and the recorded outstanding obligation on that date was accounted for as a reduction in the carrying value of the underlying capital assets. This transaction reduced interest expense by $2.5 million and depreciation and amortization by $3.3 million subsequent to the transaction from the amounts that would have otherwise been recognized in 2002.

On December 30, 2002, we entered into two secured line of credit agreements (the “2002 Credit Lines”) with the Silicon Valley Bank (the “Bank”) providing a total available line of credit of $15 million which replaced our previous credit facilities and $4.0 million term loan. The maximum aggregate borrowings outstanding at any one time is limited to the lesser of $15.0 million or the specified borrowing base. The borrowing base is equal to 75% or 70% of eligible receivables, as defined in the agreements. Letters of credit drawn under this agreement will reduce the maximum borrowings available to us. Borrowings under these lines of credit bear interest at the Bank’s prime rate plus 1% and are collateralized by substantially all of our assets. The credit lines require us to comply with various financial and non-financial covenants, including the maintenance of certain minimum financial ratios and restrictions on the payment of cash dividends. These agreements mature on December 29, 2004. As a result of the agreements to exchange the Company’s outstanding Convertible Subordinated Notes for new Senior Secured Notes (as described in note 4), the Bank has amended, effective February 27, 2003, certain financial covenants associated with the 2002 Credit Lines.  At March 31, 2003, the Company was in compliance with the amended covenant requirements.  These agreements mature on December 29, 2004.  At March 31, 2003, $2,300,000 was borrowed under the 2002 Credit Lines and $4.3 million was available for borrowings. At March 31, 2003, under the 2002 credit lines, we borrowed $2.3 million, had issued and outstanding under these credit lines letters of credit totaling $2.9 million and $4.3 million was available for borrowings based upon our estimate of eligible receivables as defined by the 2002 credit lines agreements. On December 30, 2002, in conjunction with these agreements, we issued a five-year warrant to the Bank for the purchase of 337,500 shares of our common stock at an exercise price of $0.337 per share.

We anticipate that the March 31, 2003 balance of $24.1 million in cash and cash equivalents will be sufficient to fund operations for the next twelve months. However, in the event we fail to execute on our plan, we experience events described in "Risk Factors", or that circumstances currently unknown for unforeseen by us arise, we cannot assure you that we will not require additional financings within this time frame or that any additional financings, if needed, will be available to us on terms acceptable to us, if at all.

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

We incurred significant losses from continuing operations of $7.4 million for the three months ended March 31, 2003 and $20.9 million for the three months ended March 31, 2002. Our accumulated deficit, and stockholders’ deficit was approximately $398 million and $29 million, respectively, as of March 31, 2003. Moreover, the terms of our $15 million revolving credit facility limit our ability to, among other things:

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

Additionally, events such as our inability to continue to reduce our loss from continuing operations, could adversely affect our liquidity and our ability to attract additional funding as required.

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

We may not generate the cash flow required to pay our liabilities as they become due. As of March 31, 2003, we had approximately $50.4 million of 5.75% Convertible Subordinated Notes and $19.1 million of 11.5% Senior Secured Notes. We must pay interest on these notes twice a year. All notes are due in 2005. We cannot assure you that we will be able to pay interest and other amounts, including the principal amount, due on the notes as and when they become due and payable. If our cash flow is inadequate to meet our obligations, we will default on the notes. Any default of the Convertible Subordinated Notes and Senior Secured Notes could have a material adverse effect on our business, prospects, financial condition and operating results and our ability to raise future capital.

Additionally, as of March 31, 2003, we had an outstanding balance of $2.3 million on our Lines of Credit from Silicon Valley Bank totaling $15 million, and had approximately $2.9 million of outstanding letters of credit issued under these agreements. If we fail to pay our liabilities under these Lines of Credit, Silicon Valley Bank may enforce all available remedies and seize our assets or receivable, to satisfy any amounts owed.

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

In addition to specific telecommunications regulation, we are subject to other laws. As an example, the Office of Foreign Asset Control of the U.S. Department of the Treasury, or OFAC, administers the United States’ sanctions against certain countries. OFAC rules restrict many business transactions with such countries and, in some cases, require that licenses be obtained for such transactions. We may currently, or in the future, transmit telecommunications between the U.S. and countries subject to U.S. sanctions regulations and undertake other transactions related to those services. We have undertaken such activities via our network or through various reciprocal traffic exchange agreements to which we are a party. We have received licenses from OFAC to send traffic to some countries and, if necessary, will remain in contact with OFAC with regard to other transactions.

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

•  exposure to liability under the Foreign Corrupt Practices Act

•  other obligations or restrictions, including, but not limited to, criminal penalties incident to doing business or operating a subsidiary or other entity in another country; and

•  the personal safety of our employees and their families who at times have received threats of, or who may in any case be subject to, violence, may not be adequately protected by legal authorities or other means.

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

Our investments in commercial paper and debt instruments are subject to interest rate risk, but due to the short-term nature of these investments, interest rates would not have a material impact on their value at March 31, 2003. Our primary interest rate risk is the risk on borrowings under our line of credit agreements, which are subject to interest rates based on the bank’s prime rate. A change in the applicable interest rates would also affect the rate at which we could borrow funds or finance equipment purchases. All other debt, including capital lease obligations, are fixed rate debt.

We conduct our business in various regions of the world, but most of our revenues are denominated in U.S. dollars with the remaining being generally denominated in Euros or British pounds. Although most of our costs are U.S. dollar denominated, some of our costs are in Euros or British pounds which partially offsets our risk from revenues denominated in these currencies.

Item 4.  Controls and Procedures

(a)  Evaluation of disclosure controls and procedures. Based on their evaluation of iBasis’ disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) as of a date within 90 days of the filing date of this Quarterly Report on Form 10-Q, iBasis’ chief executive officer and chief financial officer have concluded that iBasis’ disclosure controls and procedures are designed to ensure that information required to be disclosed by iBasis in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and are operating in an effective manner.

(b)  Changes in internal controls. There were no significant changes in iBasis’ internal controls or in other factors that could significantly affect these controls subsequent to the date of their most recent evaluation.

Part II - Other Information

Item 1.  Legal Proceedings

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

Item 6 - Exhibits and Reports on Form 8-K

(a)	Exhibits:

10.1

Second modification to the loan arrangement dated December 30, 2002, evidenced by, among other documents, a certain Loan and Security Agreement dated as of December 30, 2002 between iBasis, Inc., iBasis Global, Inc. and Silicon Valley Bank, as amended by a certain First Loan Modification Agreement dated as of January 30, 2003 (as amended, the “Loan Agreement”).

	99.1	Certificate of iBasis, Inc. Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	99.2	Certificate of iBasis, Inc. Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K:

On January 8, 2003 the Company filed Form 8-K to announce that it had obtained a two-year secured line of credit from Silicon Valley Bank.

On January 30, 2003, the Company filed Form 8-K to announce that it had entered into an agreement with a group of affiliated funds who collectively held an aggregate principal amount of $30.2 million of the Company’s 5 3/4% Convertible Subordinated Notes Due 2005 pursuant to which the group exchanged such notes for an aggregate principal amount of $15.1 million of new 11.5% Senior Secured Notes Due 2005.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

iBasis, Inc.

May 15, 2003	By:	/s/ Richard Tennant
(date)		Richard Tennant
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

May 15, 2003	/s/ Ofer Gneezy
(Date)	Ofer Gneezy
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

May 15, 2003	/s/ Richard Tennant
(Date)	Richard Tennant
Chief Financial Officer
(Principal Financial Officer)