Form 10-Q
period 2003-06-30
IBASIS INC
filed 2003-08-14
CIK 1091756

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

|X|	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

OR

|_|	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number: 000–27127

iBasis, Inc. (Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	04-3332534 (I.R.S. Employer Identification No.)

20 Second Avenue, Burlington, MA 01803
(Address of executive offices, including zip code)

(781) 505–7500
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X|  No |_|

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes |_|  No |X|

As of August 6, 2003, there were 45,791,742 shares of the Registrant’s Common Stock, par value $0.001 per share, outstanding.

iBASIS, INC. Index

2
iBasis, Inc. Consolidated Balance Sheets

	June 30, 2003	December 31, 2002
	(unaudited)
Assets
Cash and cash equivalents	$21,214,204	$32,316,609
Accounts receivable, net of allowance for doubtful accounts of approximately $8.0 million and $7.8 million, respectively	16,478,521	20,853,573
Prepaid expenses and other current assets	5,037,000	5,374,390

Total current assets	42,729,725	58,544,572

Property and equipment, at cost:
Equipment under capital lease	13,548,633	19,480,591
Network equipment	61,294,613	54,548,467
Computer software	7,605,089	6,624,530
Leasehold improvements	6,304,039	6,272,493
Furniture and fixtures	1,051,229	1,047,249

	89,803,603	87,973,330
Less: Accumulated depreciation and amortization	(67,485,169)	(55,615,839)

Property and equipment, net	22,318,435	32,357,491

Deferred debt financing costs, net	461,041	1,381,927
Long term investment in non-marketable security	5,000,000	5,000,000
Other assets	1,187,287	1,240,321

Total assets	$71,696,488	$98,524,311

Liabilities and Stockholders' Deficit
Accounts payable	$12,833,334	$13,142,280
Accrued expenses	18,045,367	18,147,455
Current portion of long-term debt	3,703,146	5,348,852

Total current liabilities	34,581,847	36,638,587

Long term debt, net of current portion	66,461,155	93,589,694
Other long term liabilities	4,662,231	2,268,455

Total liabilities	105,705,233	132,496,736

Commitments and contingencies

Stockholders’ deficit:
Common stock	45,792	45,785
Preferred stock	—	—
Treasury stock; 1,135,113 shares at cost	(340,534)	(340,534)
Additional paid-in capital	370,306,173	368,927,164
Deferred compensation	(28,585)	(85,756)
Accumulated deficit	(403,991,591)	(402,519,084)

Total stockholders’ deficit	(34,008,745)	(33,972,425)

	$71,696,488	$98,524,311

The accompanying notes are an integral part of these condensed consolidated financial statements. 3

iBasis, Inc. Consolidated Statements of Operations (Unaudited)

	Three Months Ended June 30,
	2003	2002
Net revenue	$39,118,853	$41,922,786
Costs and operating expenses:
Data communications and telecommunications	33,370,114	37,698,117
Research and development	3,441,756	4,039,963
Selling and marketing	1,902,590	3,275,471
General and administrative	2,820,011	11,804,658
Depreciation and amortization	5,748,916	9,319,064
Non-cash stock-based compensation	28,584	334,266
Loss on sale of messaging business	—	317,625
Restructuring costs	—	4,361,697

Total cost and operating expenses	47,311,971	71,150,861

Loss from operations	(8,193,118)	(29,228,075)
Interest income	41,413	330,259
Interest expense	(971,264)	(3,626,724)
Gains on bond repurchases and exchanges	3,715,595	12,960,120
Other expenses, net	(97,500)	(90,450)

Loss from continuing operations	(5,504,874)	(19,654,870)
Loss from discontinued operations	—	(61,531,424)

Net loss	$(5,504,874)	$(81,186,294)

Basic and diluted net loss per share:
Loss from continuing operations	$(0.12)	$(0.44)
Loss from discontinued operations	—	(1.36)

Basic and diluted net loss per share	$(0.12)	$(1.80)

Weighted average common shares outstanding	44,651,567	45,225,198

The accompanying notes are an integral part of these condensed consolidated financial statements. 4

iBasis, Inc. Consolidated Statements of Operations (Unaudited)

	Six Months Ended June 30,
	2003	2002
Net revenue	$80,960,120	$83,648,996
Costs and operating expenses:
Data communications and telecommunications	68,296,734	73,286,078
Research and development	7,124,537	9,515,657
Selling and marketing	3,896,357	6,864,148
General and administrative	5,329,266	17,338,792
Depreciation and amortization	11,862,158	19,227,038
Non-cash stock-based compensation	57,171	668,531
Loss on sale of messaging business	—	2,498,165
Restructuring costs	—	4,361,697

Total cost and operating expenses	96,566,223	133,760,106

Loss from operations	(15,606,103)	(50,111,110)
Interest income	111,564	690,830
Interest expense	(2,398,355)	(7,529,748)
Gains on bond repurchases and exchanges	16,615,384	23,354,551
Other expenses, net	(195,000)	(183,560)

Loss from continuing operations	(1,472,510)	(33,779,037)
Loss from discontinued operations	—	(65,369,936)

Net loss	$(1,472,510)	$(99,148,973)

Basic and diluted net loss per share:
Loss from continuing operations	$(0.03)	$(0.74)
Loss from discontinued operations	—	(1.45)

Basic and diluted net loss per share	$(0.03)	$(2.19)

Weighted average common shares outstanding	44,650,759	45,203,182

The accompanying notes are an integral part of these condensed consolidated financial statements. 5

iBasis, Inc. Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2003	2002
Cash flows from operating activities:
Loss from continuing operations	$(1,472,510)	$(33,779,037)
Adjustments to reconcile net loss to net cash used in operating activities
Gain on bond exchanges and repurchases	(16,615,384)	(23,354,551)
Restructuring costs	—	3,845,697
Depreciation and amortization	11,862,158	19,227,036
Loss on sale of messaging business	—	2,498,164
Amortization of deferred debt financing costs	198,025	359,308
Amortization of deferred compensation	57,171	668,531
Bad debt expense	300,000	8,900,000
Changes in assets and liabilities
Accounts receivable	4,075,052	(11,683,161)
Prepaid expenses and other current assets	660,425	331,186
Other assets	53,034	(130,815)
Accounts payable	(308,945)	2,390,916
Accrued expenses	(2,182,900)	433,774
Other long term liabilities	(391,381)	—

Net cash used in continuing operating activities	(3,765,255)	(30,292,952)
Net cash used in operating activities of discontinued operations	—	(4,668,213)

Net cash used in operating activities	(3,765,255)	(34,961,165)

Cash flows from investing activities:
Purchases of property and equipment	(2,146,137)	(3,784,633)
Adjustment to proceeds from sale of Speech Solutions business	(736,218)	—
Decrease in current marketable securities	—	34,024,892
Proceeds from the sale of messaging business	—	168,000

Net cash (used in) provided by investing activities	(2,882,355)	30,408,259

Cash flows from financing activities:
Decrease in restricted cash	—	800,000
Borrowings of long term debt	4,600,000	—
Payments of principal of long term debt	(4,600,000)	(800,000)
Payments of principal on capital lease obligations	(3,599,245)	(7,499,410)
Professional fees paid for exchange of bonds	(860,365)	—
Repurchase of Convertible Subordinated Notes	—	(13,833,082)
Proceeds from issuance of shares related to employee stock purchase plan	—	240,918
Proceeds from exercise of common stock options	4,815	100,146

Net cash used in financing activities	(4,454,795)	(20,991,428)

Net decrease in cash and cash equivalents	(11,102,405)	(25,544,334)
Cash and cash equivalents, beginning of period	32,316,609	75,798,935

Cash and cash equivalents, end of period	$21,214,204	$50,254,601

6

Supplemental disclosure of cash flow information:

During the six months ended June 30, 2003 and 2002, iBasis paid cash of $3.1 million and $5.4 million, respectively, for interest on our 5.75% Convertible Subordinated Notes and outstanding capital leases.

Non-cash transactions:

Operations:

We continue to negotiate offset agreements with those customers who are also suppliers for the amounts owed to each party. The results of this program has been the reduction in the value of accounts receivable and accounts payable by $6.5 million and $7.0 million for the six months ended June 30, 2003 and 2002, respectively.

Investing:

During the six months ended June 30, 2003, we completed a non-cash sale of equipment with a net book value of $0.3 million.

Financing:

During the six months ended June 30, 2003, as a part of the exchange of our 5.75% Convertible Subordinated Notes, we issued warrants with a fair value of approximately $1.4 million. Such warrants allow the holders to acquire up to 4,915,416 shares of our common stock at an initial exercise price of $0.65 per share and are exercisable for a term of five years.

Also as part of the exchange and repurchase of the Company’s 5.75% Convertible Subordinated Notes, we reduced our deferred financing fees by $1.7 million and $0.9 million for the six months ended June 30, 2003 and 2002, respectively.

In connection with the exchange of the Company’s 5.75% Convertible Subordinated Notes, and in accordance with SFAS 15, “Accounting by Debtors and Creditors Regarding Troubled Debt Restructuring,” we included $5.5 million of interest within accrued expenses on the accompanying balance sheet as of June 30, 2003. This amount represents the future payments of interest on our newly issued 11.5% Senior Secured Notes.

The accompanying notes are an integral part of these condensed consolidated financial statements.

iBasis, Inc.
Notes to Consolidated Financial Statements

(1) Business, Management Plans and Presentation

Business—We are an international telecommunications carrier that utilizes the Internet to provide economical international telecommunications services to carriers, telephony resellers and others around the world. Our continuing operations consist primarily of our Voice-Over-Internet-Protocol (“VoIP”) business. We currently operate through various service agreements with local service providers in the United States, Europe, Asia, the Middle East, Latin America, Africa and Australia.

Management Plans—As shown in the consolidated financial statements, we have incurred cumulative net losses of $404 million since inception and used $3.8 million of cash in continuing operations during the six months ended June 30, 2003. These results are primarily attributable to the expenditures necessary to develop and expand our market.

Throughout 2002 and 2003, we have taken a series of actions to reduce operating expenses, restructure our operations, reduce outstanding debt and provide additional liquidity. Such actions primarily included:

• reductions in workforce,

• consolidation of Internet central offices,

• sale of our previous messaging business,

• sale of the assets associated with our previous Speech Solutions business,

• settlement of certain capital lease agreements,

• repurchase of a portion of the Company’s 5.75% Convertible Subordinated Notes for cash,

• exchange of a portion of the Company’s 5.75% Convertible Subordinated Notes for new 11.5% Senior Secured Notes and warrants to purchase common stock, and

• establishment of a new credit facility with a bank.

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

8

In order to ensure that adequate cash balances are available, we have entered into, and will continue to explore, alternative financing arrangements to replace or supplement those currently in place in order to provide us with long-term financing to support our funding needs.

We anticipate that the June 30, 2003 balance of $21.2 million in cash and cash equivalents will be sufficient to fund operations for the next twelve months. However, in the event we fail to execute on our plan, we experience events described in “Risk Factors”, or that circumstances currently unknown or unforeseen by us arise, we cannot assure you that we will not require additional financings within this time frame or that any additional financings, if needed, will be available to us on terms acceptable to us, if at all.

Presentation— The unaudited condensed consolidated financial statements presented herein have been prepared by us and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair presentation. Interim results are not necessarily indicative of results for a full year.

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

(2) Discontinued Operations

Loss from discontinued operations. On July 15, 2002 we completed the sale of substantially all the assets of our Speech Solutions Business for $18.5 million in cash ($1.5 million of this amount is in escrow). Additionally, $8 million may be earned upon the achievement of certain revenue milestones by the Speech Solutions Business in 2003, when the earn-out agreement terminates. The Company cannot provide an indication that any amounts will be earned in 2003 related to the earn-out. No earn-out payments were earned during 2002. The loss from discontinued operations, recorded in 2002, represents the operating loss of the Speech Solutions Business for the six months ended June 30, 2002.

We have reported our Speech Solutions Business as a discontinued operation within our statement of operations for the six months ended June 30, 2002 under the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets.”

(3) Long-Term Debt

        Long-term debt consists of the following:

	June 30, 2003	December 31, 2002
5.75% Convertible Subordinated Notes, due in March, 2005	$38,180,000	$88,530,000
11.5% Senior Secured Notes, due in January, 2005	25,175,000	—
Capital lease obligations	4,509,301	8,108,546
Revolving line of credit	2,300,000	2,300,000

Long term debt	70,164,301	98,938,546
Less-current portion	3,703,146	5,348,852

Long term debt, net of current portion	$66,461,155	$93,589,694

9

On December 30, 2002, we entered into two secured line of credit agreements (the “2002 Credit Lines”) with Silicon Valley Bank (the “Bank”) providing a total available line of credit of $15 million which replaced all other outstanding credit agreements with the Bank. The maximum aggregate borrowings outstanding at any one time is limited to the lesser of $15 million or the specified borrowing base. The borrowing base is equal to 75% or 70% of eligible receivables, as defined in the agreements. Outstanding Letters of Credit drawn by us will reduce the maximum borrowings allowable under this agreement at any time. Borrowings under these lines of credit bear interest at the Bank’s prime rate plus 1% and are collateralized by substantially all of our assets. The credit lines require the Company to comply with various financial and non-financial covenants, including the maintenance of certain minimum financial ratios and restrictions on the payment of cash dividends. As a result of the agreements to exchange our outstanding Convertible Subordinated Notes for new Senior Secured Notes (as described in note 4), the Bank has twice amended, effective February 27, 2003 and June 30, 2003, certain financial covenants associated with the 2002 Credit Lines. These agreements mature on December 29, 2004. At June 30, 2003, we had borrowed $2.3 million under the 2002 Credit Lines and $6.7 million was available for borrowings.

At June 30, 2003, we had outstanding letters of credit aggregating $1.8 million.

(4) Gains on Exchanges and Repurchases of Convertible Subordinated Notes

During the three months ended June 30, 2003, we entered into agreements with principal holders of our 5.75% Convertible Subordinated Notes which resulted in the retirement of $12.2 million of such notes in exchange for new debt instruments at 50% of the face value of the retired notes. Under the terms of the agreement, the holders of the retired notes received $6.1 million of new, 11.5% Senior Secured Notes and warrants to purchase 1,116,605 shares of our Common Stock. Each warrant will have an initial exercise price of $0.65 per share and an exercisable term of five years. The new notes, which mature on January 15, 2005, share in a second priority lien on our assets and are subordinated to our senior bank debt.

During the three months ended March 31, 2003, we entered into similar agreements. As a result, for the six months ended June 30, 2003, we retired $50.4 million of our 5.75% Convertible Subordinated Notes in exchange for $25.2 million of new, 11.5% Senior Secured Notes and warrants to purchase 4,915,416 shares of our Common Stock. Each warrant will have an initial exercise price of $0.65 per share and an exercisable term of five years. The new notes, which mature on January 15, 2005, share in a second priority lien on our assets and are subordinated to iBasis’ senior bank debt.

In accordance with SFAS No. 15, “Accounting by Debtors and Creditors Regarding Troubled Debt Restructuring,” we recorded gains on the exchange of approximately $3.7 million and $16.6 million during the three and six months ended June 30, 2003, respectively. SFAS No. 15 requires that the gain on the exchange be recorded net of the future payments on the new 11.5% Senior Secured Notes, the fair value of the warrants issued, the reduction of the net book value of the deferred financing costs originally capitalized with the issuance of our 5.75% Convertible Subordinated Notes and any other fees or costs. While our future cash flows relating to interest payments will not be affected by the exchange, our future Statement of Operations will show a reduction of interest expense due to the inclusion of the future interest payments on the 11.5% Senior Secured Notes within the gain.

The gain recognized in 2003 was calculated as follows:

	Three Months Ended June 30, 2003	Six Months Ended June 30, 2003
Face value of surrendered 5.75% Convertible Subordinated Notes	$12,200,000	$50,350,000

Less: Face value of issued 11.5% Senior Secured Notes	(6,100,000)	(25,175,000)
Future interest payments on 11.5% Senior Secured Notes	(1,139,938)	(5,527,188)
Fair value of warrants issued	(832,512)	(1,374,201)
Reduction of deferred debt financing costs	(154,507)	(722,862)
Professional fees	(257,447)	(935,364)

Gain	$3,715,596	$16,615,385

During the three and six months ended June 30, 2002, we recognized a gain of approximately $13.0 and 23.4 million, respectively, in connection with the early extinguishment of approximately $20.7 million and $37.1 million of our 5.75% Convertible Subordinated Notes, respectively.

The gain recognized in 2002 was calculated as follows:

	Three Months Ended June 30, 2003	Six Months Ended June 30, 2003
Face value of repurchased 5.75% Convertible Subordinated Notes	$20,730,000	$37,088,000

Less: Cost of repurchase of Notes	(7,371,584)	(12,795,916)
Reduction of deferred debt financing costs	(398,296)	(937,533)

Gain	$12,960,120	$23,354,551

The gains resulting from the early extinguishment of our convertible subordinated Notes were classified in 2002 as an extraordinary item but have been classified as a component of income from continuing operations within the consolidated statements of operations, in accordance with the adoption of SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” in January 2003.

(5) Net Income (Loss) Per Share

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

The following table reconciles the weighted average common shares outstanding to the shares used in the computation of basic and diluted weighted average common shares outstanding:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Weighted average common shares outstanding	44,651,567	45,661,908	44,650,759	45,661,908
Less: Weighted average unvested
restricted common shares
outstanding	—	(436,710)	—	(458,726)

Basic weighted average common shares
outstanding	44,651,567	45,225,198	44,650,759	45,203,182

The following common shares have been excluded from the computation of diluted weighted average common shares outstanding:

	As of June 30,
	2003	2002
Options to purchase common shares	4,059,485	6,165,928
Shares to be issued upon conversion of 5.75%
Convertible Subordinated Notes	443,232	1,027,746
Warrants to purchase common shares, issued in
connection with 2002 Credit Lines and 11.5%
Senior Secured Notes	4,915,416	—

Total shares excluded	9,418,133	7,193,674

(6) Stock Based Compensation

In accordance with SFAS No. 123, we apply Accounting Principles Board Opinion No. 25 and related interpretations for expense recognition. Compensation expense has been recorded in the accompanying Statements of Operations for the three and six months ended June 30, 2003 and 2002 because the exercise price of options granted in 1999 was below the market price of the underlying stock on the date of grant. Had compensation expense for these options and warrants been determined consistent with the provisions of SFAS No. 123, the effect on our basic and diluted net loss and per share data would have been as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Basic and diluted net loss:
As reported	$(5,504,874)	$(81,186,294)	$(1,472,510)	$(99,148,973)
Stock-based employee compensation
expense included in reported net
loss	28,584	334,266	57,171	668,531
Total stock-based employee
compensation expense determined
under fair value based method for
all awards	(139,679)	(2,011,759)	(281,920)	(4,766,421)

Basic and diluted net loss,
pro forma	$(5,615,969)	$(82,863,787)	$(1,697,259)	$(103,246,863)

12

The preceding pro forma results were calculated using the Black-Scholes option pricing model using the following weighted average assumptions (results may vary depending on the assumptions applied within the model):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Risk free interest rate	3.00%	3.00%	3.00%	3.00%
Dividend yield	0.00%	0.00%	0.00%	0.00%
Expected life	5 years	5 years	5 years	5 years
Volatility	128.43%	116.57%	960.96%	106.26%
Fair value of options granted	$1.21	$0.69	$1.19	$0.79

(7) Revenue Recognition

Our sales transactions are derived from the resale of international minutes of calling time. Revenue from the resale of minutes is recognized when all of the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the seller’s price to the buyer is fixed or determinable and collectibility is reasonably assured. We recognize revenue in the period the service is provided, net of revenue reserves for potential billing credits.

(8) Recently Adopted Accounting Pronouncements

In January 2003, we adopted the following accounting pronouncements:

•	SFAS No. 143, “Accounting for Asset Retirement Obligations.” This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of leases. This statement applies to all entities and is effective for financial statements issued for fiscal years beginning after June 15, 2002. The adoption of SFAS No. 143 did not have an impact on our consolidated balance sheet or statements of operations.

•	SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” This statement amends, among others, the classification on the statement of operations for gains and losses from the extinguishments of debt. Previously such gains and losses were reported as extraordinary items. The gain resulting from the exchanges and early extinguishment of the convertible Subordinated Notes, originally recorded as extraordinary in our consolidated statements of operations (see Note 4), have been reclassified to a component of operating loss within the consolidated statements of operations.

•	SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This statement supersedes Emerging Issues Task Force (“EITF”) No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity.” Under this statement, a liability for a cost associated with a disposal or exit activity is recognized at fair value when the liability is incurred rather than at the date of an entity’s commitment to an exit plan as required under EITF 94-3. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS No. 146 did not have an impact on our consolidated balance sheet or statements of operations.

13

•	In November 2002, FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN 45). FIN 45 requires that upon issuance of certain guarantees, a guarantor must recognize a liability for the fair value of an obligation assumed under the guarantee. FIN 45 also requires significant new disclosures by guarantors, in both interim and annual financial statements, about obligations associated with guarantees issued. There were no such guarantees issued or modified in the first six months of 2003.

•	In December 2002, FASB issued SFAS No. 148, “Accounting for Stock Based Compensation — Transition and Disclosure — an Amendment of SFAS No. 123.” The Statement amends SFAS No. 123, “Accounting for Stock-Based Compensation,” and provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. This Statement also amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of stock-based employee compensation and the effect of the method used on reported results. The disclosure requirements were adopted on January 1, 2003.

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

The complaints are similar to each other and to hundreds of other complaints filed against other issuers and their underwriters, and allege violations of the Securities Act of 1933 and the Securities Exchange Act of 1934 primarily based on the assertion that there was undisclosed compensation received by our underwriters in connection with our public offerings. The plaintiffs are seeking an as-yet undetermined amount of monetary damages in relation to these claims. On September 4, 2001, the cases against iBasis were consolidated. On October 9, 2002, the individual defendants were dismissed from the litigation by stipulation and without prejudice. iBasis believes that it and the individual defendants have meritorious defenses to the claims made in the complaints and intends to contest the lawsuits vigorously. Nevertheless, in deciding to pursue settlement, we considered, among other factors, the substantial costs and the diversion of our management’s attention and resources that would be required by litigation. We cannot assure you that the settlement will be finalized, or that we will be fully covered by collateral or related claims from underwriters, and that we would be successful in resulting litigation. In addition, even though we have insurance and contractual protections that could cover some or all of the potential damages in these cases, or amounts that we might have to pay in settlement of these cases, an adverse resolution of one or more of these lawsuits could have a material adverse affect on our financial position and results of operations in the period in which the lawsuits are resolved. We are not presently able to estimate potential losses, if any, related to the lawsuits.

We are also party to collections suits for collection, related commercial disputes and claims from estates of bankrupt companies alleging that we received preferential payments from such companies prior to their bankruptcy filings. We intend to employ all available defenses in contesting claims against us. The results or failure of any suit may have a material adverse affect on our business.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations-

Overview

Business--We are an international telecommunications carrier that utilizes the Internet to provide economical international telecommunications services to carriers, telephony resellers and others around the world. Our continuing operations consists primarily of our Voice-Over-Internet-Protocol ("VoIP") business. We currently operate through various service agreements with local service providers in the United States, Europe, Asia, the Middle East, Latin America, Africa and Australia.

We have reported our Speech Solutions Business, which was sold during July 2002, as a discontinued operation within the statement of operations for the three and six months ended June 30, 2002 under the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets.”

During the three months ended June 30, 2003, we entered into agreements with principal holders of our 5.75% Convertible Subordinated Notes which resulted in the retirement of $12.2 million of such notes in exchange for new debt instruments at 50% of the face value of the retired notes. Under the terms of the agreement, the holders of the retired notes received $6.1 million of new, 11.5% Senior Secured Notes and warrants to purchase 1,116,605 shares of our Common Stock. Each warrant will have an initial exercise price of $0.65 per share and an exercisable term of five years. The new notes, which mature on January 15, 2005, share in a second priority lien on our assets and are subordinated to our senior bank debt.

During the three months ended March 31, 2003, we entered into similar agreements. As a result, for the six months ended June 30, 2003, we retired $50.4 million of our 5.75% Convertible Subordinated Notes in exchange for $25.2 million of new, 11.5% Senior Secured Notes and warrants to purchase 4,915,416 shares of the our Common Stock. Each warrant will have an initial exercise price of $0.65 per share and an exercisable term of five years. The new notes, which mature on January 15, 2005, share in a second priority lien on our assets and are subordinated to iBasis’ senior bank debt.

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

The following discussion and analysis of our financial condition and results of operations for the three and six months ended June 30, 2003 and 2002 should be read in conjunction with the unaudited condensed consolidated financial statements and footnotes for the three months ended June 30, 2003 included herein, and the year ended December 31, 2002, included in our Annual Report on Form 10-K.

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

Increased competition from other providers of telephony services and greater expansion into new markets, such as prepaid calling services could materially adversely affect revenue in future periods. The loss of a major customer could have a material adverse affect on our business, financial condition, operating results and future prospects.

Accounts Receivable. We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and the customer’s current credit worthiness, as determined by our review of their current credit information. We continuously monitor collections and payments from our customers and maintain a provision for estimated credit losses based upon our historical experience and any specific customer collection issues that we have identified. We have been able to mitigate our credit risk by using reciprocal arrangements with customers, who are also iBasis suppliers, to offset our outstanding receivables. A majority of our accounts receivable are from international carriers. A significant change in the liquidity or financial position of our customers, or a change in the telecommunications industry, could have a material adverse impact on the collectibility of our accounts receivables and our future operating results.

Impairment of Long Lived Assets. Our long lived assets consist primarily of property and equipment. We have assessed the realizability of these assets and determined that there was no asset impairment as of June 30, 2003 for these assets. We do not anticipate impairment losses related to the assets in the future.

Results from Operations — Three Months Ended June 30, 2003 Compared to June 30, 2002

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

Our net revenue decreased by approximately $2.8 million to $39.1 million for 2003 from $41.9 million for 2002.

While traffic carried over our network increased to 854 million minutes for 2003 from 613 million minutes for 2002, such increase was offset by the decline in the average rate per minute.

Data communications and telecommunications expenses. Data communications and telecommunications expenses are composed primarily of termination and circuit costs. Termination costs are paid to local service providers to terminate voice and fax calls received from our network. Terminating costs are negotiated with the local service provider. Should competition cause a decrease in the prices we charge our customers and, as a result, a decrease in our profit margins, our contracts, in some cases, provide us with the flexibility to renegotiate the per-minute termination fees. Circuit costs include charges for Internet access at our Internet Central Offices, fees for the connections between our Internet Central Offices and our customers and/or service provider partners, facilities charges for overseas Internet access and phone lines to the primary telecommunications carriers in particular countries, and charges for the limited number of dedicated international private line circuits we use.

Data communications and telecommunications expenses decreased by $4.3 million to $33.4 million for 2003 from $37.7 million for 2002. The decrease in data communications and telecommunications expense was primarily driven by the decline in the average rate per minute and the reduction in our circuit costs. The largest component of the expense, termination costs, decreased to $32.0 million for 2003 from $34.6 million for 2002 while circuit costs decreased to $1.4 million for 2003 from $3.1 million for 2002. The decrease in these circuit costs was due to our efforts further to improve our network operations and make it more cost efficient. We achieved cost savings by renegotiating prices with vendors and service provider partners, entering into more variable rather than fixed cost arrangements, reducing the number of service providers, conducting extensive studies of our circuit needs and eliminating under-utilized circuits by re-engineering more cost-effective solutions. As a percentage of net revenue, data communications and telecommunications expenses decreased to 85% for 2003 from 90% for 2002. We expect data communications and telecommunications expenses to continue to decrease as a percentage of net revenue as we further increase utilization and efficiency of our network and achieve economies of scale.

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

Research and development expenses decreased by $0.6 million to $3.4 million for 2003 from $4.0 million for 2002. This decrease in research and development expenses is due to the decreased expenditures related to the support of The iBasis Network, as well as a reduction in personnel costs due to workforce reductions in the first and second quarter of 2002. As a percentage of net revenue, research and development expenses decreased to 9% for 2003 from 10% for 2002. We expect that research and development expenses will remain constant and continue to decrease as a percentage of net revenue.

Selling and marketing expenses. Selling and marketing expenses include expenses relating to the salaries, payroll taxes, benefits and commissions that we pay for sales personnel and the expenses associated with the development and implementation of our promotion and marketing campaigns. Selling and marketing expenses decreased by $1.4 million to $1.9 million for 2003 from $3.3 million for 2002. This decrease is primarily attributable to decreasing expenditures for selling, promotional and marketing activities, as well as workforce reductions in the first and second quarter of 2002. As a percentage of net revenue, selling and marketing expenses decreased to 5% for 2003 from 8% for 2002. We anticipate that selling and marketing expenses will remain relatively level in 2003 and will continue to decrease as a percentage of net revenue.

General and administrative expenses. General and administrative expenses include salary, payroll tax and benefit expenses and related costs for general corporate functions, including executive management, finance and administration, legal and regulatory, facilities, information technology and human resources. General and administrative expenses decreased by $9.0 million to $2.8 million for 2003 from $11.8 million for 2002. The decrease is primarily due to the workforce reductions in the first and second quarter of 2002 as well as a reduction in bad debt expense of $7.7 million. As a percentage of net revenue, general and administrative expenses decreased to 7% for 2003 from 28% for 2002. We expect general and administrative expenses to decrease as a percentage of revenues as we leverage our current employee base through automation and other efficiency improvement projects.

Depreciation and amortization expenses. Depreciation and amortization expenses decreased by $3.6 million to $5.7 million for 2003 from $9.3 million for 2002. This decrease was due to the reduction in historical cost value of our network equipment due to our agreement to settle the majority of our capital lease obligations with our primary equipment vendor in August 2002, the write-off of property and equipment as a part of our restructuring plans that were executed in 2002 as well as the end of the useful life of certain networking equipment. As a percentage of net revenue, depreciation and amortization expenses decreased to 15% for 2003 from 22% for 2002. We expect depreciation and amortization expenses to decrease as a percentage of net revenues due to an expected increase in revenues, a decrease in future capital expenditures, an increase in fully depreciated assets and the decrease in the historical value of the underlying assets as a result of the reduction in capital lease obligations with our primary equipment vendor.

Non-cash stock-based compensation. Non-cash stock-based compensation represents compensation expense incurred in connection with the grant of stock options to our employees with exercise prices less than the fair value of our common stock at the respective dates of grant. Such grants were either made prior to our initial public stock offering or were assumed in connection with our acquisition of PriceInteractive, Inc. in 2001, and are being expensed over the vesting periods of the options granted. The decrease in non-cash stock-based compensation to $29,000 in 2003 from $334,000 in 2002 was due to the expiration of certain option agreements issued in connection with acquisition of PriceInteractive, Inc. in 2001 as well our stock option exchange program which was completed in December 2002.

Interest income. Interest income is primarily composed of income earned on our cash and cash equivalents, restricted cash and marketable securities. Interest income decreased by $289,000 to $41,000 in 2003 from $330,000 in 2002. This decrease was primarily attributable to a decrease in our cash and cash equivalents, restricted cash and marketable securities as well as a decline in interest rates.

Interest expense. Interest expense is primarily composed of interest paid on the 5.75% Convertible Subordinated Notes and various capital lease agreements established to finance a substantial majority of the hardware and software components of our network. Interest expense decreased by $2.6 million to $1.0 million in 2003 from $3.6 million in 2002. This decrease was attributable to reduced interest paid on capital equipment financing, the early extinguishment of $40.6 million of our 5.75% Convertible Subordinated Notes throughout calendar year 2002 and the early extinguishment of $50.8 million of our capital lease obligations in August 2002. Our interest expense for the second quarter of 2003 was also reduced as a result of the exchange of our debt securities as discussed in Note 4.

In accordance with SFAS No. 15, “Accounting by Debtors and Creditors Regarding Troubled Debt Restructuring”, the Company recorded a gain on the exchange of approximately $3.7 million in the second quarter of 2003. SFAS No. 15 requires that the gain on the exchange be recorded net of the future payments on the new 11.5% Senior Secured Notes, the fair value of the warrants issued, the write off of the net book value of the deferred financing costs originally capitalized with the issuance of the 5.75% Convertible Subordinated Notes and any other fees or costs. While the Company’s future cash flows relating to interest payments will not be affected by the exchange, the Company’s future Statements of Operations will show a reduction of interest expense due to the inclusion of the interest payments on the Senior Secured Notes within the gain. We expect interest expense to decrease in 2003 as current capital lease obligations mature and due to the impact of the early extinguishment of our convertible subordinated notes and capital lease obligations in 2003 and 2002.

Gain on bond repurchases and exchanges. During the three months ended June 30, 2003, we entered into agreements with principal holders of our 5.75% Convertible Subordinated Notes which resulted in the retirement of $12.2 million of such notes in exchange for new debt instruments at 50% of the face value of the retired notes. Under the terms of the agreement, the holders of the retired notes received $6.1 million of new, 11.5% Senior Secured Notes and warrants for 1,116,605 shares of the our Common Stock. Each warrant will have an initial exercise price of $0.65 per share and an exercisable term of five years. The new notes, which mature on January 15, 2005, share in a second priority lien on our assets and are subordinated to our senior bank debt.

During the quarter ended June 30, 2002, we recognized a gain of approximately $10.4 million in connection with the early extinguishment of approximately $16.4 million of our Convertible Subordinated Notes.

Loss from discontinued operations. On July 15, 2002 we completed the sale of substantially all the assets of our Speech Solutions Business for $18.5 million in cash ($1.5 million of this amount is in escrow). Additionally, $8 million may be earned upon the achievement of certain revenue milestones by the Speech Solutions Business in 2003, when the earn-out agreement terminates. We cannot provide an indication that any amounts will be earned in 2003 related to the earn-out. No earn-out payments were earned during 2002. The loss from discontinued operations, recorded in 2002, represents the operating loss of the Speech Solutions Business for the six months ended June 30, 2002.

Income Taxes. We have not recorded an income tax benefit for the losses associated with our operating losses as it is more likely than not that these benefits will not be realized.

Results from Operations — Six Months Ended June 30, 2003 Compared to June 30, 2002

Net revenue. Our net revenue decreased by approximately $2.6 million to $81.0 million for 2003 from $83.6 million for 2002.

While traffic carried over our network increased to 1.6 billion minutes for 2003 from 1.2 billion minutes for 2002, such increase was offset by the decline in the average rate per minute.

Data communications and telecommunications expenses. Data communications and telecommunications expenses decreased by $5.0 million to $68.3 million for 2003 from $73.3 million for 2002. The decrease in data communications and telecommunications expense was primarily driven by the decline in the average rate per minute and the reduction in our circuit costs. The largest component of the expense, termination costs, decreased to $65.8 million for 2003 from $66.4 million for 2002 while circuit costs decreased to $2.5 million for 2003 from $6.8 million for 2002. The decrease in these circuit costs was due to our efforts to further improve our network operations and make it more cost efficient. We achieved cost savings by renegotiating prices with vendors and service provider partners, entering into more variable rather than fixed cost arrangements, reducing the number of service providers, conducting extensive studies of our circuit needs and eliminating under-utilized circuits by re-engineering more cost-effective solutions. As a percentage of net revenue, data communications and telecommunications expenses decreased to 84% for 2003 from 88% for 2002. We expect data communications and telecommunications expenses to continue to decrease as a percentage of net revenue as we further increase utilization and efficiency of our network and achieve economies of scale.

Research and development expenses. Research and development expenses decreased by $2.4 million to $7.1 million for 2003 from $9.5 million for 2002. This decrease in research and development expenses is due to the decreased expenditures related to the support of The iBasis Network, as well as a reduction in personnel costs due to workforce reductions in the first and second quarter of 2002. As a percentage of net revenue, research and development expenses decreased to 9% for 2003 from 11% for 2002. We expect that research and development expenses will remain constant and continue to decrease as a percentage of net revenue.

Selling and marketing expenses. Selling and marketing expenses include expenses relating to the salaries, payroll taxes, benefits and commissions that we pay for sales personnel and the expenses associated with the development and implementation of our promotion and marketing campaigns.

General and administrative expenses. General and administrative expenses decreased by $12.0 million to $5.3 million for 2003 from $17.3 million for 2002. The decrease is primarily due to the workforce reductions in the first and second quarter of 2002 as well as a reduction in bad debt expense of $8.6 million. As a percentage of net revenue, general and administrative expenses decreased to 7% for 2003 from 21% for 2002. We expect general and administrative expenses to decrease as a percentage of revenues as we leverage our current employee base through automation and other efficiency improvement projects.

Depreciation and amortization expenses. Depreciation and amortization expenses decreased by $7.3 million to $11.9 million for 2003 from $19.2 million for 2002. This decrease was due to the reduction in historical cost value of our network equipment due to our agreement to settle the majority of our capital lease obligations with our primary equipment vendor in August 2002, the write-off of property and equipment as a part of our restructuring plans that were executed in 2002 as well as the end of the useful life of certain networking equipment. As a percentage of net revenue, depreciation and amortization expenses decreased to 15% for 2003 from 23% for 2002. We expect depreciation and amortization expenses to decrease as a percentage of net revenues due to an expected increase in revenues, a decrease in future capital expenditures, an increase in fully depreciated assets and the decrease in the historical value of the underlying assets as a result of the reduction in capital lease obligations with our primary equipment vendor.

Non-cash stock–based compensation. Non-cash stock-based compensation represents compensation expense incurred in connection with the grant of stock options to our employees with exercise prices less than the fair value of our common stock at the respective dates of grant. Such grants were either made prior to our initial public stock offering or were assumed in connection with our acquisition of PriceInteractive, Inc. in 2001, and are being expensed over the vesting periods of the options granted. The decrease in non-cash stock-based compensation to $57,000 in 2003 from $669,000 in 2002 was due to the expiration of certain option agreements issued in connection with acquisition of PriceInteractive, Inc. in 2001 as well our stock option exchange program which was completed in December 2002.

Loss on disposal of messaging business. In March 2002, we sold our messaging line of business to Call Sciences, an enhanced communications service provider. The sale included all of our messaging business, including, among other items, our Santa Clara, California data center, our customers, revenue streams, and customer prospects in exchange for $168,000 and a future royalty stream. During 2002, we recognized a loss on the sale of $2.5 million, net of the royalty stream.

Interest income. Interest income is primarily composed of income earned on our cash and cash equivalents, restricted cash and marketable securities. Interest income decreased by $0.6 million to $0.1 million in 2003 from $0.7 million in 2002. This decrease was primarily attributable to a decrease in our cash and cash equivalents, restricted cash and marketable securities as well as a decline in interest rates.

Interest expense. Interest expense is primarily composed of interest paid on the 5.75% Convertible Subordinated Notes and various capital lease agreements established to finance a substantial majority of the hardware and software components of our network. Interest expense decreased by $5.1 million to $2.4 million in 2003 from $7.5 million in 2002. This decrease was attributable to reduced interest paid on capital equipment financing, the early extinguishment of $40.6 million of our 5.75% Convertible Subordinated Notes throughout calendar year 2002 and the early extinguishment of $50.8 million of our capital lease obligations in August 2002. Our interest expense for the first quarter of 2003 was also reduced as a result of the exchange of our debt securities as discussed in Note 4.

In accordance with SFAS No. 15, “Accounting by Debtors and Creditors Regarding Troubled Debt Restructuring”, we recorded a gain on the exchange of approximately $16.6 million during the six months ended June 30, 2003. SFAS No. 15 requires that the gain on the exchange be recorded net of the future payments on the new 11.5% Senior Secured Notes, the fair value of the warrants issued, the write off of the net book value of the deferred financing costs originally capitalized with the issuance of the 5.75% Convertible Subordinated Notes and any other fees or costs. While our future cash flows relating to interest payments will not be affected by the exchange, the our future Statements of Operations will show a reduction of interest expense due to the inclusion of the interest payments on the Senior Secured Notes within the gain. We expect interest expense to decrease in 2003 as current capital lease obligations mature and due to the impact of the early extinguishment of our convertible subordinated notes and capital lease obligations in 2003 and 2002.

Gain on bond repurchases and exchanges. During the six months ended June 30, 2003, we entered into agreements with principal holders of our 5.75% Convertible Subordinated Notes which resulted in the retirement of $50.4 million of such notes in exchange for new debt instruments at 50% of the face value of the retired notes. Under the terms of the agreement, the holders of the retired notes received $25.2 million of new, 11.5% Senior Secured Notes and warrants for 4,915,416 shares of the our Common Stock. Each warrant will have an initial exercise price of $0.65 per share and an exercisable term of five years. The new notes, which mature on January 15, 2005, share in a second priority lien on our assets and are subordinated to our senior bank debt.

Loss from discontinued operations. On July 15, 2002, we completed the sale of substantially all the assets of our Speech Solutions Business for $18.5 million in cash ($1.5 million of this amount is in escrow). Additionally, $8 million may be earned upon the achievement of certain revenue milestones by the Speech Solutions Business in 2003, when the earn-out agreement terminates. We cannot provide and indication that any amounts will be earned in 2003 related to the earn-out. No earn-out payments were earned during 2002. The loss from discontinued operations, recorded in 2002, represents the operating loss of the Speech Solutions Business for the six months ended June 30, 2002.

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

Net cash used in continuing operating activities was $3.8 million and $30.3 million for the six months ended 2003 and 2002, respectively. Cash used in continuing operating activities for both years was principally related to the cash necessary to fund our operating losses. Net cash used in discontinued operating activities was $4.7 million for 2002.

Net cash used in investing activities was $2.9 million for the six months ended June 30, 2003, of which $2.1 million was used for capital expenditures and $0.7 used as a part of an adjustment to the proceeds from the sale of the Company’s Speech Solutions business. Net cash provided by investing activities was $30.4 million for the six months ended June 30, 2002. This primarily reflected $34.0 million in the sale and maturity of marketable securities offset by $3.8 million for capital expenditures.

Net cash used in financing activities was $4.5 million for the six months ended June 30, 2003, of which $3.6 million was used to repay our capital lease obligations and $0.9 million was paid for fees in connection the exchange of our outstanding bonds. Net cash used in financing activities was $21.0 million for the six months ended June 30, 2002 which was primarily used to repurchase $13.9 million face value of our Convertible Subordinated Notes, and $7.5 million used for payments of our capital lease.

On December 30, 2002, we entered into two secured line of credit agreements (the “2002 Credit Lines”) with Silicon Valley Bank (the “Bank”) providing a total available line of credit of $15 million which replaced all other outstanding credit agreements with the Bank. The maximum aggregate borrowings outstanding at any one time is limited to the lesser of $15 million or the specified borrowing base. The borrowing base is equal to 75% or 70% of eligible receivables, as defined in the agreements. Outstanding Letters of Credit drawn by us reduce the maximum borrowings under this agreement at any time. Borrowings under these lines of credit bear interest at the Bank’s prime rate plus 1% and are collateralized by substantially all of our assets. The credit lines require us to comply with various financial and non-financial covenants, including the maintenance of certain minimum financial ratios and restrictions on the payment of cash dividends. As a result of the agreements to exchange our outstanding Convertible Subordinated Notes for new Senior Secured Notes (as described in note 4), the Bank has twice amended, effective February 27, 2003 and June 30, 2003, certain financial covenants associated with the 2002 Credit Lines. At June 30, 2003, we were in compliance with the amended covenant requirements. These agreements mature on December 29, 2004. At June 30, 2003, we had borrowed $2.3 million under the 2002 Credit Lines and $6.7 million was available for borrowings. These agreements mature on December 29, 2004. On December 30, 2002, in conjunction with these agreements, we issued a five-year warrant to the Bank for the purchase of 337,500 shares of our common stock at an exercise price of $0.337 per share.

We anticipate that the June 30, 2003 balance of $21.2 million in cash and cash equivalents will be sufficient to fund operations for the next twelve months. However, in the event we fail to execute on our plan, we experience events described in “Risk Factors”, or that circumstances currently unknown for unforeseen by us arise, we cannot assure you that we will not require additional financings within this time frame or that any additional financings, if needed, will be available to us on terms acceptable to us, if at all.

Factors That May Affect Future Results and Financial Condition

RISK FACTORS

Any investment in our securities involves a high degree of risk. You should carefully consider the risks described below, which we believe are all the material risks to our business, together with the information contained elsewhere in this report, before you make a decision to invest in our company.

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

We incurred significant losses from continuing operations of $1.5 million for the six months ended June 30, 2003 and $33.8 million for the six months ended June 30, 2002. Our accumulated deficit, and stockholders’ deficit was approximately $404.0 million and $34.0 million, respectively, as of June 30, 2003. Moreover, the terms of our $15 million revolving credit facility and our debt exchange may limit our ability to, among other things:

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

We cannot provide assurance that our available cash, and the remaining borrowing capacity under our credit facility will be sufficient to fund our operating and capital expenditure requirements in the foreseeable future. Our ability to borrow additional funds or raise additional equity is limited by the terms of our outstanding debt and/or our financial condition.

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

We may not generate the cash flow required to pay our liabilities as they become due. As of June 30, 2003, we had approximately $38.2 million of 5.75% Convertible Subordinated Notes and $25.2 million of 11.5% Senior Secured Notes. We must pay interest on these notes twice a year. All notes are due in 2005. We cannot assure you that we will be able to pay interest and other amounts, including the principal amount, due on the notes as and when they become due and payable. If our cash flow is inadequate to meet our obligations, we will default on the notes. Any default of the 5.75% Convertible Subordinated Notes and 11.5% Senior Secured Notes could have a material adverse effect on our business, prospects, financial condition and operating results and our ability to raise future capital.

Additionally, as of June 30, 2003, we had an outstanding balance of $2.3 million on our Lines of Credit totaling $15 million, and had approximately $1.8 million of outstanding letters of credit issued under these agreements. If we fail to pay our liabilities under these Lines of Credit, the bank may enforce all available remedies and seize our assets or receivable, to satisfy any amounts owed.

We may be required to repurchase our 5.75% Convertible Subordinated Notes upon a repurchase event.

The holders of the 5.75% Convertible Subordinated Notes may require us to repurchase all or any portion of the outstanding notes upon a “repurchase event.” A repurchase event includes a change in control of iBasis, or if our shares of common stock are no longer approved for trading on an established automated over-the-counter trading market. We may not have sufficient cash reserves to repurchase the notes, which would cause an event of default under the existing indenture and under our other debt obligations.

The market price of our shares may experience extreme price and volume fluctuations for reasons over which we have little control.

The stock market has, from time to time, experienced, and is likely to continue to experience, extreme price and volume fluctuations. Prices of securities of telecommunications and Internet-related companies have been especially volatile and have often fluctuated for reasons that may be unrelated to the operating performance of the affected companies. The market price of shares of our common stock has fluctuated greatly since our initial public offering and could continue to fluctuate due to a variety of factors, some of which we cannot reliably identify. In the past, companies that have experienced volatility in the market price of their stock have been the subjects of securities class action litigation.

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

International governmental regulation and legal uncertainties and other laws could limit our ability to provide our services or make them more expensive.

A number of countries currently prohibit or limit competition in the provision of traditional voice telephony services. In some of those countries, licensed telephony carriers as well as government regulators have questioned our legal authority and/or the legal authority of our service partners or affiliated entities to offer our services. We may face similar questions in additional countries. Some countries have indicated they will evaluate proposed Internet telephony service on a case-by-case basis and determine whether to regulate it as a voice service or as another telecommunications service, and in doing so potentially impose subsidies or other costs on Internet telephony providers. In addition, many countries have not yet addressed Internet telephony in their legislation or regulations. Increased regulation of the Internet and/or Internet telephony providers, or the prohibition of Internet telephony or related services, in one or more countries, could limit our ability or the ability of our service partners or affiliates to provide our services. Finally, international organizations such as the International Telecommunications Union and the European Commission are continuing to examine whether Internet telephony should continue to be subject to light regulation. Adverse recommendations by these bodies could also limit our ability to provide services and thereby materially affect our business, financial condition and results of operations.

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

As we continue to operate abroad and expand into additional foreign countries, such countries may assert that we are required to qualify to do business in the particular foreign country, that we are otherwise subject to regulation, or that we are prohibited from conducting our business in that country. Our failure to qualify as a foreign corporation in a jurisdiction in which we are required to do so, or to comply with foreign laws and regulations, would materially adversely affect our business, financial condition and results of operations, including subjecting us or our employees to taxes and criminal or other penalties and/or by precluding us from, or limiting us in, enforcing contracts in such jurisdictions. We cannot be certain that our customers, service partners, employees or other affiliates are currently in compliance with regulatory or other legal requirements in their respective countries, that they or we will be able to comply with existing or future requirements, and/or that they or we will continue in compliance with any requirements. Our failure or the failure of those with whom we transact business to comply with these requirements could materially adversely affect our business, financial conditions and results of operations.

The telecommunications industry is subject to domestic governmental regulation and legal uncertainties and other laws that could prevent us from executing our business plan.

While the FCC has tentatively decided that information service providers, including Internet telephony providers, are not telecommunications carriers for regulatory purposes, various entities have challenged that decision. In addition, some members of Congress are dissatisfied with the related conclusions of the FCC, which could result in the imposition of greater or lesser regulation on our industry. State government agencies may also increasingly regulate Internet-related services. These types of regulation may negatively impact the cost of doing business over the Internet and materially adversely affect our ability to attain or maintain profitability.

We are not licensed to offer traditional telecommunications services in any U.S. state and we have not filed tariffs for any service at the Federal Communications Commission or at any state regulatory commission. Nonetheless, aspects of our operations may currently be, or become, subject to state or federal regulations governing licensing, universal service funding, advertising, disclosure of confidential communications or other information, excise taxes, transactions restricted by U.S. embargo and other reporting or compliance requirements.

We have offered our prepaid international calling card services on a wholesale basis to international carrier customers, and others, some of which provide these services to end-user customers, enabling them to call internationally over The iBasis Network from the U.S. We have also made arrangements to participate in the selling and marketing of such cards. Although the calling cards are not primarily marketed for domestic interstate or intrastate use, we have not blocked the ability to place such calls or required our wholesale customers to show evidence of their compliance with U.S. and state regulations. As a result, there may be incidental domestic use of the cards. Domestic calling may employ transport and switching that is not connected to the Internet and, therefore, may not enjoy the lighter regulation to which our Internet-based services are subject. Because we provide wholesale international services, we do not believe that we are subject to federal or state telecommunications regulation for the possible uses of these services described here and, accordingly, we have not obtained state licenses, filed state or federal tariffs, posted bonds, or undertaken other possible compliance steps. There can be no assurance that the FCC and state regulatory authorities will agree with our position. If they do not, we could become subject to regulation at the federal and state level for these services, and could become subject to licensing and bonding requirements, and federal and state fees and taxes, including universal service contributions and other subsidies, and other laws, all of which could materially affect our business.

We are also subject to federal and state laws and regulations regarding consumer protection and disclosure regulations. These rules could substantially increase the cost of doing business domestically and in any particular state. Law enforcement authorities may utilize their powers under consumer protection laws against us in the event legal requirements in that jurisdiction are not met.

The FCC also requires all calling card service providers that enable users to place toll-free calls from payphones in the United States to compensate the payphone operator for each call placed from a payphone. Future changes in FCC payphone compensation rules and/or the failure of a company that provides toll-free numbers to us to compensate payphone companies could affect our revenues.

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

• our ability to manage our traffic so that routes are profitable; and

• our ability to collect from our customers; and

• currency fluctuations and restrictions in countries where we operate.

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

We have received claims including lawsuits from estates of bankrupt companies alleging that we received preferential payments prior to bankruptcy filing. We may be required to pay amounts received from bankrupt estates. We may be required to pay amounts received from bankrupt estates. We intend to employ all available defenses in contesting such claims or, in the alternative settle such claims. The results of any suit or settlement may have a material adverse affect on our business.

We may face technical problems or increased costs and risks in our business by relying on third parties.

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

Parties that Maintain Phone and Data Lines and Other Telecommunications Services. Our business model depends on the availability of the Internet and traditional telephone networks to transmit voice and fax calls. Third parties maintain and own these networks, other components that comprise the Internet, and business relationships that allow telephone calls to be terminated over the public switched telephone network. Some of these third parties are telephone companies. They may increase their charges for using these lines at any time and decrease our profitability. They may also fail to maintain their lines properly, fail to maintain the ability to terminate calls, or otherwise disrupt our ability to provide service to our customers. Any failure by these third parties to maintain these lines, networks and services that leads to a material disruption of our ability to complete calls or provide other services could discourage our customers from using our network, which could have the effect of delaying or preventing our ability to become profitable.

Local Communications Service Providers. We maintain relationships with local communications service providers in many countries, some of whom own the equipment that translates calls from traditional voice networks to the Internet, and vice versa. We rely upon these third parties both to provide lines over which we complete calls and to increase their capacity when necessary as the volume of our traffic increases. There is a risk that these third parties may be slow, or fail, to provide lines, which would affect our ability to complete calls to those destinations. We cannot assure you that we will be able to continue our relationships with these local service providers on acceptable terms, if at all. Because we rely upon entering into relationships with local service providers to expand into additional countries, we cannot assure you that we will be able to increase the number of countries to which we provide service. We also may not be able to enter into relationships with enough overseas local service providers to handle increases in the volume of calls that we receive from our customers. Finally, any technical difficulties that these providers suffer, or difficulties in their relationships with companies that manage the public switched telephone network, could affect our ability to transmit calls to the countries that those providers help serve.

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

The markets for Internet voice and fax and prepaid calling cards are extremely competitive and will likely become more competitive. Internet protocol and other Internet telephony service providers route traffic to destinations worldwide and compete directly with us. Also, Internet telephony service providers that presently focus on retail customers may in the future enter the wholesale market and compete with us. Such retail-oriented carriers also provide PC-to-PC services at very low prices or for free. Perceived competition with this market segment could drive our prices down. In addition, major telecommunications carriers, such as AT&T, British Telecom, Deutsche Telekom, MCI WorldCom and Qwest Communications all compete with our services.

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

• compliance with tax, employment, securities, immigration, labor and other laws for employees living and traveling, or conducting business, abroad, which may subject them or us to criminal or civil penalties;

• foreign taxes including withholding of payroll taxes;

• foreign currency fluctuations, which could result in increased operating expenses and reduced revenues;

• exposure to liability under the Foreign Corrupt Practices Act

• other obligations or restrictions, including, but not limited to, criminal penalties incident to doing business or operating a subsidiary or other entity in another country; and

• the personal safety of our employees and their families who at times have received threats of, or who may in any case be subject to, violence, and who may not be adequately protected by legal authorities or other means.

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

Our investments in commercial paper and debt instruments are subject to interest rate risk, but due to the short-term nature of these investments, interest rates would not have a material impact on their value at June 30, 2003. Our primary interest rate risk is the risk on borrowings under our 2002 line of credit agreements, which are subject to interest rates based on the bank’s prime rate. A change in the applicable interest rates would also affect the rate at which we could borrow funds or finance equipment purchases. All other debt, including capital lease obligations, are fixed rate debt.

We conduct our business in various regions of the world, but most of our revenues are denominated in U.S. dollars with the remaining being generally denominated in Euros or British pounds. Although most of our costs are U.S. dollar denominated, some of our costs are in Euros or British pounds which partially offsets our risk from revenues denominated in these currencies.

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, (the “Exchange Act”) as of the end of the period covered by this quarterly report. Based on the evaluation, our Chief Executive Officer and Chief financial Officer have concluded that our current disclosure controls and procedures are designed to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and are operating in an effective manner.

(b) Changes in internal control over financial reporting. There were no significant changes in our internal controls over financial reporting during the period covered by this quarterly report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II — Other Information

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

The complaints are similar to each other and to hundreds of other complaints filed against other issuers and their underwriters, and allege violations of the Securities Act of 1933 and the Securities Exchange Act of 1934 primarily based on the assertion that there was undisclosed compensation received by our underwriters in connection with our public offerings. The plaintiffs are seeking an as-yet undetermined amount of monetary damages in relation to these claims. On September 4, 2001, the cases against iBasis were consolidated. On October 9, 2002, the individual defendants were dismissed from the litigation by stipulation and without prejudice. iBasis believes that it and the individual defendants have meritorious defenses to the claims made in the complaints and intends to contest the lawsuits vigorously. Nevertheless, in deciding to pursue settlement, we considered, among other factors, the substantial costs and the diversion of our management’s attention and resources that would be required by litigation. We cannot assure you that the settlement will be finalized, or that we will be fully covered by collateral or related claims from underwriters, and that we would be successful in resulting litigation. In addition, even though we have insurance and contractual protections that could cover some or all of the potential damages in these cases, or amounts that we might have to pay in settlement of these cases, an adverse resolution of one or more of these lawsuits could have a material adverse affect on our financial position and results of operations in the period in which the lawsuits are resolved. We are not presently able to estimate potential losses, if any, related to the lawsuits.

We are also party to collections suits for collection, related commercial disputes and claims from estates of bankrupt companies alleging that we received preferential payments from such companies prior to their bankruptcy filings. We intend to employ all available defenses in contesting claims against us. The results or failure of any suit may have a material adverse affect on our business.

Item 4. Submission of Matters to a Vote of Security Holders

Following are the results of the two (2) matters submitted to a vote of security holders during the quarter ended June 30, 2003. These matters were voted on at the 2003 Annual Meeting of Shareholders held on May 29, 2003.

1.	The results of the vote to elect two Class 1 directors to serve until iBasis’ 2006 Annual Meeting of Shareholders was as follows:

	For	Withheld Authority
Gordon J. VanderBrug	41,523,522	339,707
David S. Lee	41,504,176	359,053

The following directors’ terms continued after the 2003 Annual Meeting of Shareholders: Ofer Gneezy, W. Frank King, Charles Skibo and Charles Corfield.

2.	The results of the vote to ratify and appoint Deloitte & Touche LLP as independent auditors was as follows:

For	41,581,504
Against	261,445
Abstain	83,280

36

Item 6 - Exhibits and Reports on Form 8-K

(a)	Exhibits:

4.1	Global Note, dated May 29, 2003.

4.2	Global Warrant Certificate, dated May 29, 2003.

10.1	Third modification to the loan arrangement dated December 30, 2002, evidenced by, among other documents, a certain Loan and Security Agreement dated as of December 30, 2002 between iBasis, Inc., iBasis Global, Inc. and Silicon Valley Bank, as amended by a certain First Loan Modification Agreement dated as of January 30, 2003 (as amended, the “Loan Agreement”).

10.2	Joinder Agreement, dated May 29, 2003, by and among iBasis, Inc., iBasis Global, Inc., U.S. Bank National Association, as Collateral Agent and the Acceding Holders (as defined therein).

10.3	Registration Rights Agreement, dated May 29, 2003 by and among iBasis, Inc. and the Holders (as defined therein).

10.4	Amendment No. 2 to Fiscal Agency Agreement, dated May 29, 2003 by and among iBasis, Inc., iBasis Global, Inc., and U.S. Bank National Association as fiscal agent.

31.1	Certificate of iBasis, Inc. Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of iBasis, Inc. Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of iBasis, Inc. Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certificate of iBasis, Inc. Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K:

On April 23, 2003, the Company filed a Form 8-K related to the press release regarding results for the three months ended March 31, 2003.

37

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 14, 2003 ——————— (date)	iBasis, Inc. By: /s/ Richard Tennant ————————————————— Richard Tennant Vice President and Chief Financial Officer (Authorized Officer and Principal Accounting Officer)

38