Form 10-Q
period 2003-09-30
IBASIS INC
filed 2003-11-14
CIK 1091756

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

As of November 5, 2003, there were 44,759,614 shares of the Registrant’s Common Stock, par value $0.001 per share, outstanding.

iBASIS, INC.

iBasis, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30, 2003	December 31, 2002

Assets
Cash and cash equivalents	$16,948,104	$32,316,609
Accounts receivable, net of allowance for doubtful accounts of approximately $5.7 million and $7.8 million, respectively	19,069,318	20,853,573
Prepaid expenses and other current assets	4,534,070	5,374,390
Total current assets	40,551,492	58,544,572
Property and equipment, at cost:
Equipment under capital lease	20,465,501	19,480,591
Network equipment	55,487,296	54,548,467
Computer software	8,060,580	6,624,530
Leasehold improvements	6,361,990	6,272,493
Furniture and fixtures	1,052,670	1,047,249
	91,428,037	87,973,330
Less: Accumulated depreciation and amortization	(71,753,921)	(55,615,839)
Property and equipment, net	19,674,117	32,357,491
Deferred debt financing costs, net	393,571	1,381,927
Long term investment in non-marketable security	5,000,000	5,000,000
Other assets	831,531	1,240,321

Total assets	$66,450,711	$98,524,311

Liabilities and Stockholders’ Deficit
Accounts payable	$13,318,070	$13,142,280
Accrued expenses	19,488,407	18,147,455
Deferred revenue	1,052,601	—
Current portion of long-term debt	2,880,213	5,348,852
Total current liabilities	36,739,291	36,638,587

Long term debt, net of current portion	66,149,597	93,589,694
Other long term liabilities	3,102,363	2,268,455
Total liabilities	105,991,251	132,496,736
Commitments and contingencies

Stockholders’ deficit:
Common stock	45,895	45,785
Preferred stock	—	—
Treasury stock; 1,135,113 shares at cost	(340,534)	(340,534)
Additional paid-in capital	370,378,467	368,927,164
Deferred compensation	—	(85,756)
Accumulated deficit	(409,624,368)	(402,519,084)
Total stockholders’ deficit	(39,540,540)	(33,972,425)
	$66,450,711	$98,524,311

The accompanying notes are an integral part of these condensed consolidated financial statements.

iBasis, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,
	2003	2002
Net revenue	$44,032,007	$38,358,442
Costs and operating expenses:
Data communications and telecommunications	38,502,395	33,442,350
Research and development	2,892,527	4,372,799
Selling and marketing	1,877,521	2,280,133
General and administrative	1,227,963	3,648,205
Depreciation and amortization	4,266,996	6,897,090
Non-cash stock-based compensation	28,585	149,021
Loss on sale of messaging business	—	(135,196)
Restructuring costs	—	(393,143)
Total cost and operating expenses	48,795,987	50,261,259

Loss from operations	(4,763,980)	(11,902,817)
Interest income	30,041	167,610
Interest expense	(801,338)	(1,792,973)
Gains on bond repurchases and exchanges	—	2,435,478
Other expenses, net	(97,500)	(101,279)
Loss from continuing operations	(5,632,777)	(11,193,981)
Loss from discontinued operations	—	(531,664)
Net loss	$(5,632,777)	$(11,725,645)
Basic and diluted net loss per share:
Loss from continuing operations	$(0.13)	$(0.25)
Loss from discontinued operations	—	(0.01)

Basic and diluted net loss per share	$(0.13)	$(0.26)

Weighted average common shares outstanding	44,713,834	45,781,276

The accompanying notes are an integral part of these condensed consolidated financial statements.

iBasis, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Nine Months Ended September 30,
	2003	2002
Net revenue	$124,992,127	$122,007,438
Costs and operating expenses:
Data communications and telecommunications	106,799,130	106,728,428
Research and development	10,017,063	13,888,456
Selling and marketing	5,773,878	9,144,281
General and administrative	6,557,230	20,986,997
Depreciation and amortization	16,129,154	26,124,128
Non-cash stock-based compensation	85,756	817,552
Loss on sale of messaging business	—	2,362,969
Restructuring costs	—	3,968,554
Total cost and operating expenses	145,362,211	184,021,365

Loss from operations	(20,370,084)	(62,013,927)
Interest income	141,605	858,440
Interest expense	(3,199,692)	(9,322,721)
Gains on bond repurchases and exchanges	16,615,384	25,790,029
Other expenses, net	(292,500)	(284,839)
Loss from continuing operations	(7,105,287)	(44,973,018)
Loss from discontinued operations	—	(65,901,600)
Net loss	$(7,105,287)	$(110,874,618)
Basic and diluted net loss per share:
Loss from continuing operations	$(0.16)	$(0.99)
Loss from discontinued operations	—	(1.44)
Basic and diluted net loss per share	$(0.16)	$(2.43)

Weighted average common shares outstanding	44,672,040	45,635,987

The accompanying notes are an integral part of these condensed consolidated financial statements.

iBasis, Inc.
Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2003	2002
Cash flows from operating activities:
Loss from continuing operations	$(7,105,287)	$(44,973,018)
Adjustments to reconcile net loss to net cash used in operating activities
Gain on bond exchanges and repurchases	(16,615,384)	(25,790,029)
Restructuring costs	—	3,845,697
Depreciation and amortization	16,129,154	26,124,128
Loss on sale of messaging business	—	2,362,969
Amortization of deferred debt financing costs	265,495	516,209
Amortization of deferred compensation	85,756	817,552
Bad debt (recovery)expense	(1,899,978)	9,500,000
Changes in assets and liabilities
Accounts receivable	3,684,233	(7,484,942)
Prepaid expenses and other current assets	1,163,355	1,106,557
Other assets	408,789	(341,938)
Accounts payable	175,792	539,057
Accrued expenses	(2,224,729)	(6,634,116)
Deferred revenue	1,052,601	—
Other long term liabilities	(391,381)	(742,032)
Net cash used in continuing operating activities	(5,271,584)	(41,153,906)
Net cash used in operating activities of discontinued operations	—	(5,097,134)
Net cash used in operating activities	(5,271,584)	(46,251,040)

Cash flows from investing activities:
Purchases of property and equipment	(3,768,815)	(4,377,851)
(Payment)/Proceeds from sale of Speech Solutions business	(736,218)	17,000,000
Decrease in current marketable securities	—	34,024,892
Proceeds from the sale of messaging business	—	168,000
Net cash (used in) provided by investing activities	(4,505,033)	46,815,041

Cash flows from financing activities:
Decrease in restricted cash	—	1,200,000
Borrowings of long term debt	6,900,000	—
Payments of principal of long term debt	(6,900,000)	(1,200,000)
Payments of principal on capital lease obligations	(4,733,736)	(8,927,698)
Professional fees paid for exchange of bonds	(935,364)	—
Extinguishment of capital lease obligations		(28,500,000)
Repurchase of Convertible Subordinated Notes	—	(14,838,849)
Proceeds from issuance of shares related to employee stock purchase plan	—	286,095
Proceeds from exercise of common stock options	77,212	122,138
Net cash used in financing activities	(5,591,888)	(51,858,314)

Net decrease in cash and cash equivalents	(15,368,505)	(51,294,313)
Cash and cash equivalents, beginning of period	32,316,609	75,798,935

Cash and cash equivalents, end of period	$16,948,104	$24,504,622

Supplemental disclosure of cash flow information:

During the nine months ended September 30, 2003 and 2002, iBasis paid cash of $5.8 million and $10.4 million, respectively, for interest.

Non-cash transactions:

Operations:

We continue to negotiate offset agreements with those customers who are also suppliers for the amounts owed to each party. The result of this program has been the reduction in the value of accounts receivable and accounts payable by $19.0 million and $13.7 million for the nine months ended September 30, 2003 and 2002, respectively.

Financing:

iBasis entered into no new capital leases during the nine months ended September 30, 2003.  However, during the nine months ended September 30, 2002, iBasis entered into capital leases for network equipment of approximately $3.6 million.

On August 5, 2002, the Company reduced the carrying value of property and equipment by $23.5 million as part of the settlement of certain capital lease obligations.

During the nine months ended September 30, 2003, as a part of the exchange of our 5.75% Convertible Subordinated Notes, we issued warrants with a fair value of approximately $1.4 million. Such warrants allow the holders to acquire up to 4,915,416 shares of our common stock at an initial exercise price of $0.65 per share and are exercisable for a term of five years.

Also as part of the exchange and repurchase of the Company’s 5.75% Convertible Subordinated Notes, we reduced our deferred financing fees by $1.7 million and $0.9 million for the nine months ended September 30, 2003 and 2002, respectively.

In connection with the exchange of the Company’s 5.75% Convertible Subordinated Notes, and in accordance with SFAS 15, “Accounting by Debtors and Creditors Regarding Troubled Debt Restructuring,” we included $4.3 million of interest within accrued expenses on the accompanying balance sheet as of September 30, 2003. This amount represents the future payments of interest on our newly issued 11.5% Senior Secured Notes.

The accompanying notes are an integral part of these condensed consolidated financial statements.

iBasis, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

Nine Months Ended September 30, 2003

(1) Business, Management Plans and Presentation

Business—We are an international telecommunications carrier that utilizes the Internet to provide economical international telecommunications services.  Our continuing operations consist primarily of our Voice-Over-Internet-Protocol (“VoIP”) business. We offer wholesale services through our worldwide network to carriers, telephony resellers and others around the world by operating through various service agreements with local service providers in the United States, Europe, Asia, the Middle East, Latin America, Africa and Australia.

During the third quarter of 2003, we introduced our retail prepaid calling card services and have marketed such services primarily to ethnic communities within major domestic markets through distributors.  While we believe that revenues for these services were not material for the third quarter of 2003, we expect that our prepaid calling card services will, in the future, become a significant portion of our revenues.

Management Plans— We have incurred cumulative net losses of $409.6 million since inception and used $5.3 million of cash in continuing operations during the nine months ended September 30, 2003. These results are primarily attributable to the expenditures necessary to build our network and develop and expand our market.

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

•   explore refinancing alternatives in connection with our Senior Secured Notes dues in January 2005 as well as our Convertible Subordinated Notes due in March 2005.

In order to ensure that adequate cash balances are available, we have entered into, and will continue to explore, alternative financing arrangements to replace or supplement those currently in place in order to provide us with long-term financing to support our funding needs.

We anticipate, based on our current operating plan, that the September 30, 2003 balance of $16.9 million in cash and cash equivalents will be sufficient to fund operations for the next twelve months. However, in the event we fail to execute on our plan, we experience events described in “Risk Factors”, or that circumstances currently unknown or unforeseen by us arise, we cannot be assured that we will not require additional financings within this time frame or that any additional financings, if needed, will be available to us on terms acceptable to us, if at all.

Presentation— The unaudited condensed consolidated financial statements presented herein have been prepared by us and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair presentation. Interim results are not necessarily indicative of results for a full year.

The unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to those rules and regulations, but we believe that the disclosures are adequate to make the information presented not misleading. The unaudited condensed consolidated financial statements and notes included herein should be read in conjunction with the consolidated financial statements and notes in our Annual Report on Form 10-K for the year ended December 31, 2002.

(2) Discontinued Operations

Loss from discontinued operations. On July 15, 2002 we completed the sale of substantially all the assets of our Speech Solutions Business for $18.5 million in cash ($1.5 million of this amount is in escrow). The loss from discontinued operations, recorded in 2002, represents the operating loss of the Speech Solutions Business for the nine months ended September 30, 2002 which has been recorded under the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets.”  During the nine months ended September 30, 2003, we made a payment of $0.7 million which reflected an adjustment to the sales price of our Speech Solutions Business.

(3) Long term investment in non-marketable security

Our long term investment in a non-marketable security represents an equity investment in a privately-held company that was made in connection with a round of financing with other third-party investors. As our investment does not permit us to exert significant influence or control over the entity in which we have invested, the recorded amount represents our cost of the investment less any adjustments we make when we determine that an investment’s carrying value is other-than-temporarily impaired.

The process of assessing whether the equity investment’s net realizable value is less than its carrying cost requires a significant amount of judgment due to the lack of a mature and stable public market for investments of this type. In making this judgment, we carefully considered the investee’s most recent financial results, cash position, recent cash flow data, projected cash flows (both short and long-term), financing needs, recent financing rounds, most recent valuation data, the current investing environment, management or ownership changes, and competition. This valuation process is based primarily on information that we request, receive and discuss with the investees’ management on a quarterly basis.

In addition, we consider our equity investment to be other than temporarily impaired if, as of the end of any quarter, we believe that the carrying value of the investment is greater than the estimated fair value. Such evaluation is performed on a quarterly basis.  Based on our evaluation for the quarter ended September 30, 2003 , we have not been made aware of any additional facts or circumstances from our last evaluation that would lead us to believe that an other than temporary impairment of our investment has occurred.

(4) Accrued Restructuring Costs

During 2001 and 2002, the Company announced a restructuring plan to better align the organization with its corporate strategy and recorded charges to its Statements of Operations in those periods in accordance with the criteria set forth in EITF 94-3 and SEC Staff Accounting Bulletin 100.  These actions resulted in the Company recording two separate restructuring charges based upon separate and distinct plans, which resulted in restructuring charges of $5.5 million and $51.8 million in 2002 and 2001, respectively.  The restructuring included the write-off of property and equipment, the termination of certain contractual obligations and the reduction in the Company’s workforce resulting in employee benefit costs.

As of September 30, 2003, the accrued restructuring costs consisted of costs accrued for the termination of certain contractual obligations.  A summary of the accrued restructuring costs for the nine months ended September 30, 2003 is as follows:

Accrual as of December 31, 2002	$3,194,455
Payments for termination of contractual obligations	(724,906)

Accrual as of September 30, 2003	$2,469,549

(5)  Long-Term Debt

Long-term debt consists of the following:

	September 30, 2003	December 31, 2002
5.75% Convertible Subordinated Notes, due in March, 2005	$38,180,000	$88,530,000
11.5% Senior Secured Notes, due in January, 2005	25,175,000	—
Capital lease obligations	3,374,810	8,108,546
Revolving line of credit	2,300,000	2,300,000

Total long term debt	69,029,810	98,938,546
Less-current portion	2,880,213	5,348,852

Long term debt, net of current portion	$66,149,597	$93,589,694

On December 30, 2002, we entered into two secured line of credit agreements (the “2002 Credit Lines”) with Silicon Valley Bank (the “Bank”) providing a total available line of credit of $15 million which replaced all other outstanding credit agreements with the Bank. The maximum aggregate borrowings outstanding at any one time is limited to the lesser of $15 million or the specified borrowing base. The borrowing base is equal to 75% or 70% of eligible receivables, as defined in the agreements. Outstanding Letters of Credit drawn by us will reduce the maximum borrowings allowable under this agreement at any time. Borrowings under these lines of credit bear interest at the Bank’s prime rate plus 1% and are collateralized by substantially all of our assets. The credit lines require the Company to comply with various financial and non-financial covenants, including the maintenance of certain minimum financial ratios and restrictions on the payment of cash dividends. As a result of the agreements to exchange our outstanding Convertible Subordinated Notes for new Senior Secured Notes (as described in note 5), the Bank has amended, at various times throughout 2003, certain financial covenants associated with the 2002 Credit Lines. These agreements mature on December 29, 2004. At September 30, 2003, we had borrowed $2.3 million under the 2002 Credit Lines and $7.9 million was available for borrowings.

At September 30, 2003, we were in compliance with all the covenants under our line of credit agreements and we had outstanding letters of credit aggregating $2.1 million.

(6) Gains on Exchanges and Repurchases of Convertible Subordinated Notes

During the nine months ended September 30, 2003, we entered into agreements with principal holders of our 5.75% Convertible Subordinated Notes which resulted in the retirement of $50.4 million of such notes in exchange for new debt instruments at 50% of the face value of the retired notes. Under the terms of the agreement, the holders of the retired notes received $25.2 million of new, 11.5% Senior Secured Notes and warrants to purchase 4,915,416 shares of our Common Stock. Each warrant will have an initial exercise price of $0.65 per share and an exercisable term of five years. The new notes, which mature on January 15, 2005, share in a second priority lien on our assets and are subordinated to our senior bank debt.

In accordance with SFAS No. 15, “Accounting by Debtors and Creditors Regarding Troubled Debt Restructuring,” we recorded a gain on the exchange of approximately $16.6 million during the nine months ended September 30, 2003. SFAS No. 15 requires that the gain on the exchange be recorded net of the accrual for future interest payments on the new 11.5% Senior Secured Notes, the fair value of the warrants issued, the reduction of the net book value of the deferred financing costs originally capitalized with the issuance of our 5.75% Convertible Subordinated Notes and any other fees or costs. While our future cash flows relating to interest payments will not be affected by the exchange, our future Statement of Operations will show, as required, a reduction of interest expense due to the accrual of the future interest payments on the 11.5% Senior Secured Notes within the gain.

The gain recognized in 2003 was calculated as follows:

		Nine Months Ended September 30, 2003
Face value of surrendered 5.75% Convertible Subordinated Notes		$50,350,000
Less:	Face value of issued 11.5% Senior Secured Notes	(25,175,000)
Future interest payments on 11.5% Senior Secured Notes		(5,527,188)
Fair value of warrants issued		(1,374,202)
Reduction of deferred debt financing costs		(722,862)
Professional fees		(935,364)

Gain		$16,615,384

During the three and nine months ended September 30, 2002, we recognized a gain of approximately $2.4 and $25.8 million, respectively, in connection with the early extinguishment of approximately $3.5 million and $40.6 million of our 5.75% Convertible Subordinated Notes, respectively.

The gain recognized in 2002 was calculated as follows:

	Three Months Ended September 30, 2002	Nine Months Ended September 30, 2002
Face value of repurchased 5.75% Convertible Subordinated Notes	$3,500,000	$40,588,000

Less: Cost of repurchase of Notes	(997,500)	(13,753,416)
Reduction of deferred debt financing costs	(67,022)	(1,044,555)

Gain	$2,435,478	$25,790,029

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

(7) Net Loss Per Share

In accordance with SFAS No. 128, “Earnings per Share,” basic net loss per common share is calculated by dividing net loss by the weighted average number of common shares outstanding. The calculation of diluted net loss per share is consistent with that of basic net loss per share but gives effect to all potential common shares (that is, securities such as options, warrants or convertible securities) that were outstanding during the period, unless the effect is antidilutive.

The following common shares have been excluded from the computation of diluted weighted average common shares outstanding:

	As of September 30,
	2003	2002
Options to purchase common shares	6,429,923	4,575,547
Shares to be issued upon conversion of 5.75% Convertible Subordinated Notes	443,232	1,027,746
Warrants to purchase common shares, issued in connection with 2002 Credit Lines and 11.5% Senior Secured Notes	5,252,916	—

Total shares excluded	12,126,071	5,603,293

(8) Stock Based Compensation

In accordance with SFAS No. 123, we have elected to continue to apply Accounting Principles Board Opinion No. 25 (“APB 25”) and related interpretations for expense recognition. In accordance with the provisions of APB 25, compensation expense has been recorded in the accompanying Statements of Operations for the three and nine months ended September 30, 2003 and 2002 because the exercise price of options granted in 1999 was below the market price of the underlying stock on the date of grant. Had compensation expense for these options and warrants been determined consistent with the provisions of SFAS No. 123, the effect on our basic and diluted net loss and per share data would have been as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Basic and diluted net loss:
As reported	$(5,632,777)	$(11,725,645)	$(7,105,287)	$(110,874,618)

Add: Stock-based employee compensation expense included in reported net loss	28,585	149,021	85,755	817,552

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(1,079,634)	(1,403,629)	(1,369,276)	(6,170,500)

Basic and diluted net loss, pro forma	$(6,683,826)	$(12,980,253)	$(8,388,808)	$(116,227,566)
Basic and diluted net loss per share:
As reported	$(0.13)	$(0.26)	$(0.16)	$(2.43)
Pro forma	$(0.15)	$(0.28)	$(0.19)	$(2.55)

The preceding pro forma results were calculated using the Black-Scholes option pricing model using the following weighted average assumptions (results may vary depending on the assumptions applied within the model):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Risk free interest rate	3.13%	3.00%	3.13%	3.00%
Dividend yield	0.00%	0.00%	0.00%	0.00%
Expected life	5 years	5 years	5 years	5 years
Volatility	122%	163%	122%	128%
Fair value of options granted	$0.88	$0.35	$0.88	$0.52

(9) Revenue Recognition

For our wholesale business, our revenue transactions are derived from the resale of international minutes of calling time. We recognize revenue in the period the service is provided, net of revenue reserves for potential billing disputes. Such disputes can result from disagreements with customers regarding the duration, destination or rates charged for each call.  For our retail prepaid calling card business, revenue is deferred upon activation of the cards and is recognized as the prepaid calling card balances are reduced based upon minute usage and service charges.  Revenue from both the resale of minutes as well as the usage of the prepaid calling cards is recognized when all of the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the seller’s price to the buyer is fixed or determinable and collectibility is reasonably assured.

(10)  Recently Adopted Accounting Pronouncements

In January 2003, we adopted the following accounting pronouncements:

•                       SFAS No. 143, “Accounting for Asset Retirement Obligations.” This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of leases. This statement applies to all entities and is effective for financial statements issued for fiscal years beginning after June 15, 2002. The adoption of SFAS No. 143 did not have an impact on our financial position, results of operations or cash flow.

•                       SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” This statement amends, among others, the classification on the statement of operations for gains and losses from the extinguishments of debt. Previously such gains and losses were reported as extraordinary items. The gain resulting from the exchanges and early extinguishment of the convertible Subordinated Notes, originally recorded as extraordinary in our consolidated statements of operations (see Note5), have been reclassified to a component of operating loss within the consolidated statements of operations.

•                       SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This statement supersedes Emerging Issues Task Force (“EITF”) No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity.” Under this statement, a liability for a cost associated with a disposal or exit activity is recognized at fair value when the liability is incurred rather than at the date of an entity’s commitment to an exit plan as required under EITF 94-3. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS No. 146 did not have an impact on our financial position, results of operations or cash flow.

•                       In November 2002, FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN 45). FIN 45 requires that upon issuance of certain guarantees, a guarantor must recognize a liability for the fair value of an obligation assumed under the guarantee. FIN 45 also requires significant new disclosures by guarantors, in both interim and annual financial statements, about obligations associated with guarantees issued. There were no such guarantees issued or modified in the first nine months of 2003.

•                       In December 2002, FASB issued SFAS No. 148, “Accounting for Stock Based Compensation — Transition and Disclosure — an Amendment of SFAS No. 123.” The Statement amends SFAS No. 123, “Accounting for Stock-Based Compensation,” and provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. This Statement also amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of stock-based employee compensation and the effect of the method used on reported results. The disclosure requirements were adopted as of December 31, 2002.

(11) Contingencies

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

The complaints are similar to each other and to hundreds of other complaints filed against other issuers and their underwriters, and allege violations of the Securities Act of 1933 and the Securities Exchange Act of 1934 primarily based on the assertion that there was undisclosed compensation received by our underwriters in connection with our public offerings. The plaintiffs are seeking an as-yet undetermined amount of monetary damages in relation to these claims. On September 4, 2001, the cases against us were consolidated. On October 9, 2002, the individual defendants were dismissed from the litigation by stipulation and without prejudice. We believe that iBasis and the individual defendants have meritorious defenses to the claims made in the complaints and we intend to contest the lawsuits vigorously. Nevertheless, in deciding to pursue settlement, we considered, among other factors, the substantial costs and the diversion of our management’s attention and resources that would be required by litigation. We cannot assure you that the settlement will be finalized, or that we will be fully covered by collateral or related claims from underwriters, and that we would be successful in resulting litigation. In addition, even though we have insurance and contractual protections that could cover some or all of the potential damages in these cases, or amounts that we might have to pay in settlement of these cases, an adverse resolution of one or more of these lawsuits could have a material adverse affect on our financial position, results of operations and cash flows in the period in which the lawsuits are resolved. We are not presently able to estimate potential losses, if any, related to the lawsuits.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations-

Overview

We are an international telecommunications carrier that utilizes the Internet to provide economical international telecommunications services.  Our continuing operations consist primarily of our Voice-Over-Internet-Protocol (“VoIP”) business. We offer wholesale services through our worldwide network to carriers, telephony resellers and others around the world by operating through various service agreements with local service providers in the United States, Europe, Asia, the Middle East, Latin America, Africa and Australia.

During the third quarter of 2003, we introduced our retail prepaid calling card services and have marketed such services primarily to ethnic communities within major domestic markets through distributors.  While we believe that revenues for these services were not material for the third quarter of 2003, we expect that our prepaid calling card services will, in the future, become a significant portion of our revenues.

During the nine months ended September 30, 2003, we entered into agreements with principal holders of our 5.75% Convertible Subordinated Notes which resulted in the retirement of $50.4 million of such notes in exchange for new debt instruments at 50% of the face value of the retired notes. Under the terms of the agreement, the holders of the retired notes received $25.2 million of new, 11.5% Senior Secured Notes and warrants to purchase 4,915,416 shares of our Common Stock. Each warrant will have an initial exercise price of $0.65 per share and an exercisable term of five years. The new notes, which mature on January 15, 2005, share in a second priority lien on our assets and are subordinated to our senior bank debt.

During the three and nine months ended September 30, 2002, we recognized a gain of approximately $2.4 and $25.8 million, respectively, in connection with the early extinguishment of approximately $3.5 million and $40.6 million of our 5.75% Convertible Subordinated Notes, respectively.

The gains resulting from the exchange and early extinguishment of the 5.75% Convertible Subordinated Notes, originally recorded as extraordinary in our Consolidated Statements of Operations (see Note 5), have been reclassified to a component of operating loss within the Consolidated Statements of Operations.

The following discussion and analysis of our financial condition and results of operations for the three and nine months ended September 30, 2003 and 2002 should be read in conjunction with the unaudited condensed consolidated financial statements and footnotes for the three and nine months ended September 30, 2003 included herein, and the year ended December 31, 2002, included in our Annual Report on Form 10-K.

This section and other parts of this Form 10-Q contain forward-looking statements that involve risks and uncertainties. Our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in the subsection entitled “Factors That May Affect Future Results and Financial Condition” below. The following discussion should be read in conjunction with our Annual Report on Form 10-K and the unaudited condensed consolidated financial statements and notes thereto included elsewhere in this Form 10-Q.

Critical Accounting Policies

Revenue Recognition.

For our wholesale business, our revenue transactions are derived from the resale of international minutes of calling time. We recognize revenue in the period the service is provided, net of revenue reserves for potential billing disputes. Such disputes can result from disagreements with customers regarding the duration, destination or rates charged for each call.  For our retail prepaid calling card business, revenue is deferred upon activation of the cards and is recognized as the prepaid calling card balances are reduced based upon minute usage and service charges.  Revenue from both the resale of minutes as well as the usage of the prepaid calling cards is recognized when all of the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the seller’s price to the buyer is fixed or determinable and collectibility is reasonably assured.

Increased competition from other providers of telephony services and greater expansion into new markets, such as prepaid calling services could materially adversely affect revenue in future periods. The loss of a major customer could have a material adverse affect on our business, financial condition, operating results, cash flows and future prospects.

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

Impairment of Long Lived Assets. Our long lived assets consist primarily of property and equipment. We have assessed the realizability of these assets and determined that there was no asset impairment as of September 30, 2003 for these assets.

Long term investment in non-marketable security.   Our long term investment in a non-marketable security represents an equity investment in a privately-held company that was made in connection with a round of financing with other third-party investors. As our investment does not permit us to exert significant influence or control over the entity in which we have invested, the recorded amount represents our cost of the investment less any adjustments we make when we determine that an investment’s carrying value is other-than-temporarily impaired.

The process of assessing whether the equity investment’s net realizable value is less than its carrying cost requires a significant amount of judgment due to the lack of a mature and stable public market for investments of this type. In making this judgment, we carefully considered the investee’s most recent financial results, cash position, recent cash flow data, projected cash flows (both short and long-term), financing needs, recent financing rounds, most recent valuation data, the current investing environment, management or ownership changes, and competition. This valuation process is based primarily on information that we request, receive and discuss with the investees’ management on a quarterly basis.

In addition, we consider our equity investment to be other than temporarily impaired if, as of the end of any quarter, we believe that the carrying value of the investment is greater than the estimated fair value. Such evaluation is performed on a quarterly basis.  Based on our evaluation for the quarter ended September 30, 2003 , we have not been made aware of any additional facts or circumstances from our last evaluation that would lead us to believe that an other than temporary impairment of our investment has occurred.

Estimates of fair values and the ultimate net realizable value of these type of investments is very subjective and is based on the investing environment and other factors that are outside of our control and therefore could lead to a significant charge in our reported result in any quarter in which we determine that the carrying value of the investment exceeds its estimated net realizable value.

Results from Operations — Three Months Ended September 30, 2003 Compared to Three Months Ended September 30, 2002

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

During the third quarter of 2003, we introduced our retail prepaid calling card services and have marketed such services primarily to ethnic communities within major domestic markets through distributors.  While we believe that revenues for these services were not material for the third quarter of 2003, we expect that our prepaid calling card services will, in the future, become a significant portion of our revenues.

Our net revenue increased by approximately $5.6 million to $44.0 million for 2003 from $38.4 million for 2002.

While traffic carried over our network increased to 866 million minutes for 2003 from 670 million minutes for 2002, such increase was partially offset by the decline in the average rate per minute.

Data communications and telecommunications expenses. Data communications and telecommunications expenses are composed primarily of termination and circuit costs. Termination costs are paid to local service providers to terminate voice and fax calls received from our network. Termination costs are negotiated with the local service provider. Should competition cause a decrease in the prices we charge our customers and, as a result, a decrease in our profit margins, our contracts, in some cases, provide us with the flexibility to renegotiate the per-minute termination fees. Circuit costs include charges for Internet access at our Internet Central Offices, fees for the connections between our Internet Central Offices and our customers and/or service provider partners, facilities charges for overseas Internet access and phone lines to the primary telecommunications carriers in particular countries, and charges for the limited number of dedicated international private line circuits we use.

Data communications and telecommunications expenses increased by $5.1 million to $38.5 million for 2003 from $33.4 million for 2002. The increase in data communications and telecommunications expense was primarily driven by the increase in traffic, as discussed above, offset by the decline in the average cost per minute and the reduction in our circuit costs. The largest component of the expense, termination costs, increased to $36.9 million for 2003 from $31.3 million for 2002 while circuit costs decreased to $1.6 million for 2003 from $2.1 million for 2002. The decrease in these circuit costs was due to our efforts to further improve our network operations and make it more cost efficient. We achieved cost savings by renegotiating prices with vendors and service provider partners, entering into more variable rather than fixed cost arrangements, reducing the number of service providers, conducting extensive studies of our circuit needs and eliminating under-utilized circuits by re-engineering more cost-effective solutions. As a percentage of net revenues, data communications and telecommunications expenses was 87% for 2003 and 2002. We expect data communications and telecommunications expenses to decrease as a percentage of net revenue as we further increase utilization and efficiency of our network and achieve economies of scale.

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

Research and development expenses decreased by $1.5 million to $2.9 million for 2003 from $4.4 million for 2002. This decrease in research and development expenses is due to the decreased expenditures related to the support of The iBasis Network, as well as a reduction in personnel costs due to workforce reductions in the first and second quarter of 2002. As a percentage of net revenue, research and development expenses decreased to 7% for 2003 from 11% for 2002. We expect that research and development expenses will remain relatively level and continue to decrease as a percentage of net revenue.

Selling and marketing expenses. Selling and marketing expenses include expenses relating to the salaries, payroll taxes, benefits and commissions that we pay for sales personnel and the expenses associated with the development and implementation of our promotion and marketing campaigns. Selling and marketing expenses decreased by $0.4 million to $1.9 million for 2003 from $2.3 million for 2002. This decrease is primarily attributable to decreasing expenditures for selling, promotional and marketing activities. As a percentage of net revenue, selling and marketing expenses decreased to 4% for 2003 from 6% for 2002. We anticipate that selling and marketing expenses will remain relatively level in 2003 and will continue to decrease as a percentage of net revenue.

General and administrative expenses. General and administrative expenses include salary, payroll tax and benefit expenses and related costs for general corporate functions, including executive management, finance and administration, legal and regulatory, facilities, information technology and human resources. General and administrative expenses decreased by $2.4 million to $1.2 million for 2003 from $3.6 million for 2002. The decrease is primarily due to the collection of a $2.2 million customer balance that had previously been reserved for in a prior quarter.  Such collection was recorded as a recovery of bad debt expense which was recorded as a credit within the accompanying 2003 statement of operations. As a percentage of net revenue, general and administrative expenses decreased to 3% for 2003 from 10% for 2002. Excluding the above mentioned collection of a previously reserved for customer balance, general and administrative expenses decreased to 8% of net revenue during 2003.  We expect general and administrative expenses (excluding the collection of the previously reserved for receivable) to decrease as a percentage of revenues as we leverage our current employee base through automation and other efficiency improvement projects.  Any additional collections of previously reserved for receivables will also be recorded as a decrease in general and administrative expenses.

Depreciation and amortization expenses. Depreciation and amortization expenses decreased by $2.6 million to $4.3 million for 2003 from $6.9 million for 2002. This decrease was due to the reduction in historical cost value of our network equipment due to our agreement to settle the majority of our capital lease obligations with our primary equipment vendor in August 2002, the write-off of property and equipment as a part of our restructuring plans that were executed in 2002 as well as the end of the useful life of certain networking equipment. As a percentage of net revenue, depreciation and amortization expenses decreased to 10% for 2003 from 18% for 2002. We expect depreciation and amortization expenses to decrease as a percentage of net revenues, a decrease in future capital expenditures, an increase in fully depreciated assets and the decrease in the historical value of the underlying assets as a result of the reduction in capital lease obligations with our primary equipment vendor.

Non-cash stock-based compensation. Non-cash stock-based compensation represents compensation expense incurred in connection with the grant of stock options to our employees with exercise prices less than the fair value of our common stock at the respective dates of grant. Such grants were made prior to our initial public stock offering and are being expensed over the vesting periods of the options granted. The decrease in non-cash stock-based compensation to $29,000 in 2003 from $149,000 in 2002 was due to our stock option exchange program which was completed in December 2002.

Loss on disposal of messaging business. In March 2002, we sold our messaging line of business to Call Sciences, an enhanced communications service provider. During the third quarter of 2002, we made certain adjustments to the net loss on the sale in order to properly account for the contingent consideration related to a royalty stream.

Restructuring and other non-recurring costs.  During 2002 and 2001, the Company recorded restructuring charges as cost reduction measures were announced.  During the third quarter of 2002, the Company revised its estimate of the costs for those measures and recorded $0.4 million as a reduction of these cumulative costs.

Interest income. Interest income is primarily composed of income earned on our cash balances. Interest income decreased by $138,000 to $30,000 in 2003 from $168,000 in 2002. This decrease was primarily attributable to a decrease in our cash balances.

Interest expense. Interest expense is primarily composed of interest paid on the 5.75% Convertible Subordinated Notes and various capital lease agreements established to finance a substantial majority of the hardware and software components of our network. Interest expense decreased by $1.0 million to $0.8 million in 2003 from $1.8 million in 2002. This decrease was attributable to reduced interest paid on capital equipment financing, the early extinguishment of $40.6 million of our 5.75% Convertible Subordinated Notes throughout calendar year 2002 and the early extinguishment of $50.8 million of our capital lease obligations in August 2002.

Our interest expense for the third quarter of 2003 was also reduced as a result of the exchange of our debt securities as discussed in Note 5.  In accordance with SFAS No. 15, “Accounting by Debtors and Creditors Regarding Troubled Debt Restructuring,” we recorded a gain on the exchange, net of the future interest payments on the new 11.5% Senior Secured Notes, the fair value of the warrants issued, the write off of the net book value of the deferred financing costs originally capitalized with the issuance of the 5.75% Convertible Subordinated Notes and other fees or costs. While the Company’s future cash flows relating to interest payments will not be affected by the exchange, the Company’s current and future Statements of Operations will show a reduction of interest expense due to the inclusion of the interest payments on the Senior Secured Notes within the previously recorded gain. We expect interest expense to decrease in 2003 as current capital lease obligations mature and due to the impact of the early extinguishment of our convertible subordinated notes and capital lease obligations in 2003 and 2002.

Gain on bond repurchases and exchanges.  During the third quarter of 2002, we recognized a gain of $2.4 million in connection with the early extinguishment of $3.5 million of our Convertible Subordinated Notes.

Loss from discontinued operations. On July 15, 2002 we completed the sale of substantially all the assets of our Speech Solutions Business for $18.5 million in cash ($1.5 million of this amount is in escrow). The loss from discontinued operations, recorded in 2002, represents adjustments made to the loss on the sale of the net assets of the Speech Solutions Business and the operating loss of the Speech Solutions Business during the three months ended September 30, 2002.

Income Taxes. We have not recorded an income tax benefit for the losses associated with our operating losses as we believe that it is more likely than not that these benefits will not be realized.

Results from Operations — Nine Months Ended September 30, 2003 Compared to Nine Months Ended September 30, 2002

Net revenue. Our net revenue increased by approximately $3.0 million to $125.0 million for 2003 from $122.0 million for 2002.

While traffic carried over our network increased to 2.5 billion minutes for 2003 from 1.9 billion minutes for 2002, such increase was partially offset by the decline in the average rate per minute.

Data communications and telecommunications expenses. Data communications and telecommunications expenses increased by $0.1 million to $106.8 million for 2003 from $106.7 million for 2002. The slight increase in data communications and telecommunications expense was primarily driven by the increase in traffic, as discussed above, offset by the decline in the average rate per minute and the reduction in our circuit costs. The largest component of the expense, termination costs, decreased to $102.7 million for 2003 from $97.8 million for 2002 while circuit costs decreased to $4.1 million for 2003 from $8.9 million for 2002. The decrease in these circuit costs was due to our efforts to further improve our network operations and make it more cost efficient. We achieved cost savings by renegotiating prices with vendors and service provider partners, entering into more variable rather than fixed cost arrangements, reducing the number of service providers, conducting extensive studies of our circuit needs and eliminating under-utilized circuits by re-engineering more cost-effective solutions. As a percentage of net revenue, data communications and telecommunications expenses decreased to 85% for 2003 from 87% for 2002. We expect data communications and telecommunications expenses to continue to decrease as a percentage of net revenue as we further increase utilization and efficiency of our network and achieve improved economies of scale.

Research and development expenses. Research and development expenses decreased by $3.9 million to $10.0 million for 2003 from $13.9 million for 2002. This decrease in research and development expenses is due to the decreased expenditures related to the support of The iBasis Network, as well as a reduction in personnel costs due to workforce reductions in the first and second quarter of 2002. As a percentage of net revenue, research and development expenses decreased to 8% for 2003 from 11% for 2002. We expect that research and development expenses will remain constant and continue to decrease as a percentage of net revenue.

Selling and marketing expenses.  Selling and marketing expenses decreased by $3.3 million to $5.8 million for 2003 from $9.1 million for 2002. This decrease is primarily attributable to decreasing expenditures for selling, promotional and marketing activities, as well as workforce reductions in the first and second quarter of 2002. As a percentage of net revenue, selling and marketing expenses decreased to 5% for 2003 from 7% for 2002. We anticipate that selling and marketing expenses will remain relatively level in 2003 and will continue to decrease as a percentage of net revenue.

General and administrative expenses. General and administrative expenses decreased by $14.4 million to $6.6 million for 2003 from $21.0 million for 2002. The decrease is primarily due to our increased customer collection efforts.  During 2002, we recognized a $9.5 million expense for potentially uncollectible customer accounts.  During 2003 we recognized only $0.3 million of bad debt expense and also collected a previously reserved for balance of $2.2 million in the third quarter of 2003 which was recorded as a credit within the accompanying 2003 statement of operations. As a percentage of net revenue, general and administrative expenses decreased to 5% for 2003 from 17% for 2002. Excluding the above mentioned collection of a previously provided for customer balance, general and administrative expenses decrease to 15% of net revenue during 2003.  We expect general and administrative expenses (excluding the collection of the previously reserved for receivable) to decrease as a percentage of revenues as we leverage our current employee base through automation and other efficiency improvement projects. Any additional collections of previously reserved for receivables will also be recorded as a decrease in general and administrative expenses.

Depreciation and amortization expenses. Depreciation and amortization expenses decreased by $10.0 million to $16.1 million for 2003 from $26.1 million for 2002. This decrease was due to the reduction in historical cost value of our network equipment due to our agreement to settle the majority of our capital lease obligations with our primary equipment vendor in August 2002, the write-off of property and equipment as a part of our restructuring plans that were executed in 2002 as well as the end of the useful life of certain networking equipment. As a percentage of net revenue, depreciation and amortization expenses decreased to 13% for 2003 from 21% for 2002. We expect depreciation and amortization expenses to decrease as a percentage of net revenues due to an expected increase in revenues, a decrease in future capital expenditures, an increase in fully depreciated assets and the decrease in the historical value of the underlying assets as a result of the reduction in capital lease obligations with our primary equipment vendor.

Non-cash stock–based compensation. Non-cash stock-based compensation represents compensation expense incurred in connection with the grant of stock options to our employees with exercise prices less than the fair value of our common stock at the respective dates of grant. Such grants were either made prior to our initial public stock offering or were assumed in connection with our acquisition of PriceInteractive, Inc. in 2001, and are being expensed over the vesting periods of the options granted. The decrease in non-cash stock-based compensation to $86,000 in 2003 from $818,000 in 2002 was due to the expiration of certain option agreements issued in connection with acquisition of PriceInteractive, Inc. in 2001 as well our stock option exchange program which was completed in December 2002.

Loss on disposal of messaging business. In March 2002, we sold our messaging line of business to Call Sciences, an enhanced communications service provider.  During 2002, we recognized a loss on the sale of $2.4 million, net of the royalty stream.

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

Interest income. Interest income is primarily composed of income earned on our cash and cash equivalents, restricted cash and marketable securities. Interest income decreased by $716,000 to $142,000 in 2003 from $858,000 in 2002. This decrease was primarily attributable to a decrease in our cash and cash equivalents, restricted cash and marketable securities as well as a decline in interest rates.

Interest expense. Interest expense is primarily composed of interest paid on the 5.75% Convertible Subordinated Notes and various capital lease agreements established to finance a substantial majority of the hardware and software components of our network. Interest expense decreased by $6.1 million to $3.2 million in 2003 from $9.3 million in 2002. This decrease was attributable to reduced interest paid on capital equipment financing, the early extinguishment of $40.6 million of our 5.75% Convertible Subordinated Notes throughout calendar year 2002 and the early extinguishment of $50.8 million of our capital lease obligations in August 2002. Our interest expense for the third quarter of 2003 was also reduced as a result of the exchange of our debt securities as discussed in Note 5. In accordance with SFAS No. 15, “Accounting by Debtors and Creditors Regarding Troubled Debt Restructuring”, we recorded a gain on the exchange of approximately $16.6 million during the nine months ended September 30, 2003. SFAS No. 15 requires that the gain on the exchange be recorded net of the future payments on the new 11.5% Senior Secured Notes, the fair value of the warrants issued, the write off of the net book value of the deferred financing costs originally capitalized with the issuance of the 5.75% Convertible Subordinated Notes and any other fees or costs. While our future cash flows relating to interest payments will not be affected by the exchange, our future Statements of Operations will show a reduction of interest expense due to the inclusion of the interest payments on the Senior Secured Notes within the gain. We expect interest expense to decrease in 2003 as current capital lease obligations mature and due to the impact of the early extinguishment of our convertible subordinated notes and capital lease obligations in 2003 and 2002.

Gain on bond repurchases and exchanges. During the nine months ended September 30, 2003, we entered into agreements with principal holders of our 5.75% Convertible Subordinated Notes which resulted in the retirement of $50.4 million of such notes in exchange for new debt instruments at 50% of the face value of the retired notes. Under the terms of the agreement, the holders of the retired notes received $25.2 million of new, 11.5% Senior Secured Notes and warrants to purchase 4,915,416 shares of our Common Stock. Each warrant will have an initial exercise price of $0.65 per share and an exercisable term of five years. The new notes, which mature on January 15, 2005, share in a second priority lien on our assets and are subordinated to our senior bank debt.

Loss from discontinued operations. On July 15, 2002, we completed the sale of substantially all the assets of our Speech Solutions Business for $18.5 million in cash ($1.5 million of this amount is in escrow). The loss from discontinued operations, recorded in 2002, represents loss on the sale of the nets assets of the Speech Solutions business as well as the operating loss of the Speech Solutions Business for the nine months ended September 30, 2002.

Income Taxes. We have not recorded an income tax benefit for the losses associated with our operating losses as we believe that it is more likely than not that these benefits will not be realized.

Liquidity and Capital Resources

Our principal capital and liquidity needs historically have related to the development of our network infrastructure, our sales and marketing activities, research and development expenses, and general capital needs. Our capital needs have been met, in large part, from the net proceeds from public offerings of common stock and 5.75% Convertible Subordinated Notes. In addition, we have also met our capital needs through vendor capital leases and other equipment financings. We expect to continue to utilize equipment financing in the future to partially fund our capital equipment needs. We will also explore refinancing alternatives in connection with our Senior Secured Notes dues in January 2005 as well as our Convertible Subordinated Notes due in March 2005.

Net cash used in continuing operating activities was $5.3 million (net of the collection of a previously reserved for customer balance of $2.2 million) and $41.2 million for the nine months ended 2003 and 2002, respectively. Cash used in continuing operating activities for both years was principally related to the cash necessary to fund our operating losses. Net cash used in discontinued operating activities was $5.1 million for 2002.

Net cash used in investing activities was $4.5 million for the nine months ended September 30, 2003, of which $3.8 million was used for capital expenditures and $0.7 million used as a part of an adjustment to the proceeds from the sale of the Company’s Speech Solutions business. Net cash provided by investing activities was $46.8 million for the nine months ended September 30, 2002. This primarily reflected $34.0 million in the sale and maturity of marketable securities and $17.0 million in proceeds form the sale of the Speech solutions business,  offset by $4.4 million for capital expenditures.

Net cash used in financing activities was $5.6 million for the nine months ended September 30, 2003, of which $4.7 million was used to repay our capital lease obligations and $0.9 million was paid for fees in connection the exchange of our outstanding bonds. Net cash used in financing activities was $51.9 million for the nine months ended September 30, 2002.  Of this amount, $28.5 million was used for the early extinguishment of $50.8 million of our capital lease obligations, $14.8 million was used to repurchase $40.6 million face value of our Convertible Subordinated Notes, and $8.9 million was used for payments of our capital lease.

On December 30, 2002, we entered into two secured line of credit agreements (the “2002 Credit Lines”) with Silicon Valley Bank (the “Bank”) providing a total available line of credit of $15 million which replaced all other outstanding credit agreements with the Bank. The maximum aggregate borrowings outstanding at any one time is limited to the lesser of $15 million or the specified borrowing base. The borrowing base is equal to 75% or 70% of eligible receivables, as defined in the agreements. Outstanding Letters of Credit drawn by us reduce the maximum borrowings under this agreement at any time. Borrowings under these lines of credit bear interest at the Bank’s prime rate plus 1% and are collateralized by substantially all of our assets. The credit lines require us to comply with various financial and non-financial covenants, including the maintenance of certain minimum financial ratios and restrictions on the payment of cash dividends. As a result of the agreements to exchange our outstanding Convertible Subordinated Notes for new Senior Secured Notes (as described in note 4), the Bank has twice amended, effective February 27, 2003 and June 30, 2003, certain financial covenants associated with the 2002 Credit Lines. At September 30, 2003, we were in compliance with the amended covenant requirements. These agreements mature on December 29, 2004. At September 30, 2003, we had borrowed $2.3 million under the 2002 Credit Lines and $7.9 million was available for borrowings.  On December 30, 2002, in conjunction with these agreements, we issued a five-year warrant to the Bank for the purchase of 337,500 shares of our common stock at an exercise price of $0.337 per share.

We anticipate that the September 30, 2003 balance of $16.9 million in cash and cash equivalents will be sufficient to fund operations for the next twelve months. However, in the event we fail to execute on our current plan, we experience events described in “Risk Factors”, or that circumstances currently unknown for unforeseen by us arise, we cannot assure you that we will not require additional financings within this time frame or that any additional financings, if needed, will be available to us on terms acceptable to us, if at all.

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

We may need additional capital in the future to fund our operations, finance investments in equipment and corporate infrastructure, expand our network, increase the range of services we offer and respond to competitive pressures and perceived opportunities. Cash flow from operations, and cash on hand may not be sufficient to cover our operating expenses, working capital and capital investment needs. Additional financing may not be available on terms acceptable to us, if at all. A failure to obtain additional funding could prevent us from making expenditures that are needed to allow us to grow or maintain our operations.

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

We incurred significant losses from continuing operations of $7.1 million for the nine months ended September 30, 2003 and $45.0 million for the nine months ended September 30, 2002. Our accumulated deficit, and stockholders’ deficit was approximately $409.6 million and $39.5 million, respectively, as of September 30, 2003. Moreover, the terms of our $15 million revolving credit facility and our debt exchange may limit our ability to, among other things:

•   incur additional debt, particularly unsubordinated debt;

• retire or exchange outstanding debt;

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

On November 13, 2002, we received a determination from Nasdaq that shares of our common stock would no longer trade on the Nasdaq National Market because we failed to meet certain minimum listing requirements. Our stock began trading on the NASD-operated Over-the-Counter (“OTC”) Bulletin Board on November 14, 2002. The OTC Bulletin Board market is generally considered to be less efficient and not as liquid as NASDAQ's National Market. Trading in this market may decrease the market value and liquidity of our stock which could materially and adversely affect our ability to finance our operations.

We may not be able to pay our debt and other obligations or otherwise comply with the terms of our debt arrangements.

We may not generate the cash flow required to pay our liabilities as they become due. As of September 30, 2003, we had approximately $38.2 million of 5.75% Convertible Subordinated Notes and $25.2 million of 11.5% Senior Secured Notes. We must pay interest on these notes twice a year. All notes are due in 2005. We may not be able to pay interest and other amounts, including the principal amount, due on the notes as and when they become due and payable. If our cash flow is inadequate to meet our obligations, we will default on the notes. Any default of the 5.75% Convertible Subordinated Notes and 11.5% Senior Secured Notes could have a material adverse effect on our business, prospects, financial condition and operating results and our ability to raise future capital.

Additionally, as of September 30, 2003, we had an outstanding balance of $2.3 million on our Lines of Credit totaling $15 million, and had approximately $2.1 million of outstanding letters of credit issued under these agreements. If we fail to pay our liabilities under these Lines of Credit, the bank may enforce all available remedies and seize our assets or receivable, to satisfy any amounts owed.

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

As we continue to operate abroad and expand into additional foreign countries, such countries may assert that we are required to qualify to do business in the particular foreign country, that we are otherwise subject to regulation, or that we are prohibited from conducting our business in that country. Our failure to qualify as a foreign corporation in a jurisdiction in which we are required to do so, or to comply with foreign laws and regulations, would materially adversely affect our business, financial condition and results of operations, including subjecting us or our employees to taxes and criminal or other penalties and/or by precluding us from, or limiting us in, enforcing contracts in such jurisdictions. Our customers, service partners, employees or other affiliates may not be in compliance with regulatory or other legal requirements in their respective countries, they or we may not be able to comply with existing or future requirements, and/or they or we may not continue to comply with any requirements. Our failure or the failure of those with whom we transact business to comply with these requirements could materially adversely affect our business, financial conditions and results of operations.

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

We have offered our prepaid international calling card services on a wholesale basis to international carrier customers, and others, some of which provide these services to end-user customers, enabling them to call internationally over The iBasis Network from the U.S. We have also made arrangements to participate in the selling and marketing of such cards. Although the calling cards are not primarily marketed for domestic interstate or intrastate use, we have not blocked the ability to place such calls or required our wholesale customers to show evidence of their compliance with U.S. and state regulations. As a result, there may be incidental domestic use of the cards. Domestic calling may employ transport and switching that is not connected to the Internet and, therefore, may not enjoy the lighter regulation to which our Internet-based services are subject. Because we provide wholesale international services, we do not believe that we are subject to federal or state telecommunications regulation for the possible uses of these services described here and, accordingly, we have not obtained state licenses, filed state or federal tariffs, posted bonds, or undertaken other possible compliance steps. The FCC and state regulatory authorities may not agree with our position. If they do not, we could become subject to regulation at the federal and state level for these services, and could become subject to licensing and bonding requirements, and federal and state fees and taxes, including universal service contributions and other subsidies, and other laws, all of which could materially affect our business.

We are also subject to federal and state laws and regulations regarding consumer protection and disclosure regulations. These rules could substantially increase the cost of doing business domestically and in any particular state. Law enforcement authorities may utilize their powers under consumer protection laws against us in the event we do not meet legal requirements in that jurisdiction.

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

We were incorporated in August 1996, and first began to offer commercial services in May 1997. Due to our limited operating history, it is difficult for us to predict future results of operations for our core business. Moreover, we cannot be sure that we have accurately identified all of the risks to our business, or in any additional business initiatives especially because we use new, and in many cases, unproven technologies and provide new services. The technical implementation of such technologies and services on a commercial scale and subsequent widespread commercial acceptance, is yet unproven. As a result, our past results and rates of growth may not be meaningful indicators of our future results of operations. Also, your assessment of the prospects for our success may prove inaccurate.

We have a history of operating losses and may never become profitable.

We have incurred and expect to continue to incur operating losses and negative cash flows as we incur operating expenses and make capital investments in our business. Our future profitability will depend on our being able to deliver calls over our network at a cost to us that is less than what we are able to charge for our calls, collect payments from customers, otherwise utilize our network on a profitable basis, and manage our distribution and marketing of our prepaid calling card services.

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

•   our ability to manage distribution arrangements and provision of retail offerings, including customer service requirements;

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

Some of our customers have filed for bankruptcy owing us money for services we have provided to them in the past. Despite our efforts to collect these overdue funds, we may never be paid. Certain customers have filed for bankruptcy protection owing us amounts we have not yet received. The bankruptcy court may require us to continue to provide services to these companies during their reorganizations. Other customers may discontinue their use of our services at any time and without notice, or delay payments that are owed to us. Additionally, we have had and may have difficulty in collecting amounts from them. Although we have internal credit risk policies to identify companies with poor credit histories, we may not effectively manage these policies and provide services to companies that refuse to pay. The risk is even greater in foreign countries, where the legal and collection systems available may not be adequate or impartial for us to enforce the payment provisions of our contracts. Our cash reserves will be reduced and our results of operations will be materially adversely affected if we are unable to collect amounts from our customers.

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

We may face increased costs and risks in our business by relying on third parties.

Vendors. We rely upon third-party vendors to provide us with the equipment, software, circuits, and other facilities that we use to provide our services. For example, we purchase substantially all of our Internet telephony equipment from Cisco Systems. We may not be able to continue purchasing such equipment, software, network elements and other components from our vendors. We may be forced to try to renegotiate terms with vendors for products or services that have become obsolete. Some vendors may be unwilling to renegotiate such contracts. If we become unable to purchase the software and equipment needed to maintain and expand our network or customer service applications, we may not be able to continue to provide services and we may consequently be unable to generate the revenues to become profitable.

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

Local Communications Service Providers. We maintain relationships with local communications service providers in many countries, some of whom own the equipment that translates calls from traditional voice networks to the Internet, and vice versa. We rely upon these third parties both to provide lines over which we complete calls and to increase their capacity when necessary as the volume of our traffic increases. There is a risk that these third parties may be slow, or fail, to provide lines, which would affect our ability to complete calls to those destinations. We may not be able to continue our relationships with these local service providers on acceptable terms, if at all. Because we rely upon entering into relationships with local service providers to expand into additional countries, we may not be able to increase the number of countries to which we provide service. We also may not be able to enter into relationships with enough overseas local service providers to handle increases in the volume of calls that we receive from our customers. Finally, any technical difficulties that these providers suffer, or difficulties in their relationships with companies that manage the public switched telephone network, could affect our ability to transmit calls to the countries that those providers help serve.

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

Distributors of prepaid calling cards to retail outlets.  We make arrangements with distributors to market and sell prepaid calling cards to retail outlets.  In some cases, we rely on these distributors to print cards, prepare marketing material, activate accounts, track usage and other data, and remit payments collected from retailers.  There is a risk that distributors will not properly perform these responsibilities, comply with applicable legal requirements, or pay us monies when due. We may not have adequate contractual or credit protections against these risks.  In addition, because we were assigned certain relationships with distributors, there is a risk that we will be ineffective in our efforts to implement new systems, customer care and disclosure policies, and certain technical and business processes.  The result of any attendant difficulties may have a material impact on our business.

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

We may not be able to succeed in the intensely competitive market for prepaid calling services

Hundreds of providers offer call card products and services.  If we do not enter markets in which we can successfully compete, based on rates, fees, and surcharges, countries services, other product and service characteristics, or otherwise, our business could be materially adversely affected.

We are subject to downward pricing pressures on our wholesale international Internet telephony services and a continuing need to renegotiate overseas rates, which could delay or prevent our profitability.

As a result of numerous factors, including increased competition and global deregulation of telecommunications services, prices for international long distance calls have been decreasing. This downward trend of prices to end-users has caused us to lower the prices we charge communications service providers for call completion on our network. If this downward pricing pressure continues, we may not be able to offer Internet telephony services at costs lower than, or competitive with, the traditional voice network services with which we compete. Moreover, in order for us to lower our prices, we have to renegotiate rates with our overseas local service providers who complete calls for us. We may not be able to renegotiate these terms favorably enough, or fast enough, to allow us to continue to offer services in a particular country on a cost-effective basis. The continued downward pressure on prices and our failure to renegotiate favorable terms in a particular country would have a material adverse effect on our ability to operate our network and Internet telephony business profitably.

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

•   tax, consumer protection, telecommunications, and other laws;

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

We depend on certain personnel and may have difficulty attracting and retaining the skilled employees we need to execute our growth plans.

We depend heavily on our key management. Our future success will depend, in large part, on the continued service of our key management and technical personnel, including Ofer Gneezy, our President and Chief Executive Officer, Gordon VanderBrug, our Executive Vice President, Richard Tennant, our Chief Financial Officer, Paul Floyd, our Senior Vice President of Research & Development, Engineering, and Operations,  and Dan Powdermaker, our Senior Vice President of Worldwide Sales. If any of these individuals or others we employ are unable or unwilling to continue in their present positions, our business, financial condition and results of operations could suffer. We do not carry key person life insurance on our personnel. While each of the individuals named above has entered into an employment agreement with us, these agreements do not ensure their continued employment with us.

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

We have received letters and other indications suggesting that certain of our products and services may infringe patents or other intellectual property of other parties. To date, none of these has resulted in a material restriction on any use of our intellectual property or has had a material adverse impact on our business. We may be unaware of intellectual property rights of others that may, or may be claimed, to cover our technology. Current or future claims could result in costly litigation and divert the attention of management and key personnel from other business issues. The complexity of the technology involved and the uncertainty of intellectual property litigation increase these risks. Claims of intellectual property infringement also might require us to enter into costly royalty or license agreements to the extent necessary for the conduct of our business. However, we may be unable to obtain royalty or license agreements on terms acceptable to us or at all. We also may be subject to significant damages or an injunction against use of our proprietary or licenses systems. A successful claim of patent or other intellectual property infringement against us could materially adversely affect our business and profitability.

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

Historically, the sound quality of calls placed over the Internet was poor. As the Internet telephony industry has grown, sound quality has improved, but the technology may require further refinement. Additionally, as a result of the Internet’s capacity constraints, callers could experience delays, errors in transmissions or other interruptions in service. Transmitting telephone calls over the Internet, and other uses of the Internet, must also be accepted by customers as an alternative to traditional services. Because the Internet telephony market is evolving, predicting the size of these markets and their growth rate is difficult. If our market fails to develop, then we will be unable to grow our customer base and our results of operations will be materially adversely affected.

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

Our investments in commercial paper and debt instruments are subject to interest rate risk, but due to the short-term nature of these investments, interest rates would not have a material impact on their value at September 30, 2003. Our primary interest rate risk is the risk on borrowings under our 2002 line of credit agreements, which are subject to interest rates based on the bank’s prime rate. A change in the applicable interest rates would also affect the rate at which we could borrow funds or finance equipment purchases. All other debt, including capital lease obligations, are fixed rate debt.

We conduct our business in various regions of the world, but most of our revenues are denominated in U.S. dollars with the remaining being generally denominated in Euros or British pounds. Although most of our costs are U.S. dollar denominated, some of our costs are in Euros or British pounds which partially offsets our risk from revenues denominated in these currencies.

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, (the “Exchange Act”) as of the end of the period covered by this quarterly report. Based on the evaluation, our Chief Executive Officer and Chief financial Officer have concluded that our current disclosure controls and procedures are effective to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and are operating in an effective manner.

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

Item 6 - Exhibits and Reports on Form 8-K

(a)                  Exhibits:

10.1                           Fourth modification to the loan arrangement dated December 30, 2002, evidenced by, among other documents, a certain Loan and Security Agreement dated as of December 30, 2002 between iBasis, Inc., iBasis Global, Inc. and Silicon Valley Bank

31.1                           Certificate of iBasis, Inc. Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2                           Certificate of iBasis, Inc. Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1                           Certificate of iBasis, Inc. Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2                           Certificate of iBasis, Inc. Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)              Reports on Form 8-K:

On August 6, 2003, the Company filed a Form 8-K related to the press release regarding financial results for the three months ended June 30, 2003.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

iBasis, Inc.

November 14, 2003	By:	/s/ Richard Tennant
(date)		Richard Tennant
Vice President and Chief Financial Officer
(Authorized Officer and
Principal Accounting Officer)