Form 10-K
period 2003-12-31
IBASIS INC
filed 2004-03-01
CIK 1091756

Use these links to rapidly review the document
iBASIS, INC.

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

The aggregate market value of the registrant's common stock, $0.001 par value per share ("Common Stock"), held by non-affiliates of the registrant as of June 30, 2003 was approximately $50,991,000 based on 38,052,803 shares held by such non-affiliates at the closing price of a share of Common Stock of $1.34 as reported on the OTC Bulletin Board on such date. Affiliates of the Company (defined as officers, directors and owners of 10 percent or more of the outstanding share of Common Stock) owned 6,603,826 shares of Common Stock outstanding on such date. The number of outstanding shares of Common Stock of the Company on February 13, 2004 was 45,075,425.

DOCUMENTS INCORPORATED BY REFERENCE

 Portions of the Registrant's definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held on May 24, 2004, are incorporated by reference into Part III hereof. With the exception of the portions of such Proxy Statement expressly incorporated into this Annual Report on Form 10-K by reference, such Proxy Statement shall not be deemed filed as part of this Annual Report on Form 10-K.

iBASIS, INC.

FORM 10-K
For the Year Ended December 31, 2003

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

PART I

Item 1.    Business

Company Overview

We are an international telecommunications carrier that utilizes the Internet to provide economical international telecommunications services. Our continuing operations consist of our Voice-Over-Internet-Protocol ("VoIP") business. We offer wholesale services through our worldwide network to carriers, telephony resellers and others around the world by operating through various service agreements with local service providers in the United States, Europe, Asia, the Middle East, Latin America, Africa and Australia.

During the third quarter of 2003, we introduced our retail prepaid calling card services and have marketed such services primarily to ethnic communities within major domestic markets through distributors. Our entry into the retail prepaid calling card business is based on our strategy to leverage our existing international VoIP network with additional enhanced services that have the potential to deliver higher margins than our wholesale international telecommunications services. In addition, the retail prepaid calling card business typically has a faster cash collection cycle than wholesale international telecommunications services. While revenues for these services were not material in 2003, we expect that our prepaid calling card services will, in the future, become a significant portion of our revenues.

We have a history of operating losses and, as of December 31, 2003, our accumulated deficit was $412.2 million and our stockholders' deficit was $42.1 million and we used $3.2 million in cash from operations in 2003. These results are primarily attributable to the expenditures necessary to build our network and develop and expand our market. We have $67.9 million of debt obligations due within the next two years, including $25.2 million of 11 1/2% Senior Secured Notes due in January 2005 and $38.2 million of 5 3/4% Convertible Subordinated Debentures due in March 2005. (See Note 6 to our consolidated financial statements.) We believe that our forecasted financial performance in 2004 will generate sufficient revenues, earnings and cash flows to enable us to refinance this debt based on our understanding of current market conditions and comparable debt issues in our industry sector. Moreover, we are currently pursuing various alternatives including equity offerings, exchanging some portion, or all, of the debt with equity, and restructuring the debt with repayment terms that extend the maturity of our debt and are more favorable to us. However, in the event we fail to execute on our current plan, we experience events described in "Risk Factors," or that circumstances currently unknown or unforeseen by us arise, we may not succeed in re-capitalizing the Company, or be able to obtain additional funding to allow us to meet our debt obligations.

We were incorporated as a Delaware corporation in 1996. Our principal executive offices are located at 20 Second Avenue, in Burlington, Massachusetts and our telephone number is (781) 505-7500.

Industry Overview

Market Overview.    The international voice and fax traffic market is estimated to be worth more than US $50 billion. We believe that this market will continue to grow as countries around the world continue to deregulate their telecommunication markets, prices fall and underlying trends in migration and economic integration drive fundamental demand.

Global deregulation combined with rapid technological advances has enabled the emergence of many new communications service providers in dozens of local markets. In their efforts to remain competitive, national carriers are focusing their capital spending on "last-mile" services such as fixed-line, wireless, and cable that account for the most of their revenues. Consequently, communications service providers are looking for ways to expand their ability to serve all of their customers' telecoms needs, while simultaneously reducing the cost of providing international services. Increasingly, the world's carriers are seeking to outsource international voice traffic to efficient Voice over Internet Protocol or VoIP networks, such as The iBasis Network™, whose inherently lower infrastructure and transport costs improve a carrier's competitiveness and bottom line, without compromising service quality.

Emergence of Internet Telephony.    Although it has been possible to transmit VoIP since 1995, only recently has the technology improved such that phone-to-phone calls can be transmitted over data networks with quality nearly indistinguishable from that of traditional voice networks. International VoIP traffic has grown rapidly; according to industry analyst, TeleGeography, traffic grew from 5.9 billion minutes in 2000, to 10.1 billion in 2001, to 18.1 billion in 2002, and is forecast to reach 24 billion in 2003.

Unlike fixed-line telecommunication networks and managed IP networks, the Internet has many potential points of congestion where information, in the form of data packets, can be delayed or dropped. For non-real time communications, such as email for example, a slight delay in the receipt of a message is not significant. However, for real-time communications, such as telephone calls, the result of a delay in transmitting the call, or losing the call altogether, is significant. To minimize the risk of delays, or losing calls, over the Internet, we utilize complex and proprietary performance monitoring and call routing technology to ensure consistently high call completion and voice quality. We have developed patent-pending quality management technology that enables us to deliver call completion rates and average call durations (the standard metrics for measuring quality in telecommunications) that we believe are consistently equal to or better than those achieved by traditional fixed-line carriers.

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

Retail Prepaid Calling Card Services

Leveraging on our ability to provide wholesale Internet telephony and hosted billing services, we launched our retail prepaid calling card business in the U.S. in the third quarter of 2003. According to industry analyst Atlantic-ACM, the prepaid retail calling card market is forecasted to grow from approximately $3.5 billion in 2002 to more than $6 billion in 2003. We sell our retail prepaid calling card through established distributors to retail outlets in major metropolitan markets across the U.S. We have established a dedicated operation to sell and service our prepaid retail calling card services, which is led by an experienced industry executive. Typically, retail prepaid calling cards deliver gross margins that are substantially higher than in the wholesale Internet telephony business.

iBasis Services

iBasis wholesale international Internet telephony enables carriers and other communications service providers to outsource international voice and fax traffic, substantially lowering their transport and service support costs, without compromising quality. We provide our carrier customers access to The iBasis Network, our international Internet telephony network, through "Internet Central Offices" or "ICOs" and "Internet Branch Offices" or "IBOs" as described below under the section captioned "The iBasis Network." ICOs are strategically located in major telecommunications hubs in the U.S., Asia, and Europe. Our services provide the following key benefits to our customers:

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

Cost Effective Services.    Our call transport costs are lower because packet switching is more efficient than traditional circuit-switching. Because we use the Internet, rather than a private IP network, to deliver international voice traffic, we have greater infrastructure flexibility and lower costs than service providers that employ dedicated point-to-point connections. VoIP equipment is less costly and has lower facilities costs (due to its smaller physical footprint) than equivalent capacity circuit-switched equipment. We offer an open, scalable architecture that enables carriers and communications service providers to connect within a short period of time and without investment or special expertise. An additional advantage derives from our ability to bypass many of the international tariffs or settlement rates associated with some international traffic carried over circuit-switched voice networks, which produces additional cost savings. Our enhanced services—IP Call Card, ConnectPoint® Global Access—all build upon the underlying network to create cost effective value-added solutions for our customers.

Simple Value Propositions that Reduce Complexity and Solve Current Customer Problems.    In the current global telecom environment, carriers are spending money only on what is necessary for their immediate business plans. The iBasis service portfolio does not rely on expectations that customers will choose to begin and will be successful with new services. While some customers buy our routes individually, some customers give to iBasis all of their international traffic which they pick-up as a "byproduct" of their locally-focused operations. We help them do the "small but essential' job of terminating their international traffic—conveniently and effectively. Likewise, our customers find themselves with rapidly growing demand for prepay and audio-conferencing services where outsourcing to iBasis enables them to eliminate an old-technology audio-conferencing platform or to quickly create an option for customers to prepay while the market window still exists, all without expenditure of capital. ConnectPoint Global Access provides customers local access numbers in countries around the world, delivering traffic across our network to a central point(s). The service enables our customers' customers to easily access resources (such as an out-of-country call center) that would otherwise require an international long distance direct dial or an international toll free call. ConnectPoint saves our customers the time and cost of developing their own global arrangements for local access and transport to the central point(s).

The iBasis Network

The iBasis Network is our growing international network, over which we deliver large volumes of high quality international voice, fax and enhanced services at significant cost savings to our customers. iBasis transported approximately 3.5 billion minutes of traffic over our network in 2003, a traffic volume that would position iBasis among the ten largest carriers of international traffic in the world, based on global traffic statistics contained in the industry analyst publication TeleGeography 2003. As of December 31, 2003, we had Points of Presence—generally referred to as POPs—in 95 countries. POPs designate points where the iBasis network connects to local telephone networks for call origination or termination.

We have completed the deployment of our next generation switchless architecture, leveraging our existing Cisco AS5000 gateways and SC 2200 SS7 technology, as well as new patent-pending iBasis technology for quality management and advanced routing. Our Assured Quality Routing® and PathEngine™ technology enable ongoing monitoring of network quality and automatic selection of best quality routes based on near real-time performance data. The new architecture provides us with significant savings in operational costs and capital expense by eliminating the need for costly telecommunications switches and other equipment and connectivity in central offices. It also has enabled us to simplify provisioning, real-time route monitoring, and network management by decreasing the number of network components involved in carrying a call. The result for our customers is higher voice quality, call completion and call duration.

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

Internet Central Offices and Internet Branch Offices.    Our customers can interconnect with our network, at their cost, by connecting dedicated voice circuits from their facilities to one of our ICOs, which are strategically located in Amsterdam, Frankfurt, Hong Kong, London, Los Angeles, New York, Paris, and Tokyo. Alternatively, our customers may elect to install an iBasis IBO at their facilities. ICOs and IBOs receive calls directly from a local carrier's switched network. VoIP gateways in each ICO or IBO digitize, compress and packetize voice and fax calls and then transmit them over the Internet. At the destination, another ICO or IBO reverses the process and the call is switched back from the Internet to a local carrier's circuit-switched network in the destination country. Some of our customers and termination partners have their own VoIP gateway equipment—we generally interconnect with these customers and partners via the Internet. As this trend progresses, our already asset-effective business model gains further strength, as iBasis no longer bears all the cost of converting calls between traditional voice network and the Internet and dedicated physical circuit-switched interconnects are eliminated altogether.

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

Assured Quality Routing.    We have deployed a proprietary patent-pending system of tools—collectively known as, Assured Quality Routing to maintain high quality service over the Internet. AQR optimizes the quality of calls placed over The iBasis Network by integrating quality parameters into routing decisions. These parameters include measures of quality that are of direct importance to carriers including call duration, call completion and post-dial delay as well as underlying determinants of successful data transmission, namely packet loss, jitter and latency. AQR automatically reroutes traffic in anticipation of quality dropping below specific thresholds, sending subsequent calls through another Internet path, to an alternative terminating IP partner or to a circuit-switched backup vendor if necessary.

Global Network Operations Centers.    We manage our network and implement AQR through our network operations centers (NOCs). iBasis NOCs use leading network management tools from Hewlett-Packard and a number of other vendors, which are integrated with our AQR systems to enable us to monitor, test and diagnose all components of The iBasis Network. NOCs in Burlington, Massachusetts and Hong Kong are staffed by network and traffic engineers to provide expert coverage 7 days a week, 24 hours a day, 365 days of the year, and are equipped with:

  •
  tools that support the monitoring and analysis of various components of The iBasis Network to identify and address potential network problems before they affect our customers;

  •
  system redundancy, including power back-up; and

  •
  a help desk that allows us to respond quickly to our customer's needs and concerns.

Research and Development

Our research and development activities are primarily focused on developing, improving and expanding The iBasis Network. These activities include the development of specific tools for our networks, such as our patent-pending Assured Quality Routing and PathEngine technologies. In addition, our engineering personnel contribute to the support and operation of our global network operations centers, which oversee and coordinate the operation of our ICO's and IBO's. Research and development expenses were $13.4 million, $17.8 million and $23.9 million for 2003, 2002 and 2001, respectively.

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

The majority of traffic carried over The iBasis Network is from Tier 1 carriers. In 2003, Tier 1 carriers, the world's largest and most demanding carriers, accounted for 61 percent of our traffic. The ability to provide quality call completion consistently acceptable to Tier 1 carriers is of vital importance because these carriers control the vast majority of the world's retail traffic. Tier 1 carriers will continue to be a main area of focus for our sales force.

The proportion of our traffic originating from outside of the United States was 43% of total revenue and 41% of total traffic in 2003. Non-U.S. origination generally produces higher margins than US-originated traffic. As of December 31, 2003, iBasis provided services to more than 237 carriers worldwide and one carrier accounted for more than 10% of revenue in 2003. Only one carrier accounted for more than 10 percent of our revenue for 2002. For further discussion of our revenues related to significant customers and customers in other countries and other geographic information, refer to Notes 2 and 9 to our consolidated financial statements.

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

Increasingly, traffic flows are becoming reciprocal—formerly distinct customers and suppliers are becoming "trading-partners"—as deregulation and competition erode the distinction between the business models of our customers and suppliers. We expect continued growth in both size and profitability as this trend progresses and we further consolidate our position as a leading carrier that interconnects the world's local service providers.

We have put particular emphasis on our wholesale international long distance telephone service as our margins for calls originating from outside the U.S. are generally higher than for calls originated from the U.S. Deregulation and increased competition in the telecommunications industry has caused prices for long distance telephone service to steadily decline, particularly in the U.S. As a wholesale provider of long distance telephone services, our margins in this business reflect the effect of these lower prices. We attempt to offset the effect of these lower prices by negotiating lower costs from our call termination partners and by increasing the cost efficiency and utilization of our network. Our retail prepaid calling card services offer the potential to realize higher margins than our wholesale long distance telephone services. With our prepaid calling cards, we are able to charge per-minute rates that can exceed our wholesale long distance rates, as well as fees associated with the use of these prepaid calling cards.

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

Marketing Strategy.    We seek to attract termination partners as well as customers and consequently address our marketing efforts to both. Most retail origination is controlled by the largest (Tier 1) retail carriers. We believe that we have largely achieved our primary marketing objectives of awareness and acceptance among much of this customer segment, as evidenced by our penetration of these carriers, particularly in the United States, Western Europe and China. We will continue to reinforce our brand presence with this segment in 2004 to help increase our share of their international traffic. Also, we will concentrate on state-owned carriers, known as PTTs—in Asia and in developing economies generally—whom we view as natural customers. While we increasingly expect our customers to also be our termination partners, local circumstances in many countries still are such that we look to partner with ISPs, new Competitive Local Exchange Carriers (CLECs) and specialist termination providers. Unlike marketing to the well-known Tier 1 carriers, we actively identify and attract smaller termination partners in many countries, many of which are start-ups formed specifically to terminate international traffic. Our marketing plan includes public relations activity, outreach with industry analysts and the trade press, participation in industry trade shows and conferences, targeted mailings and a comprehensive Website. We expect our Web-based marketing efforts to continue to increase in prominence in attracting and qualifying leads.

Our sales and marketing strategy for our retail prepaid calling card business is to create relationships with established distributors in major urban markets in the U.S. Although we have initially concentrated our efforts on the U.S. market, we may introduce our retail prepaid calling card business in international markets in the future.

Strategic Technology Relationships

Strategic technology relationships are important because they give us early access to new technologies, a voice in vendors' development direction and because strategic partners engage with us in support of our sales and marketing programs.

Cisco Systems

Since its founding in 1996, we have maintained a strong, strategic technology and business relationship with Cisco Systems. The iBasis Network is the largest international Cisco Powered Network™ for Internet telephony. This designation means that The iBasis Network is built end-to-end with Cisco products and technologies, and meets a high standard of reliability and performance. As a Cisco Powered Network, we have enhanced access to Cisco technical resources and are able to more quickly deliver new capabilities and service features. We have regularly engaged in numerous early field trials of Cisco VoIP technologies, during which we gain experience with new features before they are available to the marketplace. We have also conducted joint sales and marketing activities with Cisco. Our management team regularly meets with Cisco executives at Cisco's Executive Briefing Center. We are a founding member of Cisco's Service Carrier Community, a program that helps connect us to potential business development opportunities with other VoIP carriers.

Competition

We compete in two markets: wholesale international long distance telephone services and retail prepaid calling card services. As described more completely in the section captioned "Risk Factors," the market for international long distance voice and fax call completion services is highly competitive. In the international long distance telephone business, we compete with other wholesale telecommunications carriers worldwide. Many of these carriers have more resources, longer operating histories and more established positions in the telecommunications marketplace, and, in some cases, have begun to develop Internet telephony capabilities. We also compete with smaller companies, including those that may be specialists in just one or two routes. We also compete against our customers' ability to carry traffic themselves, whereby either retail carriers develop their own international networks or interconnect with one another and exchange international traffic by "meeting" in a major telecoms hub, such as London. At present, we do not compete with cable operators, or local exchange carriers, such as the U.S. "Baby Bells". Also, at present, we do not compete with emerging retail VoIP carriers as most have not developed international networks. We compete principally on quality of service and price. In the overall international long distance market, which was approximately 180 billion minutes of phone calls in 2003, we were among the ten largest carriers with about 2% market share. In our specific subset of that market—international VoIP traffic, which is estimated at about 24 billion minutes in 2003, iBasis has approximately 15% market share.

In the retail prepaid calling card business, we compete with major telecommunications carriers, and many smaller telecommunications providers. As we have just recently introduced this service, many of our competitors have a longer operating history and a more established market presence in the retail prepaid calling card business than us. Also, many of these competitors have greater resources than us. The U.S. market for retail prepaid calling card services is currently estimated at over $4 billion per year.

Although the market for wholesale international traffic and retail prepaid calling card services is highly competitive and will almost certainly remain so, we believe that our brand-strength, customer base, established global distribution and patented ability to manage traffic across the (low-cost) Internet, while maintaining required quality, collectively represent a competitive advantage that will allow us to continue expanding both volumes and margins.

Government Regulation

As more fully described in the "Risk Factors" our business is subject to U.S. and foreign laws, which may include those relating to telecommunications.

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

While the FCC to date has maintained an informal policy that information service providers, including Internet telephony providers, are not telecommunications carriers for regulatory purposes, various entities have challenged this idea, both before the FCC and at various state government agencies. As a result, the FCC has held hearings and announced a Notice of Proposed Rulemaking. An adverse ruling could subject us to licensing requirements and additional fees and subsidies increasing the costs of providing our services.

The regulatory treatment of Internet Telephony and other iBasis services varies widely among other countries and is subject to constant change. Until recently, most countries did not have regulations addressing Internet Telephony or other VoIP services such as calling cards, in some cases classifying these services as unregulated services. As the Internet telephony market has grown and matured, increasing numbers of regulators have begun to reconsider whether to regulate Internet telephony and other VoIP services. Some countries currently impose little or no regulation on Internet telephony or VoIP services. Conversely, other countries that prohibit or limit competition for traditional voice telephony services generally do not permit Internet telephony or VoIP services or strictly limit the terms under which such services may be provided. Still other countries regulate Internet telephony and VoIP services like traditional voice telephony services, requiring Internet telephony companies to obtain licenses, incorporate local subsidiaries, make universal service contributions and pay other taxes.

We have advocated and supported deregulation for free and open market competition in a variety of countries.

Intellectual Property

We regard our copyrights, service marks, trademarks, trade dress, trade secrets, patents, patent applications and similar intellectual property as critical to our success and we rely on trademark and copyright law, trade secret protection and confidentiality and/or license agreements with out employees, customers, partners, and others to protect our proprietary rights. Our policy is to patent the technology, inventions and improvements that we consider important to the development of our business. As of January 28, 2004, we had five pending United States patent applications for The iBasis Network and other inventions related to our business. We pursue the registration of our trademarks and service marks in the United States and overseas. As of January 28, 2004, we have been granted trademark registration for the marks iBasis, Assured Quality Routing, and ConnectPoint in the United States, and iBasis in the European community, and have pending registration applications for other service marks. We also rely on trade secrets, technical know-how and continuing innovation to develop and maintain our competitive position. We have granted licenses in the ordinary course of business for occasional use of the company's name, logo, trademarks and/or servicemarks to certain marketing partners pursuant to joint marketing and/or other agreements. Likewise, we have been granted certain licenses for use in the ordinary course of business.

Employees

As of December 31, 2003, we employed 210 people. Our employees are not represented by a labor union and we consider our relations with our employees to be good.

Geographic Areas

For financial information about geographic areas, including information about revenues and long-lived assets, see Note 9, "Segment and Geographic Information" to our Consolidated Financial Statements.

Item 2.    Properties

We lease the following facilities:

Location	Square Footage	Expiration of Lease	Facility Use
Burlington, MA	50,504	April 2005	Office space and a global network operations center
New York, NY	11,654	Various, 2008-2010	House telecommunications equipment
Miami, FL	10,500	February 2010	Vacant
Los Angeles, CA	3,156	April 2008	House telecommunications equipment
Hong Kong	576	March 2005	House telecommunications equipment

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

The complaints are similar to each other and to hundreds of other complaints filed against other issuers and their underwriters, and allege violations of the Securities Act of 1933 and the Securities Exchange Act of 1934 primarily based on the assertion that there was undisclosed compensation received by our underwriters in connection with our public offerings. The plaintiffs are seeking an as-yet undetermined amount of monetary damages in relation to these claims. On September 4, 2001, the cases against iBasis were consolidated. On October 9, 2002, the individual defendants were dismissed from the litigation by stipulation and without prejudice. We believe that iBasis and the individual defendants have meritorious defenses to the claims made in the complaints and we intend to contest the lawsuits vigorously. Nevertheless, in deciding to pursue settlement, we considered, among other factors, the substantial costs and the diversion of our management's attention and resources that would be required by litigation. We cannot assure you that the settlement will be finalized, or that we will be fully covered by collateral or related claims from underwriters, and that we would be successful in resulting litigation. In addition, even though we have insurance and contractual protections that could cover some or all of the potential damages in these cases, or amounts that we might have to pay in settlement of these cases, an adverse resolution of one or more of these lawsuits could have a material adverse affect on our financial position and results of operations in the period in which the lawsuits are resolved. We are not presently able to estimate potential losses, if any, related to the lawsuits.

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

Item 4.    Submission of Matters to a Vote of Security Holders

At a Special Meeting of Shareholders held on February 18, 2004, shareholders voted to give the iBasis board of directors authority to effect a reverse split of the Company's common stock. The results of the vote were as follows:

FOR	40,085,805
AGAINST	1,591,809
ABSTAIN	91,178

The affirmative vote by shareholders permits the iBasis board of directors to choose to effect a reverse stock split of the Company's common stock at a ratio of between one-and-a-half for one (1.5:1) and five for one (5:1). Alternatively, the board may choose not to affect such a split.

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

	High	Low
Fiscal 2003:
First Quarter	$0.54	$0.38
Second Quarter	1.37	0.38
Third Quarter	1.92	0.88
Fourth Quarter	1.96	1.27
Fiscal 2002:
First Quarter	$1.78	$0.71
Second Quarter	1.10	0.31
Third Quarter	0.65	0.22
Fourth Quarter	0.55	0.20

Holders

As of February 13, 2004, there were 235 stockholders of record. This does not reflect persons or entities who hold their stock in nominee or "street" name through various brokerage firms.

Dividends

We have never declared or paid cash dividends on our common stock. Our existing financing arrangements place restrictions on our ability to pay cash dividends. We intend to retain all future earnings to finance future growth, and, therefore, we do not anticipate paying any cash dividends in the foreseeable future.

Item 6.    Selected Financial Data

The following historical selected financial information of iBasis has been derived from, and should be read in conjunction with, the consolidated financial statements and related notes included elsewhere in this document.

During July 2002, we sold our Speech Solutions Business. Accordingly, the Consolidated Statements of Operations have been reclassified to present the results of the Speech Solutions Business separately from continuing operations as discontinued operations.

	Year Ended December 31,
	2003	2002	2001	2000	1999
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Net revenue	$178,159	$164,942	$110,180	$61,218	$19,417
Cost and operating expenses:
Data communications and telecommunications (excluding depreciation and amortization)	152,853	142,847	102,320	60,594	21,007
Research and development	13,387	17,781	23,939	15,168	6,183
Selling and marketing	7,513	11,279	20,323	19,352	5,568
General and administrative	7,665	24,186	25,563	18,596	5,111
Depreciation and amortization	20,065	31,871	32,364	15,718	2,997
Non-cash stock-based compensation	86	967	1,368	1,061	198
Loss on sale of messaging business	—	2,066	—	—	—
Restructuring costs	—	5,536	51,834	—	—
(Gain) loss on disposal of property and equipment	—	—	—	—	(15)

Total cost and operating expenses	201,569	236,533	257,711	130,489	41,049

Operating loss	(23,410)	(71,591)	(147,531)	(69,271)	(21,632)
Interest income	161	1,290	9,169	19,824	1,329
Interest expense	(3,967)	(11,608)	(16,518)	(12,844)	(836)
Gain on bond repurchases and exchanges	16,615	25,790	14,549	—	—
Other (expense), income net	(337)	(382)	(587)	—	3
Minority interest in loss of joint venture	—	—	—	—	49

Loss from continuing operations	(10,938)	(56,501)	(140,918)	(62,291)	(21,087)
Income (loss) from discontinued operations	1,251	(65,222)	(49,771)	—	—

Net loss	(9,687)	(121,723)	(190,689)	(62,291)	(21,087)
Accretion of dividends on redeemable convertible preferred stock	—	—	—	—	(1,020)

Net loss applicable to common stockholders	$(9,687)	$(121,723)	$(190,689)	$(62,291)	$(22,107)

Pro forma net loss applicable to common stockholders					$(21,087)

Basic and diluted net loss per share:
Loss from continuing operations	$(0.24)	$(1.25)	$(3.30)	$(1.85)	$(2.29)
Income (loss) from discontinued operations	0.03	(1.45)	(1.17)	—	—

Basic and diluted net loss per share	$(0.21)	$(2.70)	$(4.47)	$(1.85)	$(2.29)

Basic and diluted weighted average common shares outstanding (1)	44,696	45,164	42,645	33,612	9,655

Pro forma basic and diluted net loss per share (1)(2)					$(0.89)

Pro forma basic and diluted weighted average common shares outstanding (1)(2)					23,678

	2003	2002	2001	2000	1999
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents, restricted cash and marketable securities	$17,270	$32,317	$118,690	$300,327	$123,666
Working capital	3,264	21,906	155,509	258,513	27,915
Total assets	67,538	98,524	328,825	447,818	153,473
Long term debt, net of current portion	65,829	93,590	171,343	190,880	11,689
Total stockholders' (deficit) equity	(42,108)	(33,972)	86,717	206,896	126,904

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

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This annual report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. This Act provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements other than statements of historical fact made in this annual report are forward looking. In particular, the statements herein regarding industry prospects and future results of operations or financial position are forward-looking statements. Forward-looking statements reflect management's current expectations and are inherently uncertain iBasis's actual results may differ significantly from management's expectations. We disclaim any duty to update any forward-looking statements, all of which should be read in conjunction with the "Risk Factors" section of this annual report.

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

During 2003, many major telecommunications carriers announced plans to deploy VoIP technology in their networks, to migrate their traffic to VoIP, and to introduce VoIP-based services to their retail customers. In addition, new providers of retail telephony services based on VoIP emerged during 2003. We believe this trend may have a positive impact on our business in the future by lowering the level of capital investment required for our network and potentially positioning us to receive a larger volume of international traffic in the future. Telephone calls that enter The iBasis Network as traditional Public Switched Telecommunications Network ("PSTN") calls must be converted into Internet protocol (IP) for transport through our VoIP infrastructure and over the public Internet. In contrast, telephone calls that enter our network already in the form of IP do not require conversion from traditional PSTN to IP through a VoIP gateway. Thus, VoIP-based traffic we receive require a lower capital investment in our network. These major carriers have initially focused their VoIP plans on their U.S. networks, rather than their international network. We believe that it may be more economical for these major carriers to send their VoIP-based international traffic to our network rather than making the capital investment necessary in their international network infrastructure. Many of the new providers of VoIP-based telephony services do not have an international infrastructure in place and, similarly, we believe it may be more economical for these emerging carriers to send their VoIP-based international traffic to us.

During the third quarter of 2003, we introduced our retail prepaid calling card services and have marketed such services primarily to ethnic communities within major domestic markets through distributors. Our entry into the retail prepaid calling card business is based on our strategy to leverage our existing international VoIP network with additional services that have the potential to deliver higher margins than our wholesale international telecommunications services. In addition, the retail prepaid calling card business typically has a faster cash collection cycle than wholesale international telecommunications services. While revenues for these services were not material in 2003, we expect that our prepaid calling card services will, in the future, become a significant portion of our revenues.

We have a history of operating losses and, as of December 31, 2003, our accumulated deficit was $412.2 million and our stockholders' deficit was $42.1 million and we used $3.2 million in cash from operations in 2003. These results are primarily attributable to the expenditures necessary to build our network and develop and expand our market. We have $67.9 million of debt obligations due within the next two years, including $25.2 million of 11 1/2% Senior Secured Notes due in January 2005 and $38.2 million of 5 3/4% Convertible Subordinated Debentures due in March 2005.

Beginning in 2001, we have taken a series of actions to reduce operating expenses, restructure our operations, reduce outstanding debt and provide additional liquidity. Such actions primarily included:

  •
  reductions in workforce,

  •
  consolidation of Internet central offices,

  •
  sale of our previous messaging business,

  •
  sale of the assets associated with our previous Speech Solutions business,

  •
  settlement of certain capital lease agreements,

  •
  repurchase of a portion of the Company's 5 3/4% Convertible Subordinated Notes for cash,

  •
  exchange of a portion of the Company's 5 3/4% Convertible Subordinated Notes for new 11 1/2% Senior Secured Notes and warrants to purchase common stock, and

  •
  establishment of a new credit facility with a bank.

We have reported our Speech Solutions Business, which was sold during July 2002, as a discontinued operation within the statement of operations for the years ended December 31, 2003, 2002 and 2001 under the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long Lived Assets."

During 2002 and 2001, we recognized a gain of $25.8 and $14.5 million, in connection with the early termination of $40.6 million and $20.9 million, of our 5 3/4% Convertible Subordinated Notes, respectively.

During 2003, we entered into agreements with principal holders of our 5 3/4% Convertible Subordinated Notes which resulted in the retirement of $50.4 million of such notes in exchange for new debt instruments at 50% of the face value of the retired notes. Under the terms of the agreement, the holders of the retired notes received $25.2 million of new, 11 1/2% Senior Secured Notes and warrants to purchase 4,915,416 shares of our common stock. Each warrant has an exercise price of $0.65 per share and an exercise term of five years. The 11 1/2% Senior Secured Notes mature on January 15, 2005 and share in a second priority lien on our assets and are subordinated to our bank revolving line of credit.

Management continues to implement plans to control operating expenses and capital expenditures, as well as to monitor and manage accounts payable and accounts receivable and restructure existing debt to enhance cash flow.

Management's plans also include:

  •
  aggressive management of credit risk,

  •
  monitoring and reduction of capital expenditures,

  •
  monitoring and reduction of selling, general and administrative expenses,

  •
  offsetting of accounts receivable and accounts payable balances with carriers,

  •
  reduction in circuit costs reflecting efforts to further improve network operations and make it more cost efficient,

  •
  use of our new switchless architecture which eliminates the need for costly telecommunications switches and other equipment, and

  •
  explore refinancing alternatives in connection with our Senior Secured Notes dues in January 2005 as well as our Convertible Subordinated Notes due in March 2005.

As a result of our restructuring programs and our continued focus on controlling expenses, our research and development, selling and marketing and general and administrative expenses, in total, declined to $28.6 million for 2003 from $53.2 million for 2002. In addition, our data communications and telecommunications costs have declined to 85.8% of net revenue for 2003 from 86.6% of net revenue for 2002.

We expect to be able to achieve profitability in 2004 through a combination of the following:

  •
  leveraging our international VoIP network to attract additional traffic from major telecommunications carriers that have announced plans to introduce VoIP technology,

  •
  growing our recently introduced retail prepaid calling card service, which we believe will have a favorable effect on our margins and cash flow,

  •
  increasing the efficiency and utilization of our network to lower our data communications and telecommunications expenses and minimize capital expenditures, and

  •
  continuing to maintain tight control on operating expenses.

We anticipate that the December 31, 2003 balance of $17.3 million in cash and cash equivalents will be sufficient to fund our operations for the next twelve months. We are currently focused on re-capitalizing the Company, particularly with respect to the $25.2 million of 11 1/2% Senior Secured Notes, which mature in January 2005, and the $38.2 million of 5 3/4% Convertible Subordinated Notes, which mature in March 2005. We believe that our forecasted financial performance in 2004 will generate sufficient revenues, earnings and cash flows to enable us to refinance this debt based on our understanding of current market conditions and comparable debt issues in our industry sector. Moreover, we are currently pursuing various alternatives including equity offerings, exchanging some portion, or all, of the debt with equity, and restructuring the debt with repayment terms that extend the maturity of our debt and are more favorable to us. However, in the event we fail to execute on our current plan, we experience events described in "Risk Factors," or that circumstances currently unknown or unforeseen by us arise, we may not succeed in re-capitalizing the Company, or be able to obtain additional funding to allow us to meet our debt obligations.

Critical Accounting Policies

Revenue Recognition.    For our wholesale business, our revenue transactions are derived from the resale of international minutes of calling time. We recognize revenue in the period the service is provided, net of revenue reserves for potential billing disputes. Such disputes can result from disagreements with customers regarding the duration, destination or rates charged for each call. For our retail prepaid calling card business, revenue is deferred upon activation of the cards and is recognized as the prepaid calling card balances are reduced based upon minute usage and service charges. Revenue from both the resale of minutes as well as the usage of the prepaid calling cards is recognized when all of the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the seller's price to the buyer is fixed or determinable and collectability is reasonably assured.

Increased competition from other providers of telephony services and greater expansion into new markets, such as prepaid calling services could materially adversely affect revenue in future periods. The loss of a major customer could have a material adverse affect on our business, financial condition, operating results, cash flows and future prospects.

Allowance for Doubtful Accounts.    We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and the customer's current credit worthiness, as determined by our review of their current credit information. We continuously monitor collections and payments from our customers and maintain a provision for estimated credit losses. The allowance for doubtful accounts is based on our assessment of the collectibility of specific customer accounts. In the event that we become aware of deterioration in a particular customer's financial condition, we perform a review to determine if additional provisions for doubtful accounts are required. We have been able to mitigate our credit risk by using reciprocal arrangements with customers, who are also iBasis' suppliers, to offset our outstanding receivables. A majority of our accounts receivable are from international carriers. A significant change in the liquidity or financial position of our customers, or a change in the telecommunications industry, could have a material adverse impact on the collectability of our accounts receivables and our future operating results.

Impairment of Long Lived Assets.    Our long lived assets consist primarily of property and equipment. We have assessed the realizability of these assets and determined that there was no asset impairment as of December 31, 2003 for these assets. Any future impairment would not impact cash flow but would result in an additional charge in our statement of operations.

Long term investment in non-marketable security.    Our long term investment in a non-marketable security represents an equity investment in a privately-held company that was made in connection with a round of financing with other third-party investors. As our investment does not permit us to exert significant influence or control over the entity in which we have invested, the recorded amount represents our cost of the investment less any adjustments we make when we determine that an investment's carrying value is other-than-temporarily impaired.

The process of assessing whether the equity investment's net realizable value is less than its carrying cost requires a significant amount of judgment due to the lack of a mature and stable public market for investments of this type. In making this judgment, we carefully considered the investee's most recent financial results, cash position, recent cash flow data, projected cash flows (both short and long-term), financing needs, recent financing rounds, most recent valuation data, the current investing environment, management or ownership changes, and competition. This valuation process is based primarily on information that we request, receive and discuss with the investees' management on a quarterly basis.

We consider our equity investment to be other than temporarily impaired if, as of the end of any quarter, we believe that the carrying value of the investment is greater than the estimated fair value. Such evaluation is performed on a quarterly basis. Based on our evaluation as of December 31, 2003, we have not been made aware of any additional facts or circumstances from our last evaluation that would lead us to believe that an other than temporary impairment of our investment has occurred. However, if the privately-held company, in which we have an investment, fails to achieve its future operating plan, or fails to obtain financing as required, our investment may become, in a future period, other than temporarily impaired. Any future impairment would not impact cash flow but would result in an additional charge in our statement of operations.

In addition, estimates of fair values and the ultimate net realizable value of these type of investments is very subjective and is based on the investing environment and other factors that are outside of our control and therefore could lead to a significant charge in our reported result in any quarter in which we determine that the carrying value of the investment exceeds its estimated net realizable value.

Restructuring Charges.    During 2002 and 2001, we recorded significant charges to operations in connection with our restructuring programs. The related reserves reflect estimates, including those pertaining to severance costs and facility exit costs. We reassess the reserve requirements to complete each restructuring program at the end of each reporting period. Actual experience may be different from these estimates. We had no restructuring charges in 2003.

Results from Continuing Operations

The following table sets forth for the periods indicated the principal items included in the Consolidated Statements of Operations as percentages of net revenue.

	Year Ended December 31,
	2003	2002	2001
Net revenue	100.0%	100.0%	100.0%
Costs and operating expenses:
Data communications and telecommunications	85.8	86.6	92.9
Research and development	7.5	10.8	21.7
Selling and marketing	4.2	6.8	18.4
General and administrative	4.3	14.6	23.3
Depreciation and amortization	11.3	19.3	29.4
Non-cash stock-based compensation	—	0.6	1.2
Loss on sale of messaging business	—	1.3	—
Restructuring costs	—	3.4	47.0
Total costs and operating expenses	113.1	143.4	233.9
Loss from operations	(13.1)	(43.4)	(133.9)
Interest income	0.1	0.8	8.3
Interest expense	(2.2)	(7.1)	(15.0)
Gains on bond repurchases and exchanges	9.3	15.6	13.2
Other expenses, net	(0.2)	(0.2)	(0.5)
Loss from continuing operations	(6.1)	(34.3)	(127.9)
Loss (income) from discontinued operations	0.7	(39.5)	(45.2)
Net loss	(5.4)%	(73.8)%	(173.1)%

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

Net revenue.    Our primary source of revenue is fees that we charge customers for completing voice and fax calls over our network. Revenue is dependent on the volume of voice and fax traffic carried over the network, which is measured in minutes. We charge our customers fees, per minute of traffic, that are dependent on the length and destination of the call and recognize this revenue in the period in which the call is completed.

During the third quarter of 2003, we introduced our retail prepaid calling card services and have marketed such services primarily to ethnic communities within major domestic markets through distributors. While revenue for these services were not material for 2003, we expect that our prepaid calling card services will, in the future, become a significant portion of our revenues.

Our net revenue increased by approximately $13.3 million to $178.2 million for 2003 from $164.9 million for 2002. While traffic carried over our network increased to 3.5 billion minutes for 2003 from 2.6 billion minutes for 2002, such increase was partially offset by the decline in the average revenue per minute. The average revenue per minute was 5.1 cents per minute in 2003 compared to 6.4 cents per minute in 2002. The long distance telecommunications industry has been experiencing declining prices in recent years, due to the effects of deregulation and increased competition. In addition, our average revenue per minute can fluctuate from period to period as a result of shifts in traffic over our network to higher priced, or lower priced, destinations.

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

Data communications and telecommunications expenses increased by $10.0 million to $152.9 million for 2003 from $142.9 million for 2002. The increase in data communications and telecommunications expense was primarily driven by the increase in traffic, as discussed above, offset by a decline in the average rate per minute and a reduction in our circuit costs. The largest component of this expense, termination costs, increased $15.4 million, or 11.7%, to $147.2 million for 2003 from $131.8 million for 2002 while circuit costs decreased $5.3 million, or 48.4%, to $5.7 million for 2003 from $11.0 million for 2002. The decrease in circuit costs was due to our efforts to further improve our network operations and make it more cost efficient. We achieved cost savings by renegotiating prices with vendors and service provider partners, entering into more variable rather than fixed cost arrangements, reducing the number of service providers, conducting extensive studies of our circuit needs and eliminating under-utilized circuits by re-engineering more cost-effective solutions. As a percentage of net revenue, data communications and telecommunications expenses decreased to 85.8% for 2003 from 86.6% for 2002. We expect data communications and telecommunications expenses to continue to decrease slightly as a percentage of net revenue as we further increase utilization and efficiency of our network and achieve economies of scale.

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

Research and development expenses decreased by $4.4 million to $13.4 million for 2003 from $17.8 million for 2002. The decrease in expenses reflect the effect of our 2002 restructuring program, which included the consolidation of our Internet central offices and a workforce reduction of 19 engineers, as well as our on-going efforts to improve the operations of The iBasis Network. As a result, third-party network maintenance costs declined by $2.1 million and personnel-related costs declined by $2.3 million. As a percentage of net revenue, research and development expenses decreased to 7.5% for 2003 from 10.8% for 2002. We expect that research and development expenses will remain relatively level for the near future and continue to decrease as a percentage of net revenue.

Selling and marketing expenses.    Selling and marketing expenses include expenses relating to the salaries, payroll taxes, benefits and commissions that we pay for sales personnel and the expenses associated with the development and implementation of our promotion and marketing campaigns. Selling and marketing expenses decreased by $3.8 million, or 33.4%, to $7.5 million for 2003 from $11.3 million for 2002. The decrease in expenses reflects the effect of our 2002 restructuring program, which included a workforce reduction of 10 sales and marketing personnel. As a result, personnel-related costs, including sales commissions, declined by $3.4 million and travel expenses declined by $0.7 million. As a percentage of net revenue, selling and marketing expenses decreased to 4.2% for 2003 from 6.8% for 2002. We anticipate that selling and marketing expenses will remain relatively level for the near future and will continue to decrease as a percentage of net revenue.

General and administrative expenses.    General and administrative expenses include salary, payroll taxes and benefits and related costs for general corporate functions, including executive management, finance and administration, legal and regulatory, facilities, information technology and human resources. General and administrative expenses decreased by $16.5 million, or 68.3%, to $7.7 million for 2003 from $24.2 million for 2002. During 2003, we recognized a $0.8 million expense for potentially uncollectible customer accounts compared to $10.0 million in 2002. In addition, during 2003, we had a bad debt recovery of $4.3 million, resulting from the collection of a previously reserved customer receivable balance, which was recorded as a credit in the 2003 statement of operations. As a percentage of net revenue, general and administrative expenses decreased to 4.3% for 2003 from 14.6% for 2002. Excluding the above-mentioned collection of a previously reserved receivable balance, general and administrative expenses decreased to 6.5% of net revenue for 2003. We expect general and administrative expenses will remain relatively level for the near future and will continue to decrease as a percentage of revenues. Any additional collections of previously reserved receivables will also be recorded as a decrease in general and administrative expenses in the period of such collections.

Depreciation and amortization expenses.    Depreciation and amortization expenses decreased by $11.8 million, or 37.0%, to $20.1 million for 2003 from $31.9 million for 2002. This decrease was largely due to the $28.5 million reduction in historical cost value of our network equipment due to our agreement to settle the majority of our capital lease obligations with our primary equipment vendor in August 2002, the write-off of property and equipment as a part of our restructuring plans that were executed in 2002 as well as the end of the useful lives of certain networking equipment. As a percentage of net revenue, depreciation and amortization expenses decreased to 11.3% for 2003 from 19.3% for 2002. We expect depreciation and amortization expenses to continue to decrease in the near future, in both absolute dollars and as a percentage of net revenue.

Non-cash stock—based compensation.    Non-cash stock-based compensation represents compensation expense recorded in connection with the grant of stock options to our employees with exercise prices less than the fair value of our common stock at the respective dates of grant. Such grants were either made prior to our initial public stock offering or were assumed in connection with our acquisition of PriceInteractive, Inc. in 2001, and were expensed over the vesting periods of the options granted. The decrease in non-cash stock-based compensation to $0.1 million in 2003 from $1.0 million in 2002 was due to the expiration of certain option agreements issued in connection with acquisition of PriceInteractive, Inc. in 2001, as well as our stock option exchange program which was completed in December 2002.

Loss on disposal of messaging business.    In March 2002, we sold our messaging line of business to Call Sciences, an enhanced communications service provider. During 2002, we recognized a loss on the sale of $2.1 million, net of the royalty stream.

Restructuring and other non-recurring costs.    During 2002, we announced cost reduction measures and recorded a net charge of approximately $5.5 million in the statement of operations in 2002. The charge included the write off of leasehold improvements as well as termination costs for the Miami facility space and telecommunication circuits and employee severance costs. We did not have any restructuring charges in 2003.

The components of the restructuring charge were as follows:

(in thousands)
Write-off of property and equipment	$2,427
Termination of contractual obligations	2,794
Employee severance costs	750
Less: Change in estimate of 2001 restructuring costs	(435)

Total	$5,536

Interest income.    Interest income is primarily composed of income earned on our cash and cash equivalents and marketable securities. Interest income decreased by $1.1 million, or 87.5%, to $0.2 million in 2003 from $1.3 million in 2002. The decrease is primarily a result of our average cash balance during the period, including marketable securities, declining by approximately 70% in 2003 compared to 2002. In addition, lower average interest rates in 2003, compared to 2002, contributed to the decline in interest income. We anticipate that interest income will remain relatively level for the near future.

Interest expense.    Interest expense is primarily composed of interest paid on the 5 3/4% Convertible Subordinated Notes and various capital lease agreements established to finance a substantial majority of the hardware and software components of our network. Interest expense decreased by $7.6 million, or 65.8%, to $4.0 million in 2003 from $11.6 million in 2002. This decrease was attributable to reduced interest paid on capital equipment financing, the impact in 2003 of both the early termination of $40.6 million of our 5 3/4% Convertible Subordinated Notes throughout 2002 and the early termination of $50.8 million of our capital lease obligations in August 2002. Our interest expense was also reduced as a result of the exchange of $50.4 million of our 5 3/4% Convertible Subordinated Notes for $25.2 million of new 11 1/2% Senior Secured Notes during 2003.

In accordance with SFAS No. 15, "Accounting by Debtors and Creditors Regarding Troubled Debt Restructuring," we recorded a gain on the exchange of approximately $16.6 million during 2003. SFAS No. 15 requires that the gain on the exchange be recorded net of the future payments on the new 11 1/2% Senior Secured Notes, the fair value of the warrants issued, the write off of the net book value of the deferred financing costs originally capitalized with the issuance of the 5 3/4% Convertible Subordinated Notes and any other fees or costs. While our future cash flows relating to interest payments will not be affected by the exchange, our future statements of operations will show a reduction of interest expense due to the inclusion of the interest payments on the Senior Secured Notes within the gain. We expect interest expense to continue to decrease in the near term.

Gain on bond repurchases and exchanges.    During 2003, we entered into agreements with principal holders of our 5 3/4% Convertible Subordinated Notes which resulted in the retirement of $50.4 million of such notes in exchange for new debt instruments at 50% of the face value of the retired notes. Under the terms of the agreement, the holders of the retired notes received $25.2 million of new 11 1/2% Senior Secured Notes and warrants for 4,915,416 shares of our Common Stock. Each warrant has an initial exercise price of $0.65 per share and is exercisable over a five-year term. The 11 1/2% Senior Secured Notes, which mature on January 15, 2005, share in a second priority lien on our assets and are subordinated to our bank revolving line of credit.

The gain we recognized in 2003 was calculated as follows:

2003
(in thousands)
Face value of surrendered 5 3/4% Convertible Subordinated Notes	$50,350
Less: Face value of issued 11 1/2% Senior Secured Notes	(25,175)
Future interest payments on 11 1/2% Senior Secured Notes	(5,527)
Fair value of warrants issued	(1,375)
Reduction of deferred debt financing costs	(723)
Professional fees	(935)

Gain	$16,615

During 2002, we repurchased a portion of our outstanding 5 3/4% Convertible Subordinated Notes and recorded gains. The gains were calculated as follows:

2002
(in thousands)
Carrying value of repurchased Notes	$40,588
Less: Cost of repurchase of Notes	(13,993)
Write-off of deferred debt financing costs	(805)

Gain	$25,790

Other expenses, net.    Other expenses, net were $0.3 million and $0.4 million in 2003 and 2002, respectively, and relate mostly to state excise and franchise taxes.

Loss from continuing operations.    Our loss from continuing operations was $10.9 million and $56.5 million for 2003 and 2002, respectively. The reduction in the loss from continuing operations in 2003 was primarily a result of substantially lower costs and operating expenses as a percentage of net revenue. As a result of our restructuring programs and our continued focus on controlling expenses, our research and development, selling and marketing and general and administrative expenses, in total, declined to $28.6 million for 2003 from $53.2 million for 2002. In addition, our data communications and telecommunications costs have declined to 85.8% of net revenue for 2003 from 86.6% of net revenue for 2002.

Income (loss) from discontinued operations.    On July 15, 2002, we completed the sale of substantially all the assets of our Speech Solutions Business for $18.5 million in cash ($1.5 million of this amount is in escrow). The loss from discontinued operations of $65.2 million in 2002 represents the operating loss of the Speech Solutions Business for 2002. In the fourth quarter of 2003, we recognized additional consideration of $1.3 million for an earn-out payment based on the achievement of certain 2003 revenue-based milestones associated with our former Speech Solutions Business. The cash payment associated with the earn-out was $1.0 million and was received in February 2004.

Income Taxes.    We have not recorded an income tax benefit for the loss associated with our operating losses as it is more likely than not that these benefits will not be realized.

Net loss.    The net loss for 2003 was $9.7 million, or $0.21 per share, compared to a net loss of $121.7 million, or $2.70 per share, for 2002. In 2003, income from discontinued operations was $1.3 million. The net loss of $121.7 million in 2002 included a loss from discontinued operations of $65.2 million. The net loss from continuing operations in 2003 was $10.9 million, which was $45.6 million lower than 2002. In total, our research and development, selling and marketing, and general and administrative expenses declined $24.6 million to $28.6 million in 2003 compared to $53.2 million in 2002. The reduction in these expenses reflects the effect of our 2001 and 2002 restructuring programs, as well as our continuing focus on reducing costs. In addition, depreciation and amortization decreased $11.8 million and interest expense declined $7.6 million in 2003 compared to 2002.

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

Net revenue.    Our net revenue increased by approximately $54.7 million to $164.9 million for 2002 from $110.2 million for 2001. The increase in revenue from 2001 was the result of an increase in traffic carried over our network to 2.6 billion minutes for 2002 from 1.4 billion minutes for 2001, offset by the decline in the average rate per minute. The average revenue per minute was 6.4 cents per minute in 2002 compared to 8.2 cents per minute in 2001. The lower average revenue per minute reflects the continuing decline in prices in the long distance telecommunications industry. In addition, our average revenue per minute can fluctuate from period to period as a result of shifts in traffic over our network to higher priced, or lower priced, destinations.

Data communications and telecommunications expenses.    Data communications and telecommunications expenses increased by $40.5 million, or 39.6%, to $142.8 million for 2002 from $102.3 million for 2001. The increase in data communications and telecommunications expense was primarily driven by the increase in traffic described above, offset by the decline in the average rate per minute. The largest component of the expense, termination costs, increased by $44.5 million, or 51.0%, to $131.8 million for 2002 from $87.3 million for 2001. Circuit and other costs decreased by $4.0 million, or 36.4%, to $11.0 million for 2002 from $15.0 million for 2001. The decrease in these circuit costs was due to our efforts to further improve our network operations and make it more cost efficient. We achieved cost savings by renegotiating prices with vendors and service provider partners, entering into more variable rather than fixed cost arrangements, reducing the number of service providers, conducting extensive studies of our circuit needs and eliminating under-utilized circuits by re-engineering more cost-effective solutions. As a percentage of net revenue, data communications and telecommunications expenses decreased to 86.6% for 2002 from 92.9% for 2001.

Research and development expenses.    Research and development expenses decreased by $6.1 million, or 25.7%, to $17.8 million for 2002 from $23.9 million for 2001. The decrease in expenses is due the consolidation of our Internet central offices and workforce reductions of 71 employees from our 2001 restructuring program and 19 employees from our 2002 restructuring program. As a result, personnel-related costs declined $3.1 million and third-party network maintenance costs declined by $1.7 million. As a percentage of net revenue, research and development expenses decreased to 10.8% for 2002 from 21.7% for 2001.

Selling and marketing expenses.    Selling and marketing expenses decreased by $9.0 million, or 44.5%, to $11.3 million for 2002 from $20.3 million for 2001. The decrease in expenses reflects the effect of workforce reductions of 39 employees from our 2001 restructuring program and 10 employees from our 2002 restructuring program. As a result, personnel-related costs, including commissions, declined $4.6 million, travel costs decreased $2.3 million and promotional expenditures were reduced by $1.5 million. As a percentage of net revenue, selling and marketing expenses decreased to 6.8% for 2002 from 18.4% for 2001.

General and administrative expenses.    General and administrative expenses decreased by $1.4 million, or 5.4%, to $24.2 million for 2002 from $25.6 million for 2001. During 2002, our cost reduction measures for general and administrative expenses included workforce reductions in the first and second quarter of 2002. These 2002 cost reductions were partially offset by a $0.9 million increase in bad debt expense in 2002 compared to 2001. As a percentage of net revenue, general and administrative expenses decreased to 14.6% for 2002 from 23.3% for 2001.

Depreciation and amortization expenses.    Depreciation and amortization expenses decreased by $0.5 million, or 1.5%, to $31.9 million for 2002 from $32.4 million for 2001. This decrease was due to the reduction in historical cost value of our network equipment due to our agreement to settle the majority of our capital lease obligations with our primary equipment vendor as well as the write-off of property and equipment as a part of our restructuring plans. As a percentage of net revenue, depreciation and amortization expenses decreased to 19.3% for 2002 from 29.4% for 2001.

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

Restructuring costs.    During 2002, we restructured to better align the organization and resources with our corporate strategy and recorded a net charge of totaling approximately $5.5 million. Included in the charges are the write-off of property and equipment, the termination of contractual obligations and, in Q2, employee severance.

The components of the restructuring and other non-recurring costs were as follows:

(in thousands)
Write-off of property and equipment	$2,427
Termination of contractual obligations	2,794
Employee severance costs	750
Less: Change in estimate of 2001 restructuring costs	(435)

Total	$5,536

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

The employee severance costs resulted from a reduction in the workforce as we terminated 44 employees on June 28, 2002. Of these 44 people, 19 were within research and development, 10 were from sales and marketing and 15 were from general and administrative departments.

In addition our 2002 restructuring expense was reduced by a change in estimated restructuring costs relating to our 2001 restructuring and specifically related to a reduction in the estimated cost of terminating contractual lease obligations.

These cost reduction measures were completed in the first quarter of 2003 and had a minimal impact on business operations during 2002.

Interest income.    Interest income is primarily composed of income earned on our cash and cash equivalents, restricted cash and marketable securities. Interest income decreased by $7.9 million, or 85.9%, to $1.3 million in 2002 from $9.2 million in 2001. The decrease is primarily a result of our average cash balance during the year, including marketable securities, declining by approximately 70% in 2002 compared to 2001. In addition, lower average interest rates in 2002, compared to 2001, contributed to the decline in interest income.

Interest expense.    Interest expense is primarily composed of interest paid on the Convertible Subordinated Notes and various capital lease agreements established to finance a substantial majority of the hardware and software components of our network. Interest expense decreased by $4.9 million, or 29.7%, to $11.6 million in 2002 from $16.5 million in 2001. This decrease was attributable to reduced interest paid on capital equipment financing, the early extinguishment of $40.6 million of our 11 1/2% Convertible Subordinated Notes and the early extinguishment of $50.8 million of our capital lease obligations.

Gain on repurchase of Convertible Subordinated Notes.    During 2002 and 2001, we recognized a gain of $25.8 million and $14.5 million, respectively, in connection with the early extinguishment of $40.6 million and $20.9 million, respectively, of our Convertible Subordinated Notes.

The gains were calculated as follows:

	2002	2001
	(in thousands)
Carrying value of repurchased Notes	$40,588	$20,882
Less: Cost of repurchase of Notes	(13,993)	(5,863)
Write-off of deferred debt financing costs	(805)	(470)

Gain	$25,790	$14,549

Other expenses, net.    Other expenses, net were $0.4 million and $0.6 million in 2002 and 2001, respectively, and relate mostly to state excise and franchise taxes.

Loss from continuing operations.    Our loss from continuing operations was $56.5 million and $140.9 million for the years ended December 31, 2002 and 2001, respectively. The reduction in our loss from continuing operations in 2002 was primarily a result of lower costs and operating expenses as a percentage of revenue, lower restructuring costs and a larger gain on bond repurchases and exchanges.

Loss from discontinued operations.    On July 15, 2002 we sold our Speech Solutions Business for $18.5 million in cash ($1.5 million of this amount is in escrow). The operating loss and the loss on the disposal of the business totaled $65.2 million in 2002. The loss on the disposal of the discontinued operation of $58.9 million included the write-off of goodwill and other purchased intangibles of $57.3 million and costs to sell the operation of $1.6 million.

Income taxes.    We have not recorded an income tax benefit for the losses associated with its operating losses as it is more likely than not that those benefits will not be realized.

Net loss.    The net loss for 2002 was $121.7 million, or $2.70 per share, compared to a net loss of $190.7 million, or $2.70 per share, for 2001. In 2002, the loss from discontinued operations was $65.2 million compared to $49.8 million in 2001. The net loss from continuing operations was $56.5 million in 2002, which was $84.4 million lower than 2001. The increase in revenues, combined with proportionately lower data communications and telecommunications costs, in 2002, resulted in a reduction of $14.2 million in our net loss. Restructuring costs in 2002 decreased by $46.3 million to $5.5 million compared to $51.8 million in 2001. In total, our research and development, selling and marketing, and general and administrative expenses declined $16.6 million to $53.2 million in 2002 compared to $69.8 million in 2001. The reduction in these expenses reflects the effect of our 2001 and 2002 restructuring programs.

Liquidity and Capital Resources

Our principal capital and liquidity needs historically have related to the development of our network infrastructure, our sales and marketing activities, research and development expenses, and general capital needs. Our capital needs have been met, in large part, from the net proceeds from public offerings of common stock and 5 3/4% Convertible Subordinated Notes. In addition, we have also met our capital needs through vendor capital leases and other equipment financings. We expect to continue to utilize equipment financing in the future to partially fund our future capital equipment needs.

Net cash used in continuing operating activities was $3.2 million (net of the collection of a previously reserved receivable balance of $4.3 million), $43.0 million and $68.4 million in 2003, 2002 and 2001, respectively. Cash used in continuing operating activities in 2003 of $3.2 million related to our loss from continuing operations of $10.9 million and the non-cash gain on our debt exchange of $16.6 million, partially offset by non-cash charges of $17.0 million and changes in other assets and liabilities of $7.4 million. Cash used in continuing operating activities in 2002 of $43.0 million related to our loss from continuing operations of $56.5 million, the non-cash gain on our debt repurchases of $25.8 million and changes in other assets and liabilities of $11.8 million, partially offset by non-cash charges of $51.1 million. Cash used in continuing operations in 2001 of $68.4 million related to our loss from continuing operations of $140.9 million, the non-cash gain on our debt repurchases of $14.5 million and changes in other assets and liabilities of $8.7 million, partially offset by non-cash charges of $95.7 million.

Net cash used in discontinued operating activities was $1.9 million and $13.3 million in 2002 and 2001, respectively.

Net cash used in investing activities was $5.2 million in 2003, of which $4.5 million was used for capital expenditures and $0.7 million was a payment relating to an adjustment associated with the sale of our Speech Solutions Business. Net cash provided by investing activities was $46.6 million in 2002. This primarily reflected $34.0 million in the sale and maturity of marketable securities and $17.0 million in proceeds received from the sale of the Speech Solutions Business, partially offset by $4.6 million for capital expenditures. Net cash used in investing activities was $15.1 million in 2001. This primarily reflected $38.1 million in cash paid for the acquisition of the Speech Solutions Business, and $35.1 million for capital expenditures, partially offset by $58.1 million in proceeds from the sale and maturity of marketable securities. We expect our capital expenditures to be approximately $6 million to $8 million in 2004.

On November 13, 2002, we received a determination from Nasdaq that shares of our common stock would no longer trade on the Nasdaq National Market because we failed to meet certain minimum listing requirements. Our common stock began trading on the OTC Bulletin Board on November 14, 2002 under the symbol "IBAS." We may experience difficulty in obtaining future equity financing, as we may have to provide greater disclosure and comply with state securities laws and regulations because our stock is quoted on the OTC Bulletin Board.

The following table sets forth, for the periods presented, total long term debt and cash flows from financing activities.

	December 31,
	2003	2002	2001
	(In thousands)
Long term debt:
5 3/4% Convertible Subordinated Notes	$38,180	$88,530	$129,118
11 1/2% Senior Secured Notes	25,175	—	—
Capital Lease obligations	2,271	8,109	64,668
Revolving line of credit	2,300	2,300	—
Term loan	—	—	3,867

Total long term debt	67,926	98,939	197,653
Less: current portion	2,097	5,349	26,310

Long term debt, less current portion	$65,829	$93,590	$171,343

	Year Ended December 31,
	2003	2002	2001
	(In thousands)
Cash flows from financing activities:
Repurchase of 5 3/4% Convertible Subordinated Notes	$—	$(13,992)	$(5,862)
Increase (decrease) in restricted cash	—	8,867	(8,867)
Principal payments on capital leases	(5,838)	(38,918)	(23,760)
Revolving line of credit borrowings	9,200	2,300	—
Revolving line of credit payments	(9,200)	—	—
Term loan borrowings	—	—	4,000
Term loan repayments	—	(3,866)	(2,655)
Proceeds from stock plans and warrants	91	407	1,436
Fees paid for exchange of notes	(935)	—	—

Cash used in financing activities	$(6,682)	$(45,202)	$(35,708)

Net cash used in financing activities was $6.7 million in 2003, of which $5.8 million was used to repay our capital lease obligations and $0.9 million was paid for fees in connection the exchange of our outstanding bonds. Net cash used in financing activities was $45.2 million in 2002. This primarily reflected $14.0 million used to repurchase $40.6 million face value of the our 5 3/4% Convertible Subordinated Notes, and $38.9 million in payments of our capital leases and other debt obligations, including the early extinguishment of $28.5 million of certain capital lease obligations. In the fourth quarter of 2002, we borrowed $2.3 million under a revised credit agreement. This credit agreement did not require cash collateral and, therefore, $8.9 million of previously restricted cash is reported as a cash inflow due to the termination of this collateral requirement. Net cash used in financing activities was $35.7 million in 2001. This primarily reflected $26.4 million in payments of capital leases and other debt obligations, $8.9 million in restricted cash related to our previous credit agreement, and $5.9 million used to repurchase $20.9 million face value of our 5 3/4% Convertible Subordinated Notes, partially offset by $4.0 million in bank borrowings and $1.4 million in proceeds from employee stock purchase and option plans.

To date, we have had negative cash flows from operations. The above table summarizes our financing activities for 2001 to 2003. As shown, such use of cash for financing activities has been significantly reduced in 2003 from historical requirements. Such reductions in cash used for financing activities and our plans to further reduce operating and investing cash flows are summarized below.

Throughout 2001 and 2002, management took a series of actions to reduce operating expenses and to restructure operations, which consisted primarily of reductions in workforce, the consolidation of Internet central offices, the sale of the messaging business, the sale of the Speech Solutions Business and the settlement of certain capital lease agreements. Moreover, management continues to control operating expenses and capital expenditures as well as to monitor and manage accounts payable and accounts receivable in order to fund us until we reach profitability.

Management's plans include the:

  •
  aggressive management of credit risk;

  •
  monitoring and reduction of capital expenditures;

  •
  monitoring and reduction of selling, general and administrative expenses;

  •
  offsetting of accounts receivable and accounts payable balances with carriers;

  •
  reduction in circuit costs as a result of improving network utilization;

  •
  use of our new switchless architecture which eliminates the need for costly telecommunications switches and other equipment;

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

We lease equipment from various vendors under master agreements and multiple sublease agreements. Each of the multiple equipment leases specifies its own term, rate and payment schedule, depending upon the value and amount of equipment leased. Based upon existing lease agreements as of December 31, 2003, we anticipate cash payments of approximately $2.3 million as repayment of these obligations with $2.1 million to be paid in the next year.

In December 2003, we amended and extended our revolving line of credit with our bank. The new $15.0 million revolving line of credit replaced two secured lines of credit that totaled $15.0 million. The revolving line of credit bears interest at the bank's prime rate plus 1%, matures on January 5, 2005 and is collateralized by substantially all of our assets. Borrowings under the revolving line of credit are on a formula basis and are limited to eligible accounts receivable. The revolving line of credit requires us to comply with various non-financial covenants and financial covenants, including minimum profitability. We were in compliance with all of these covenants as of December 31, 2003. As of December 31, 2003, we had $2.3 million in borrowings and unused borrowing capacity of $2.9 million, based on our borrowing formula, under the new revolving line of credit. As of December 31, 2002, we had $2.3 million in borrowings under our previous revolving lines of credit with our bank. As of December 31, 2003 and 2002, we had issued and outstanding letters of credit, under our revolving lines of credit, totaling $2.6 million and $3.3 million, respectively.

During 2003, we entered into agreements with principal holders of our 5 3/4% Convertible Subordinated Notes which resulted in the retirement of $50.4 million of such notes in exchange for new debt instruments at 50% of the face value of the retired notes. Under the terms of the agreement, the holders of the retired notes received $25.2 million of new, 11 1/2% Senior Secured Notes and warrants to purchase 4,915,416 shares of our common stock. Each warrant has an exercise price of $0.65 per share and is exercisable over a five-year term. The 11 1/2% Senior Secured Notes, which mature on January 15, 2005, share in a second priority lien on our assets and are subordinated to our revolving line of credit.

We anticipate that the December 31, 2003 balance of $17.3 million in cash and cash equivalents will be sufficient to fund our operations for the next twelve months. We are currently focused on re-capitalizing the Company, particularly with respect to the $25.2 million of 11 1/2% Senior Secured Notes, which mature in January 2005, and the $38.2 million of 5 3/4% Convertible Subordinated Notes, which mature in March 2005. We believe that our forecasted financial performance in 2004 will generate sufficient revenues, earnings and cash flows to enable us to refinance this debt based on our understanding of current market conditions and comparable debt issues in our industry sector. Moreover, we are currently pursuing various alternatives including equity offerings, exchanging some portion, or all, of the debt with equity, and restructuring the debt with repayment terms that extend the maturity of our debt and are more favorable to us. However, in the event we fail to execute on our current plan, we experience events described in "Risk Factors," or that circumstances currently unknown or unforeseen by us arise, we may not succeed in re-capitalizing the Company, or be able to obtain additional funding to allow us to meet our debt obligations.

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

The following table summarizes our future contractual obligations as of December 31, 2003 and displays our future contractual obligations:

	Payment Due Dates
	Total	Less than 1 Year	1 to 2 Years	2 to 3 Years	3 to 5 Years	After 5 Years
	(in thousands)
5 3/4% Convertible Subordinated Notes	$38,180	$—	$38,180	$—	$—	$—
11 1/2% Senior Secured Notes	25,175	—	25,175	—	—	—
Capital lease obligations	2,271	2,097	174	—	—	—
Revolving line of credit	2,300	—	2,300	—	—	—
Operating leases	12,345	3,394	2,233	1,709	4,283	726

Total	$80,271	$5,491	$68,062	$1,709	$4,283	$726

In addition to the contractual obligations listed above, interest on the 5 3/4% Convertible Subordinated Notes and 11 1/2% Senior Secured Notes is as follows:

	Payment Due Dates
	Total	Less than 1 Year	1 to 2 Years
Interest on 5 3/4% Convertible Subordinated Notes	$3,293	$2,195	$1,098
Interest on 11 1/2% Senior Secured Notes	4,343	2,895	1,448

Total	$7,636	$5,090	$2,546

Future Accounting Pronouncements

In 2003, we adopted the following accounting pronouncements:

  •
  In January and December 2003, the FASB issued FASB Interpretation No. 46 (FIN 46) and No. 46, revised (FIN 46R), "Consolidation of Variable Interest Entities." These statements, which address accounting for entities commonly known as special-purpose or off-balance sheet, require consolidation of certain interests or arrangements by virtue of holding a controlling financial interest in such entities. Certain provisions of FIN 46R related to interests in special purpose entities were applicable for the period ended December 31, 2003. We must apply FIN 46R to our interests in all entities subject to the interpretation as of the first interim or annual period ending after March 15, 2004. Adoption of this new method of accounting for variable interest entities is not expected to have a material impact on our consolidated results of operations and financial position.

Factors That May Affect Future Results and Financial Condition

RISK FACTORS

 Any investment in our common stock involves a high degree of risk. You should carefully consider the risks described below, which we believe are all the material risks to our business, together with the information contained elsewhere in this report, before you make a decision to invest in our company.

Risks Related to Our Company

A failure to restructure our existing debt or obtain necessary additional capital in the future could jeopardize our operations.

We will need additional capital in the future to fund our operations, finance investments in equipment and corporate infrastructure, expand our network, increase the range of services we offer and respond to competitive pressures and perceived opportunities. We have had a history of negative cash flows from operations. In 2003, our negative cash flow from operations was $3.2 million. We have $25.2 million in 11 1/2% Senior Secured Notes that mature in January 2005 and $38.2 million in 5 3/4% Convertible Subordinated Notes that mature in March 2005. Without achieving positive cash flow and restructuring the $63.4 million in debt that matures in early 2005, cash flow from operations and cash on hand will not be sufficient to cover our operating expenses, working capital, interest on and repayment of our debt and capital investment needs. We may not be able to restructure our debt or obtain additional financing to repay this debt that is available on terms acceptable to us, if at all. If we raise additional funds by selling equity securities, the relative equity ownership of our existing investors could be diluted or the new investors could obtain terms more favorable than previous investors. A failure to restructure our debt, or obtain additional funding to repay this debt and support our working capital and capital investment requirements, could cause us to be in default of our existing debt and prevent us from making expenditures that are needed to allow us to grow or maintain our operations.

Our financial condition, and the restrictive covenants contained in our credit facility may limit our ability to borrow additional funds or raise additional equity as may be required to fund our future operations.

We incurred significant losses from continuing operations of $10.9 million and $56.5 million for the years ended December 31, 2003 and 2002, respectively. Our accumulated deficit, and stockholders' deficit was approximately $412.2 million and $42.1 million, respectively, as of December 31, 2003. Moreover, the terms of our $15 million revolving credit facility and our debt exchange may limit our ability to, among other things:

  •
  incur additional debt;

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

  •
  create additional liens on our assets.

Our available cash, and the remaining borrowing capacity under our credit facility may not be sufficient to fund our operating and capital expenditure requirements in the foreseeable future. Our ability to borrow additional funds or raise additional equity is limited by the terms of our outstanding debt instruments and/or our financial condition.

Additionally, events such as our inability to continue to reduce our loss from continuing operations, could adversely affect our liquidity and our ability to attract additional funding as required.

We may not be able to pay our debt and other obligations and our assets may be seized as a result.

We may not generate the cash flow required to pay our liabilities as they become due. As of December 31, 2003, we had approximately $38.2 million of 5 3/4% Convertible Subordinated Notes due in March 2005 and $25.2 million of 11 1/2% Senior Secured Notes due in January 2005. We must pay interest on these notes twice a year. If our cash flow is inadequate to meet our obligations, we will default on the notes. Any default of the 5 3/4% Convertible Subordinated Notes and 11 1/2% Senior Secured Notes could allow our note holders to seize our assets or try to force us into bankruptcy.

Additionally, as of December 31, 2003, we had an outstanding balance of $2.3 million on our lines of credit totaling $15.0 million, and had approximately $2.6 million of outstanding letters of credit issued under these agreements. If we fail to pay our liabilities under these lines of credit, the bank may enforce all available remedies and seize our assets or receivables, to satisfy any amounts owed.

We may be unable to repay or repurchase our Senior Secured Notes or our 5 3/4% Convertible Subordinated Notes upon a repurchase event and be forced into bankruptcy.

The holders of the Senior Notes may require us to repurchase or prepay all of the outstanding Senior Notes upon a "repurchase event." A repurchase event under the Senior Notes includes a change of control of iBasis. In addition, upon the receipt of proceeds of certain asset sales by us that generate proceeds in excess of $250,000 (or if an event of default exists, regardless of the amount) but do not result in a change of control of iBasis, we are required to use the proceeds from the asset sale to prepay or repurchase the Senior Notes. We may not have sufficient cash reserves to repurchase the Senior Notes, which would cause an event of default under the existing indenture and under our other debt obligations.

The holders of the 5 3/4% Convertible Subordinated Notes may require us to repurchase all or any portion of the outstanding subordinated notes upon a "repurchase event." A repurchase event under the subordinated notes includes a change in control of iBasis, or that time at which our shares of common stock are no longer approved for trading on an established automated over-the-counter trading market. We may not have sufficient cash reserves to repurchase the subordinated notes, which would cause an event of default under the existing indenture and under our other debt obligations and may force us to declare bankruptcy.

Investor interest in our common stock may be negatively affected by our continued trading on the Over-the-Counter Bulletin Board.

On November 13, 2002, we received a determination from the Nasdaq Stock Market that shares of our common stock would no longer trade on the Nasdaq National Market because we failed to meet certain minimum listing requirements. Our stock began trading on the NASD-operated Over-the-Counter ("OTC") Bulletin Board on November 14, 2002. The OTC Bulletin Board market is generally considered to be less efficient and not as liquid as NASDAQ's National Market. Trading in this market may decrease the market value and liquidity of our stock, which could materially and adversely affect our ability to attract additional investment to finance our operations.

Provisions of our governing documents and Delaware law could also discourage acquisition proposals or delay a change in control.

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

International governmental regulation and legal uncertainties and other laws could limit our ability to provide our services, make them more expensive, or subject us to legal or criminal liability.

A number of countries currently prohibit or limit competition in the provision of traditional voice telephony services. In some of those countries, licensed telephony carriers as well as government regulators have questioned our legal authority and/or the legal authority of our service partners or affiliated entities and employees to offer our services. We may face similar questions in additional countries. Our failure to qualify as a properly licensed service provider, or to comply with other foreign laws and regulations, could materially adversely affect our business, financial condition and results of operations, including subjecting us or our employees to taxes and criminal or other penalties and/or by precluding us from, or limiting us in, enforcing contracts in such jurisdictions.

It is also possible that countries may apply to our activities laws otherwise relating to services provided over the Internet, including laws governing:

  •
  sales and other taxes, including payroll-withholding applications;

  •
  user privacy;

  •
  pricing controls and termination costs;

  •
  characteristics and quality of products and services;

  •
  qualification to do business;

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

The telecommunications industry is subject to domestic governmental regulation and legal uncertainties and other laws that could materially increase our costs and prevent us from executing our business plan.

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

While the FCC to date has maintained an informal policy that information service providers, including Internet telephony providers, are not telecommunications carriers for regulatory purposes, various entities have challenged this idea, both before the FCC and at various state government agencies. As a result, the FCC has held hearings and announced a Notice of Proposed Rulemaking. An adverse ruling could subject us to licensing requirements and additional fees and subsidies.

We have offered our prepaid international calling card services on a wholesale basis to international carrier customers, and others, some of which provide these services to end-user customers, enabling them to call internationally over The iBasis Network from the U.S. We have also made arrangements to participate in the selling and marketing of such cards on a retail basis. Although the calling cards are not primarily marketed for domestic interstate or intrastate use, we have not blocked the ability to place such calls or required our wholesale customers or distributors to show evidence of their compliance with U.S. and state regulations. As a result, there may be incidental domestic use of the cards. Domestic calling may employ transport and switching that is not connected to the Internet and, therefore, may not enjoy the lighter regulation to which our Internet-based services are subject. Because we provide services that are primarily wholesale and/or international, we do not believe that we are subject to federal or state telecommunications regulation for the possible uses of these services described here and, accordingly, we have not obtained state licenses, filed state or federal tariffs, posted bonds, or undertaken other possible compliance steps. Under current standards or as-yet undetermined rules, the FCC and state regulatory authorities may not agree with our position. If they do not, we could become subject to regulation at the federal and state level for these services, and could become subject to licensing and bonding requirements, and federal and state fees and taxes, including universal service contributions and other subsidies, and other laws, all of which could materially affect our business.

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

In addition to specific telecommunications regulation, we are subject to other laws. As an example, the Office of Foreign Asset Control of the U.S. Department of the Treasury, or OFAC, administers the United States' sanctions against certain countries. OFAC rules restrict many business transactions with such countries and, in some cases, require that licenses be obtained for such transactions. We may currently, or in the future, transmit telecommunications between the U.S. and countries subject to U.S. sanctions regulations and undertake other transactions related to those services. We have undertaken such activities via our network or through various reciprocal traffic exchange agreements to which we are a party. We have received licenses from OFAC to send traffic to some countries and, if necessary, will remain in contact with OFAC with regard to other transactions. Failure to obtain proper authority could expose us to legal and criminal liability.

Risks Related to Our Operations

We may never achieve sustained profitability and the market price of our common stock may fall.

Our revenue and results of operations have fluctuated and will continue to fluctuate significantly from quarter to quarter in the future due to a number of factors, some of which are not in our control, including, among others:

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

  •
  our ability to manage distribution arrangements and provision of retail offerings, including card printing, marketing, usage tracking, web-based offerings and customer service requirements, and resolution of associated disputes;

  •
  our ability to manage our traffic on a constant basis so that routes are profitable;

  •
  our ability to collect from our customers; and

  •
  currency fluctuations and restrictions in countries where we operate.

Because of these factors, you should not rely on quarter-to-quarter comparisons of our results of operations as an indication of our future performance. It is possible that, in future periods, our results of operations will be significantly lower than the estimates of public market analysts, investors or our own estimates. Such a discrepancy could cause the price of our common stock to decline significantly and prevent us from achieving profitability.

We may never generate sufficient revenue to attain profitability if telecommunications carriers and other communications service providers or others are reluctant to use our services or do not use our services, including any new services, in sufficient volume.

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

The growth of our core business depends on carriers and other communications service providers generating an increased volume of international voice and fax traffic and selecting our network to carry at least some of this traffic. Similarly, the growth of any retail services we offer depends on these factors as well as acceptance in the market of the brands that we service, including their respective rates, terms and conditions. If the volume of international voice and fax traffic and associated or other retail services fail to increase, or decrease, and these parties or other customers do not employ our network or otherwise use our services, our ability to become profitable will be materially and adversely affected.

We may not be able to collect amounts due to us from our customers and we may have to disgorge amounts already paid.

Some of our customers have closed their businesses or filed for bankruptcy owing us millions of dollars for services we have provided to them in the past. Despite our efforts to collect these overdue funds, we may never be paid. The bankruptcy court may require us to continue to provide services to these companies during their reorganizations. Other customers may discontinue their use of our services at any time and without notice, or delay payments that are owed to us. Additionally, we may have difficulty in collecting amounts from them. Although we have internal credit risk policies to identify companies with poor credit histories, we may not effectively manage these policies and provided services to companies that refuse to pay. The risk is even greater in foreign countries, where the legal and collection systems available may not be adequate or impartial for us to enforce the payment provisions of our contracts. Our cash reserves will be reduced and our results of operations will be materially adversely affected if we are unable to collect amounts from our customers.

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

We may increase costs and risks in our business by relying on third parties.

Vendors.    We rely upon third-party vendors to provide us with the equipment, software, circuits, and other facilities that we use to provide our services. For example, we purchase substantially all of our Internet telephony equipment from Cisco Systems. We may be forced to try to renegotiate terms with vendors for products or services that have become obsolete. Some vendors may be unwilling to renegotiate such contracts, which could affect our ability to continue to provide services and consequently render us unable to generate sufficient revenues to become profitable.

Parties that Maintain Phone and Data Lines and Other Telecommunications Services.    Our business model depends on the availability of the Internet and traditional telephone networks to transmit voice and fax calls. Third parties maintain and own these networks, other components that comprise the Internet, and business relationships that allow telephone calls to be terminated over the public switched telephone network. Some of these third parties are telephone companies. They may increase their charges for using these lines at any time and thereby decrease our profitability. They may also fail to maintain their lines properly, fail to maintain the ability to terminate calls, or otherwise disrupt our ability to provide service to our customers. Any such failure that leads to a material disruption of our ability to complete calls or provide other services could discourage our customers from using our network, which could have the effect of delaying or preventing our ability to become profitable.

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

Strategic Relationships.    We depend in part on our strategic relationships to expand our distribution channels and develop and market our services. In particular, we depend on our joint marketing and product development efforts with Cisco Systems to achieve market acceptance and brand recognition in certain markets. Strategic relationship partners may choose not to renew existing arrangements on commercially acceptable terms, if at all. In general, if we lose these key strategic relationships, or if we fail to maintain or develop new relationships in the future, our ability to expand the scope and capacity of our network and services provided, and to maintain state-of-the-art technology, would be materially adversely affected.

Distributors of prepaid calling cards to retail outlets.    We make arrangements with distributors to market and sell prepaid calling cards to retail outlets. In some cases, we rely on these distributors to print cards, prepare marketing material, activate accounts, track usage and other data, and remit payments collected from retailers. There is a risk that distributors will not properly perform these responsibilities, comply with legal requirements, or pay us monies when due. We may not have adequate contractual or credit protections against these risks. There is also a risk that we will be ineffective in our efforts to implement new systems, customer care and disclosure policies, and certain technical and business processes. The result of any attendant difficulties may have a material impact on our business.

We may not be able to succeed in the intensely competitive market for our various services.

We compete in our wholesale business principally on quality of service and price. In recent years, prices for long distance telephone services have been declining as a result of deregulation and increased competition.. We face competition from major telecommunications carriers, such as AT&T, British Telecom, Deutsche Telekom, MCI WorldCom and Qwest Communications, as well as new emerging carriers. We also compete with Internet protocol and other Internet telephony service providers who route traffic to destinations worldwide. Also, Internet telephony service providers that presently focus on retail customers may in the future enter the wholesale market and compete with us. If we can not offer competitive prices and quality of service our business could be materially adversely affected.

We may not be able to succeed in the intensely competitive market for prepaid calling services.

The market for prepaid calling services is extremely competitive. Hundreds of providers offer calling card products and services. We have just recently begun offering prepaid calling card services and have little prior experience in this business and no established distribution channel for these services. If we do not successfully establish a distribution channel and enter geographic markets in which our rates, fees, surcharges, country services, and our other products and service characteristics, can successfully compete, our business could be materially adversely affected.

We are subject to downward pricing pressures and a continuing need to renegotiate overseas rates, which could delay or prevent our profitability.

As a result of numerous factors, including increased competition and global deregulation of telecommunications services, prices for international long distance calls have been decreasing. This downward trend of prices to end-users has caused us to lower the prices we charge communications service providers and calling card distributors for call completion on our network. If this downward pricing pressure continues, we may not be able to offer Internet telephony services at costs lower than, or competitive with, the traditional voice network services with which we compete. Moreover, in order for us to lower our prices, we have to renegotiate rates with our overseas local service providers who complete calls for us. We may not be able to renegotiate these terms favorably enough, or fast enough, to allow us to continue to offer services in a particular country on a cost-effective basis. The continued downward pressure on prices and our failure to renegotiate favorable terms in a particular country could have a material adverse effect on our ability to operate our network and Internet telephony business profitably.

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

  •
  political or economic instability;

  •
  exposure to liability under the Foreign Corrupt Practices Act;

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

Our Internet telephony business requires that we handle a large number of international calls simultaneously. As we expand our operations, we expect to handle significantly more calls. If we do not expand and upgrade our hardware and software quickly enough, we will not have sufficient capacity to handle the increased traffic and growth in our operating performance would suffer as a result. Even with such expansion, we may be unable to manage new deployments or utilize them in a cost-effective manner. In addition to lost growth opportunities, any such failure could adversely affect customer confidence in The iBasis Network and could result in us losing business outright.

We depend on our current personnel and may have difficulty attracting and retaining the skilled employees we need to execute our business plan.

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

We will need to retain skilled personnel to execute our plans.    Our future success will also depend on our ability to attract, retain and motivate highly skilled employees, particularly engineering and technical personnel. Past workforce reductions have resulted in reallocations of employee duties that could result in employee and contractor uncertainty and dissatisfaction. Reductions in our workforce or restrictions on salary increases or payment of bonuses may make it difficult to motivate and retain employees and contractors, which could affect our ability to deliver our services in a timely fashion and otherwise negatively affect our business.

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

Continued use of this technology by us requires that we purchase new or additional licenses from third parties. We may not be able to obtain those third-party licenses needed for our business or that the third party technology licenses that we do have will continue to be available to us on commercially reasonable terms or at all. The loss or inability to maintain or obtain upgrades to any of these technology licenses could result in delays or breakdowns in our ability to continue developing and providing our services or to enhance and upgrade our services.

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

Historically, the sound quality of calls placed over the Internet was poor. As the Internet telephony industry has grown, sound quality has improved, but the technology may require further refinement. Additionally, as a result of the Internet's capacity constraints, callers could experience delays, errors in transmissions or other interruptions in service. Transmitting telephone calls over the Internet, and other uses of the Internet, must also be accepted by customers as an alternative to traditional services. Because the Internet telephony market is evolving, predicting the size of these markets and their growth rate is difficult. If our market fails to continue to develop, then we will be unable to grow our customer base and our results of operations will be materially adversely affected.

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

Our ability to provide our services using the Internet may be adversely affected by computer vandalism.

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

Our investments in commercial paper and debt instruments are subject to interest rate risk, but due to the short-term nature of these investments, interest rates would not have a material impact on their value at December 31, 2003. Our primary interest rate risk is the risk on borrowings under our line of credit agreements, which are subject to interest rates based on the bank's prime rate. A change in the applicable interest rates would also affect the rate at which we could borrow funds or finance equipment purchases. All other debt, including capital lease obligations, are fixed rate debt. A 10% change in interest rates would not have a material impact on interest expense associated with our line of credit agreement. In addition, a 10% change in interest rates would not significantly impact the fair value of our 11 1/2% Convertible Subordinated Notes.

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

Item 8.    Financial Statements and Supplementary Data

Independent Auditors' Report

To the Board of Directors and Stockholders of
iBasis, Inc. and Subsidiaries:

We have audited the accompanying consolidated balance sheets of iBasis, Inc. and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of iBasis, Inc. and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, in 2002 the Company changed its method of accounting for goodwill and other intangible assets to conform to Statement of Financial Accounting Standards No. 142.

/s/ DELOITTE & TOUCHE LLP

Boston, Massachusetts
February 27, 2004

iBasis, Inc.

Consolidated Balance Sheets

	December 31,
	2003	2002
	(in thousands)
Assets
Current assets:
Cash and cash equivalents	$17,270	$32,317
Accounts receivable, net of allowance for doubtful accounts of $3,128 and $7,833, respectively	21,767	20,854
Prepaid expenses and other current assets	5,295	5,374

Total current assets	44,332	58,545
Property and equipment, at cost:
Network equipment	67,441	56,372
Equipment under capital lease	9,558	19,481
Computer software	8,387	6,724
Leasehold improvements	6,414	6,285
Furniture and fixtures	1,062	1,047

	92,862	89,909
Less—Accumulated depreciation and amortization	(75,687)	(57,552)

	17,175	32,357
Deferred debt financing costs, net	326	1,382
Long-term investment in non-marketable security	5,000	5,000
Other assets	705	1,240

	$67,538	$98,524

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable	$19,902	$13,142
Accrued expenses	18,652	18,148
Deferred revenue	417	—
Current portion of long-term debt	2,097	5,349

Total current liabilities	41,068	36,639
Long-term debt, net of current portion	65,829	93,590
Other long-term liabilities	2,749	2,268
Commitments and contingencies
Stockholders' deficit:
Common stock, $0.001 par value, authorized—85,000 shares; issued—45,913 and 45,785 shares, respectively;	46	46
Preferred stock, $.001 par value, authorized 15,000 shares; issued and outstanding; none	—	—
Treasury stock, 1,135 shares at cost	(341)	(341)
Additional paid-in capital	370,393	368,927
Deferred compensation	—	(86)
Accumulated deficit	(412,206)	(402,519)

Total stockholders' deficit	(42,108)	(33,973)

	$67,538	$98,524

The accompanying notes are an integral part of these consolidated financial statements.

iBasis, Inc.

Consolidated Statements of Operations

	Years Ended December 31,
	2003	2002	2001
	(in thousands, except per share data)
Net revenue	$178,159	$164,942	$110,180
Cost and operating expenses:
Data communications and telecommunications (excluding depreciation and amortization)	152,853	142,847	102,320
Research and development	13,387	17,781	23,939
Selling and marketing	7,513	11,279	20,323
General and administrative	7,665	24,186	25,563
Depreciation and amortization	20,065	31,871	32,364
Non-cash stock-based compensation	86	967	1,368
Loss on sale of messaging business	—	2,066	—
Restructuring costs	—	5,536	51,834

Total cost and operating expenses	201,569	236,533	257,711

Operating loss	(23,410)	(71,591)	(147,531)
Interest income	161	1,290	9,169
Interest expense	(3,967)	(11,608)	(16,518)
Gain on bond repurchases and exchanges	16,615	25,790	14,549
Other expenses, net	(337)	(382)	(587)

Loss from continuing operations	(10,938)	(56,501)	(140,918)
Income (loss) from discontinued operations	1,251	(65,222)	(49,771)

Net loss	$(9,687)	$(121,723)	$(190,689)

Basic and diluted net loss per share:
Loss from continuing operations	$(0.24)	$(1.25)	$(3.30)
Income (loss) from discontinued operations	0.03	(1.45)	(1.17)

Net loss	$(0.21)	$(2.70)	$(4.47)

Basic and diluted weighted average common shares outstanding	44,696	45,164	42,645

The accompanying notes are an integral part of these consolidated financial statements.

iBasis, Inc.

Consolidated Statements of Stockholders' Equity (Deficit)

	Common Stock		Treasury Stock
								Total Stockholders' Equity (Deficit)
	Number of Shares	$0.001 Par Value	Number of Shares	Amount	Additional Paid In Capital	Deferred Compensation	Accumulated Deficit
	(in thousands)
Balance, January 1, 2001	34,203	$34	—	—	$298,574	$(1,605)	$(90,107)	$206,896
Issuance of common stock related to the purchase of PriceInteractive, Inc., net of filing fees of $7	9,282	9	—	—	58,362	—	—	58,371
Issuance of restricted common stock related to the purchase of PriceInteractive, Inc., net of forfeited shares	948	1	—	—	5,966	—	—	5,967
Issuance of options to buy common stock related to the purchase of PriceInteractive	—	—	—	—	5,202	(1,834)	—	3,368
Exercise of common stock options and warrants	706	1	—	—	955	—	—	956
Sale of common stock related to employee stock purchase plan	132	—	—	—	480	—	—	480
Amortization of deferred compensation	—	—	—	—	—	1,214	—	1,214
Compensation expense related to acceleration of option vesting	—	—	—	—	154	—	—	154
Net loss	—	—	—	—	—	—	(190,689)	(190,689)

Balance, December 31, 2001	45,271	45	—	—	369,693	(2,225)	(280,796)	86,717
Acquisition of treasury shares from escrow settlement with PriceInteractive, Inc.	—	—	(1,135)	(341)	—	—	—	(341)
Exercise of common stock options	149	—	—	—	122	—	—	122
Sale of common stock related to employee stock purchase plan	365	1	—	—	284	—	—	285
Reduction in deferred compensation	—	—	—	—	(1,172)	1,172	—	—
Amortization of deferred compensation	—	—	—	—	—	967	—	967
Net loss	—	—	—	—	—	—	(121,723)	(121,723)

Balance, December 31, 2002	45,785	46	(1,135)	(341)	368,927	(86)	(402,519)	(33,973)
Exercise of common stock options	128	—	—	—	91	—	—	91
Fair value of warrants issued on bond Exchange					1,375			1,375
Amortization of deferred compensation						86		86
Net loss							(9,687)	(9,687)

Balance, December 31, 2003	45,913	$46	(1,135)	$(341)	$370,393	$—	$(412,206)	$(42,108)

The accompanying notes are an integral part of these consolidated financial statements.

iBasis, Inc.

Consolidated Statements of Cash Flows

	Years ended December 31,
	2003	2002	2001
	(in thousands)
Cash flows from operating activities:
Loss from continuing operations	$(10,938)	$(56,501)	$(140,918)
Adjustments to reconcile loss from continuing operations to net cash used in operating activities:
Gain on bond repurchases and exchanges	(16,615)	(25,790)	(14,549)
Restructuring costs	—	5,536	51,834
Depreciation and amortization of leased equipment	20,065	31,871	32,364
Loss on sale of messaging business	—	2,066	—
Amortization of deferred debt financing costs	333	672	1,026
Amortization of deferred compensation	86	967	1,214
Non cash compensation expense related to stock options	—	—	154
Bad debt expense	800	10,026	9,161
Recovery of previously reserved receivable balance	(4,269)	—	—
Changes in current assets and liabilities:
Accounts receivable, net	2,556	(6,430)	(16,267)
Prepaid expenses and other current assets	1,330	3,607	(1,409)
Other assets	535	670	3,036
Accounts payable	6,760	2,483	1,579
Deferred revenue	417	—	—
Accrued expenses	(4,718)	(14,412)	4,416
Other long-term liabilities	481	2,268	—

Net cash used in continuing operating activities	(3,177)	(42,967)	(68,359)
Net cash used in operating activities of discontinued operations	—	(1,874)	(13,252)

Net cash used in operating activities	(3,177)	(44,841)	(81,611)

Cash flows from investing activities:
Purchase of PriceInteractive, Inc., net of cash acquired	—	—	(38,118)
Purchases of property and equipment	(4,452)	(4,632)	(35,067)
Decrease in marketable securities	—	25,614	58,122
Decrease in long-term marketable securities	—	8,411	—
Proceeds from sale of messaging business	—	168	—
Proceeds from sale of Speech Solutions business	—	17,000	—
Payment associated with the sale of Speech Solutions businesses	(736)	—	—

Net cash (used in) provided by investing activities	(5,188)	46,561	(15,063)

Cash flows from financing activities:
Decrease (increase) in restricted cash	—	8,867	(8,867)
Bank borrowings	9,200	2,300	4,000
Payments of principal of long-term debt	(9,200)	(3,866)	(2,655)
Payments of principal on capital lease obligations	(5,838)	(38,918)	(23,760)
Repurchase of Convertible Subordinated Notes	—	(13,992)	(5,862)
Professional fees paid for exchange of bonds	(935)	—	—
Proceeds from issuance of shares related to employee stock purchase plan	—	285	480
Proceeds from exercise of warrants and common stock options	91	122	956

Net cash used in financing activities	(6,682)	(45,202)	(35,708)

Net decrease in cash and cash equivalents	(15,047)	(43,482)	(132,382)
Cash and cash equivalents, beginning of year	32,317	75,799	208,181

Cash and cash equivalents, end of year	$17,270	$32,317	$75,799

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$5,996	$10,738	$15,144

Acquisition of PriceInteractive, Inc.:
Fair value of common stock issued	$—	$—	$64,346

Fair value of options issued	$—	$—	3,367

Liabilities assumed	$—	$—	$21,785

Treasury stock-settlement of escrow	$—	$341	$—

Supplemental disclosure of non-cash investing and financing activities:
Exchange of 5 3/4% Convertible Subordinated Notes for 11 1/2% Senior Secured Notes:
Face value of 5 3/4% Convertible Subordinated Notes surrendered	$50,350	$—	$—

Face value of 11 1/2% Senior Secured Notes issued	$25,175	$—	$—

Future interest payments on 11 1/2% Senior Secured Notes	$5,527	$—	$—

Fair value of warrants issued	$1,375	$—	$—

Reduction in deferred financing costs	$723	$—	$—

Equipment acquired under capital lease obligations	$—	$3,247	$23,964

Reduction in carrying value of certain property and equipment as a result of the settlement of capital lease obligations	$—	$23,906	$—

Escrow and earn-out receivable related to sale of Speech Solutions Business	$1,251	$1,500	$—

Conversion of accrued interest to capital lease obligations	$—	$2,096	$—

The accompanying notes are an integral part of these consolidated financial statements.

iBasis, Inc.

Notes to Consolidated Financial Statements

(1)    Business and Management Plans

Business—We are an international telecommunications carrier that utilizes the Internet to provide economical international telecommunications services. Our continuing operations consist of our Voice-Over-Internet-Protocol ("VoIP") business. We offer wholesale services through our worldwide network to carriers, telephony resellers and others around the world by operating through various service agreements with local service providers in the United States, Europe, Asia, the Middle East, Latin America, Africa and Australia. During the third quarter of 2003, we introduced our retail prepaid calling card services. We have marketed these prepaid calling cards primarily to ethnic communities within major domestic markets through distributors.

We have a history of operating losses and, as of December 31, 2003, our accumulated deficit was $412.2 million and our stockholders' deficit was $42.1 million. Although we have consistently generated negative operating cash flows, our negative cash flow from operations for 2003 declined to $3.2 million from $44.8 million in 2002 and $81.6 million in 2001. We have $67.9 million of debt obligations due within the next two years, including $25.2 million of 11 1/2% Senior Secured Notes due in January 2005 and $38.2 million of 5 3/4% Convertible Subordinated Debentures due in March 2005.

Management Plans—Beginning in 2001, we have taken a series of actions to reduce operating expenses, restructure operations, reduce outstanding debt and provide additional liquidity. Such actions primarily included:

  •
  reductions in workforce,

  •
  consolidation of Internet central offices,

  •
  sale of our previous messaging business,

  •
  sale of the assets associated with our previous Speech Solutions business,

  •
  settlement of certain lease agreements,

  •
  repurchase of a portion of the Company's 5 3/4% Convertible Subordinated Notes for cash,

  •
  exchange of a portion of the Company's 5 3/4% Convertible Subordinated Notes for new 11 1/2% Senior Secured Notes, and warrants to purchase common stock, and

  •
  establishment of a new credit facility with a bank.

We continue to implement plans to control operating expenses and capital expenditures, as well as to monitor and manage accounts payable and accounts receivable and restructure existing debt to enhance cash flow.

Our plans have included and do include:

  •
  aggressive management of credit risk,

  •
  monitoring and reduction of capital expenditures,

  •
  monitoring and reduction of selling, general and administrative expenses,

  •
  offsetting of accounts receivable and accounts payable balances with carriers,

  •
  reduction in circuit costs reflecting efforts to further improve network operations and make it more cost efficient,

  •
  use of our new switchless architecture which eliminates the need for costly telecommunications switches and other equipment, and

  •
  explore refinancing alternatives in connection with our 11 1/2% Senior Secured Notes due in January 2005 as well as the 5 3/4% Convertible Subordinated Notes due in March 2005.

As a result of our restructuring programs and our continued focus on controlling expenses, our research and development, selling and marketing and general and administrative expenses, in total, declined to $28.6 million for 2003 from $53.2 million for 2002. In addition, our data communications and telecommunications costs have declined to 85.8% of net revenue for 2003 from 86.6% of net revenue for 2002.

We anticipate that the December 31, 2003 balance of $17.3 million in cash and cash equivalents will be sufficient to fund operations for the next twelve months. We are currently focused on re-capitalizing the Company, particularly with respect to the $25.2 million of 11 1/2% Senior Secured Notes, which mature in January 2005, and the $38.2 million of 5 3/4% Convertible Subordinated Notes, which mature in March 2005. We believe that our forecasted financial performance in 2004 will generate sufficient revenues, earnings and cash flows to enable us to refinance this debt based on our understanding of current market conditions and comparable debt issues in our industry sector. Moreover, we are currently pursuing various alternatives including equity offerings, exchanging some portion, or all, of the debt with equity, and restructuring the debt with repayment terms that extend the maturity of our debt and are more favorable to us. However, in the event we fail to execute on our current plan, we experience events described in "Risk Factors," or that circumstances currently unknown or unforeseen by us arise, we may not succeed in re-capitalizing the Company, or be able to obtain additional funding to allow us to meet our debt obligations.

(2)    Summary of Significant Accounting Policies

Principles of Consolidation—The accompanying consolidated financial statements include the accounts of iBasis, Inc. and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Basis of Presentation—During July 2002, we sold our Speech Solutions Business. Accordingly, the Consolidated Statements of Operations have been reclassified to present the results of the Speech Solutions Business separately from continuing operations as discontinued operations.

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

Revenue Recognition—For our wholesale business, our revenue transactions are derived from the resale of international minutes of calling time. We recognize revenue in the period the service is provided, net of revenue reserves for potential billing credits. Such disputes can result from disagreements with customers regarding the duration, destination or rates charged for each call. For our retail prepaid calling card business, revenue is deferred upon activation of the cards and is recognized as the prepaid calling card balances are reduced based upon minute usage and service charges. Revenue from both the resale of minutes as well as the usage of the prepaid calling cards is recognized when all of the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the seller's price to the buyer is fixed or determinable and collectibility is reasonably assured.

Net Loss Per Share—Basic and diluted net loss per common share are determined by dividing net loss by the weighted average common shares outstanding during the period. Basic net loss per share and diluted net loss per share are the same, as the outstanding common stock options, common shares to be issued upon conversion of the Convertible Subordinated Notes and warrants to purchase common shares are anti-dilutive since we have recorded a net loss for all periods presented.

The following have been excluded from the computation of diluted weighted average common shares for the periods presented:

	Years Ended December 31,
	2003	2002	2001
	(in thousands)
Options to purchase common shares	6,332	2,256	7,768
Common shares to be issued upon conversion of the 5 3/4% Convertible Subordinated Notes	443	1,028	1,499
Warrants to purchase common shares, issued in connection with the 2002 Credit Lines and 11 1/2% Senior Secured Notes	5,253	—	—

Total common shares excluded	12,028	3,284	9,267

The following table reconciles the weighted average common shares outstanding to the shares used in the computation of basic and diluted weighted average common shares outstanding:

	Years Ended December 31,
	2003	2002	2001
	(in thousands)
Weighted average common shares outstanding	44,696	45,388	43,410
Less: Weighted average unvested common shares outstanding	—	—	(4)
Weighted average unvested restricted common shares outstanding	—	(224)	(761)

Basic and diluted weighted average common shares outstanding	44,696	45,164	42,645

Cash, Cash Equivalents and Restricted Cash—We consider highly liquid investments purchased with an original maturity of 90 days or less at the time of purchase to be cash equivalents. Cash equivalents include money market accounts and commercial paper that are readily convertible into cash.

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

Construction in process represents those assets that were acquired by us, but were not placed in service as of the balance sheet date. For assets that have been placed in service, we provide for depreciation and amortization using the straight-line method over the useful life of the asset, as follows:

Asset Classification	Estimated Useful Life
Network equipment	3 years
Equipment under capital lease	Life of lease
Computer software	3 years
Leasehold improvements	Life of lease
Furniture and fixtures	5 years

We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Total depreciation and amortization expense included in the consolidated statements of operations was approximately $20.1 million, $31.9 million, and $32.4 million for the years ended December 31, 2003, 2002 and 2001, respectively.

Deferred Debt Financing Costs—Underwriter discounts and other costs incurred in connection with the issuance of debt are being amortized to interest expense using the straight-line method which is not materially different than the effective interest rate method over the term of the related debt.

Investment in Long-Term Non-marketable Security—Our long term investment in a non-marketable security represents an equity investment in a privately-held company that was made in connection with a round of financing with other third-party investors. As our investment does not permit us to exert significant influence or control over the entity in which we have invested, the recorded amount represents our cost of the investment less any adjustments we make when we determine that an investment's carrying value is other-than-temporarily impaired.

The process of assessing whether the equity investment's net realizable value is less than its carrying cost requires a significant amount of judgment due to the lack of a mature and stable public market for investments of this type. In making this judgment, we carefully considered the investee's most recent financial results, cash position, recent cash flow data, projected cash flows (both short and long-term), financing needs, recent financing rounds, most recent valuation data, the current investing environment, management or ownership changes, and competition. This valuation process is based primarily on information that we request, receive and discuss with the investees' management on a quarterly basis.

In addition, we consider our equity investment to be other than temporarily impaired if, as of the end of any quarter, we believe that the carrying value of the investment is greater than the estimated fair value. Such evaluation is performed on a quarterly basis. Based on our evaluation as of December 31, 2003, we have not been made aware of any additional facts or circumstances from our last evaluation that would lead us to believe that an other than temporary impairment of our investment has occurred. However, if the privately-held company, in which we have an investment, fails to achieve its future operating plan, or fails to obtain financing as required, our investment may become, in a future period, other than temporarily impaired.

Other Assets—Other assets at December 31, 2003 and 2002 consist primarily of deposits for call termination services and leased facilities.

Goodwill and Other Intangible Assets—Effective January 1, 2002, we adopted the provisions of Statement on Financial Accounting Standards No.142, "Goodwill and Other Intangible Assets" ("SFAS 142"). Under the provisions of SFAS 142, if an intangible asset is determined to have an indefinite useful life, it shall not be amortized until its useful life is determined to be no longer indefinite. An intangible asset that is not subject to amortization shall be tested for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. Goodwill is not amortized but is tested for impairment, for each reporting unit, on an annual basis and between annual tests in certain circumstances. Upon adoption of SFAS 142, we performed an impairment review and concluded that there were no necessary adjustments.

Research and Development Expenses—We charge research and development expenses to operations as incurred.

Concentration of Credit Risk/Significant Customers—Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash investments and accounts receivable. We place our cash investments with a high quality financial institution and limits the amount of credit exposure. We have established certain credit requirements that our customers must meet before sales credit is extended. We monitor the financial condition of our customers to help ensure collections and to minimize losses.

We did not have a customer that accounted for 10% or more of accounts receivable at December 31, 2003. We had one customer account for 17% of accounts receivable at December 31, 2002.

We had one customer, each year, account for 11%, 12%, and 14% of net revenue for the years ended December 31, 2003, 2002, and 2001, respectively.

Fair Value of Financial Instruments—Financial instruments consist principally of cash and cash equivalents, accounts receivable, long-term investments in marketable securities, long-term debt and accounts payable. The estimated fair value of these instruments, except for the 5 3/4% Convertible Subordinated Notes, approximates their carrying value. The fair value of the Convertible Subordinated Notes at December 31, 2003 is approximately $30.6 million.

Stock-Based Compensation    We account for stock-based compensation in accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," using the intrinsic-value method as permitted by Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 encourages, but does not require, the recognition of compensation expense for the fair value of stock options and other equity instruments issued to employees and non-employee directors.

At December 31, 2003, we had two stock-based employee compensation plans, which are described more fully in Note 7. The following table illustrates the effect on net loss and net loss per share if we had applied the fair value recognition provisions of SFAS No. 123.

	December 31,
	2003	2002	2001
	(in thousands)
Net loss:
As reported	$(9,687)	$(121,723)	$(190,689)
Deduct: Stock-based employee compensation expense included in reported net loss	86	967	1,368
Add: Total stock-based employee compensation expense determined under fair value based method for all awards	(2,200)	(7,554)	(8,054)

Pro forma	$(11,801)	$(128,310)	$(197,375)

Basic and diluted net loss per share:
As reported	$(0.21)	$(2.70)	$(4.47)

Pro forma	$(0.26)	$(2.84)	$(4.63)

We estimate the fair value of its stock-based awards to employees using the Black-Scholes option pricing model. The Black-Scholes model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, the Black-Scholes model requires the input of highly subjective assumptions including the expected stock price volatility. Because stock-based awards to employees have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in our opinion, the existing models do not necessarily provide a reliable single measure of the fair value of stock-based awards to employees. The fair value of stock-based awards to employees was estimated assuming no expected dividends and the following weighted-average assumptions:

	December 31,
	2003	2002	2001
Risk-free interest rate	3.250%	3.000%	4.669%
Dividend yield	0.0%	0.0%	0.0%
Expected life	5 years	5 years	5 years
Expected volatility	143%	146%	155%
Weighted average remaining contractual life	8.84 years	8.00 years	9.56 years
Weighted average fair value of options granted	$0.88	$0.61	$1.04

Income Taxes—We account for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." This statement requires an asset and liability approach to accounting for income taxes based upon the future expected values of the related assets and liabilities. Deferred income taxes are provided for tax and financial reporting basis differences between assets and liabilities at tax rates expected to be in effect when the basis differences reverse. Valuation allowances are provided in situations where recoverability of deferred tax assets is not considered more likely than not.

Future Accounting Pronouncements

 In January and December 2003, the FASB issued FASB Interpretation No. 46 (FIN 46) and No. 46, revised (FIN 46R), "Consolidation of Variable Interest Entities." These statements, which address accounting for entities commonly known as special-purpose or off-balance sheet, require consolidation of certain interests or arrangements by virtue of holding a controlling financial interest in such entities. Certain provisions of FIN 46R related to interests in special purpose entities were applicable for the period ended December 31, 2003. We must apply FIN 46R to our interests in all entities subject to the interpretation as of the first interim or annual period ending after March 15, 2004. Adoption of this new method of accounting for variable interest entities is not expected to have a material impact on our consolidated results of operations and financial position.

(3)    Acquisition of PriceInteractive, Inc. and Discontinued Operations

Acquisition—On February 27, 2001, we completed the acquisition of all of the outstanding capital stock and options to purchase common stock of PriceInteractive Inc., a leading provider of speech application services ("PriceInteractive"). The acquisition was accounted for using the purchase method of accounting in accordance with APB Opinion No. 16, "Business Combinations," and, accordingly, the results of operations for PriceInteractive have been included in our consolidated results since the acquisition date. The aggregate purchase price, which was comprised of cash of $45.3 million, approximately 9.3 million shares of common stock (including 2.1 million shares placed in escrow), approximately 1.0 million shares of restricted common stock and options to purchase approximately 1.0 million shares of common stock, was allocated to the tangible and intangible assets of PriceInteractive based upon the fair value of such assets acquired. Fair value of intangible assets was determined by an independent appraisal. The restricted common stock, issued in the acquisition, vested 50% on December 31, 2001 while the remaining 50% vested on January 1, 2003. In addition, we also recorded $1.8 million of deferred stock-based compensation relating to the options issued in connection with the acquisition, which was amortized over two to four years, the vesting periods of the options granted. Subsequent to the acquisition, we changed the name of the acquired entity to iBasis Speech Solutions, Inc.

A summary of the total consideration and the allocation of the aggregate purchase price was as follows:

(in thousands)
Purchase Price:
Cash paid	$45,251
Professional fees and other acquisition costs	6,259
Fair value of common stock issued	64,338
Fair value of common stock options issued	3,367

Total purchase price	$119,215

Allocation of Purchase Price:
Cash and cash equivalents	$13,385
Other current assets	6,940
Property and equipment	9,203
Developed technology and know-how	15,448
Installed customer base	7,560
Assembled workforce	1,424
Goodwill	62,571
Other assets	38
Current liabilities	(8,801)
Long term debt	(12,984)
In-process research and development	24,431

Total allocation of purchase price	$119,215

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

In-process research and development value was comprised of one primary research and development project. This project included the introduction of certain new technologies. At the acquisition date, this project was approximately 70% to 80% complete based on cost data and technological progress. The research and development investment in this project made by us from the date of acquisition through December 31, 2001 was $6.0 million.

The value assigned to purchased in-process technology was determined by estimating the costs to develop the purchased in-process technology into commercially viable products, estimating the resulting net cash flows from the project and discounting the net cash flows to their present value. The revenue projection used to value the in-process research and development is based on the expected timing of new products, our estimate of the product life cycle and expected revenue contribution. The rates utilized to discount the net cash flows to their present value are based on our weighted average cost of capital. This discount rate was commensurate with our corporate maturity and the uncertainties in the economic estimates described above.

As described in Note 2, as a result of the adoption of SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142") we discontinued amortizing all existing goodwill and indefinite lived intangible assets and did not record any related amortization expense after January 1, 2002. Had the previous provisions of SFAS 142 been applied, our net loss and loss per share would have been as follows:

	Year Ended December 31,
	2003	2002	2001
	(in thousands, except per share data)
Net loss:
As reported	$(9,687)	$(121,723)	$(190,689)
Add: Goodwill amortization	—	—	23,908

Adjusted net loss	$(9,687)	$(121,723)	$(166,781)

Basic and fully-diluted net loss per share
As reported	$(0.21)	$(2.70)	$(4.47)
Effect of SFAS No. 142	—	—	0.56

Adjusted net loss per share	$(0.21)	$(2.70)	$(3.91)

Discontinued Operations—On July 15, 2002 we completed the sale of substantially all of the assets of our Speech Solutions Business for $18.5 million in cash of which $1.5 million of this amount was placed in escrow until December 31, 2003, and up to $8 million in earn-out payments that could be earned upon the achievement of certain revenue milestones of the Speech Solutions Business. We received no earn-out payments related to 2002. In the fourth quarter of 2003, we recognized additional consideration of $1.3 million for an earn-out payment based on the achievement of certain 2003 revenue-based milestones associated with our former Speech Solutions Business. The cash payment associated with the earn-out, net of a $0.3 million payment associated with the sale of our Speech Solutions Business, was $1.0 million and was received in February 2004. In the first quarter of 2003, we made a $0.7 million payment associated with the sale of our Speech Solutions Business. There will be no further earn-out payments due to us in the future.

We have reported our Speech Solutions Business as a discontinued operation under the provisions of SFAS No. 144 "Accounting for the Impairment or Disposal of Long Lived Assets." The Consolidated Financial Statements have been reclassified to segregate the net assets and operating results of this discontinued operation for all periods presented.

The loss on the disposal of the discontinued operation of $58.9 million included the write-off of goodwill and other purchased intangibles of $57.3 million and the costs to sell the operation of $1.7 million. The amount of the loss has been adjusted for the additional revenue-based earn-out recognized in the fourth quarter of 2003 and will be further adjusted in the future to reflect the settlement of the $1.5 million held in escrow.

(3)    Acquisition of PriceInteractive, Inc. and Discontinued Operations (Continued)

Summary operating results of the discontinued operation for 2003, 2002 and 2001 were as follows:

	Years Ended December 31,
	2003	2002	2001
	(in thousands)
Revenue	$—	$12,306	$23,590
Operating loss	—	(5,906)	(49,263)
Pre-tax loss from discontinued operations	1,251	(65,222)	(49,771)

The operating losses for 2002 and 2001 include depreciation of $2.6 million and $3.6 million and amortization of intangibles of $3.3 million and $23.9 million, respectively. Also included in 2001 is a write-off of in-process research and development costs of $24.4 million in connection with the acquisition of PriceInteractive.

(4)    Accrued Expenses

 Accrued expenses at December 31, consist of the following:

	2003	2002
	(in thousands)
Termination fees and circuit costs	$10,155	$8,604
Restructuring and other non-recurring costs	786	926
Interest	3,680	1,485
Acquisition related costs	2,103	2,884
Professional services	376	794
Payroll and related costs	112	787
Equipment purchases	564	323
Customer deposits	259	349
Accrued other	617	1,996

	$18,652	$18,148

(5)    Income Taxes

 No provision for federal or state income taxes has been recorded, as we have incurred net operating losses for all periods presented and it is more likely than not that the tax benefit of such losses will not be realized. As of December 31, 2003, we had net operating loss carryforwards of approximately $298.3 million available to reduce future federal and state income taxes, if any. If not utilized, these carryforwards expire at various dates through 2022. If substantial changes in our ownership should occur, as defined by Section 382 of the Internal Revenue Code (the "Code"), there could be annual limitations on the amount of carryforwards which can be realized in future periods. The Company has completed several financings since its inception and believes that it may have incurred an ownership change as defined under the Code.

The approximate income tax effects of temporary differences and carryforwards are as follows:

	December 31,
	2003	2002
	(in thousands)
Net operating loss carryforwards	$91,868	$103,535
Accruals	1,308	20,817
Depreciation	8,054	8,225
Accounts receivable	1,240	4,509
Other	1,704	(356)
Valuation allowance	(104,174)	(136,730)

	$—	$—

We have recorded a 100% valuation allowance against the net deferred tax asset as of December 31, 2003 and 2002, as we have determined that it is more likely than not that such assets will not be realized. The increase in the valuation allowance during the year primarily relates to the tax benefit associated with the increase in the net operating loss carryforward.

The major components of our income tax expense (benefit) for the years ended December 31 are:

	2003	2002	2001
	(in thousands)
Net operating loss carryforwards	$(11,667)	$27,056	$46,945
Deferred tax items	(20,888)	(6,199)	37,879
Valuation Allowance	32,555	(20,857)	(84,824)

	$—	$—	$—

(6)    Long-Term Debt

 Long-term debt consists of the following as of December 31:

	2003	2002
	(in thousands)
5 3/4% Convertible Subordinated Notes	$38,180	$88,530
11 1/2% Senior Secured Notes	25,175	—
Revolving line of credit	2,300	2,300
Capital lease obligations	2,271	8,109

	67,926	98,939
Less: Current portion	2,097	5,349

	$65,829	$93,590

5 3/4% Convertible Subordinated Notes—In March 2000, we issued $150.0 million aggregate principal amount of Notes, resulting in net proceeds to the Company of approximately $144.8 million. The Notes bear interest at the annual rate of 5 3/4% with interest payable on each March 15thand September 15th.. The Notes have no required principal payments prior to maturity on March 15, 2005 ("Maturity"). The

Notes are unsecured and subordinated to our capital lease obligations. Prior to Maturity, the Notes are convertible into common stock at a conversion price of $86.14 per share, subject to adjustment upon certain events as defined in the Note agreement. The Company may redeem some or all of the Notes at the following redemption prices for the three 12-month periods beginning March 20, 2003, expressed as a percentage of principal amount: 102.3%, 101.15% and 100%, respectively. In each case, the Company will also pay accrued but unpaid interest up to, but excluding the redemption date. We do not have any current plans to redeem a portion, or all, of these Notes.

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

As of December 31, 2003, we believe that a repurchase event has not occurred.

Gains on Exchanges and Repurchases of 5 3/4% Convertible Subordinated Notes—During 2003, we entered into agreements with principal holders of our 5 3/4% Convertible Subordinated Notes which resulted in the retirement of $50.4 million of such notes in exchange for new debt instruments at 50% of the face value of the retired Notes. Under the terms of the agreement, the holders of the retired Notes received $25.2 million of new, 11 1/2% Senior Secured Notes and warrants to purchase 4,915,416 shares of our Common Stock. Each warrant has an initial exercise price of $0.65 per share and is exercisable over a five-year term. The 11 1/2% Senior Secured Notes mature on January 15, 2005 and share in a second priority lien on our assets and are subordinated to our revolving line of credit with our bank.

In accordance with SFAS No. 15, "Accounting by Debtors and Creditors Regarding Troubled Debt Restructuring," we recorded a gain on the exchange of debt of approximately $16.6 million during the year ended December 31, 2003. SFAS No. 15 requires that the gain on the exchange be recorded net of the accrual for future interest payments on the new 11.5% Senior Secured Notes, the fair value of the warrants issued, the reduction of the net book value of the deferred financing costs originally capitalized with the issuance of our 5.75% Convertible Subordinated Notes and any other fees or costs. The fair value of $1,375,000 of the detachable warrants was estimated utilizing a valuation method similar to the Black-Scholes model. Assumptions utilized within the pricing model included a) a useful life of 5 years; b) volatility of 46%; c) no dividends; and d) a discount rate of 3%. While our future cash flows relating to interest payments will not be affected by the exchange, our future Statement of Operations will show, as required, a reduction of interest expense due to the accrual of the future interest payments on the 11.5% Senior Secured Notes within the gain.

The gain recognized in 2003 was calculated as follows:

2003 (in thousands)
Face value of surrendered 5 3/4% Convertible Subordinated Notes	$50,350
Less: Face value of issued 11 1/2% Senior Secured Notes	(25,175)
Future interest payments on 11.5% Senior Secured Notes	(5,527)
Fair value of warrants issued	(1,375)
Reduction of deferred debt financing costs	(723)
Professional fees	(935)

Gain	$16,615

During 2002 and 2001, we repurchased (as opposed to "redeemed") a portion of our outstanding 5 3/4% Convertible Subordinated Notes and recorded gains. The gains were calculated as follows:

	2002	2001
	(in thousands)
Carrying value of repurchased Notes	$40,588	$20,882
Less: Cost of repurchase of Notes	(13,993)	(5,863)
Write-off of deferred debt financing costs	(805)	(470)

Gain	$25,790	$14,549

Capital Lease Settlement—In August 2002, we completed an agreement with our primary equipment vendor to reduce our capital lease obligations and related future cash commitments. Under the terms of the agreement, we paid our vendor $28.5 million to purchase the leased assets. In exchange the vendor eliminated $63.8 million in existing debt, future interest obligations and other fees ($50.8 million in principal, $9.0 million in interest assuming the vendor debt was held to maturity, and $4.0 million in tax obligations). The difference between the cash paid and the recorded outstanding obligation on that date was accounted for as a reduction in the carrying value of the underlying capital assets.

Revolving Line of Credit and Term Loan—In December 2003, we amended and extended our revolving line of credit with our bank. The new $15.0 million revolving line of credit replaced two secured lines of credit that totaled $15.0 million. The revolving line of credit bears interest at the bank's prime rate plus 1%, matures on January 5, 2005 and is collateralized by substantially all of our assets. Borrowings under the revolving line of credit are on a formula basis and are limited to eligible accounts receivable. The revolving line of credit requires us to comply with various non-financial covenants and financial covenants, including minimum profitability. We were in compliance with all of these covenants as of December 31, 2003. As of December 31, 2003, we had $2.3 million in borrowings and unused borrowing capacity of $2.9 million, based on our borrowing formula, under the new revolving line of credit.

In December 2002, we entered into two secured lines of credit agreements with a bank totaling $15.0 million. In conjunction with the initiation of these credit lines, we issued a warrant to the bank for the purchase of 337,500 shares of our common stock at an exercise price of $0.337 per share. At December 31, 2002, we had $2.3 million in borrowings under these credit lines. In January 2004, the bank exercised its warrant in full, on a net issue basis, and received 272,876 shares of our common stock. As a result of the bank exercising its warrant on a net basis no cash was received by us.

In October 2001, we entered into a $4.0 million term loan which was to mature in April 2003. The term loan was bearing interest at the bank's prime rate plus 1/2% and required equal monthly repayments of principal of $133,000 plus accrued interest until maturity. As collateral, we deposited cash with the bank of approximately $8.9 million. In December 2002, the term loan was paid-off and the related cash collateral was released.

At December 31, 2003, we had outstanding letters of credit totaling $2.6 million.

Repayments of debt—Scheduled maturities of long-term debt as of December 31, 2003 are as follows:

Year	Capital Leases	Convertible Subordinated Notes	Senior Secured Notes	Revolving Credit Lines	Total
	(in thousands)
2004	$2,131	$—	$—	$—	$2,131
2005	221	38,180	25,175	2,300	65,876
2006	—	—	—	—	—
2007	—	—	—	—	—
2008	—	—	—	—	—
Thereafter	—	—	—	—	—
Total future minimum payments	2,352	38,180	25,175	2,300	68,007
Less: Amounts representing interest	81	—	—	—	81

Present value of minimum repayments	2,271	38,180	25,175	2,300	67,926
Less: Current portion of long-term debt	2,097	—	—	—	2,097

Long-term debt, net of current portion	$174	$38,180	$25,175	$2,300	$65,829

(7)    Stockholders' Equity

(a) Authorized Capital Stock    We have authorized for issuance 85,000,000 shares of common stock, $0.001 par value per share ("Common Stock") and 15,000,000 shares of preferred stock, $0.001 par value per share ("Preferred Stock").

(b) Reverse Stock Split    At a Special Meeting of Shareholders held on February 18, 2004, shareholders voted to give the iBasis board of directors authority to effect a reverse split of our common stock. The affirmative vote by shareholders permits our board of directors to choose to effect a reverse stock split of our common stock at a ratio of between one-and-a-half for one (1.5:1) and five for one (5:1). Alternatively, the board may choose not to affect such a split.

(c) Treasury Stock    During 2002, we negotiated a settlement of the 2,070,225 shares of our Common Stock that we placed into escrow in connection th the acquisition of PriceInteractive, Inc. in 2001. As a part of this settlement, 1,135,113 shares were returned to us and have been accounted for on the accompanying balance sheet as treasury stock, stated at the fair value of the shares on the date of the settlement.

(d) Stock Incentive Plan    Our 1997 Stock Incentive Plan (the "Plan") provides for the granting of restricted stock awards and incentive stock options ("ISOs") and nonqualified options to purchase shares of Common Stock to key employees, directors and consultants. Under the terms of the Plan, the exercise price of options granted shall be determined by the Board of Directors and for ISOs shall not be less than fair market value of our Common Stock on the date of grant. Options vest quarterly in equal installments over two to four years, provided that no options shall vest during the employees' first year of employment. The expiration date of each stock option shall be determined by the Board of Directors, but shall not exceed 10 years from the date of grant.

As a result of a special meeting of our stockholders, held in February 2001, the maximum number of shares of Common Stock that could be purchased under the Plan increased from 5.7 million to 9.0 million. In addition, as a result of that meeting, we assumed the PriceInteractive Stock Option Plan and all of the outstanding options to purchase the common stock of PriceInteractive, Inc. and converted such assumed options into options to purchase 1,021,434 shares of our Common Stock.

The following table summarizes the option activity for the years ended December 31, 2003, 2002 and 2001:

	Number of Shares	Exercise Price Per Share	Weighted Average Exercise Price
	(in thousands)
Outstanding, January 1, 2001	4,239	$0.03-$74.63	$8.76
Granted	4,523	0.43-3.71	2.16
Options assumed in connection with the acquisition of PriceInteractive, Inc.	1,021	0.85-5.89	2.52
Exercised	(706)	0.41-7.00	3.52
Forfeited	(1,309)	0.03-74.63	7.26

Outstanding, December 31, 2001	7,768	0.43-74.63	5.04
Granted	312	0.25-0.97	0.61
Exercised	(149)	0.50-2.13	0.82
Forfeited	(5,674)	0.37-74.63	6.06

Outstanding, December 31, 2002	2,257	0.25-28.75	2.02
Granted	4,710	0.38-1.54	1.02
Exercised	(128)	0.86-1.57	1.39
Forfeited	(507)	0.25-14.81	1.86

Outstanding, December 31, 2003	6,332	$0.25-$28.75	$1.35

Exercisable, December 31, 2003	2,216	$0.25-$28.75	$1.90

Exercisable, December 31, 2002	1,160	$0.43-$28.75	$2.29

Exercisable, December 31, 2001	1,694	$0.43-$74.63	$7.69

The following table summarizes information relating to currently outstanding and exercisable stock options as of December 31, 2003:

	Outstanding			Exercisable
Range of Exercise Prices	Outstanding Options	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Options Outstanding	Weighted Average Exercise Price
	(in thousands)			(in thousands)
$0.25 – $0.69	335	8.30	$0.50	128	$0.54
$0.72	997	7.86	$0.72	916	$0.72
$0.88 – $1.10	2,882	9.27	$0.91	371	$1.00
$1.24 – $3.10	1,729	9.34	$1.35	462	$1.53
$3.71 – $5.00	283	6.29	$4.46	247	$4.55
$11.00 – $13.50	94	6.39	$13.45	82	$13.44
$14.81 – $28.75	12	6.64	$16.63	10	$16.92

	6,332	8.84	$1.35	2,216	$1.90

At December 31, 2003, options to purchase 1,082,357 shares of Common Stock were available for future grants under the Plan.

We apply the accounting provisions prescribed in APB No. 25 and related Interpretations. In 1999 we issued stock options with an exercise price less than the fair market value of the Common Stock as determined for accounting purposes. Deferred compensation related to these stock options of approximately $2.4 million was recorded and was amortized over four years, the vesting period of those options. In connection with the 2001 acquisition of PriceInteractive, Inc., we assumed vested options with exercise prices that were less than the fair market value of our Common Stock as determined for accounting purposes. As such, we recorded approximately $1.8 million of deferred compensation which was amortized over the remaining life of those options of up to four years. Deferred compensation was reduced in 2002 due to the settlement with the former shareholders of PriceInteractive and due to the forfeit of options by Company employees. As of December 31, 2003, all deferred compensation had been amortized.

During 2001, we accelerated vesting on 92,500 to purchase common stock in relation to severance agreements with employees. Accordingly, the Company recorded non-cash compensation expense of approximately $0.2 million which is included in general and administrative expenses in the accompanying consolidated statement of operations for 2001.

Total compensation cost recognized in the statements of operations as a result of stock-based employee compensation awards was $0.1 million, $1.0 million and $1.4 million for the years ended December 31, 2003, 2002, and 2001, respectively.

(e) Stock Option Exchange Program    In December 2002 we announced an offer to exchange outstanding employee stock options in return for new stock options to be granted by us. In exchange for existing options, each option holder received a commitment to receive new options to be issued exercisable for the same number of shares of common stock tendered by the option holder and accepted for exchange. A total of 1,786,950 options were accepted for exchange under the exchange offers and, accordingly, were canceled in 2002. The new option grants were granted in the second quarter of 2003 at $1.24 per share, more than six months and one day from the date on which each exchange offer terminated. The new options granted to our employees vest quarterly over a two-year period.

(f) Employee Stock Purchase Plan    In 1999, our Board of Directors and stockholders approved the 1999 iBasis, Inc. Employee Stock Purchase Plan (the "ESPP"), which enables eligible employees to acquire shares of our Common Stock through payroll deductions. The ESPP is intended to qualify as an employee stock purchase plan under Section 423 of the Internal Revenue Code. The offering periods under the ESPP start on January 1 and July 1 of each year and end on June 30 and December 31 of each year, unless otherwise determined by the Board of Directors. During each offering period, an eligible employee may select a rate of payroll deduction from 1% to 10% of compensation, up to an aggregate of $12,500 in any offering period. The purchase price for common stock purchased under the ESPP is 85% of the lesser of the fair market value of the shares on the first or last day of the offering period. We issued 364,531 and 131,607 shares under the ESPP during 2002 and 2001, respectively. No shares were issued under the ESPP in 2003 and, at December 31, 2003, all shares authorized under the ESPP had been issued.

(g) Warrants    As described in Note 6 in 2003, we issued 4,915,416 warrant shares in connection with the exchange of our 5 3/4% Convertible Subordinated Notes for new 11 1/2% Senior Secured Notes. Each warrant share is exercisable into our common stock on a one-to-one basis at an exercise price of $0.65 per warrant share and are exercisable over a five-year term. In December 2002, in conjunction with the initiation of our bank credit lines, we issued a warrant to the bank for the purchase of 337,500 shares of our common stock at an exercise price of $0.337 per share. In January 2004, the bank exercised its warrant in full, on a net issue basis, and received 272,876 shares of our common stock. As a result of the bank exercising its warrant on a net issue basis no cash was received by us.

(h) Shares Issuable Upon Conversion of the 5 3/4% Convertible Subordinated Notes    At December 31, 2003, the outstanding balance of $38.2 million in 5 3/4% Convertible Subordinated Notes, issued in 2000, were convertible into 443,232 shares of our common stock at a conversion price of $86.14 per share.

(i) Reserved Shares    At December 31, 2003, we had 7,438,036 shares reserved for issuance under our Stock Incentive Plan and 5,252,916 shares reserved for exercise of stock warrants, which included 4,915,416 warrants relating to our 11 1/2% Senior Secured Notes and 337,500 warrants we had issued to our bank as well as 443,232 shares reserved for issuance upon conversion of the 5 3/4% Convertible Subordinated Notes. In January 2004, the bank exercised its warrant in full, on a net issue basis, and received 272,876 shares of our common stock.

(8)    Commitments and Contingencies

Operating Leases—We lease our administrative and operating facilities and certain equipment under non-cancelable operating leases, which expire at various dates through 2009. The future approximate minimum lease payments under such operating leases consist of the following:

(in thousands) Year
2004	$3,394
2005	2,233
2006	1,709
2007	1,709
2008	1,454
Thereafter	1,846

Total future minimum lease payments	$12,345

Total rent expense included in the consolidated statements of operations was approximately $3,669,000, $3,918,000, and $4,384,000 for the years ended December 31, 2003, 2002, and 2001, respectively.

Litigation—In addition to litigation that we have initiated or responded to in the ordinary course of business, we are currently party to the following potentially material legal proceedings:

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

The complaints are similar to each other and to hundreds of other complaints filed against other issuers and their underwriters, and allege violations of the Securities Act of 1933 and the Securities Exchange Act of 1934 primarily based on the assertion that there was undisclosed compensation received by our underwriters in connection with our public offerings. The plaintiffs are seeking an as-yet undetermined amount of monetary damages in relation to these claims. On September 4, 2001, the cases against iBasis were consolidated. On October 9, 2002, the individual defendants were dismissed from the litigation by stipulation and without prejudice. We believe that iBasis and the individual defendants have meritorious defenses to the claims made in the complaints and we intend to contest the lawsuits vigorously. Nevertheless, in deciding to pursue settlement, we considered, among other factors, the substantial costs and the diversion of our management's attention and resources that would be required by litigation. We cannot assure you that the settlement will be finalized, or that we will be fully covered by collateral or related claims from underwriters, and that we would be successful in resulting litigation. In addition, even though we have insurance and contractual protections that could cover some or all of the potential damages in these cases, or amounts that we might have to pay in settlement of these cases, an adverse resolution of one or more of these lawsuits could have a material adverse affect on our financial position and results of operations in the period in which the lawsuits are resolved. We are not presently able to estimate potential losses, if any, related to the lawsuits.

(8)    Commitments and Contingencies (Continued)

We are also party to collections suits for collection, related commercial disputes and claims from estates of bankrupt companies alleging that we received preferential payments from such companies prior to their bankruptcy filings. We intend to employ all available defenses in contesting claims against us. The results or failure of any suit may have a material adverse affect on our business.

(9)    Segment and Geographic Information

 SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," establishes standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to stockholders. It also establishes standards for related disclosures about products and services, and geographic areas. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. Our chief operating decision-making group is composed of the chief executive officer, members of senior management and the Board of Directors. We have viewed our operations and we manage our business principally as one operating segment.

The following table represents percentage revenue derived from individual countries:

	Year Ended December 31,
	2003	2002	2001
United States	57%	55%	58%
United Kingdom	16	11	13
China	3	10	13
Other	24	21	14

	100%	100%	100%

We did not have a customer that accounted for 10% or more of accounts receivable at December 31, 2003. We had one customer account for 17% of accounts receivable at December 31, 2002.

We had one customer, each year, account for 11%, 12%, and 14% of net revenue for the years ended December 31, 2003, 2002, and 2001, respectively.

The net book value of long-lived tangible assets by geographic area was as follows:

Geographic Location	2003	2002
	(in thousands)
North America	$16,930	$31,855
Europe	141	209
Asia	104	293

	$17,175	$32,357

(10)    Valuation and Qualifying Accounts

 The allowance for doubtful accounts reflects our best estimate of probable losses inherent in the account receivable balance. We determine the allowance based on known troubled accounts, historical experience, and other currently available evidence. Activity in the allowance for doubtful accounts is as follows:

Year Ended December 31,	Balance at Beginning of Year	Charged to costs and expenses	Write-offs and other	Recovery of previously reserved balance	Balance at End of Year
2001	$2,179	9,161	(5,473)	—	$5,867
2002	$5,867	10,026	(8,060)	—	$7,833
2003	$7,833	800	(1,236)	(4,269)	$3,128

(11)    Restructuring Costs

2001 Restructuring—During 2001, we announced a restructuring plan to better align our organization with our corporate strategy and recorded a charge of approximately $51.8 million in accordance with the criteria set forth in EITF 94-3 and SEC Staff Accounting Bulletin 100. The restructuring included the write-off of property and equipment, the termination of certain contractual obligations and the reduction in our workforce resulting in employee benefit costs.

The write-off of property and equipment related primarily to the abandonment and related costs of certain equipment in a limited number of our network data centers and internet central offices. As a result of adopting the Openwave platform for our former unified messaging business, certain equipment, which was previously deployed in our New York City and Cambridge, Massachusetts data centers, were no longer required. In addition, the write-down of equipment at internet central offices was related to our increasing focus within ours wholesale VoIP business on serving the largest international carriers (Tier One). Large Tier One carriers tend to maintain greater geographic footprints and the ability to cost efficiently connect their networks to our network. As a result, the equipment located in some of our internet central offices was no longer required and has therefore been written down to its estimated net realizable value.

The termination of contractual obligations represented the anticipated cost of negotiated settlements with providers of facility space and telecommunications circuits related to the network data centers and internet central offices which are no longer in operation.

The employee severance costs related to a reduction in our workforce of 136 full time employees on a worldwide basis, 71 of which were in research and development, 39 of which were in sales and marketing and the remaining 26 in general and administrative functions. These cost reduction measures were completed by the end of the second quarter of 2002.

The components of the 2001 Restructuring charge were as follows:

(in thousands)
Write-off of property and equipment	$42,629
Termination of contractual obligations	7,442
Employee severance costs	1,763

Total	$51,834

2002 Restructuring—During 2002, we announced cost reduction measures and recorded a charge of approximately $5.5 million in the accompanying consolidated statement of operations:

The write-off of fixed assets relates primarily to the closure and abandonment of our Miami and Singapore internet central offices. The costs include the write-off of leasehold improvements as well as a provision for termination costs for the facility space and telecommunication circuits. As we continued to focus on serving the largest international, Tier-One carriers who tend to maintain greater geographic footprints, we approved a plan to close the Miami and Singapore internet central offices and route traffic through our other central facilities. In addition, we wrote off certain assets which were considered to be impaired due to our plan to move to a new switchless architecture in our VoIP network.

The employee severance costs relate to a reduction in our workforce as we terminated 44 employees on June 28, 2002. Of these 44 people, 19 were within research and development, 10 were from sales and marketing and 15 were from general and administrative departments. These cost reduction measures were completed in the first quarter of 2003.

In addition, the 2002 restructuring expense was reduced by a change in estimated restructuring costs related to the 2001 restructuring and specifically related to a reduction in the estimated cost of terminating contractual lease obligations.

The components of the 2002 Restructuring charge were as follows:

(in thousands)
Write off of fixed assets and facilities costs	$2,427
Termination of contractual lease obligations	2,794
Employee severance costs	750
Less: Change in estimate of 2001 restructuring costs	(435)

Total restructuring and other non-recurring costs	$5,536

At December 31, 2003, accrued restructuring costs of approximately $2.2 million consisted of costs accrued for the termination of certain contractual obligations. At December 31, 2003 and 2002, the current portion of accrued restructuring costs were $0.8 million and $0.9 million and the long-term portion of accrued restructuring costs were $1.4 million and $2.3 million, respectively. A summary of accrued restructuring costs for the 2001 and 2002 Restructuring charges are as follows:

2001 Restructuring Charge:	Property and Equipment	Termination of Contractual Obligations	Employee Severance Costs	Total
Original charge	$42,629	$7,442	$1,763	$51,834
Less: write-off of property and equipment	42,258	—	—	42,258
Less: cash payments		4,232	1,460	5,692

Balance, December 31, 2001	371	3,210	303	3,884
Less: cash payments	—	2,640	303	2,943
Less: adjustments	371	64	—	435

Balance, December 31, 2002	—	506	—	506
Less: cash payments	—	325	—	325

Balance, December 31, 2003	$—	$181	$—	$181

2002 Restructuring Charge:	Property and Equipment	Termination of Contractual Obligations	Employee Severance Costs	Total
Original charge	$2,427	$2,794	$750	$5,971
Less: write-off of property and equipment	2,427	—	—	2,427
Less: cash payments		131	725	856

Balance, December 31, 2002	—	2,663	25	2,688
Less: cash payments	—	612	—	612

Balance, December 31, 2003	$—	$2,051	$25	$2,076

(12)    Other Long-Term Liabilites

 Other long-term liabilities at December 31, consist of the following:

	2003	2002
	(in thousands)
Accrued interest on 11 1/2% Senior Secured Notes	$1,303	$—
Restructuring charges	1,446	2,268

Total	$2,749	$2,268

(13)    Summary of Quarterly Information (Unaudited)

 Quarterly financial information for 2003 and 2002 is as follows:

2003	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
	(in thousands, except per share amounts)
Net revenue	$41,841	$39,119	$44,032	$53,167	$178,159
Total cost and operating expenses	49,254	47,312	48,796	56,207	201,569
Income (loss) from continuing operations	4,032	(5,505)	(5,633)	(3,832)	(10,938)
Income from discontinued operations	—	—	—	1,251	1,251

Net loss	$4,032	$(5,505)	$(5,633)	$(2,581)	$(9,687)

Basic and diluted net loss per share:
Income (loss) from continuing operations	$0.09	$(0.12)	$(0.13)	$(0.09)	$(0.24)
Income from discontinued operations	—	—	—	0.03	0.03

Net loss	$0.09	$(0.12)	$(0.13)	$(0.06)	$(0.21)

2002	First Quarter(1)	Second Quarter(1)	Third Quarter(1)	Fourth Quarter(1)(2)	Total Year(1)
	(in thousands, except per share amounts)
Net revenue	$41,726	$41,923	$38,359	$42,934	$164,942
Total cost and operating expenses	62,609	71,151	50,262	52,511	236,533
Loss from continuing operations	(14,124)	(19,655)	(11,194)	(11,528)	(56,501)
Loss (income) from discontinued operations	(3,839)	(61,531)	(531)	679	(65,222)

Net loss	$(17,963)	$(81,186)	$(11,725)	$(10,849)	$(121,723)

Basic and diluted net loss per share:
Loss from continuing operations	$(0.30)	$(0.44)	$(0.25)	$(0.26)	$(1.25)
Loss (income) from discontinued operations	(0.10)	(1.36)	(0.01)	0.02	(1.45)

Net loss	$(0.40)	$(1.80)	$(0.26)	$(0.24)	$(2.70)

(1)
Amounts vary from those originally filed on Form 10-Q due to the reclassification of the operating results of the Company's Speech Solutions Business as a discontinued operation beginning in the second quarter 2002.

(2)
The results for the fourth quarter 2002 include a restructuring charge of approximately $1.6 million.

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

During iBasis' fiscal years ended December 31, 2001 and 2000, and the subsequent interim period through May 14, 2002, there were no disagreements between iBasis and Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to Andersen's satisfaction would have caused them to make reference to the subject matter of the disagreement in connection with their reports.

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

During iBasis' fiscal years ended December 31, 2001 and 2000, and the subsequent interim period through May 14, 2002, iBasis did not consult with D&T with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on iBasis' consolidated financial statements, or any other matters or reportable events as set forth in Items 304(a)(2)(i) and (ii) of Regulation S-K.

Item 9A. Controls and Procedures

  (a)
  Evaluation of disclosure controls and procedures

As of December 31, 2003, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. Based upon that evaluation, the Company's management, including its Chief Executive Officer and the Chief Financial Officer, concluded that the Company's disclosure controls and procedures are effective.

  (b)
  Changes in internal controls

During the quarter ended December 31, 2003, there have not been any significant changes in the Company's internal controls over financial reporting that have materially affected, or are likely to materially affect, the Company's internal control over financial reporting.

PART III

Item 10. Directors and Executive Officers of the Registrant

        Information required by Part III, Item 10, regarding iBasis' directors may be found in iBasis' Proxy Statement relating to iBasis' annual meeting of stockholders to be held on May 24, 2004, and is incorporated herein by reference. Information relating to compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, may be found in the Proxy Statement and is incorporated herein by reference.

Item 11. Executive Compensation

Information required by Part III, Item 11, may be found in iBasis' Proxy Statement relating to iBasis' annual meeting of stockholders to be held on May 24, 2004, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by Part III, Item 12, may be found in iBasis' Proxy Statement relating to iBasis' annual meeting of stockholders to be held on May 24, 2004, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

Information required by Part III, Item 13, may be found in iBasis' Proxy Statement relating to iBasis' annual meeting of stockholders to be held on May 24, 2004, and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

Information relating to fees paid to the Company's independent auditors and certain related matters is set forth under the caption "Deloitte & Touche LLP Fees and Services" in the Proxy Statement and is incorporated by reference.

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

  (3)  Index to Exhibits:

Exhibit Number	Description
2.1	Asset Purchase Agreement, dated as of July 12, 2002, by and among iBasis, ISS and Purchaser (incorporated by reference from Exhibit 2.1 to the Registrant's Current Report on Form 8-K dated July 15, 2002 (file no. 000-27127)).
3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference from Exhibit 3.1 to the Registrant's Registration Statement on Form S-1 (file no. 333-96535)).
3.2	Amended and Restated By-Laws of the Registrant (incorporated by reference from Exhibit 3.2 to the Registrant's Registration Statement on Form S-1 (file no. 333-96535)).
4.1	Specimen Certificate for shares of the Registrant's common stock (incorporated by reference from Exhibit 4.1 to the Registrant's Registration Statement on Form S-1 (file no. 333-85545)).
10.1	Lease, dated January 8, 1999, as amended, between the Registrant and Rodger P. Nordblum and Peter C. Nordblum as Trustees of Northwest Associates under Declaration of Trust dated December 9, 1971 with respect to property located at 20 Second Avenue, Burlington, Massachusetts (incorporated by reference from Exhibit 10.1 to the Registrant's Registration Statement on Form S-1 (file no. 333-85545)).
10.2	Reserved.
10.3	Lease, dated as of August 7, 1998, between the Registrant and 111 Eighth Avenue LLC, relating to property located at 111 Eighth Avenue, New York, New York (incorporated by reference from Exhibit 10.3 to the Registrant's Registration Statement on Form S-1 (file no. 333-85545)).
10.4	Lease, dated December 11, 1998 between the Registrant and Downtown Properties L.L.C., with respect to property located at 611 Wilshire Boulevard, Los Angeles, California (incorporated by reference from Exhibit 10.4 to the Registrant's Registration Statement on Form S-1 (file no. 333-85545)).
10.5	Warrant, dated as of September 10, 1997, for the purchase of shares of preferred stock of the Company issued to TLP Leasing Programs, Inc. (incorporated by reference from Exhibit 10.5 to the Registrant's Registration Statement on Form S-1 (file no. 333-85545)).

10.6		Warrant, dated as of June 8, 1998, for the purchase of shares of preferred stock of the Company issued to TLP Leasing Programs, Inc. (incorporated by reference from Exhibit 10.6 to the Registrant's Registration Statement on Form S-1 (file no. 333-85545)).
10.7		Master Agreement of Terms and Conditions for Lease between the Registrant and Cisco Systems Capital Corporation, dated as of November 3, 1998, as amended (incorporated by reference from Exhibit 10.7 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2001 file no. 000-27127).
10.8	†	1997 Stock Incentive Plan of the Registrant (incorporated by reference from Exhibit 10.8 to the Registrant's Registration Statement on Form S-1 (file no. 333-85545).
10.9	†	Employment Agreement between the Registrant and Ofer Gneezy, dated as of August 11, 1997 (incorporated by reference from Exhibit 10.9 to the Registrant's Registration Statement on Form S-1 (file no. 333-85545) ).
10.10	†	Employment Agreement between the Registrant and Gordon J. VanderBrug, dated as of August 11, 1997. (incorporated by reference from Exhibit 10.10 to the Registrant's Registration Statement on Form S-1 (file no. 333-85545)).
10.11		Reserved.
10.12		Reserved.
10.13		Series B Convertible Preferred Stock Purchase Agreement, dated as of August 26, 1998, between the Registrant and the "Purchaser" parties thereto (incorporated by reference from Exhibit 10.14 to the Registrant's Registration Statement on Form S-1 (file no. 333-85545)).
10.14		Series C Convertible Purchase Agreement, dated as of July 12, 1999, between the Registrant and the "Purchaser" parties thereto (incorporated by reference from Exhibit 10.15 to the Registrant's Registration Statement on Form S-1 (file no. 333-85545)).
10.15		Second Amended and Restated Shareholders' Agreement, dated as of July 12, 1999, among the Registrant and the holders of the capital stock of the Registrant who become parties thereto (incorporated by reference from Exhibit 10.16 to the Registrant's Registration Statement on Form S-1 (file no. 333-85545).
10.16		First Amended and Restated Registration Rights Agreement, dated as of July 12, 1999, among the Registrant and the holders of the capital stock of the Registrant who become parties thereto (incorporated by reference from Exhibit 10.17 to the Registrant's Registration Statement on Form S-1 (file no. 333-85545)).
10.17		Shareholders Agreement, dated as of March 28, 1998, relating to VIP Calling (Hong Kong) Limited (incorporated by reference from Exhibit 10.18 to the Registrant's Registration Statement on Form S-1 (file no. 333-85545)).
10.18		Amendment No. 1 to the Shareholders Agreement, dated as of March 28, 1998, relating to VIP Calling (Hong Kong) Limited (incorporated by reference from Exhibit 10.19 to the Registrant's Registration Statement on Form S-1 (file no. 333-85545)).
10.19		Amendment No. 2 to the Shareholders Agreement, dated as of March 28, 1998, relating to VIP Calling (Hong Kong) Limited (incorporated by reference from Exhibit 10.20 to the Registrant's Registration Statement on Form S-1 (file no. 333-85545)).
10.20		Reserved.
10.21		Stock Restriction Agreement, dated as of August 26, 1998, between the Registrant and Ofer Gneezy and Gordon VanderBrug (incorporated by reference from Exhibit 10.22 to the Registrant's Registration Statement on Form S-1 (file no. 333-85545)).
10.22		Alliance Agreement, dated January 4, 1999, between the Registrant and Cisco Systems, Inc. (incorporated by reference from Exhibit 10.23 to the Registrant's Registration Statement on Form S-1 (file no. 33-85545) ).
10.23		Reserved.
10.24		Reserved.

10.25	†	1999 Employee Stock Purchase Plan of the Registrant, as amended (incorporated by reference from Exhibit 10.26 to the Registrant's Registration Statement on Form S-1 (file no. 333-96535)).
10.26		Lease, dated October 22, 1999, between the Registrant and Roger P. Nordblom and Peter C. Nordblom, as Trustees of N.W. Building 1 Associates under Declaration of Trust dated November 11, 1984 and filed with the Middlesex South Registry District of the Land Court as Document Number 674807 with respect to property located at 10 Second Avenue, Burlington, Massachusetts (incorporated by reference from Exhibit 10.28 to the Registrant's Registration Statement on Form S-1 (file no. 333-96535)).
10.27		Supply Contract, dated as of December 30, 1999, between the Registrant and Belle Systems A/S (incorporated by reference from Exhibit 10.30 to the Registrant's Registration Statement on Form S-1 (file no. 333-96535) ).
10.28		Offer Letter between the Registrant and Richard Tennant, dated as of September 17, 2001 and Employment Agreement, dated as of September 20, 2001 (incorporated by reference from Exhibit 10.30 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2001 (file no. 000-27127)).
10.29		Offer Letter between the Registrant and Paul Floyd, dated as of April 2, 2001 and Proprietary Information and Inventions Agreement dated April 12, 2001 (incorporated by reference from Exhibit 10.31 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2001 (file no. 000-27127)).
10.30		Loan and Security Agreement between the Registrant and Silicon Valley Bank, dated as of October 9, 2001 (incorporated by reference from Exhibit 10.32 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2001 (file no. 000-27127)).
10.31		Securities Exchange Agreement, dated January 30, 2003, by and among iBasis, Inc., iBasis Global, Inc., iBasis Securities Corporation, the Symphony Funds signatories thereto and U.S. Bank National Association, as Collateral Agent (incorporated by reference from Exhibit 4.1 to the Registrant's Current Report on Form 8-K dated January 30, 2003 (file no. 000-27127)).
10.32		Global Note dated January 30, 2003 (incorporated by reference from Exhibit 4.2 to the Registrant's Current Report on Form 8-K dated January 30, 2003 (file no. 000-27127)).
10.33		Warrant and Registration Rights Agreement, dated January 29, 2003, by and among iBasis, Inc. and U.S. Bank National Association, as Collateral Agent (incorporated by reference from Exhibit 4.3 to the Registrant's Current Report on Form 8-K dated January 30, 2003 (file no. 000-27127)).
10.34		Global Warrant Certificate dated January 30, 2003 (incorporated by reference from Exhibit 4.4 to the Registrant's Current Report on Form 8-K dated January 30, 2003 (file no. 000-27127)).
10.35		Security Exchange Agreement, dated January 30, 2003, by and among iBasis, Inc., iBasis Global, Inc., iBasis Securities Corporation, and U.S. Bank National Association, as Collateral Agent (incorporated by reference from Exhibit 4.5 to the Registrant's Current Report on Form 8-K dated January 30, 2003 (file no. 000-27127)).
10.36		Subordination Agreement, dated January 30, 2003, by and among iBasis, Inc., iBasis Global, Inc., iBasis Securities Corporation, Silicon Valley Bank, the Creditors party thereto, U.S. Bank National Association, as Collateral Agent and Fiscal Agent (incorporated by reference from Exhibit 4.6 to the Registrant's Current Report on Form 8-K dated January 30, 2003 (file no. 000-27127)).
10.37		Fiscal Agency Agreement, dated January 30, 2003, by and among iBasis, Inc., iBasis Global, Inc., iBasis Securities Corporation, and U.S. Bank National Association, as Fiscal Agent (incorporated by reference from Exhibit 4.7 to the Registrant's Current Report on Form 8-K dated January 30, 2003 (file no. 000-27127)).

10.38	Guarantee, dated January 30, 2003, by and between iBasis Securities Corporation and U.S. Bank National Association, as Collateral Agent (incorporated by reference from Exhibit 4.7 to the Registrant's Current Report on Form 8-K dated January 30, 2003 (file no. 000-27127)).
10.39	Security Exchange Agreement, dated February 21, 2003, by and among iBasis, Inc., iBasis Global, Inc., iBasis Securities Corporation, and U.S. Bank National Association, as Collateral Agent.
10.40	Global Note, dated February 21, 2003.
10.41	Global Warrant Certificate, dated February 21, 2003.
10.42	Amendment 1 to Securities Exchange Agreement, dated February 21, 2003, by and among iBasis, Inc., iBasis Global, Inc., iBasis Securities Corporation, JMG Triton Offshore Fund Limited CITCO signatories thereto and U.S. Bank National Association, as Collateral Agent.
10.43	Amendment No. 1 to Fiscal Agency Agreement, dated February 21, 2003, by and among iBasis, Inc., iBasis Global, Inc., iBasis Securities Corporation, and U.S. Bank National Association, as Fiscal Agent.
10.44	Amended and Restated Warrant and Registration Rights Agreement dated February 21, 2003, by and among iBasis, Inc. and U.S. Bank National Association, as Warrant Agent.
10.45	Collateral Agency and Intercreditor Agreement as of February 21, 2003, by and among U.S. Bank National Association, as Collateral Agent, the Exchanging Holders (as defined therein), iBasis Inc., iBasis Global, Inc. and iBasis Securities Corporation.
10.46	Guarantee, dated February 21, 2003, by and between iBasis Securities Corporation and U.S. Bank National Association, as Collateral Agent.
10.47	Security Agreement dated as of February 21, 2003, by and among iBasis, Inc., iBasis Global, Inc., iBasis Securities Corporation and U.S. Bank National Association, as Collateral Agent.
10.48	Master Agreement to Lease Equipment (incorporated by reference from Exhibit 99.3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (file no. 000-27127)).
10.49	Settlement Agreement made as of August 2, 2002 among Cisco Systems Capital Corporation, Cisco Systems, Inc and iBasis, Inc.(incorporated by reference from Exhibit 99.4 to the Registrant's Annual Report on Form 10-Q for the quarter ended September 30, 2002 (file no. 000-27127)).
10.50	Bill of Sale pursuant to the Settlement Agreement made as of August 2, 2002 among Cisco Systems Capital Corporation, Cisco Systems, Inc and iBasis, Inc. (incorporated by reference from Exhibit 99.5 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (file no. 000-27127)).
10.51	Silicon Valley Bank Loan and Security Agreement, dated December 30, 2002, by and among Silicon Valley Bank, the Registrant and iBasis Global, Inc. (incorporated by reference from Exhibit 99.2 to the Registrant's Current Report on Form 8-K dated December 31, 2002 (file no. 000-27127)).
10.52	Export-Import Bank Loan and Security Agreement, dated December 30, 2002, by and among Silicon Valley Bank, the Registrant and iBasis Global, Inc. (incorporated by reference from Exhibit 99.3 to the Registrant's Current Report on Form 8-K dated December 31, 2002 (file no. 000-27127)).
10.53	Side Letter, dated February 5, 2003, by and among iBasis, Inc. and the Symphony Funds signatories thereto (incorporated by reference from Exhibit 99.2 to the Registrant's Current Report on Form 8-K dated December 31, 2002 (file no. 000-27127)).
10.54	Global Note of the Registrant dated May 29, 2003 (incorporated by reference from Exhibit 4.2 of the Registrant's Quarterly Report on Form 10-Q for period ended June 30, 2003 (file no. 000-27127)).

10.55	Global Warrant Certificate of the Registrant dated May 29, 2003 (incorporated by reference from Exhibit 4.2 of the Registrant's Quarterly Report on Form 10-Q for period ended June 30, 2003 (file no. 000-27127) ).
10.56	Third modification to the loan agreement, dated December 30, 2002, evidenced by, among other documents, a certain Loan and Security Agreement dated as of December 30, 2002 between iBasis, iBasis Global, Inc. and Silicon Valley Bank, as amended by a certain First Loan Modification Agreement dated as of January 30, 2003 (as amended, the "Loan Agreement." ((incorporated by reference from Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q for period ended June 30, 2003 (file no. 000-27127)).
10.57	Joinder Agreement, dated May 29, 2003, by and among iBasis, Inc., iBasis Global, Inc., U.S. Bank National Association, as Collateral Agent, and the Acceding Holders (as defined therein).
10.58	Registration Rights Agreement, dated May 29, 2003, by and among iBasis, Inc. and the Holders (as defined therein).
10.59	Amendment No. 2 to Fiscal Agency Agreement, dated May 29, 2003, by and among iBasis, Inc., iBasis Global, Inc., and U.S. Bank National Association as fiscal agent (incorporated by reference from Exhibit 10.4 of the Registrant's Quarterly Report on Form 10-Q for period ended June 30, 2003 (file no. 000-27127)).
10.60	Fourth modification to the loan agreement dated December 30, 2002, evidenced by, among other documents, a certain Loan and Security Agreement dated as of December 30, 2002 between iBasis, Inc., iBasis Global, Inc. and Silicon Valley Bank (incorporated by reference from Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q for period ended September 30, 2003 (file no. 000-27127)).
10.61	Amended and Restated Loan and Security Agreement dated December 29, 2003, evidenced by, among other documents, a certain Amended and Restated Loan and Security Agreement dated as of December 29, 2003 between iBasis, Inc. and Silicon Valley Bank.
16.1	Amended letter of Arthur Andersen LLP regarding change in certifying accountant (incorporated by reference from Exhibit 16.1 to the Registrant's Current Report on Form 8-K dated May 20, 2002 (file no .000-27127) ).
21.1	Significant Subsidiaries of the Registrant.
23.1	Consent of Deloitte & Touche LLP.
31.1	Certificate of iBasis, Inc. Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certificate of iBasis, Inc. Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certificate of iBasis, Inc Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certificate of iBasis, Inc Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†
Represents a management contract or compensatory plan or arrangement.

(B) Reports on Form 8-K during the fourth quarter of fiscal 2003:

On November 5, 2003, the Company filed a Form 8-K related to the press release regarding financial results for the three months ended September 30, 2003.

SIGNATURES

 Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

IBASIS, INC.
	By:	/s/ OFER GNEEZY Ofer Gneezy President and Chief Executive Officer
February 27, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Name	Title	Date

/s/ OFER GNEEZY Ofer Gneezy	President and Chief Executive Officer and Director (Principal Executive Officer)	February 27, 2004
/s/ GORDON J. VANDERBRUG Gordon J. VanderBrug	Executive Vice President and Director	February 27, 2004
/s/ RICHARD TENNANT Richard Tennant	Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)	February 27, 2004
/s/ CHARLES N. CORFIELD Charles N. Corfield	Director	February 27, 2004
/s/ W. FRANK KING W. Frank King	Director	February 27, 2004
/s/ DAVID LEE David Lee	Director	February 27, 2004
/s/ CHARLES SKIBO Charles Skibo	Director	February 27, 2004

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

Dan Powdermaker
Senior Vice President, Worldwide Sales

Paul H. Floyd
Senior Vice President, R&D, Engineering and Operations

Transfer Agent and Registrar:

Equiserve
150 Royall Street
Canton, MA 02021

Annual Meeting Date:

iBasis, Inc. will conduct its annual meeting of stockholders on Monday, May 24, 2004, 10:00 a.m. at the Corporate Headquarters.

Corporate Headquarters:

iBasis, Inc.
20 Second Avenue
Burlington, MA 01803
www.ibasis.com