Form 10-Q
period 2004-03-31
IBASIS INC
filed 2004-05-11
CIK 1091756

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒                        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

As of April 27, 2004, there were 45,881,329 shares of the Registrant’s Common Stock, par value $0.001 per share, outstanding.

iBASIS, INC.
Index

  Part I – Financial Information

iBasis, Inc.

Condensed Consolidated Balance Sheets

(unaudited)

	March 31, 2004	December 31, 2003
	(in thousands, except per share data)
Assets
Cash and cash equivalents	$15,892	$17,270
Accounts receivable, net of allowance for doubtful accounts of $3,142 and $3,128, respectively	21,449	21,767
Prepaid expenses and other current assets	3,159	5,295
Total current assets	40,500	44,332

Property and equipment, at cost:
Network equipment	67,237	67,441
Equipment under capital lease	9,558	9,558
Computer software	8,689	8,387
Leasehold improvements	6,429	6,414
Furniture and fixtures	1,066	1,062
	92,979	92,862
Less: Accumulated depreciation and amortization	(79,211)	(75,687)
Property and equipment, net	13,768	17,175

Deferred debt financing costs, net	259	326
Long term investment in non-marketable security	—	5,000
Other assets	354	705
Total assets	$54,881	$67,538
Liabilities and Stockholders’ Deficit
Accounts payable	$17,947	$19,902
Accrued expenses	18,479	18,652
Deferred revenue	1,544	417
Current portion of long-term debt	66,939	2,097
Total current liabilities	104,909	41,068

Long term debt, net of current portion	—	65,829
Other long term liabilities	1,353	2,749

Stockholders’ deficit:
Common stock, $0.01 par value, authorized – 85,000 shares; issued – 46,270 and 45,913 shares, respectively;	46	46
Treasury stock; 1,135 shares at cost	(341)	(341)
Additional paid-in capital	370,462	370,393
Accumulated deficit	(421,548)	(412,206)
Total stockholders’ deficit	(51,381)	(42,108)
Total liabilities and stockholders’ deficit	$54,881	$67,538

The accompanying notes are an integral part of these condensed consolidated financial statements.

iBasis, Inc.
Condensed Consolidated Statements of Operations
(unaudited)

	Three Months Ended March 31,
	2004	2003
	(in thousands, except per share data)
Net revenue	$57,008	$41,841
Costs and operating expenses:
Data communications and telecommunications (excluding depreciation and amortization)	48,590	34,927
Research and development	3,538	3,683
Selling and marketing	2,001	1,994
General and administrative	2,953	2,509
Depreciation and amortization	3,524	6,113
Non-cash stock-based compensation	—	28
Total cost and operating expenses	60,606	49,254

Loss from operations	(3,598)	(7,413)

Interest income	14	70
Interest expense	(739)	(1,427)
Gain on bond exchanges	—	12,900
Impairment of investment in long-term non-marketable security	(5,000)	—
Other expenses, net	(19)	(98)

Net (loss) income	$(9,342)	$4,032

Basic and diluted net (loss) income per share:
Basic	$(0.21)	$0.09
Diluted	$(0.21)	$0.09

Weighted average common shares outstanding:
Basic	45,061	44,650
Diluted	45,061	44,738

The accompanying notes are an integral part of these condensed consolidated financial statements.

iBasis, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended March 31,
	2004	2003
	(in thousands)
Cash flows from operating activities:

Net (loss) income	$(9,342)	$4,032
Adjustments to reconcile net loss to net cash used in operating activities
Gain on bond exchanges	—	(12,900)
Depreciation and amortization	3,524	6,113
Amortization of deferred debt financing costs	67	116
Amortization of deferred compensation	—	28
Bad debt expense	—	300
Impairment of investment in long-term non-marketable security	5,000	—
Changes in assets and liabilities
Accounts receivable	318	2,758
Prepaid expenses and other current assets	(472)	284
Other assets	351	(140)
Accounts payable	(1,955)	(2,685)
Accrued expenses	(173)	(1,845)
Deferred revenue	1,127	—
Other long term liabilities	(1,396)	(255)
Net cash used in continuing operating activities	(2,951)	(4,194)

Cash flows from investing activities:
Purchases of property and equipment	(117)	(500)
Adjustments to proceeds from sale of Speech Solutions Business	—	(736)
Proceeds from earn-out receivable related to sale of Speech Solutions Business	1,108	—
Proceeds from receipt of escrow receivable related to sale of Speech Solutions Business	1,500	—
Net cash provided by (used in) investing activities	2,491	(1,236)

Cash flows from financing activities:
Bank borrowings	2,300	2,300
Payments of bank borrowings	(2,300)	(2,300)
Payments of principal on capital lease obligations	(987)	(2,088)
Professional fees paid for exchange of bonds	—	(678)
Proceeds from exercises of common stock options	69	—
Net cash used in financing activities	(918)	(2,766)

Net decrease in cash and cash equivalents	(1,378)	(8,196)
Cash and cash equivalents, beginning of period	17,270	32,316
Cash and cash equivalents, end of period	$15,892	$24,120

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$2,668	$2,676

Supplemental disclosure of non-cash investing and financing activities:
Exchange of 5¾% Convertible Subordinated Notes for 11½% Senior Secured Notes:
Face value of 5¾% Convertible Subordinated Notes surrendered	$—	$38,150
Face value of 11½% Senior Secured Notes issued	$—	$19,075
Future interest payments on 11½% Senior Secured Notes	$—	$4,387
Fair value of warrants issued	$—	$542
Reduction in deferred financing costs	$—	$568
Cashless exercise of warrant for 273 shares	$—	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

iBasis, Inc.
Condensed Notes to Consolidated Financial Statements

(1) Business, Management Plans and Presentation

Business––We are an international telecommunications carrier that utilizes the Internet to provide economical international telecommunications services.  Our continuing operations consist primarily of our Voice-Over-Internet-Protocol, or (“VoIP”), business.  We offer wholesale services through our worldwide network to carriers, telephony resellers and others around the world by operating through various service agreements with local service providers in the United States, Europe, Asia, the Middle East, Latin America, Africa and Australia. During the third quarter of 2003, we introduced our retail prepaid calling card services and have marketed such services primarily to ethnic communities within major domestic markets through distributors.

We have a history of operating losses and, as of March 31, 2004, our accumulated deficit was $421.5 million and our stockholders’ deficit was $51.4 million and we used $3.0 million and $3.2 million in cash from operations in the first quarter ended March 31, 2004 and the year ended December 31, 2003, respectively.  These results are primarily attributable to the expenditures necessary to build our network and develop and expand our market.  We have $66.9 million of debt obligations due within the next twelve months, including $25.2 million of 11½% Senior Secured Notes due in January 2005 and $38.2 million of 5¾% Convertible Subordinated Notes due in March 2005.  On April 28, 2004, in connection with our filing of an S-4 registration statement, we announced our intention to make a public exchange offer for $38.2 million of our 5¾% Convertible Subordinated Notes and to also refinance our $25.2 million of 11½% Senior Secured Notes contemporaneously with the public exchange offer.

Management Plans — We continue to expand our market share in VoIP telecommunications services by expanding our customer base and by introducing cost-effective solutions for our customers to interconnect with our network.  During the first quarter of 2004, we introduced our DirectVoIP service which eliminates the need for certain switches for our customers to interconnect to our network, thus reducing capital equipment costs for both us and our customers.  Our strategy is to continue the deployment of our retail prepaid calling card services which leverage our international VoIP network with our real time back office systems, and have the potential to deliver higher margins and improve cash flow.  In addition, we continue to increase the traffic we terminate to mobile phones, which generally delivers higher average revenue per minute and margins than typical fixed-line traffic.  We also continue to control operating expenses and capital expenditures, as well as to monitor and manage accounts payable and accounts receivable and restructure existing debt to enhance cash flow.

Our plans include:

• expanding our market share for our retail prepaid calling card services;

• increasing revenues generated through mobile phone terminations;

• increase our customer base by introducing cost-effective solutions to interconnect with our network;

• use of our switchless architecture which eliminates the need for costly telecommunications switches and other equipment, and

• aggressive management of credit risk,

• successfully completing the refinancing plan we announced on April 28, 2004, which includes an exchange offer for our 5¾% Convertible Subordinated Notes due in March 2005 and refinancing of our 11½% Senior Secured Notes due in January 2005.

From 2001 through 2003, we took a series of actions to reduce operating expenses, restructure operations, reduce outstanding debt and provide additional liquidity.  Such actions primarily included:

• reductions in workforce and consolidation of Internet Central Offices,

• sale of our previous messaging business and the assets associated with our previous Speech Solutions business,

• settlement of certain capital lease agreements,

• repurchase of a portion of our 5¾%% Convertible Subordinated Notes for cash,

• exchange of a portion of our 5¾% Convertible Subordinated Notes for 11½% Senior Secured Notes and warrants to purchase common stock, and

• establishment of a new credit facility with a bank.

As a result of our past restructuring programs and our continued focus on controlling expenses, our research and development, selling and marketing and general and administrative expenses, in total, declined to $28.6 million in 2003 from $53.2 million in 2002.  In addition, our data communications and telecommunications costs have declined to 85.2% of net revenue for the first quarter of 2004 from 85.8% of net revenue for 2003 from 86.6% of net revenue for 2002.

We anticipate that the March 31, 2004 balance of $15.9 million in cash and cash equivalents will be sufficient to fund operations for the next twelve months.  On April 28, 2004, as noted above, we announced our intention to make a public exchange offer for $38.2 million of our 5¾% Convertible Subordinated Notes and to also refinance our $25.2 million of 11½% Senior Secured Notes contemporaneously with the public exchange offer.  We have secured a commitment of approximately $25.2 million from a third party funding source to prepay these notes.  However, in the event we fail to execute on our plan, we experience events described in “Risk Factors”, or that circumstances currently unknown or unforeseen by us arise, we may not succeed in re-capitalizing the Company, or be able to obtain additional funding to allow us to meet our debt obligations.

Presentation–– The unaudited consolidated financial statements presented herein have been prepared by us and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair presentation. Interim results are not necessarily indicative of results for a full year.

The unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to those rules and regulations, but we believe that the disclosures are adequate to make the information presented not misleading. The condensed consolidated financial statements and notes included herein should be read in conjunction with the consolidated financial statements and notes in our Annual Report on Form 10-K for the year ended December 31, 2003.

(2) Stock Based Compensation

We account for stock-based compensation in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” using the intrinsic-value method as permitted by Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation.”  SFAS No. 123 encourages, but does not require, the recognition of compensation expense for the fair value of stock options and other equity instruments issued to employees and non-employee directors.

At March 31, 2004, we had one stock-based employee compensation plan.  The following table illustrates the effect on net income or net loss, and net income or net loss per share, if we had applied the fair value recognition provisions of SFAS No. 123.

	Three Months Ended March 31,
	2004	2003
	(In thousands)
Net (loss) income :

As reported	$(9,342)	$4,032
Deduct: Stock-based employee compensation expense included in reported net (loss) income	—	29
Add: Total stock-based employee compensation expense determined under fair value based method for all awards	(788)	(53)

Pro forma	$(10,130)	$4,007)
Basic and diluted net (loss) income per share:

As reported	$(0.21)	$0.09

Pro forma	$(0.22)	$0.09

We estimate the fair value of our stock-based awards to employees using the Black-Scholes option pricing model.  The Black-Scholes model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable.  In addition, the Black-Scholes model required the input of highly subjective assumptions including the expected stock price volatility.  Because stock-based awards to employees have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in our opinion, the existing models do not necessarily provide a reliable single measure of the fair value of stock-based awards to employees.  The fair value of stock-based awards to employees was estimated assuming no expected dividends and the following weighted average assumptions.

	Three Months Ended March 31,
	2004	2003
Risk free interest rate	3.00%	3.00%
Dividend yield	0.0%	0.0%
Expected life	5 years	5 years
Volatility	139%	140%
Fair value of options granted	$1.61	$0.35

(3) Discontinued Operations

Loss from discontinued operations. On July 15, 2002 we completed the sale of substantially all the assets of our Speech Solutions Business for $18.5 million in cash ($1.5 million of this amount was held in escrow until March 2004). The loss from discontinued operations has been recorded under the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets.”  In the fourth quarter of 2003, we recognized additional consideration of $1.3 million for an earn-out payment based on the achievement of certain 2003 revenue-based milestones associated with this business.  The cash payment associated with the earn-out was $1.1 million and was received in February 2004.  In addition, in March 2004, we received the balance that had been held in escrow from the sale of this business since July 2002.  We received $1.5 million in cash associated with this escrow balance.  However, certain provisions of the escrow agreement remain in effect until July 2004.  There are no further payments to be made to us relating to the sale of our former Speech Solutions Business.

(4)  Long-term investment in non-marketable security

Our long-term investment in a non-marketable security represents an equity investment in a privately-held company that was made in 2000 in connection with a round of financing with other third-party investors. As our investment does not permit us to exert significant influence or control over the entity in which we have invested, the recorded amount represents our cost of the investment less any adjustments we make when we determine that an investment’s carrying value is other than temporarily impaired.

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

Based on our evaluation for the quarter ended March 31, 2004, we determined that our investment in this privately-held company has been other than temporarily impaired and, as a result, we recorded a $5.0 million non-cash charge to continuing operations for the first quarter of 2004.   Our evaluation considered the investee’s current cash position, its historical and planned operating results, as well as the status of its current fund raising activities to support its continued operations.

(5) Accrued Restructuring Costs

During 2001 and 2002, the Company announced a restructuring plan to better align the organization with its corporate strategy and recorded a charge to its Statements of Operations in those periods in accordance with the criteria set forth in EITF 94-3 and SEC Staff Accounting Bulletin 100. The restructuring included the write-off of property and equipment, the termination of certain contractual obligations and the reduction in the Company’s workforce resulting in employee benefit costs.

As of March 31, 2004, the accrued restructuring costs consisted of costs accrued for the termination of certain contractual obligations.  A summary of the accrued restructuring costs for the three months ended March 31, 2004 is as follows:

2001 Restructuring Charge:

(In thousands)
Termination of Contractual Obligations
(In thousands)
Accrual as of December 31, 2003	$181
Payment of termination of contractual obligations	38

Accrual as of March 31, 2004	$143

2002 Restructuring Charge:

	Termination of Contractual Obligations	Employee Severance Costs	Total
	(In thousands)
Accrual as of December 31, 2003	$2,051	$25	$2,076
Payment of termination of contractual obligations	137	25	162

Accrual as of March 31, 2004	$1,914	$—	$1,914

(6) Long-Term Debt

 Long-term debt consists of the following:

	March 31, 2004	December 31, 2003
	(In thousands)
5¾% Convertible Subordinated Notes, due in March, 2005	$38,180	$38,180
11½% Senior Secured Notes, due in January, 2005	25,175	25,175
Capital lease obligations	1,284	2,271
Revolving line of credit	2,300	2,300

Total long term debt	66,939	67,926

Less-current portion	66,939	2,097

Long term debt, net of current portion	$—	$65,829

In December 2003, we amended and extended our revolving line of credit with our bank.  The new $15.0 million revolving line of credit replaced two secured lines of credit that totaled $15.0 million.  The revolving line of credit bears interest at the bank’s prime rate plus 1%, matures on January 5, 2005 and is collateralized by substantially all of our assets.  Borrowings under the revolving line of credit are on a formula basis and are limited to eligible accounts receivable.  The revolving line of credit requires us to comply with various non-financial covenants and financial covenants, including minimum profitability.  We were in compliance with all of these covenants as of March 31, 2004.  As of March 31, 2004, we had $2.3 million in borrowings and unused borrowing capacity of $1.8 million, based on our borrowing formula, under the revolving line of credit.

At March 31, 2004, we had outstanding letters of credit totaling $2.0 million.

Refinancing Plan

On April 28, 2004, we filed a Registration Statement on Form S-4 with the Securities and Exchange Commission relating to a proposed offer to exchange approximately $38.2 million principal amount of our existing 5¾% Convertible Subordinated Notes due 2005 for the principal amount of new 6¾% Convertible Subordinated Notes due 2009.  The new notes will be issued in principal amounts equal to the principal amounts of notes tendered.  The 6¾% Convertible Subordinated Notes will be convertible into our common stock at a fixed price of $1.85 per share. The old notes were convertible into our common stock at a fixed price of $86.14 per share. The new notes, like the existing notes, will be general unsecured obligations of the Company. The terms of the new notes will be substantially similar to those of the existing notes. The purpose of the exchange offer will be to offer holders of the existing notes an increase in yield and a significant decrease in the conversion price in return for an extension of the maturity of the notes.

The intended exchange offer will be subject to the satisfaction or waiver of several conditions, including that a minimum number of the principal amount of the existing notes has been validly tendered and not withdrawn. We expect that the exchange offer will be completed by the end of the third quarter of 2004, assuming the conditions to the offer have been met.

Contemporaneously with the closing of the exchange offer, we intend to refinance our 11½% Senior Secured Notes due in January 2005 by repurchasing these notes pursuant to a note repurchase, exchange and termination agreement with the majority holders thereof.  In connection with the prepayment of the 11½% Senior Secured Notes, we intend to terminate the various securities exchange agreements between us and the holders of these notes.  In consideration of such prepayment and termination, we will issue to the holders of these notes warrants to purchase 5,176,065 shares of our common stock.  These warrants will have an exercise price of $1.85 per share and shall be exercisable for a period of three years from the date of issuance. We intend to register the shares of common stock underlying these warrants for resale by the holders of the existing senior notes, pursuant to the terms of a registration rights agreement to be entered into by and among us and the warrant holders.

We have secured a commitment of approximately $25.2 million from a third party funding source to prepay these notes. Under this commitment, we would issue new secured convertible notes to the third party financing source or sources in the aggregate principal amount of $25.2 million.  We expect that the new secured convertible notes will have an interest rate of 8% per annum, will be convertible into our common stock at a fixed price of $1.85 per share, and will mature three years from the date of issuance.  Notwithstanding the existing financing commitment, the prepayment may be financed by any number of other financing sources available or that become available to us on terms as favorable, or more favorable, than those in the commitment from our third party funding source.

(7) Gain on Exchanges of 5¾% Convertible Subordinated Notes

During the year ended December 31, 2003, we entered into agreements with principal holders of our 5¾% Convertible Subordinated Notes which resulted in the retirement of $50.4 million of such notes in exchange for new debt instruments at 50% of the face value of the retired notes. Under the terms of the agreement, the holders of the retired notes received $25.2 million of 11½% Senior Secured Notes and warrants to purchase 4,915,416 shares of our common stock. Each warrant has an initial exercise price of $0.65 per share and is exercisable over a five-year term. The 11½% Senior Secured Notes mature on January 15, 2005 and share in a second priority lien on our assets and are subordinated to our revolving line of credit with our bank.

In accordance with SFAS No. 15, “Accounting by Debtors and Creditors Regarding Troubled Debt Restructuring,” we recorded a gain on the exchange of approximately $12.9 million and $16.6 million during the three months ended March 31, 2003 and the year ended December 31, 2003, respectively.  SFAS No. 15 requires that the gain on the exchange be recorded net of the accrual for future interest payments on the 11½% Senior Secured Notes, the fair value of the warrants issued, the reduction of the net book value of the deferred financing costs originally capitalized with the issuance of our 5¾% Convertible Subordinated Notes and any other fees or costs.

The gain recognized for the debt exchanges that occurred in the three months ended March 31, 2003 was calculated as follows:

Three Months Ended March 31, 2003
(In thousands)
Face value of surrendered 5.75% Convertible Subordinated Notes	$38,150
Less: Face value of issued 11.5% Senior Secured Notes	(19,075)
Future interest payments on 11.5% Senior Secured Notes	(4,387)
Fair value of warrants issued	(542)
Reduction of deferred debt financing costs	(568)
Professional fees	(678)
Gain	$12,900

(8) Net (Loss) Income Per Share

Basic and diluted net loss per common share are determined by dividing net loss by the weighted average common shares outstanding during the period.  Basic net loss per share and diluted net loss per share are the same, as the outstanding common stock options, common shares issuable upon conversion of the 5 ¾% Convertible Subordinated Notes and warrants to purchase common shares are anti-dilutive.  Basic net income per common share is determined by dividing net income by the weighted average common shares outstanding during the period.  Diluted net income per common share is determined by dividing the net income by the weighted average common shares, which includes weighted average common shares outstanding and weighted average outstanding common stock options, common shares issuable upon conversion of the 5 ¾% Convertible Subordinated Notes and warrants to purchase common shares.

The following common shares have been excluded from the computation of basic net income or loss for the periods presented:

	As of March 31,
	2004	2003
	(In thousands)
Options to purchase common shares	6,213	2,276
Shares to be issued upon conversion of 5¾% Convertible Subordinated Notes	443	585
Warrants to purchase common shares issued in connection with the 11½% Senior Secured Notes	4,915	3,799
Total shares excluded	11,572	6,660

(9) Recently Adopted Accounting Pronouncements

In January 2004, we adopted the following accounting pronouncement:

•                  In January and December 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46 (“FIN 46”) and No. 46, revised (“FIN 46R”), “Consolidation of Variable Interest Entities.”  These statements, which address accounting for entities commonly known as special-purpose or off-balance sheet, require consolidation of certain interests or arrangements by virtue of holding a controlling financial interest in such entities.  The adoption of FIN 46 and FIN 46R did not have a material impact on our consolidated results of operations, financial position or cash flows.

(10) Contingencies

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

The complaints are similar to each other and to hundreds of other complaints filed against other issuers and their underwriters, and allege violations of the Securities Act of 1933 and the Securities Exchange Act of 1934 primarily based on the assertion that there was undisclosed compensation received by our underwriters in connection with our public offerings. The plaintiffs are seeking an as-yet undetermined amount of monetary damages in relation to these claims. On September 4, 2001, the cases against iBasis were consolidated. On October 9, 2002, the individual defendants were dismissed from the litigation by stipulation and without prejudice.  We believe that iBasis and the individual defendants have meritorious defenses to the claims made in the complaints and should it ever become necessary we intend to contest the lawsuits vigorously. Nevertheless, in deciding to pursue settlement, we considered, among other factors, the substantial costs and the diversion of our management’s attention and resources that would be required by litigation. We cannot assure you that the settlement which has been finalized will be accepted by the court, or that we will be fully covered by collateral or related claims from underwriters, and that we would be successful in resulting litigation. In addition, even though we have insurance and contractual protections that could cover some or all of the potential damages in these cases, or amounts that we might have to pay in settlement of these cases, an adverse resolution of one or more of these lawsuits could have a material adverse affect on our financial position and results of operations in the period in which the lawsuits are resolved. We are not presently able to estimate potential losses, if any, related to the lawsuits.

We are also party to suits for collection, related commercial disputes, claims from foreign service partners and carriers over reconciliation of payments for Internet bandwidth and/or access to the public switched telephone network, and claims from estates of bankrupt companies alleging that we received preferential payments from such companies prior to their bankruptcy filings. We intend to employ all available defenses in contesting claims against us. The results or failure of any suit may have a material adverse affect on our business.

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

During 2003, many major telecommunications carriers announced plans to deploy VoIP technology in their networks, to migrate their traffic to VoIP, and to introduce VoIP-based services to their retail customers.  In addition, new providers of retail telephony services based on VoIP emerged during 2003.  We believe this trend may have a positive impact on our business in the future by lowering the level of capital investment required for our network and potentially positioning us to receive a larger volume of international traffic in the future.  Telephone calls that enter The iBasis Network as traditional PSTN (TDM) calls must be converted into Internet protocol (IP) for transport through our VoIP infrastructure and over the public Internet.  In contrast, telephone calls that enter our network already in the form of IP do not require conversion from traditional PSTN to IP through a VoIP gateway.  Thus, VoIP-based traffic we receive require a lower capital investment in our network.  These major carriers have initially focused their VoIP plans on their U.S. networks, rather than their international network.   We believe that it may be more economical for these major carriers to send their VoIP-based international traffic to our network rather than making the capital investment necessary in their international network infrastructure.  Many of the new providers of VoIP-based telephony services do not have an international infrastructure in place and, similarly, we believe it may be more economical for these emerging carriers to send their VoIP-based international traffic to us.

During the third quarter of 2003, we introduced our retail prepaid calling card services and have marketed such services primarily to ethnic communities within major domestic markets through distributors.  Our entry into the retail prepaid calling card business is based on our strategy to leverage our existing international VoIP network with additional services that have the potential to deliver higher margins than our wholesale international telecommunications services.  In addition, the retail prepaid calling card business typically has a faster cash collection cycle than wholesale international telecommunication services.  While revenues for these services were not material for 2003 and the first quarter of 2004, we expect that our prepaid calling card services will, in the future, become a significant portion of our revenues.

We have a history of operating losses and, as of March 31, 2004, our accumulated deficit was $421.5 million and our stockholders’ deficit was $51.4 million and we have used $3.0million and $3.2 million in cash from operations in the first quarter ended March 31, 2004 and the year ended December 31, 2003, respectively.  We have $66.9 million of debt obligations due within the next twelve months, including $25.2 million of 11½% Senior Secured Notes due in January 2005 and $38.2 million of 5¾% Convertible Subordinated Notes due in March 2005.   On April 28, 2004, we announced our intention to make a public exchange offer for $38.2 million of our 5¾% Convertible Subordinated Notes and to also refinance our $25.2 million of 11½% Senior Secured Notes contemporaneously with the public exchange offer.

We continue to expand our market share in VoIP telecommunications services by expanding our customer base and by introducing cost-effective solutions for our customers to interconnect with our network.  During the first quarter of 2004, we introduced our DirectVoIP service which eliminates the need for certain switches for our customers to interconnect to our network, thus reducing capital equipment costs for both us and our customers.  Our strategy is to continue the deployment of our retail prepaid calling card services which leverage our international VoIP network with our real time back office systems, and have the potential to deliver higher margins and improve cash flow.  In addition, we continue to increase the traffic we terminate to mobile phones, which generally delivers higher average revenue per minute and margins than typical fixed-line traffic.  We also continue to control operating expenses and capital expenditures, as well as to monitor and manage accounts payable and accounts receivable and restructure existing debt to enhance cash flow.

Our plans include:

• expanding our market share for our retail prepaid calling card services;

• increasing revenues generated through mobile phone terminations;

• increase our customer base by introducing cost-effective solutions to interconnect with our network;

• use of our switchless architecture which eliminates the need for costly telecommunications switches and other equipment, and

• aggressive management of credit risk,

• successfully completing the refinancing plan we announced on April 28, 2004, which includes an exchange offer for our 5¾%  Convertible Subordinated Notes due in March 2005 and refinancing of our 11½% Senior Secured Notes due in January 2005.

From  2001 through 2003, we took a series of actions to reduce operating expenses, restructure operations, reduce outstanding debt and provide additional liquidity.  Such actions primarily included:

• reductions in workforce and consolidation of Internet Central Offices,

• sale of our previous messaging business and the assets associated with our previous Speech Solutions business,

• settlement of certain capital lease agreements,

• repurchase of a portion of our 5¾%% Convertible Subordinated Notes for cash,

• exchange of a portion of our 5¾% Convertible Subordinated Notes for 11½% Senior Secured Notes and warrants to purchase common stock, and

• establishment of a new credit facility with a bank.

We have reported our Speech Solutions Business, which was sold during July 2002, as a discontinued operation within the statement of operations for the three months ended March 31, 2004 and 2003 under the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets.”

During 2002 and 2001, we recognized a gain of approximately $25.8 million and $14.5 million, in connection with the early termination of  $40.6 million and $20.9 million of our 5¾% Convertible Subordinated Notes, respectively.

During 2003, we entered into agreements with principal holders of our 5¾% Convertible Subordinated Notes then outstanding which resulted in the retirement of $50.4 million of such notes in exchange for new debt instruments at 50% of the face value of the retired notes. Under the terms of the agreement, the holders of the retired notes received $25.2 million of new, 11½% Senior Secured Notes and warrants to purchase 4,915,416 shares of our common stock. Each warrant has an exercise price of $0.65 per share and an exercise term of five years. The 11½% Senior Secured Notes which mature on January 15, 2005 and share in a second priority lien on our assets and are subordinated to our bank revolving line of credit.

As a result of our past restructuring programs and our continued focus on controlling expenses, our research and development, selling and marketing and general and administrative expenses, in total, declined to $28.6 million in 2003 from $53.2 million in 2002.  In addition, our data communications and telecommunications costs have declined to 85.2% of net revenue for the first quarter of 2004 from 85.8% of net revenue for 2003 from 86.6% of net revenue for 2002.

We anticipate that the March 31, 2004 balance of $15.9 million in cash and cash equivalents will be sufficient to fund our operations for the next twelve months.  On April 28, 2004, we announced our intention to make a public exchange offer for $38.2 million of our 5¾% Convertible Notes and to also refinance our $25.2 million of 11½% Senior Secured Notes contemporaneously with the public exchange offer.  We have secured a commitment of approximately $25.2 million from a third party Funding source to prepay the 11½% Senior Secured Notes.  However, in the event we fail to execute on our plan, we experience events described in “Risk Factors”, or that circumstances currently unknown or unforeseen by us arise, we may not succeed in re-capitalizing the Company, or be able to obtain additional funding to allow us to meet our debt obligations.

The following discussion and analysis of our financial condition and results of operations for the three months ended March 31, 2004 and 2003 should be read in conjunction with the unaudited condensed consolidated financial statements and footnotes for the three months ended March 31, 2004 included herein, and the year ended December 31, 2003, included in our Annual Report on Form 10-K.

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

Impairment of Long Lived Assets. Our long lived assets consist primarily of property and equipment. We have assessed the realizability of these assets and determined that there was no asset impairment as of March 31, 2004 for these assets.  Any future impairment would not impact cash flow but would result in an additional charge in our statement of operations.

Long term investment in non-marketable security.   Our long-term investment in a non-marketable security represents an equity investment in a privately-held company that was made in connection with a round of financing with other third-party investors. As our investment does not permit us to exert significant influence or control over the entity in which we have invested, the recorded amount represents our cost of the investment less any adjustments we make when we determine that an investment’s carrying value is other-than-temporarily impaired.

The process of assessing whether the equity investment’s net realizable value is less than its carrying cost requires a significant amount of judgment due to the lack of a mature and stable public market for investments of this type. In making this judgment, we carefully consider the investee’s most recent financial results, cash position, recent cash flow data, projected cash flows (both short and long-term), financing needs, recent financing rounds, most recent valuation data, the current investing environment, management or ownership changes, and competition. This valuation process is based primarily on information that we request, receive and discuss with the investees’ management on a quarterly basis.

We consider our equity investment to be other than temporarily impaired if, as of the end of any quarter, we believe that the carrying value of the investment is greater than the estimated fair value. Such evaluation is performed on a quarterly basis.

Based on our evaluation for the quarter ended March 31, 2004, we determined that our investment in this privately-held company has been other than temporarily impaired and, as a result, we recorded a $5.0 million non-cash charge to continuing operations for the first quarter of 2004.  Our evaluation considered the investee’s current cash position, its historical and planned operating results, as well as the status of its current fund raising activities, to support its continued operations.

Restructuring Charges.  During 2002 and 2001, we recorded significant charges to operations in connection with our restructuring programs.  The related reserves reflect estimates, including those pertaining to severance costs and facility exit costs.  We assess the reserve requirements to complete each restructuring program at the end of each reporting period.  Actual experience may be different from these estimates.  We had no restructuring charges in 2003 or the three months ended March 31, 2004.

Results from Continuing Operations

The following table sets forth for the periods indicated the principal items included in the Consolidated Statement of Operations as a percentage of net revenue.

	Three Months Ended March 31,
	2004	2003
Net revenue	100.0%	100.0%
Costs and operating expenses:
Datacommunications and telecommunications	85.2	83.5
Research and development	6.2	8.8
Selling and marketing	3.5	4.8
General and administrative	5.2	6.0
Depreciation and amortization	6.2	14.6
Non-cash stock-based compensation	—	0.1
Total costs and operating expenses	106.3	117.7

Loss from operations	(6.3)	(17.7)
Interest income	0.0	0.1
Interest expense, net	(1.3)	(3.4)
Gain on bond exchanges	—	30.8
Loss on long-term non-marketable security	(8.8)	—
Other expenses, net	0.0	(0.2)

Net (loss) income	(16.4)%	9.6%

Three Months Ended March 31, 2004 Compared to March 31, 2003

Net revenue. Our primary source of revenue is the fees that we charge customers for completing voice and fax calls over our network. Revenue is dependent on the volume of voice and fax traffic carried over the network, which is measured in minutes. We charge our customers fees, per minute of traffic, that are dependent on the length and destination of the call and recognize this revenue in the period in which the call is completed.  Our average revenue per minute is based upon our total net revenue divided by the number of minutes of traffic over our network for the applicable period.  Average revenue per minute is a key telecommunications industry financial measurement.  We believe this measurement is useful in understanding our financial performance, as well as industry trends.

Our net revenue increased by approximately $15.2 million, or 36%, to $57.0 million for 2004 from $41.8 million for 2003.  Traffic carried over our network increased 26% to just over one billion minutes for 2004 from 792 million minutes for 2003 and our average revenue per minute was 5.6 cents in 2004 compared to 5.3 cents per minute in 2003.  Approximately $12.2 million of the increase in net revenue was related to our wholesale long distance telecommunications services.  In addition, our retail prepaid calling card services, which we introduced in the third quarter of 2003, also contributed to the growth in net revenue.  Although the long distance telecommunications industry has been experiencing declining prices in recent years, due to the effects of deregulation and increased competition, our average revenue per minute can fluctuate from period to period as a result of shifts in traffic over our network to higher priced, lower priced, destinations.

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

Data communications and telecommunications expenses increased by $13.7 million to $48.6 million for 2004 from $34.9 million for 2003. The increase in data communications and telecommunications expense was primarily driven by the increase in traffic, as discussed above, as well as a slight increase in the average cost per minute to 4.6 cents per minute from 4.4 cents per minute.  The largest component of this expense, termination costs, increased to $47.3 million for 2004 from $33.8 million for 2003 while circuit costs increased slightly to $1.3 million for 2004 from $1.1 million for 2003.  As a percentage of net revenues, data communications and telecommunications expenses increased to 85.2% for 2004 from 83.5% in 2003.  We expect data communications and telecommunications expenses to decrease as a percentage of net revenue in 2004 as we further increase utilization and efficiency of our network and achieve economies of scale and we increase our revenues from our higher-margin retail prepaid calling card services.

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

Research and development expenses decreased by $0.2 million to $3.5 million for 2004 from $3.7 million for

2003. The small decrease in research and development expenses is due to the decreased expenditures related to the support of The iBasis Network.  As a percentage of net revenue, research and development expenses decreased to 6.2% for 2004 from 8.8% for 2003.  We expect that research and development expenses will remain relatively level in 2004 and continue to decrease as a percentage of net revenue.

Selling and marketing expenses. Selling and marketing expenses include expenses relating to the salaries, payroll taxes, benefits and commissions that we pay for sales personnel and the expenses associated with the development and implementation of our promotion and marketing campaigns. Selling and marketing expenses of $2.0 million in 2004 was level with 2003. As a percentage of net revenue, selling and marketing expenses decreased to 3.5% for 2004 from 4.8% for 2003. We anticipate that selling and marketing expenses will remain relatively level in 2004 and will continue to decrease as a percentage of net revenue.

General and administrative expenses. General and administrative expenses include salary, payroll tax and benefit expenses and related costs for general corporate functions, including executive management, finance and administration, legal and regulatory, facilities, information technology and human resources. General and administrative expenses increased by $0.4 million to $2.9 million for 2004 from $2.5 million for 2003, primarily due to payroll-related costs.  General and administrative expenses in 2003 included a $0.3 million increase to the allowance for doubtful accounts.  As a percentage of net revenue, general and administrative expenses decreased to 5.2% for 2004 from 6.0% for 2003.  We expect general and administrative expenses to remain relatively level in 2004 and decrease as a percentage of net revenue.

Depreciation and amortization expenses. Depreciation and amortization expenses decreased by $2.6 million to $3.5 million for 2004 from $6.1 million for 2003.  This decrease was primarily due to the end of the useful life of certain networking equipment.  As a percentage of net revenue, depreciation and amortization expenses decreased to 6.2% for 2004 from 14.6% for 2003.  We expect depreciation and amortization expenses to continue to decrease in 2004, both in absolute dollars and as a percentage of net revenue.

Non-cash stock-based compensation. Non-cash stock-based compensation represents compensation expense incurred in connection with the grant of stock options to our employees with exercise prices less than the fair value of our common stock at the respective dates of grant.  Such grants were made prior to our initial public stock offering and are being expensed over the vesting periods of the options granted.  Non-cash stock-based compensation was $29,000 in 2003.  There was no non-cash stock-based compensation expense in 2004 as these options became fully vested in 2003.

Interest income.  Interest income was $14,000 and $70,000 for 2004 and 2003, respectively.  The decrease in interest income reflects our lower average cash balance in 2004.

Interest expense. Interest expense is primarily composed of interest expense paid on our 5¾% Convertible Subordinated Notes and various capital lease agreements financing certain hardware and software components of our network.  Interest expense, net decreased by $0.7 million to $0.7 million in 2004 from $1.4 million in 2003.  This decrease primarily relates to the bond exchanges in 2003, which reduced our debt level by $25.2 million, as well as reduced interest expense relating to a lower level of capital lease obligations.

Gain on bond exchanges.  In 2003, we recognized a gain of $12.9 million in connection with the early extinguishment of $38.2 million of our 5¾% Convertible Subordinated Notes (See Note 7 to the financial statements).

Impairment of investment in long-term non-marketable security.  As of March 31, 2004, in conjunction with our quarterly analysis for potential impairment, we determined that our minority investment in a privately-held company was other than temporarily impaired.  As a result, we recorded a non-cash charge of $5.0 million to reduce the carrying value of this investment to zero (see Note 4 to the financial statements).

Other expenses, net.  Other expenses, net were $19,000 and $98,000 in 2004 and 2003, respectively, and relate mostly to state excise and franchise taxes.

Income taxes.  We have not recorded an income tax benefit for the losses associated with our operating loss in 2004 as we believe that it is more likely than not that these benefits will not be realized.   We did not record an income tax provision in 2003 as we anticipated we would incur a net loss for all of 2003.

Net loss.  Our net loss was $9.3 million in 2004 compared to net income of $4.0 million in 2003.  Excluding the impairment of the investment in the long-term non-marketable security, the loss in 2004 was $4.3 million.  Excluding the gain on bond exchanges,  the loss in 2003 was $8.9 million.  The reduction in the net loss in 2004 compared to 2003 of $4.6 million, excluding the impairment in the investment in the long-term non-marketable security and the gain on bond exchanges, primarily relates to the proportionately lower level of costs and operating expenses on the higher level of revenues year-to-year.

Liquidity and Capital Resources

Our principal capital and liquidity needs historically have related to the development of our network infrastructure, our sales and marketing activities, research and development expenses, and general capital needs. Our capital needs have been met, in large part, from the net proceeds from our public offerings of common stock and the issuance of our 5¾% Convertible Subordinated Notes. In addition, we have also historically met our capital needs through vendor capital leases and other equipment financings. We expect to continue to utilize equipment financing in the future to partially fund our capital equipment needs.

Net cash used in continuing operating activities declined to $3.0 million in 2004 from $4.2 million in 2003.  Cash used in continuing operating activities for both years was principally related to the cash necessary to fund our operating losses.   In addition, the reduction in cash used in operating activities in 2004 was also a result of strong collections of accounts receivable which reduced our days sales outstanding.

Cash provided by discontinued operations in 2004 of $2.6 million consists of the receipt of an earn-out payment of $1.1 million and an escrow payment of $1.5 million relating to the sale of our former Speech Solutions Business (see Note 3 to the financial statements).

Net cash provided by investing activities was $2.5 million for 2004 compared to cash used of  $1.2 million for 2003.  The cash provided by investing activities in 2004 relates to $1.1 million in proceeds from an earn-out receivable and $1.5 million in proceeds from an escrow payment relating the sale of our Speech Solutions Business.  Purchases of property and equipment in 2004 were $0.1 million.  The cash used in investing activities in 2003 relates to purchases of equipment of $0.5 million and $0.7 million relating to an adjustment to the proceeds from the sale of our former Speech Solutions Business.

On November 13, 2002, we received a determination from Nasdaq that shares of the Common Stock would no longer trade on the Nasdaq National Market because we failed to meet certain minimum listing requirements. The Common Stock began trading on the Over-the-Counter Bulletin Board on November 14, 2002 under the symbol “IBAS.” We may experience difficulty in obtaining future equity financing, as we may have to provide greater disclosure and comply with state securities laws and regulations because our stock is quoted on the Over-the-Counter Bulletin Board.

At a Special Meeting of Shareholders held on February 18, 2004, shareholders voted to give our board of directors authority to effect a reverse split of our common stock.  The affirmative vote by shareholders permits our board of directors to choose to effect a reverse stock split of our common stock at a ratio of between one-and-a-half for one (1.5:1) and five to one (5:1).  The board of directors has not chosen to affect such a split yet, and may choose not to affect such a split.

Net cash used in financing activities was $0.9 million for 2004 and $2.8 million for 2003.   Cash used in 2004 was $1.0 million for principal payments on capital lease obligations, net of $0.1 million in proceeds from the exercise of stock options.  Cash used in 2003 was $2.1 million for principal payments on capital lease obligations and $0.7 million for professional fees paid on the exchange of bonds in 2003.

We anticipate that the March 31, 2004 balance of $15.9 million in cash and cash equivalents will be sufficient to fund our operations for the next twelve months.  On April 28, 2004, we announced our intention to make a public exchange offer for $38.2 million of our 5¾% Convertible Notes and to also refinance our $25.2 million of 11½% Senior Secured Notes contemporaneously with the public exchange offer.  We have secured a commitment of approximately $25.2 million from a third party funding source to prepay the 11½% Senior Secured Notes.  However, in the event we fail to execute on our plan, we experience events described in “Risk Factors”, or that circumstances currently unknown or unforeseen by us arise, we may not succeed in re-capitalizing the Company, or be able to obtain additional funding to allow us to meet our debt obligations.

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

The following table summarizes our future contractual obligations as of March 31, 2004 and displays our future contractual obligations:

	Payment Due Dates
	Total	Less than 1 Year	1 to 2 Years	2 to 3 Years	3 to 5 Years	After 5 Years
	(In thousands)
5¾% Convertible Subordinated Notes	$38,180	$38,180	$—	$—	$—	$—
11½% Senior Secured Notes	25,175	25,175	—	—	—	—
Capital lease obligations	1,284	1,284	—	—	—	—
Revolving line of credit	2,300	2,300	—	—	—	—
Operating leases	11,358	3,336	1,840	1,709	3,926	547

Total	$78,297	$70,275	$1,840	$1,709	$3,926	$547

Refinancing Plan  If we successfully complete the refinancing plan, as described in Note 6 to the financial statements, the payment due date of the new 6¾% Convertible Subordinated Notes, which will be exchanged for the existing 5¾% Convertible Subordinated Notes, will be 2009 and the payment due date of the new 8% Convertible Notes will be 2007.   The existing 11½% Senior Secured Notes will be repaid in full from the proceeds of the issuance of the new 8% Convertible Notes.

Factors That May Affect Future Results and Financial Condition

RISK FACTORS

Any investment in our securities involves a high degree of risk. You should carefully consider the risks described below, which we believe are all the material risks to our business, together with the information contained elsewhere in this report, before you make a decision to invest in our company.

Risks Related to Our Company

A failure to refinance our existing debt or obtain necessary additional capital in the future could jeopardize our operations.

We will need additional capital in the future to fund our operations, finance investments in equipment and corporate infrastructure, expand our network, increase the range of services we offer and respond to competitive pressures and perceived opportunities.  We have had a history of negative cash flows from operations.  For the three months ended March 31, 2004 and for all of 2003, our negative cash flow from continuing operations was $3.0 million and $3.2 million, respectively.  We have $25.2 million in 11½% Senior Secured Notes that mature in January 2005 and $38.2 million in 5¾% Convertible Subordinated Notes that mature in March 2005.  Without achieving positive cash flow and refinancing the $63.4 million in debt that matures in early 2005, cash flow from operations and cash on hand will not be sufficient to cover our operating expenses, working capital, interest on and repayment of our debt and capital investment needs.  We may not be able to refinance our debt or obtain additional financing to repay this debt that is available on terms acceptable to us, if at all.  If we raise additional funds by selling securities, the relative equity ownership of our existing investors could be diluted or the new investors could obtain terms more favorable than previous investors. A failure to refinance our debt, or obtain additional funding to repay this debt and support our working capital and capital investment requirements, could cause us to be in default of our existing debt and prevent us from making expenditures that are needed to allow us to grow or maintain operations.

Our financial condition, and the restrictive covenants contained in our credit facility may limit our ability to borrow additional funds or raise additional equity as may be required to fund our future operations.

We incurred significant losses from continuing operations of $9.3 million for the three months ended March 31, 2004 and $10.9 million for the year ended December 31, 2003.  Our accumulated deficit, and stockholders’ deficit was approximately $421.5 million and $51.4 million, respectively, as of March 31, 2004.  Moreover, the terms of our $15 million revolving credit facility and our debt exchange may limit our ability to, among other things:

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

We may not generate the cash flow required to pay our liabilities as they become due. As of March 31, 2004, we had approximately $38.2 million of 5¾% Convertible Subordinated Notes due in March 2005 and $25.2 million of 11½% Senior Secured Notes due in January 2005.  If our refinancing plan is consummated, we may issue new 8% Convertible Notes to the financing sources for prepayment of our existing 11½% Senior Secured Notes.  We must pay interest on all the 5¾% Convertible Subordinated Notes and the 11½% Senior Secured Notes, and upon issuance of any new 8% Convertible Notes we will be required to pay interest on these twice a year.  If our cash flow is inadequate to meet our obligations, we will default on the notes.  Any default of the 5¾%  Convertible Subordinated Notes, 11½% Senior Secured Notes or new 8% Convertible Notes, if issued, could allow our note holders to seize our assets or try to force us into bankruptcy.

Additionally, as of March 31, 2004, we had an outstanding balance of $2.3 million on our bank revolving line of credit totaling $15.0 million, and had approximately $2.0 million of outstanding letters of credit issued under this agreement.  If we fail to pay our liabilities under this credit line, the bank may enforce all available remedies and seize our assets or receivables, to satisfy any amounts owed.

We may be unable to repay or repurchase our existing Senior Secured Notes, new convertible notes, if any, or the 5¾% Convertible Subordinated Notes upon a repurchase event and be forced into bankruptcy.

The holders of the 11½% Senior Secured Notes and the new 8% Convertible Notes, if any, may require us to repurchase or prepay all of the outstanding 11½% Senior Secured Notes or new 8% Convertible Notes, if any, upon a “repurchase event.” A repurchase event under the 11½% Senior Secured Notes and the proposed new 8% Convertible Notes includes under certain circumstances a change of control of iBasis. In addition, upon the receipt of proceeds of certain asset sales by us that generate proceeds in excess of $250,000 (or if an event of default exists, regardless of the amount) but do not result in a change of control of iBasis, we are required to use the proceeds from the asset sale to prepay or repurchase the 11½% Senior Secured Notes. We may not have sufficient cash reserves to repurchase the 11½% Senior Secured Notes, which would cause an event of default under the securities exchange agreement pursuant to which such notes were issued and under our other debt obligations.

The holders of the 5¾% Convertible Subordinated Notes may require us to repurchase all or any portion of these outstanding notes upon a “repurchase event.” A repurchase event under the 5¾% Convertible Subordinated Notes includes under certain circumstances a change in control of iBasis, or that time at which our shares of Common Stock are no longer approved for trading on an established automated over-the-counter trading market. We may not have sufficient cash reserves to repurchase these subordinated notes, which would cause an event of default under the note Indenture and under our other debt obligations and may force us to declare bankruptcy.

Investor interest in the Common Stock may be negatively affected by our continued trading on the Over-the-Counter Bulletin Board.

On November 13, 2002, we received a determination from Nasdaq that shares of our common stock would no longer trade on the Nasdaq National Market because we failed to meet certain minimum listing requirements.  Our common stock began trading on the NASD-operated Over-the-Counter Bulletin Board on November 14, 2002.  The Over-the-Counter Bulletin Board market is generally considered to be less efficient and not as liquid as the Nasdaq National Market.  Trading in this market may decrease the market value and liquidity of our common stock, which could materially and adversely affect our ability to attract additional investment to finance our operations.

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

We are not licensed to offer traditional telecommunications services in any U.S. state and we have not filed tariffs for any service at the Federal Communications Commission (FCC) or at any state regulatory commission. Nonetheless, aspects of our operations may currently be, or become, subject to state or federal regulations governing licensing, universal service funding, advertising, disclosure of confidential communications or other information, excise taxes, transactions restricted by U.S. embargo and other reporting or compliance requirements.

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

Because of these factors, you should not rely on quarter-to-quarter comparisons of our results of operations as an indication of our future performance. It is possible that, in future periods, our results of operations will be significantly lower than the estimates of public market analysts, investors or our own estimates. Such a discrepancy could cause the price of the Common Stock to decline significantly and prevent us from achieving profitability.

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

We have received claims including lawsuits from estates of bankrupt companies alleging that we received preferential payments prior to bankruptcy filing. We may be required to return amounts received from bankrupt estates. We intend to employ all available defenses in contesting such claims or, in the alternative settle such claims. The results of any suit or settlement may have a material adverse affect on our business.

We may increase costs and risks in our business by relying on third parties.

Vendors. We rely upon third-party vendors to provide us with the equipment, software, circuits, and other facilities that we use to provide our services. For example, we purchase a substantial portion of our Internet telephony equipment from Cisco Systems. We may be forced to try to renegotiate terms with vendors for products or services that have become obsolete. Some vendors may be unwilling to renegotiate such contracts, which could affect our ability to continue to provide services and consequently render us unable to generate sufficient revenues to become profitable.

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

We compete in our wholesale business principally on quality of service and price. In recent years, prices for long distance telephone services have been declining as a result of deregulation and increased competition. We face competition from major telecommunications carriers, such as AT&T, British Telecom, Deutsche Telekom, MCI WorldCom and Qwest Communications, as well as new emerging carriers. We also compete with Internet protocol and other Internet telephony service providers who route traffic to destinations worldwide. Also, Internet telephony service providers that presently focus on retail customers may in the future enter the wholesale market and compete with us. If we can not offer competitive prices and quality of service our business could be materially adversely affected.

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

•                  the personal safety of our employees and their families who at times have received threats of, or who may in any case be subject to, violence, and who may not be adequately protected by legal authorities or other means, and

•                  inadequate insurance coverage to address these risks.

These and other risks associated with our international operations may materially adversely affect our ability to attain or maintain profitable operations.

If we are not able to keep up with rapid technological change in a cost-effective way, the relative quality of our services could suffer.

The technology upon which our services depend is changing rapidly. Significant technological changes could render the hardware and software that we use obsolete, and competitors may begin to offer new services that we are unable to offer. If we are unable to respond successfully to these developments or do not respond in a cost-effective way, we may not be able to offer competitive services.

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

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-Q, including without limitation Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 194, as amended (the Exchange Act).  We intend the forward-looking statements to be covered by the safe harbor for forward-looking statements in such sections of the Exchange Act. These forward-looking statements include, without limitation, statements about our market opportunity, strategies, competition, expected activities, expected profitability and investments as we pursue our business plan, and the adequacy of our available cash resources. These forward-looking statements are usually accompanied by words such as “believe,” “anticipate,” “plan,” “seek,” “expect,” “intend” and similar expressions.  The forward-looking information is based on various factors and was derived using numerous assumptions.

Forward-looking statements necessarily involve risks and uncertainties, and our actual results could differ materially from those anticipated in the forward-looking statements due to a number of factors, including those set forth below under “Risk Factors” and elsewhere in this report.  The factors set forth below under “Risk Factors” and other cautionary statements made in this Prospectus should be read and understood as being applicable to all related forward-looking statements wherever they appear in this report.  The forward-looking statements contained in this report represent our judgment as of the date of this report.  We caution readers not to place undue reliance on such statements.  Except as required by law, we undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

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

Our investments in commercial paper and debt instruments are subject to interest rate risk, but due to the short-term nature of these investments, interest rates would not have a material impact on their value at March 31, 2004. Our primary interest rate risk is the risk on borrowings under our line of credit agreements, which are subject to interest rates based on the bank’s prime rate. A change in the applicable interest rates would also affect the rate at which we could borrow funds or finance equipment purchases. All other debt, including capital lease obligations, are fixed rate debt. A 10% change in interest rates would not have a material impact on interest expense associated with our line of credit agreement. In addition, a 10% change in interest rates would not significantly impact the fair value of the Existing Senior Notes.

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

The complaints are similar to each other and to hundreds of other complaints filed against other issuers and their underwriters, and allege violations of the Securities Act of 1933 and the Securities Exchange Act of 1934 primarily based on the assertion that there was undisclosed compensation received by our underwriters in connection with our public offerings. The plaintiffs are seeking an as-yet undetermined amount of monetary damages in relation to these claims. On September 4, 2001, the cases against iBasis were consolidated. On October 9, 2002, the individual defendants were dismissed from the litigation by stipulation and without prejudice.  We believe that iBasis and the individual defendants have meritorious defenses to the claims made in the complaints and should it ever become necessary we intend to contest the lawsuits vigorously. Nevertheless, in deciding to pursue settlement, we considered, among other factors, the substantial costs and the diversion of our management’s attention and resources that would be required by litigation. We cannot assure you that the settlement which has been finalized will be accepted by the court, or that we will be fully covered by collateral or related claims from underwriters, and that we would be successful in resulting litigation. In addition, even though we have insurance and contractual protections that could cover some or all of the potential damages in these cases, or amounts that we might have to pay in settlement of these cases, an adverse resolution of one or more of these lawsuits could have a material adverse affect on our financial position and results of operations in the period in which the lawsuits are resolved. We are not presently able to estimate potential losses, if any, related to the lawsuits.

We are also party to suits for collection, related commercial disputes, claims from foreign service partners and carriers over reconciliation of payments for Internet bandwidth and/or access to the public switched telephone network, and claims from estates of bankrupt companies alleging that we received preferential payments from such companies prior to their bankruptcy filings. We intend to employ all available defenses in contesting claims against us. The results or failure of any suit may have a material adverse affect on our business.

Item 6 - Exhibits and Reports on Form 8-K

(a)	Exhibits:

	10.1	Note Repurchase, Exchange and Termination Agreement dated April 27, 2004, by and among iBasis, Inc. and the noteholder signatories hereto.

	31.1	Certificate of iBasis, Inc. Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certificate of iBasis, Inc. Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	32.1	Certificate of iBasis, Inc. Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2	Certificate of iBasis, Inc. Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K:

On February 4, 2004, the Company filed a Form 8-K related to the press release regarding results for the year ended December 31, 2003.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

iBasis, Inc.

May 11, 2004	By:	/s/ Richard Tennant
Richard Tennant
Vice President and Chief Financial Officer
(Authorized Officer and Principal Accounting Officer)