Form 10-Q
period 2004-06-30
IBASIS INC
filed 2004-08-09
CIK 1091756

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒                                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

As of July 30, 2004, there were 46,786,877 shares of the Registrant’s Common Stock, par value $0.001 per share, outstanding.

iBASIS, INC.
Index

Part I – Financial Information

iBasis, Inc.

Condensed Consolidated Balance Sheets

(unaudited)

	June 30, 2004	December 31, 2003
	(in thousands, except per share data)

Assets
Cash and cash equivalents	$18,217	$17,270
Accounts receivable, net of allowance for doubtful accounts of $3,132 and $3,128, respectively	25,692	21,767
Prepaid expenses and other current assets	2,875	5,295
Total current assets	46,784	44,332

Property and equipment, at cost:
Network equipment	67,990	67,441
Equipment under capital lease	9,558	9,558
Computer software	8,763	8,387
Leasehold improvements	6,437	6,414
Furniture and fixtures	1,065	1,062
	93,813	92,862
Less: Accumulated depreciation and amortization	(81,996)	(75,687)
Property and equipment, net	11,817	17,175

Deferred debt financing costs, net	191	326
Long term investment in non-marketable security	—	5,000
Other assets	358	705
Total assets	$59,150	$67,538
Liabilities and Stockholders’ Deficit
Accounts payable	$24,510	$19,902
Accrued expenses	13,875	18,652
Deferred revenue	3,421	417
Current portion of long-term debt	4,023	2,097
Total current liabilities	45,829	41,068

Long term debt, net of current portion	66,285	65,829
Other long term liabilities	1,200	2,749

Stockholders’ deficit:
Common stock, $0.001 par value, authorized – 170,000 and 85,000 shares, respectively; issued – 46,656 and 45,913 shares, respectively;	48	46
Treasury stock; 1,135,113 shares at cost	(341)	(341)
Additional paid-in capital	373,590	370,393
Accumulated deficit	(427,461)	(412,206)
Total stockholders’ deficit	(54,164)	(42,108)
Total liabilities and stockholders’ deficit	$59,150	$67,538

The accompanying notes are an integral part of these condensed consolidated financial statements.

iBasis, Inc.
Condensed Consolidated Statements of Operations
(unaudited)

	Three Months Ended June 30,
	2004	2003
	(in thousands, except per share data)
Net revenue	$61,175	$39,119
Costs and operating expenses:
Data communications and telecommunications (excluding depreciation and amortization)	52,066	33,370
Research and development	3,542	3,442
Selling and marketing	2,131	1,903
General and administrative	3,266	2,820
Depreciation and amortization	2,787	5,749
Non-cash stock-based compensation	—	28
Total cost and operating expenses	63,792	47,312

Loss from operations	(2,617)	(8,193)

Interest income	14	41
Interest expense	(809)	(971)
Gain on bond exchanges	—	3,716
Other expenses, net	(66)	(98)
Refinancing transaction costs	(1,954)	—
Refinancing related interest expense	(481)	—

Net loss	$(5,913)	$(5,505)

Basic and diluted net loss per share:
Basic	$(0.13)	$(0.12)
Diluted	$(0.13)	$(0.12)

Weighted average common shares outstanding:
Basic	46,287	44,652
Diluted	46,287	44,652

The accompanying notes are an integral part of these condensed consolidated financial statements.

iBasis, Inc.
Condensed Consolidated Statements of Operations
(unaudited)

	Six Months Ended June 30,
	2004	2003
	(in thousands, except per share data)
Net revenue	$118,183	$80,960
Costs and operating expenses:
Data communications and telecommunications (excluding depreciation and amortization)	100,656	68,297
Research and development	7,080	7,125
Selling and marketing	4,132	3,896
General and administrative	6,219	5,329
Depreciation and amortization	6,311	11,862
Non-cash stock-based compensation	—	57
Total cost and operating expenses	124,398	96,566

Loss from operations	(6,215)	(15,606)

Interest income	28	111
Interest expense	(1,548)	(2,398)
Gain on bond exchanges	—	16,615
Other expenses, net	(85)	(195)
Loss on long-term non-marketable security	(5,000)	—
Refinancing transaction costs	(1,954)	—
Refinancing related interest expense	(481)	—

Net loss	$(15,255)	$(1,473)

Basic and diluted net loss per share:
Basic	$(0.33)	$(0.03)
Diluted	$(0.33)	$(0.03)

Weighted average common shares outstanding:
Basic	45,674	44,651
Diluted	45,674	44,651

The accompanying notes are an integral part of these condensed consolidated financial statements.

iBasis, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended June 30,
	2004	2003
	(in thousands)
Cash flows from operating activities:
Loss from continuing operations	$(15,255)	$(1,473)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on bond exchanges	—	(16,615)
Depreciation and amortization	6,311	11,862
Amortization of deferred debt financing costs	135	198
Amortization of deferred compensation	—	57
Bad debt expense	—	300
Impairment of investment in long-term non-marketable security	5,000	—
Fair value of warrant issued	2,140
Changes in assets and liabilities
Accounts receivable	(3,925)	4,075
Prepaid expenses and other current assets	(188)	661
Other assets	347	53
Accounts payable	4,608	(309)
Accrued expenses	(2,998)	(2,183)
Deferred revenue	3,004	—
Other long term liabilities	(1,549)	(391)
Net cash used in continuing operating activities	(2,370)	(3,765)

Cash flows from investing activities:
Purchases of property and equipment	(953)	(2,146)
Adjustments to proceeds from sale of Speech Solutions Business	—	(736)
Proceeds from earn-out receivable related to sale of Speech Solutions Business	1,108	—
Proceeds from receipt of escrow receivable related to sale of Speech Solutions Business	1,500	—
Net cash provided by (used in) investing activities	1,655	(2,882)

Cash flows from financing activities:
Bank borrowings	4,600	4,600
Payments of bank borrowings	(4,600)	(4,600)
Proceeds from issuance of 8% Secured Convertible Notes	29,000	—
Prepayment of 11½% Senior Secured Notes	(25,175)	—
Payments of principal on capital lease obligations	(1,443)	(3,599)
Refinancing transaction costs	(1,779)	(861)
Proceeds from exercise of warrants	961	—
Proceeds from exercises of common stock options	98	5
Net cash provided by (used in) financing activities	1,662	(4,455)

Net increase (decrease) in cash and cash equivalents	947	(11,102)
Cash and cash equivalents, beginning of period	17,270	32,316
Cash and cash equivalents, end of period	$18,217	$21,214

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$6,341	$3,098

Supplemental disclosure of non-cash investing and financing activities:
Refinancing of 5¾% Convertible Subordinated Notes and 11½% Senior Secured Notes:
Fair value of warrant issued	$2,140	$—
Reduction of accrued interest on 11½% Senior Secured Notes	$(1,659)	$—
Investment banking services paid in shares of common stock	$175	$—
Exchange of 5¾% Convertible Subordinated Notes for 11½% Senior Secured Notes:
Face value of 5¾% Convertible Subordinated Notes surrendered	$—	$50,350

Face value of 11½% Senior Secured Notes issued	$—	$25,175

Future interest payments on 11½% Senior Secured Notes	$—	$5,527

Fair value of warrants issued	$—	$1,375

Reduction in deferred financing costs	$—	$723

The accompanying notes are an integral part of these condensed consolidated financial statements.

iBasis, Inc.
Condensed Notes to Consolidated Financial Statements

(1)  Business, Management Plans and Presentation

Business

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

Beginning in the second quarter of 2004, our recently created operating segment, retail prepaid calling card services and other enhanced services (“Retail”) became a reportable business segment, in addition to our international wholesale VoIP telecommunications services.  Since we introduced our retail prepaid calling card services, revenue from our Retail business had been less than 10% of total revenue.  In the second quarter of 2004, revenue from our Retail business exceeded 10% of total net revenue.

We have a history of operating losses and, as of June 30, 2004, our accumulated deficit was $427.5 million and our stockholders’ deficit was $54.2 million. We used $2.4 million and $3.2 million in cash from operations in the six months ended June 30, 2004 and the year ended December 31, 2003, respectively.  These results are primarily attributable to the expenditures necessary to build our network and develop and expand our market.

In June 2004, we completed a refinancing of our outstanding debt obligations. As part of the refinancing, we completed an exchange offer (the “Exchange Offer”), pursuant to which $37.3 million of our outstanding 5¾% Convertible Subordinated Notes due in March 2005 (“Existing Notes”), representing approximately 98% of the total amount of Existing Notes outstanding, were tendered for the same principal amount of new 6¾% Convertible Subordinated Notes due in June 2009 (“New Subordinated Notes”). Approximately $0.9 million of the Existing Notes remain outstanding after the Exchange Offer. Simultaneously with the Exchange Offer, we prepaid all $25.2 million of our 11½% Senior Secured Notes due in January 2005 (“Existing Senior Notes”) for cash equal to the principal amount plus accrued but unpaid interest and the issuance of warrants exercisable for an aggregate of 5,176,065 shares of our common stock, at $1.85 per share (the “Warrants”). We issued $29.0 million of new 8% Secured Convertible Notes due in June 2007 of which $25.2 million was used to prepay the Existing Senior Notes. The new Secured Notes are convertible into shares of common stock at $1.85 per share.

Management Plans

We continue to expand our market share in VoIP telecommunications services by expanding our customer base and by introducing cost-effective solutions for our customers to interconnect with our network. During the first quarter of 2004, we introduced our DirectVoIP service which eliminates the need for certain switches for our customers to interconnect to our network, thus reducing capital equipment costs for both us and our customers. Our strategy is to continue the deployment of our retail prepaid calling card services which leverage our international VoIP network with our real time back office systems, and have the potential to deliver higher margins and improve cash flow. In addition, we continue to increase the traffic we terminate to mobile phones, which generally delivers higher average revenue per minute and margins than typical fixed-line traffic. We also continue to control operating expenses and capital expenditures, as well as to monitor and manage accounts payable and accounts receivable, and restructure existing debt to enhance cash flow.

Our plans include:

•  expanding our market share for our retail prepaid calling card services;

•  increasing revenues generated through mobile phone terminations;

•  increasing our customer base by introducing cost-effective solutions to interconnect with our network;

•  use of our switchless architecture, which eliminates the need for costly telecommunication switches and other equipment;

and

•  aggressive management of credit risk.

From 2001 to date, we took a series of actions to reduce operating expenses, restructure operations, reduce outstanding debt and provide additional liquidity.  Such actions primarily included:

•  reductions in workforce and consolidation of Internet Central Offices. As a result of our restructuring programs and our continued focus on controlling expenses, our research and development, selling and marketing and general and administrative expenses, in total, declined to $28.6 million in 2003 from $53.2 million in 2002;

•  sale of our previous messaging business and the assets associated with our previous Speech Solutions Business;

•  settlement of certain capital lease obligations;

•  repurchase of a portion of our 5¾% Convertible Subordinated Notes for cash;

•  exhange of a portion of our 5¾% Convertible Subordinated Notes for 11½% Senior Secured Notes and warrants to purchase common stock;

•  establishment of a new credit facility with a bank; and

•  completing our refinancing plan, pursuant to which $37.3 million (98% of the total outstanding) of our 5¾% Convertible Subordinated Notes due in March 2005 were tendered for the same principal amount of our new 6¾% Convertible Subordinated Notes due in June 2009 and we issued $29.0 million of 8% Secured Convertible Notes due in June 2007 to finance the prepayment of all $25.2 million of our 11½% Senior Secured Notes due in January 2005.

We anticipate that the June 30, 2004 balance of $18.2 million in cash and cash equivalents, together with cash flow from operations, will be sufficient to fund our operations and debt service requirements for the next twelve months.

Presentation

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

At June 30, 2004, we had one stock-based employee compensation plan.  The following table illustrates the effect on net income or net loss, and net income or net loss per share, if we had applied the fair value recognition provisions of SFAS No. 123.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2004	2003	2004	2003

Net loss:
As reported	$(5,913)	$(5,505)	$(15,255)	$(1,473)

Deduct: Stock-based employee compensation expense included in reported net loss	—	28	—	57
Add: Total stock-based employee expense included in reported net under fair value based method for all awards	(852)	(139)	(1,640)	(282)
Pro forma	$(6,765)	$(5,616)	$(16,895)	$(1,698)

Basic and diluted net loss per share:
As reported	$(0.13)	$(0.12)	$(0.33)	$(0.03)
Pro forma	$(0.15)	$(0.13)	$(0.37)	$(0.04)

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Risk free interest rate	3.50%	3.00%	3.25%	3.00%
Dividend yield	0.00%	0.00%	0.00%	0.00%
Expected life	5 years	5 years	5 years	5 years
Volatility	137%	128%	138%	128%
Fair value of options granted	$1.14	$1.21	$1.32	$1.19

(3) Business Segment Information

Beginning in the second quarter of 2004, our recently created operating segment, retail prepaid calling card services and other enhanced services (“Retail”) became a reportable business segment, in addition to our international wholesale VoIP telecommunications services (“Wholesale”).  Since we introduced our retail prepaid calling card services, revenue from our Retail business had been less than 10% of total revenue.  In the second quarter of 2004, revenue from our Retail business exceeded 10% of total net revenue.

Our Wholesale business consists of international telecommunications services we provide using VoIP.  We offer wholesale services through our worldwide network to carriers, telephony resellers and others around the world by operating through various service agreements with local service providers in United States, Europe, Asia, the Middle East, Latin America, Africa and Australia.

Our Retail business consists of our retail prepaid calling card services and other enhanced services.  To date, we have marketed our retail prepaid calling card services primarily to ethnic communities within major domestic markets through distributors.  Revenue from our retail prepaid calling card services were 83% and 74% of our total Retail revenue in the three and six months ended June 30, 2004, respectively.  We expect that revenue from our retail prepaid calling card services will continue to be an increasingly large percentage of our total Retail revenue in the future.   Our other enhanced services primarily consist of revenue derived from the outsourcing of our retail prepaid calling card platform.

Our executive management team uses net revenue and gross margin, which is net revenue less data communications and telecommunications costs, as the basis for measuring profit or loss and making decisions on our Wholesale and Retail businesses.  We do not allocate our research and development expenses, selling and marketing expenses, general and administrative expenses and depreciation and amortization between Wholesale and Retail.

Operating results, excluding interest income and expense, other income and expense, and refinancing related charges, for our two business segments are as follows:

	Three Months Ended June 30, 2004
	(In thousands)
	Wholesale	Retail	Total
Net revenue	$53,522	$7,653	$61,175
Data communications and telecommunication (excluding depreciation and amortization)	45,771	6,295	52,066
Gross margin	$7,751	$1,358	9,109

Research and development expenses			3,542
Selling and marketing expenses			2,131
General and administrative expenses			3,266
Depreciation and amortization			2,787
Loss from operations			$(2,617)

	Six Months Ended June 30, 2004
	(In thousands)
	Wholesale	Retail	Total
Net revenue	$106,694	$11,489	$118,183
Data communications and telecommunication (excluding depreciation and amortization)	91,450	9,206	100,656
Gross margin	$15,244	$2,283	17,527

Research and development expenses			7,080
Selling and marketing expenses			4,132
General and administrative expenses			6,219
Depreciation and amortization			6,311
Loss from operations			$(6,215)

	As of June 30, 2004
	(In thousands)
	Wholesale	Retail	Total
Segment assets	$22,514	$3,178	$25,692

Non-segment assets			33,188

Total assets			59,150

(4)  Discontinued Operations

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

(5)  Long-term investment in non-marketable security

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

Based on our evaluation for the quarter ended March 31, 2004, we determined that our investment in this privately-held company has been other than temporarily impaired and, as a result, we recorded a $5.0 million non-cash charge to continuing operations for the first quarter of 2004.  Our decision was based on our evaluation of the company’s current cash position and recent operating results, as well as the perceived inability of the company to obtain additional financing at a level, and in a timely manner, to support its continued operations.

(6)  Accrued Restructuring Costs

During 2001 and 2002, the Company announced a restructuring plan to better align the organization with its corporate strategy and recorded a charge to its Statements of Operations in those periods in accordance with the criteria set forth in EITF 94-3 and SEC Staff Accounting Bulletin 100. The restructuring included the write-off of property and equipment, the termination of certain contractual obligations, exiting certain leased facilities and the reduction in the Company’s workforce resulting in employee benefit costs.

As of June 30, 2004, the accrued restructuring costs consisted of costs accrued for certain leased facilities obligations.  A summary of the accrued restructuring costs for the three months ended June 30, 2004 is as follows:

(In thousands)
2001 Restructuring Charge:	Leased Facility Obligations
(In thousands)
Accrual as of December 31, 2003	$181
Payment of termination of contractual obligations	113

Accrual as of June 30, 2004	$68

2002 Restructuring Charge:	Leased Facility Obligations	Employee Severance Costs	Total
	(In thousands)
Accrual as of December 31, 2003	$2,051	$25	$2,076
Payment of termination of contractual obligations	294	25	319

Accrual as of June 30, 2004	$1,757	$—	$1,757

(7) Long-Term Debt

Long-term debt consists of the following:

	June 30, 2004	December 31, 2003
	(In thousands)
5¾% Convertible Subordinated Notes, due in March, 2005	$895	$38,180
6¾% Convertible Subordinated Notes, due in June, 2009	37,285	—
11½% Senior Secured Notes, due in January, 2005	—	25,175
8% Secured Convertible Notes due in June, 2007	29,000	—
Capital lease obligations	828	2,271
Revolving line of credit	2,300	2,300
Total long term debt	70,308	67,926

Less-current portion	4,023	2,097

Long term debt, net of current portion	$66,285	$65,829

In June 2004, we completed a refinancing of our outstanding debt obligations. As part of the refinancing, we completed an exchange offer, pursuant to which $37.3 million of our 5¾% Convertible Subordinated Notes due in March 2005, representing approximately 98% of the total amount outstanding, were tendered for the same principal amount of new 6¾% Convertible Subordinated Notes due in June 2009. Approximately $0.9 million of the 5¾% Convertible Subordinated Notes due in March 2005 remain outstanding after the exchange offer. Simultaneously with the exchange offer, we prepaid all $25.2 million of our 11½% Senior Secured Notes due in January 2005 for cash equal to the principal amount plus accrued but unpaid interest and the issuance of warrants exercisable for an aggregate of 5,176,065 shares of our common stock at $1.85 per share. We issued $29.0 million of new 8% Secured Convertible Notes due in June 2007, of which $25.2 million was used to prepay the 11½% Senior Secured Notes due in January 2005. The 8% Secured Convertible Notes due in June 2007 are convertible into shares of common stock at $1.85 per share.

In December 2003, we amended and extended our revolving line of credit with our bank.  The new $15.0 million revolving line of credit replaced two secured lines of credit that totaled $15.0 million.  The revolving line of credit bears interest at the bank’s prime rate plus 1%, matures on January 5, 2005 and is collateralized by substantially all of our assets.  Borrowings under the revolving line of credit are on a formula basis and are limited to eligible accounts receivable.  The revolving line of credit requires us to comply with various non-financial covenants and financial covenants, including minimum profitability.  As of June 30, 2004, we had $2.3 million in borrowings and unused borrowing capacity of $3.0 million, based on our borrowing formula, under the revolving line of credit.

At June 30, 2004, we had outstanding letters of credit totaling $1.6 million.

(8)  Gain on Exchanges of 5¾% Convertible Subordinated Notes

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

In accordance with SFAS No. 15, “Accounting by Debtors and Creditors Regarding Troubled Debt Restructuring,” we recorded a gain on the exchange of approximately $3.7 million and $16.6 million during the three months and six months ended June 30, 2003, respectively.  SFAS No. 15 requires that the gain on the exchange be recorded net of the accrual for future interest payments on the 11½% Senior Secured Notes, the fair value of the warrants issued, the reduction of the net book value of the deferred financing costs originally capitalized with the issuance of our 5¾% Convertible Subordinated Notes and any other fees or costs.

The gain recognized for the debt exchanges that occurred in the three and six months ended June 30, 2003 was calculated as follows:

		Three Months Ended June 30, 2003	Six Months Ended June 30, 2003
		(In thousands)
Face value of surrendered 5¾% Convertible Subordinated Notes		$12,200	$50,350
Less:	Face value of issued 11½% Senior Secured Notes	(6,100)	(25,175)
	Future interest payments on 11½% Senior Secured Notes	(1,140)	(5,527)
	Fair value of warrants issued	(833)	(1,375)
	Reduction of deferred debt financing costs	(154)	(723)
	Professional fees	(257)	(935)
	Gain	$3,716	$16,615

(9)  Net (Loss) Income Per Share

Basic and diluted net loss per common share is determined by dividing net loss by the weighted average common shares outstanding during the period.  Basic net loss per share and diluted net loss per share are the same, as outstanding stock options, shares issuable upon conversion of the 6¾% Convertible Subordinated Notes, shares issuable upon conversion of the remaining 5¾% Convertible Subordinated Notes, shares issuable upon conversion of the 8% Secured Convertible Notes, and warrants to purchase common shares are anti-dilutive.  Basic net income per common share is determined by dividing net income by the weighted average common shares outstanding during the period.  Diluted net income per common share is determined by dividing the net income by the weighted average common shares, which includes weighted average common shares outstanding and weighted average outstanding stock options, shares issuable upon conversion of the 6¾% Convertible Subordinated Notes, shares issuable upon conversion of the remaining 5 ¾% Convertible Subordinated Notes, shares issuable upon conversion of the 8% Secured Convertible Notes and warrants to purchase common shares.

The following common shares have been excluded from the computation of basic net income or loss for the periods presented:

	Six Months Ended June 30,
	2004	2003
	(In thousands)
Outstanding stock options	6,171	4,060
Shares to be issued upon conversion of 5¾% Convertible Subordinated Notes	10	443
Shares to be issued upon conversion of 6¾% Convertible Subordinated Notes	20,154	—
Shares to be issued upon conversion of 8% Secured Convertible Notes	15,676	—
Warrants to purchase shares, issued in connection with the 11½% Senior Secured Notes	3,437	4,915
Warrants to purchase common shares, issued in connection with prepayment of 11½% Senior Secured Notes	5,176	—
Shares to be issued as partial compensation for investment banking services	110	—
Total shares excluded	50,734	9,418

(10)  Contingencies

In addition to litigation that we have initiated or responded to in the ordinary course of business, we are currently party to the following potentially material legal proceedings:

Beginning July 11, 2001, we were served with several class action complaints that were filed in the United States District Court for the Southern District of New York against us and several of our officers, directors, and former officers and directors, as well as against the investment banking firms that underwrote our November 10, 1999 initial public offering of the common stock and our March 9, 2000 secondary offering of the common stock. The complaints were filed on behalf of persons who purchased the common stock during different time periods, all beginning on or after November 10, 1999 and ending on or before December 6, 2000.

The complaints are similar to each other and to hundreds of other complaints filed against other issuers and their underwriters, and allege violations of the Securities Act of 1933 and the Securities Exchange Act of 1934 primarily based on the assertion that there was undisclosed compensation received by our underwriters in connection with our public offerings and that there were understandings with customers to make purchases in the aftermarket. The plaintiffs have sought an undetermined amount of monetary damages in relation to these claims. On September 4, 2001, the cases against us were consolidated. On October 9, 2002, the individual defendants were dismissed from the litigation by stipulation and without prejudice.

On June 11, 2004, we and the individual defendants, as well as many other issuers named as defendants in the class action proceeding, entered into an agreement-in-principle to settle this matter, and on June 14, 2004, this settlement was presented to the court. A motion for preliminary approval of the settlement was filed on June 25, 2004 and is pending. Once the court preliminarily approves the settlement and notice has been mailed, there will be an objection period, followed by a hearing for final approval of the settlement.  Although we believe that we and the individual defendants have meritorious defenses to the claims made in the complaints, in deciding to pursue settlement, we considered, among other factors, the substantial costs and the diversion of our management’s attention and resources that would be required by litigation.

Pursuant to the terms of the proposed settlement, in exchange for a termination and release of all claims against us and the individual defendants and certain protections against third-party claims, we will assign to the plaintiffs certain claims we may have as an issuer against the underwriters, and our insurance carriers, along with the insurance carriers of the other issuers, will ensure a floor of $1 billion for any underwriter-plaintiff settlement. Although the financial effect of the settlement on us will not be material, our insurance carriers’ exposure in this connection will range from zero to a few hundred thousand dollars, and will be reduced proportionately by any amounts recovered by plaintiffs directly from the underwriters.

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

We are also party to suits for collection, related commercial disputes, claims from carriers and foreign service partners over reconciliation of payments for circuits, Internet bandwidth and/or access to the public switched telephone network, and claims from estates of bankrupt companies alleging that we received preferential payments from such companies prior to their bankruptcy filings. We intend to prosecute vigorously claims that we have brought and employ all available defenses in contesting claims against us. Nevertheless, in deciding whether to pursue settlement, we will consider, among other factors, the substantial costs and the diversion of management’s attention and resources that would be required in litigation. In light of such costs, we have settled various and in some cases similar matters on what we believe have been favorable terms which did not have a material impact our financial position, results of operations, or cash flows. The results or failure of any suit may have a material adverse affect on our business.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

During the third quarter of 2003, we introduced our retail prepaid calling card services and have marketed such services primarily to ethnic communities within major domestic markets through distributors.  Our entry into the retail prepaid calling card business is based on our strategy to leverage our existing international VoIP network with additional services that have the potential to deliver higher margins than our wholesale international telecommunications services.  In addition, the retail prepaid calling card business typically has a faster cash collection cycle than wholesale international telecommunication services.  Beginning in the second quarter of 2004, our recently created operating segment, retail prepaid calling card services and other enhanced services (“Retail”) became a reportable business segment, in addition to our international wholesale VoIP telecommunications services.  Since we introduced our retail prepaid calling card services, revenue from our Retail business had been less than 10% of total revenue.  In the second quarter of 2004, revenue from our Retail business exceeded 10% of our total net revenue.

We have a history of operating losses and, as of June 30, 2004, our accumulated deficit was $427.5 million and our stockholders’ deficit was $54.2 million. We used $2.4 million and $3.2 million in cash from operations in the six months ended June 30, 2004 and the year ended December 31, 2003, respectively.

In June 2004, we completed a refinancing of our outstanding debt obligations. As part of the refinancing, we completed an exchange offer (the “Exchange Offer”), pursuant to which $37.3 million of our outstanding 5 3/4% Convertible Subordinated Notes due in March 2005 (“Existing Notes”), representing approximately 98% of the total amount of Existing Notes outstanding, were tendered for the same principal amount of new 6 3/4% Convertible Subordinated Notes due in June 2009 (“New Subordinated Notes”). Approximately $0.9 million of the Existing Notes remain outstanding after the Exchange Offer. Simultaneously with the Exchange Offer, we prepaid all $25.2 million of our 11 1/2% Senior Secured Notes due in January 2005 (“Existing Senior Notes”) for cash equal to the principal amount plus accrued but unpaid interest and the issuance of warrants exercisable for an aggregate of 5,176,065 shares of our common stock at $1.85 per share (the “Warrants”). We issued $29.0 million of new 8% Secured Convertible Notes due in June 2007 of which $25.2 million was used to prepay the Existing Senior Notes. The new Secured Notes are convertible into shares of common stock at $1.85 per share.

Management Plans

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

•  increasing our customer base by introducing cost-effective solutions to interconnect with our network;

•  use of our switchless architecture, which eliminates the need for costly telecommunications switches and other equipment; and

•  aggressive management of credit risk.

From 2001 to date, we took a series of actions to reduce operating expenses, restructure operations, reduce outstanding debt and provide additional liquidity.  Such actions primarily included:

•  reductions in workforce and consolidation of Internet Central Offices. As a result of our restructuring programs and our continued focus on controlling expenses, our research and development; selling and marketing and general and administrative expenses, in total, declined to $28.6 million in 2003 from $53.2 million in 2002;

•  sale of our previous messaging business and the assets associated with our previous Speech Solutions Business;

•  settlement of certain capital lease obligations;

•  repurchase of a portion of our 5¾% Convertible Subordinated Notes for cash;

•  exchange of a portion of our 5¾% Convertible Subordinated Notes for 11½% Senior Secured Notes and warrants to purchase common stock;

•  establishment of a new credit facility with a bank; and

•  completing our refinancing plan, pursuant to which $37.3 million (98% of the total outstanding) of our 5¾% Convertible Subordinated Notes due in March 2005 were tendered for the same principal amount of our new 6¾% Convertible Subordinated Notes due in June 2009 and we issued $29.0 million of 8% Secured Convertible Notes due in June 2007 to finance the prepayment of all $25.2 million of our 11½% Senior Secured Notes due in January 2005.

We anticipate that the June 30, 2004 balance of $18.2 million in cash and cash equivalents, together with cash flow from operations, will be sufficient to fund our operations and debt service requirements for the next twelve months.

The following discussion and analysis of our financial condition and results of operations for the three months and six months ended June 30, 2004 and 2003 should be read in conjunction with the unaudited condensed consolidated financial statements and footnotes for the three months and six months ended June 30, 2004 included herein, and the year ended December 31, 2003, included in our Annual Report on Form 10-K.

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

Impairment of Long Lived Assets. Our long lived assets consist primarily of property and equipment. We have assessed the realizability of these assets and determined that there was no asset impairment as of June 30, 2004 for these assets.  Any future impairment would not impact cash flow but would result in an additional charge in our statement of operations.

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

Based on our evaluation for the quarter ended March 31, 2004, we determined that our investment in this privately-held company has been other than temporarily impaired and, as a result, we recorded a $5.0 million non-cash charge to continuing operations in the first quarter of 2004.  Since March 31, 2004, based on our on-going monitoring of this privately-held company, we continue to believe that our investment has been other than temporarily impaired.

Restructuring Charges.  During 2002 and 2001, we recorded significant charges to operations in connection with our restructuring programs.  The related reserves reflect estimates, including those pertaining to severance costs and facility exit costs.  We assess the reserve requirements to complete each restructuring program at the end of each reporting period.  Actual experience may be different from these estimates.  We had no restructuring charges in 2003, or the three and six months ended June 30, 2004.

Results from Continuing Operations

The following table sets forth for the periods indicated the principal items included in the Consolidated Statement of Operations as a percentage of net revenue.

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net revenue	100.0%	100.0%	100.0%	100.0%
Costs and operating expenses:
Datacommunications and telecommunications	85.1	85.3	85.2	84.3
Research and development	5.8	8.8	6.0	8.8
Selling and marketing	3.5	4.8	3.5	4.8
General and administrative	5.3	7.2	5.3	6.6
Depreciation and amortization	4.6	14.7	5.3	14.7
Non-cash stock-based compensation	—	0.1	—	0.1
Total costs and operating expenses	104.3	120.9	105.3	119.3

Loss from operations	(4.3)	(20.9)	(5.3)	(19.3)

Interest income	0.0	0.1	0.0	0.1
Interest expense	(1.3)	(2.5)	(1.3)	(2.9)
Gain on bond exchanges	—	9.5	—	20.5
Loss on long-term non-marketable security	—	—	(4.2)	—
Other expenses, net	(0.1)	(0.3)	(0.1)	(0.2)
Debt refinancing charges:
Transaction costs	(3.2)	—	(1.6)	—
Additional interest expense, net	(0.8)	—	(0.4)	—

Net (loss) income	(9.7)%	(14.1)%	(12.9)%	(1.8)%

Three Months Ended June 30, 2004 Compared to June 30, 2003

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

Net revenue increased by approximately $22.1 million, or 56%, to $61.2 million for 2004 from $39.1 million for 2003.  Traffic carried over our network increased 30% to just over 1.1 billion minutes for 2004 from 854 million minutes for 2003 and our average revenue per minute was 5.5 cents in 2004 compared to 4.6 cents per minute in 2003.  Revenues from our wholesale telecommunications services increased $15.3 million, or 40%, to $53.5 million for 2004 from $38.2 million in 2003.  Revenues for our retail prepaid calling card services and other enhanced services, were $7.7 million in 2004 compared to $0.9 million in 2003.  This increase reflects the rapid growth we have achieved with our retail prepaid calling card services, which we introduced in the third quarter of 2003.

Data communications and telecommunications costs. Data communications and telecommunications expenses are composed primarily of termination and circuit costs. Termination costs are paid to local service providers to terminate voice and fax calls received from our network. Terminating costs are negotiated with the local service provider. Should competition cause a decrease in the prices we charge our customers and, as a result, a decrease in our profit margins, our contracts, in some cases, provide us with the flexibility to renegotiate the per-minute termination fees. Circuit costs include charges for Internet access at our Internet Central Offices, fees for the connections between our Internet Central Offices and our customers and/or service provider partners, facilities charges for overseas Internet access and phone lines to the primary telecommunications carriers in particular countries, and charges for the limited number of dedicated international private line circuits we use.

Data communications and telecommunications expenses increased by $18.7 million, or 56%, to $52.1 million for 2004 from $33.4 million for 2003. Data communications and telecommunications expenses were $45.8 million and $6.3 million for our Wholesale and Retail business segments, respectively. The increase in data communications and telecommunications expense primarily reflects the increase in traffic, as discussed above.  The largest component of this expense, termination costs, increased to $50.8 million for 2004 from $32.0 million for 2003 while circuit costs decreased slightly to $1.3 million for 2004 from $1.4 million for 2003.  As a percentage of net revenues, data communications and telecommunications expenses decreased to 85.1% for 2004 from 85.3% in 2003.  We expect data communications and telecommunications expenses to decrease as a percentage of net revenue to continue to decrease over the balance of 2004 as we further increase utilization and efficiency of our network and achieve economies of scale and we increase our revenues from our higher-margin retail prepaid calling card services.

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

Research and development expenses increased by $0.1 million to $3.5 million for 2004 from $3.4 million for 2003. The small increase in research and development expenses is due to expenditures related to the support of The iBasis Network.  As a percentage of net revenue, research and development expenses decreased to 5.8% for 2004 from 8.8% for 2003.  We expect that research and development expenses will remain relatively level and continue to decrease as a percentage of net revenue over the balance of 2004.

Selling and marketing expenses. Selling and marketing expenses include expenses relating to the salaries, payroll taxes, benefits and commissions that we pay for sales personnel and the expenses associated with the development and implementation of our promotion and marketing campaigns.

Selling and marketing expenses increased by $0.2 million, to $2.1 million in 2004, from $1.9 million in 2003.  The slight increase in expenses primarily relates to sales incentive compensation on the higher level of revenues.  As a percentage of net revenue, selling and marketing expenses decreased to 3.5% for 2004 from 4.8% for 2003. We anticipate that selling and marketing expenses will remain relatively level and will continue to decrease as a percentage of net revenue over the balance of 2004.

General and administrative expenses. General and administrative expenses include salary, payroll tax and benefit expenses and related costs for general corporate functions, including executive management, finance and administration, legal and regulatory, facilities, information technology and human resources.

General and administrative expenses increased by $0.5 million to $3.3 million for 2004 from $2.8 million for 2003.  The increase in expenses relates to costs associated with complying with the Sarbanes-Oxley Act of $0.1 million and the effect of foreign currency fluctuations of $0.4 million. As a percentage of net revenue, general and administrative expenses decreased to 5.3% for 2004 from 7.2% for 2003.  We expect general and administrative expenses to remain relatively level and decrease as a percentage of net revenue over the balance of 2004.

Depreciation and amortization expenses. Depreciation and amortization expenses decreased by $2.9 million to $2.8 million for 2004 from $5.7 million for 2003.  This decrease was primarily due to the end of the useful life of certain networking equipment.  As a percentage of net revenue, depreciation and amortization expenses decreased to 4.6% for 2004 from 14.7% for 2003.  We expect depreciation and amortization expenses to continue to decrease over the balance of 2004, both in absolute dollars and as a percentage of net revenue.

Non-cash stock-based compensation. Non-cash stock-based compensation represents compensation expense incurred in connection with the grant of stock options to our employees with exercise prices less than the fair value of our common stock at the respective dates of grant.  Such grants were made prior to our initial public stock offering and are being expensed over the vesting periods of the options granted.  Non-cash stock-based compensation was $28,000 in 2003.  There was no non-cash stock-based compensation expense in 2004 as these options became fully vested in 2003.

Interest income.  Interest income was $14,000 and $41,000 for 2004 and 2003, respectively.  The decrease in interest income reflects our lower average cash balance in 2004.

Interest expense. Interest expense is primarily composed of interest expense paid on the Existing Notes and various capital lease agreements financing certain hardware and software components of our network.  Interest expense decreased by $0.2 million to $0.8 million in 2004 from $1.0 million in 2003.  This decrease primarily relates to the bond exchanges in 2003, which reduced our debt level by $25.2 million, as well as reduced interest expense relating to a lower level of capital lease obligations.  As a result of the completion of the refinancing of our debt in June 2004, interest expense in the future will include interest on the New Secured Notes.  All of the interest associated with the Existing Senior Notes, which were prepaid in full as part of the refinancing, had been charged to the gain on bond exchanges in 2003.  As a result, we expect that interest expense will increase by approximately $0.6 million per quarter over the balance of 2004.

Gain on bond exchanges.  In 2003, we recognized a gain of $3.7 million in connection with the early extinguishment of $12.2 million of the Existing Notes.

Other expenses, net.  Other expenses, net were $66,000 and $98,000 in 2004 and 2003, respectively, and relate mostly to state excise and franchise taxes.

Refinancing transaction costs.  Transaction costs relating to the refinancing of our debt in June 2004 were $1.9 million.  These costs consisted primarily of investment banking services, legal and audit fees.

Refinancing related interest expense. We issued warrants to purchase a total of 5.2 million shares of our common stock, at $1.85 per share, to the holders of the Existing Senior Notes as partial consideration for the prepayment of these notes.  The fair value of $2.1 million for these warrants has been charged to the statement of operations as additional interest expense.  Future interest on the Existing Senior Notes of $1.6 million, that had originally been charged to the gain on bond exchanges in 2003 and will not be paid as a result of the prepayment of these notes, was recorded as a reduction to the additional interest expense associated with the refinancing.

Income taxes.  We have not recorded an income tax benefit for the losses associated with our operating losses in 2004 and 2003 as we believe that it is more likely than not that these benefits will not be realized.

Net loss. Net loss was $5.9 million in 2004 compared to a net loss of $5.5 million in 2003.  Excluding refinancing charges of $2.4 million, the loss in 2004 was $3.5 million.  Excluding the gain on bond exchanges of $3.7 million, the loss in 2003 was $9.2 million.  The reduction in the net loss in 2004 compared to 2003 of $5.7 million, excluding refinancing charges and gain on bond exchanges, primarily relates to the proportionately lower level of costs and operating expenses on the higher level of revenues year-to-year.

Six Months Ended June 30, 2004 Compared to June 30, 2003

Net revenue. Net revenue increased by approximately $37.2 million, or 46%, to $118.2 million for 2004 from $81.0 million for 2003.  Traffic carried over our network increased 29% to just over 2.1 billion minutes for 2004 from 1.6 billion minutes for 2003 and our average revenue per minute was 5.5 cents in 2004 compared to 4.9 cents per minute in 2003.  Revenues from our wholesale telecommunications services increased $27.4 million, or 35%, to $106.7 million for 2004 from $79.3 million in 2003.  Revenues for our retail prepaid calling card services and other enhanced services, were $11.5 million in 2004 compared to $1.7 million in 2003.  This increase reflects the rapid growth we have achieved with our retail prepaid calling card services, which we introduced in the third quarter of 2003.

Data communications and telecommunication costs.  Data communications and telecommunications expenses increased by $32.4 million, or 47%, to $100.7 million for 2004 from $68.3 million for 2003. Data communications and telecommunications expenses were $91.5 million and $9.2 million for our Wholesale and Retail business segments, respectively. The increase in data communications and telecommunications expense primarily reflects the increase in traffic, as discussed above.  The largest component of this expense, termination costs, increased to $98.1 million for 2004 from $65.7 million for 2003 while circuit costs remained level at $2.6 million for 2004 and 2003.  As a percentage of net revenues, data communications and telecommunications expenses increased to 85.2% for 2004 from 84.3% in 2003.

Research and development expenses.  Research and development expenses were approximately the same at $7.1 million for 2004 and 2003.  As a percentage of net revenue, research and development expenses decreased to 6.0% for 2004 from 8.8% for 2003.

Selling and marketing expenses.  Selling and marketing expenses increased by $0.2 million, to $4.1 million in 2004, from $3.9 million in 2003.  The slight increase in expenses primarily relates to sales incentive compensation on the higher level of revenues.  As a percentage of net revenue, selling and marketing expenses decreased to 3.5% for 2004 from 4.8% for 2003.

General and administrative expenses.  General and administrative expenses increased by $0.9 million to $6.2 million for 2004 from $5.3 million for 2003.  The increase in expenses relates to costs associated with complying with the Sarbanes-Oxley Act of $0.1 million and the effect of foreign currency fluctuations of $0.4 million. As a percentage of net revenue, general and administrative expenses decreased to 5.3% for 2004 from 6.6% for 2003.

Depreciation and amortization expenses. Depreciation and amortization expenses decreased by $5.6 million to $6.3 million for 2004 from $11.9 million for 2003.  This decrease was primarily due to the end of the useful life of certain networking equipment.  As a percentage of net revenue, depreciation and amortization expenses decreased to 5.3% for 2004 from 14.7% for 2003.

Non-cash stock-based compensation. Non-cash stock-based compensation represents compensation expense incurred in connection with the grant of stock options to our employees with exercise prices less than the fair value of our common stock at the respective dates of grant.  Such grants were made prior to our initial public stock offering and are being expensed over the vesting periods of the options granted.  Non-cash stock-based compensation was $57,000 in 2003.  There was no non-cash stock-based compensation expense in 2004 as these options became fully vested in 2003.

Interest income.  Interest income was $28,000 and $111,000 for 2004 and 2003, respectively.  The decrease in interest income reflects our lower average cash balance in 2004.

Interest expense. Interest expense is primarily composed of interest expense paid on the Existing Notes and various capital lease agreements financing certain hardware and software components of our network.  Interest expense decreased by $0.9 million to $1.5 million in 2004 from $2.4 million in 2003.  This decrease primarily relates to the bond exchanges in 2003, which reduced our debt level by $25.2 million, as well as reduced interest expense relating to a lower level of capital lease obligations.

Gain on bond exchanges.  In 2003, we recognized a gain of $16.6 million in connection with the early extinguishment of $50.4 million of the Existing Notes.

Refinancing transaction costs.  Transaction costs relating to the refinancing of our debt in June 2004 were $1.9 million.  These costs consisted primarily of investment banking services, legal and audit fees.

Refinancing related interest expense.  We issued warrants to purchase a total of 5.2 million shares of our common stock, at $1.85 per share, to the holders of the Existing Senior Notes as partial consideration for the prepayment of these notes.  The fair value of $2.1 million for these warrants has been charged to the statement of operations as additional interest expense.  Future interest on the Existing Senior Notes of $1.6 million, that had originally been charged to the gain on bond exchanges in 2003 and will not be paid as a result of the prepayment of these notes, was recorded as a reduction to the additional interest expense associated with the refinancing.

Income taxes.  We have not recorded an income tax benefit for the losses associated with our operating losses in 2004 and 2003 as we believe that it is more likely than not that these benefits will not be realized.

Net loss. Net loss was $15.3 million in 2004 compared to a net loss of $1.5 million in 2003.  Excluding refinancing charges of $2.4 million and the loss on a long-term non-marketable security, the loss in 2004 was $7.8 million.  Excluding the gain on bond exchanges of $16.6 million, the loss in 2003 was $18.1 million.  The reduction in the net loss in 2004 compared to 2003 of $10.3 million, excluding refinancing charges, loss on a non-marketable security and gain on bond exchanges, primarily relates to the proportionately lower level of costs and operating expenses on the higher level of revenues year-to-year.

Liquidity and Capital Resources

Our principal capital and liquidity needs historically have related to the development of our network infrastructure, our sales and marketing activities, research and development expenses, and general capital needs. Our capital needs have been met, in large part, from the net proceeds from our public offerings of common stock and the issuance of our Existing Notes. In addition, we have also historically met our capital needs through vendor capital leases and other equipment financings. We expect to continue to utilize equipment financing in the future to partially fund our capital equipment needs.

Net cash used in continuing operating activities for the six months ended June 30, 2004 declined to $2.4 million from $3.8 million for the same period in 2003.  For the three months ended June 30, 2004, operating activities provided $0.4 million in cash.  Cash used in continuing operating activities for both six month periods was primarily related to the cash necessary to fund our operating losses.  In addition, the reduction in cash used in operating activities in 2004 was also a result of strong collections of accounts receivable which reduced our days sales outstanding.

Net cash provided by investing activities was $1.7 million for the six months ended June 30, 2004 compared to cash used of $2.9 million for the same period in 2003.  The cash provided by investing activities in 2004 relates to $1.1 million in proceeds from an earn-out receivable and $1.5 million in proceeds from an escrow payment relating the sale of our Speech Solutions Business, net of purchases of property and equipment of $1.0 million.  The cash used in investing activities in 2003 relates to purchases of equipment of $2.1 million and $0.7 million relating to an adjustment to the proceeds from the sale of our former Speech Solutions Business.

In June 2004, we completed a refinancing of our outstanding debt obligations. As part of the refinancing, we completed an Exchange Offer, pursuant to which $37.3 million of our outstanding Existing Notes, representing approximately 98% of the total amount of Existing Notes outstanding, were tendered for the same principal amount of New Subordinated Notes. Approximately $0.9 million of the Existing Notes remain outstanding after the Exchange Offer. Simultaneously with the Exchange Offer, we prepaid all $25.2 million of our Existing Senior Notes for cash equal to the principal amount plus accrued but unpaid interest and the issuance of Warrants exercisable for an aggregate of 5,176,065 shares of our common stock at $1.85 per share. We issued $29.0 million of New 8% Secured Convertible Notes due in June 2007 of which $25.2 million was used to prepay the Existing Senior Notes. The New Secured Notes are convertible into shares of common stock at $1.85 per share.  As a result of the refinancing, we have extended the maturity of $62.5 million in debt from the first quarter of 2005 until 2007 and 2009.  This refinancing will also reduce our future annual cash interest payments by $0.2 million.

Net cash provided by financing activities was $1.7 million for the six months ended June 30, 2004 compared to cash used in financing activities of $4.5 million for 2003.  Cash provided by financing activities in 2004 included an additional $3.8 million in proceeds from the issuance of the New Secured Notes net of the amount used to finance the prepayment of the Existing Senior Notes.  The additional net proceeds from the New Secured Notes helped finance $1.8 million in transaction costs.  In addition, we received proceeds of $1.0 million from the holders of the Existing Senior Notes who exercised previously issued warrants for 1.5 million shares during the three months ended June 30, 2004.  Principal payments on capital lease obligations were $1.4 million in 2004.

At June 30, 2004 and December 31, 2003, we had $2.3 million in borrowings under our bank line of credit.  At June 30, 2004, we had unused borrowing capacity of $3.0 million and we had outstanding letters of credit of $1.6 million.

Cash used in financing activities in 2003 was a result of $3.6 million for principal payments on capital lease obligations and $0.9 million for professional fees paid on the exchange of bonds in 2003.

In June 2004, our stockholders approved an increase in the level of our authorized common stock from 85 million shares to 170 million shares.

We anticipate that the June 30, 2004 balance of $18.2 million in cash and cash equivalents, together with cash flow from operations, will be sufficient to fund our operations and debt service requirements for the next twelve months.  However, in the event we fail to execute on our plan, we experience events described in “Risk Factors”, or that circumstances currently unknown or unforeseen by us arise, we may not succeed in re-capitalizing the Company, or be able to obtain additional funding to allow us to meet our debt obligations.

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

The following table summarizes our future contractual obligations as of June 30, 2004 and displays our future contractual obligations:

	Payment Due Dates
	Total	Less than 1 Year	1 to 2 Years	2 to 3 Years	3 to 5 Years	After 5 Years
	(In thousands)
6¾% Convertible Subordinated Notes due 2009	$37,285	$—	$—	$—	$37,285	$—
5¾% Convertible Subordinated Notes due 2005	895	895	—	—	—	—
8% Secured Convertible Notes due 2007	29,000	—	—	29,000	—	—
Capital lease obligations	828	828	—	—	—	—
Revolving line of credit	2,300	2,300	—	—	—	—
Operating leases	10,606	3,120	1,732	1,709	3,677	368

Total	$80,914	$7,143	$1,732	$30,709	$40,962	$368

Factors That May Affect Future Results and Financial Condition

RISK FACTORS

Any investment in our securities involves a high degree of risk. You should carefully consider the risks described below, which we believe are all the material risks to our business, together with the information contained elsewhere in this report, before you make a decision to invest in our company.

Risks Related to Our Company

A failure to obtain necessary additional capital in the future could jeopardize our operations.

We will need additional capital in the future to fund our operations, finance investments in equipment and corporate infrastructure, expand our network, increase the range of services we offer and respond to competitive pressures and perceived opportunities.  We have had a history of negative cash flows from operations.  For the six months ended June 30, 2004 and for all of 2003, our negative cash flow from continuing operations was $2.4 million and $3.2 million, respectively.  Cash flow from operations and cash on hand may not be sufficient to cover our operating expenses, working capital, interest on and repayment of our debt and capital investment needs. We may not be able to obtain additional financing on terms acceptable to us, if at all. If we raise additional funds by selling equity securities, the relative equity ownership of our existing investors could be diluted or the new investors could obtain terms more favorable than previous investors. A failure to obtain additional funding could prevent us from making expenditures that are needed to allow us to grow or maintain our operations.

Our financial condition, and the restrictive covenants contained in our credit facility may limit our ability to borrow additional funds or raise additional equity as may be required to fund our future operations.

We incurred significant losses from continuing operations of $15.3 million for the six months ended June 30, 2004 and $10.9 million for the year ended December 31, 2003.  Our accumulated deficit, and stockholders’ deficit was approximately $427.5 million and $54.2 million, respectively, as of June 30, 2004.  Moreover, the terms of our $15 million revolving credit facility and our debt exchange may limit our ability to, among other things:

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

•  sell or otherwise dispose of assets or use the proceeds from any asset sale or other disposition; and

•  create additional liens on our assets; or

•  issue certain types of redeemable preferred stock.

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

We may not generate the cash flow required to pay our liabilities as they become due.  Following the completion of the Exchange Offer and refinancing of our Existing Senior Notes, our outstanding debt included approximately $0.9 million of the Existing Notes due in March 2005, $37.3 million of the New Subordinated Notes due in June 2009, and $29.0 million of New Secured Notes due in June 2007. We must pay interest on all of the Existing Notes, the New Subordinated Notes and the New Secured Notes twice a year. If our cash flow is inadequate to meet our obligations, we will default on the notes. Any default of the Existing Notes, the New Subordinated Notes or the New Secured Notes could allow our note holders to seize our assets or try to force us into bankruptcy.

Additionally, as of June 30, 2004, we had an outstanding balance of $2.3 million on our bank revolving line of credit totaling $15.0 million, and had approximately $1.6 million of outstanding letters of credit issued under this agreement.  If we fail to pay our liabilities under this credit line, the bank may enforce all available remedies and seize our assets or receivables, to satisfy any amounts owed.

We may be unable to repay or repurchase the new secured notes, existing notes or new subordinated notes upon a repurchase event and be forced into bankruptcy.

The holders of the New Secured Notes may require us to repurchase or prepay all of the outstanding New Secured Notes upon a “repurchase event.” A repurchase event under the New Secured Notes includes a change of control under certain circumstances or a termination of listing of our common stock on a U.S. national securities exchange or trading on an established over-the-counter trading market in the U.S. In addition, upon the receipt of proceeds of certain asset sales by us that generate proceeds in excess of $10,000,000 (or if an event of default exists, regardless of the amount) that is not invested or used to reduce existing indebtedness and does not result in a change of control, we are required to use the proceeds from the asset sale to prepay or repurchase the New Secured Notes. We may not have sufficient cash reserves to repurchase the New Secured Notes at such time, which would cause an event of default under the New Secured Note Indenture and under our other debt obligations.

The holders of the Existing Notes and New Subordinated Notes may require us to repurchase all or any portion of the outstanding Existing Notes or New Subordinated Notes upon a “repurchase event.” A repurchase event under the Existing Notes and New Subordinated Notes includes a change in control under certain circumstances or a termination of listing of our common stock on a U.S. national securities exchange or trading on an established over-the-counter trading market in the U.S. We may not have sufficient cash reserves to repurchase the Existing Notes or New Subordinated Notes at such time, which would cause an event of default under the Existing Note Indenture or the New Subordinated Note Indenture and under our other debt obligations and may force us to declare bankruptcy.

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

Nonetheless, aspects of our operations may currently be, or become, subject to state or federal regulations governing licensing, universal service funding, access charges, advertising, disclosure of confidential communications or other information, excise taxes, transactions restricted by U.S. embargo and other reporting or compliance requirements.

While the FCC to date has maintained an informal policy that information service providers, including Internet telephony providers, are not telecommunications carriers for regulatory purposes, various entities have challenged this idea, before the FCC and at various state government agencies.  The FCC recently ruled against AT&T, finding that certain traffic AT&T carried in part utilizing an Internet protocol format was nonetheless regulated telecommunications for which terminating access charges were due. The FCC has also held hearings and announced a Notice of Proposed Rulemaking on IP-enabled services. Adverse rulings or rulemakings could subject us to licensing requirements and additional fees and subsidies.

The IRS and the U.S. Department of Treasury have issued a notice of proposed rulemaking suggesting that VoIP calls may be subject to a 3% federal excise tax.

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

The Telecommunications Act of 1996 requires that payphone service providers be compensated for all completed calls originating from payphones in the United States. When calling cards are used, the FCC’s prior rules required the first switch-based carrier to compensate the payphone service provider, but newly adopted rules require the last switched-based carrier to do so, and further require that all carriers in the call chain implement a call-tracking system, utilize it to identify such calls, provide an independent audit of the adequacy of such system, and provide a report on these matters to the FCC and others in the call chain. We maintain that as an international Internet telephony provider, we sell an information service. We therefore are not a “carrier” for regulatory purposes and, in any case, our Internet-based systems do not rely on traditional long distance switches. Thus, there is a good faith legal basis for concluding that our services are not subject to payphone compensation requirements. Nonetheless, we have indirectly paid, and intend to continue paying, payphone service providers as part of our prepaid calling card business. To date, we have reimbursed certain of our toll-free access vendors - facilities-based long distance carriers from which we have received payphone calls that could be construed to be compensable under the payphone compensation rules - who have indeed paid payphone compensation for such calls. In the future, we intend to contract with a clearinghouse to remit funds directly to payphone service providers for calls originating from payphones utilizing our prepaid calling cards.  For all other types of traffic related to our wholesale transport business, we believe that we are not responsible for payphone compensation, but rather that the carrier that precedes us is.

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

Historically, the sound quality of calls placed over the Internet was poor. As the Internet telephony industry has grown, sound quality has improved, but the technology may require further refinement. Additionally, as a result of the Internet’s capacity constraints, callers could experience delays, errors in transmissions or other interruptions in service. Transmitting telephone calls over the Internet, and other uses of the Internet, must also be accepted by customers as an alternative to traditional services. As the Internet telephony market is evolving, predicting the size of these markets and their growth rate is difficult. If our market fails to continue to develop, then we will be unable to grow our customer base and our results of operations will be materially adversely affected.

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

Our investments in commercial paper and debt instruments are subject to interest rate risk, but due to the short-term nature of these investments, changes in interest rates would not have a material impact on their value at June 30, 2004. Our primary interest rate risk is the risk on borrowings under our line of credit agreements, which are subject to interest rates based on the bank’s prime rate. A change in the applicable interest rates would also affect the rate at which we could borrow funds or finance equipment purchases. All other debt, including capital lease obligations, are fixed rate debt. A 10% change in interest rates would not have a material impact on interest expense associated with our line of credit agreement. In addition, a 10% change in interest rates would not significantly impact the fair value of the New Notes or New Secured Notes.

We conduct our business in various regions of the world, but most of our revenues are denominated in U.S. dollars with the remaining being generally denominated in Euros or British pounds sterling. Although most of our costs are U.S. dollar denominated, some of our costs are in Euros or British pounds sterling which partially offsets our risk from revenues denominated in these currencies.

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

Part II — Other Information

Item 1. Legal Proceedings

In addition to litigation that we have initiated or responded to in the ordinary course of business, we are currently party to the following potentially material legal proceedings:

Beginning July 11, 2001, we were served with several class action complaints that were filed in the United States District Court for the Southern District of New York against us and several of our officers, directors, and former officers and directors, as well as against the investment banking firms that underwrote our November 10, 1999 initial public offering of the common stock and our March 9, 2000 secondary offering of the common stock. The complaints were filed on behalf of persons who purchased the common stock during different time periods, all beginning on or after November 10, 1999 and ending on or before December 6, 2000.

The complaints are similar to each other and to hundreds of other complaints filed against other issuers and their underwriters, and allege violations of the Securities Act of 1933 and the Securities Exchange Act of 1934

primarily based on the assertion that there was undisclosed compensation received by our underwriters in connection with our public offerings and that there were understandings with customers to make purchases in the aftermarket. The plaintiffs have sought an undetermined amount of monetary damages in relation to these claims. On September 4, 2001, the cases against us were consolidated. On October 9, 2002, the individual defendants were dismissed from the litigation by stipulation and without prejudice.

On June 11, 2004, we and the individual defendants, as well as many other issuers named as defendants in the class action proceeding, entered into an agreement-in-principle to settle this matter, and on June 14, 2004, this settlement was presented to the court. A motion for preliminary approval of the settlement was filed on June 25, 2004 and is pending. Once the court preliminarily approves the settlement and notice has been mailed, there will be an objection period, followed by a hearing for final approval of the settlement.  Although we believe that we and the individual defendants have meritorious defenses to the claims made in the complaints, in deciding to pursue settlement, we considered, among other factors, the substantial costs and the diversion of our management’s attention and resources that would be required by litigation.

Pursuant to the terms of the proposed settlement, in exchange for a termination and release of all claims against us and the individual defendants and certain protections against third-party claims, we will assign to the plaintiffs certain claims we may have as an issuer against the underwriters, and our insurance carriers, along with the insurance carriers of the other issuers, will ensure a floor of $1 billion for any underwriter-plaintiff settlement. Although the financial effect of the settlement on us will not be material, our insurance carriers’ exposure in this connection will range from zero to a few hundred thousand dollars, and will be reduced proportionately by any amounts recovered by plaintiffs directly from the underwriters.

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

We are also party to suits for collection, related commercial disputes, claims from carriers and foreign service partners over reconciliation of payments for circuits, Internet bandwidth and/or access to the public switched telephone network, and claims from estates of bankrupt companies alleging that we received preferential payments from such companies prior to their bankruptcy filings. We intend to prosecute vigorously claims that we have brought and employ all available defenses in contesting claims against us. Nevertheless, in deciding whether to pursue settlement, we will consider, among other factors, the substantial costs and the diversion of management’s attention and resources that would be required in litigation. In light of such costs, we have settled various and in some cases similar matters on what we believe have been favorable terms which did not have a material impact our financial position, results of operations, or cash flows. The results or failure of any suit may have a material adverse affect on our business.

Item 2. Changes in Securities, Use of proceeds and Issuer Purchases of Equity Securities

In June 2004, we completed a refinancing of our outstanding debt obligations. As part of the refinancing, we completed an exchange offer (the “Exchange Offer”), pursuant to which $37.3 million of our outstanding 5¾% Convertible Subordinated Notes due in March 2005 (“Existing Notes”), representing approximately 98% of the total amount of Existing Notes outstanding, were tendered for the same principal amount of new 6¾% Convertible Subordinated Notes due in June 2009 (“New Subordinated Notes”). Approximately $0.9 million of the Existing Notes remain outstanding after the Exchange Offer. Simultaneously with the Exchange Offer, we prepaid all $25.2 million of our 11½% Senior Secured Notes due in January 2005 (“Existing Senior Notes”) for cash equal to the principal amount plus accrued but unpaid interest and the issuance of warrants exercisable for an aggregate of 5,176,065 shares of our common stock, $0.001 par value per share (“common stock”), at $1.85 per share (the “Warrants”). We issued $29.0 million of New Secured Notes, of which $25.2 million was used to prepay the Existing Senior Notes. The New Secured Notes are convertible into shares of common stock at

$1.85 per share.

Item 4. Submission of Matters to a Vote of Security Holders

At the Company’s Annual Meeting of Shareholders held on May 24, 2004, shareholders re-elected Mr. W. Frank King and Mr. Charles Skibo as Class 2 Directors to serve until the Company’s 2007 Annual Meeting of Shareholders.  The shareholders also ratified and appointed Deloitte & Touche LLP as independent auditors for the Company.

The results of the shareholder vote is as follows:

Election of Class 2 Directors:

FOR

WITHHELD

W. Frank King

40,746,026 shares

815,941 shares

Charles Skibo

40,403,443 shares

1,158,524 shares

Appointment of Deloitte & Touche LLP as independent auditors:

FOR:  41,196,152 shares

AGAINST:  335,132 shares

ABSTAIN:  30,683 shares

At a Special Meeting of Shareholders held on June 18, 2004, shareholders approved an increase in theauthorized number of shares of common stock of the Company from 85 million common shares to 170 million common shares.

The results of the shareholder vote is as follows:

FOR:  42,394,756 shares

AGAINST:  1,506,209 shares

ABSTAIN:  84,811 shares

Item 6 - Exhibits and Reports on Form 8-K

(a)	Exhibits:

	31.1	Certificate of iBasis, Inc. Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certificate of iBasis, Inc. Chief Financial Officer pursuant to Section 302 of the Sarbanes-

Oxley Act of 2002.

	32.1	Certificate of iBasis, Inc. Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2	Certificate of iBasis, Inc. Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K:
On April 28, 2004, the Company filed a Form 8-K related to the press release regarding results for the three months ended March 31, 2004.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

iBasis, Inc.

August 5, 2004	By:	/s/ Richard Tennant
Richard Tennant
Vice President and Chief Financial Officer
(Authorized Officer and
Principal Accounting Officer)