Form 10-Q
period 2004-09-30
IBASIS INC
filed 2004-11-10
CIK 1091756

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (MARK ONE)

    /X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

                                       OR

    / /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   FOR THE TRANSITION PERIOD FROM      TO

                       COMMISSION FILE NUMBER: 000-27127

                                   ----------

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

                                   ----------

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes / / No /X/

As of October 29, 2004, there were 62,470,856 shares of the Registrant's Common Stock, par value $0.001 per share, outstanding.

================================================================================
                                  iBASIS, INC.
                                      INDEX

                                                                                            Page
PART I -- FINANCIAL
INFORMATION
ITEM 1 --                 Condensed Consolidated Financial Statements                            3
                          Condensed Consolidated Balance Sheets at September 30, 2004
                          and December 31, 2003 (unaudited)                                      3
                          Condensed Consolidated Statements of Operations for the Three
                          Months Ended September 30, 2004 and 2003 (unaudited)                   4
                          Condensed Consolidated Statements of Operations for the Nine
                          Months Ended September 30, 2004 and 2003 (unaudited)                   5
                          Condensed Consolidated Statements of Cash Flows for the Nine
                          Months Ended September 30, 2004 and 2003 (unaudited)                   6
                          Condensed Notes to Consolidated Financial Statements
                          (unaudited)                                                            7
ITEM 2 --                 Management's Discussion and Analysis of Financial Condition and
                          Results of Operations                                                 21
ITEM 3 --                 Quantitative and Qualitative Disclosures About Market Risk            42
ITEM 4 --                 Controls and Procedures                                               42
PART II -- OTHER
INFORMATION                                                                                     42
ITEM 1 --                 Legal Proceedings                                                     42
ITEM 6 --                 Exhibits and Reports on Form 8-K                                      44
                          Signature                                                             45
                          Certifications

PART I - FINANCIAL INFORMATION

                                  iBASIS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                                                SEPTEMBER 30,       DECEMBER 31,
                                                                                                    2004                2003
                                                                                              -----------------   -----------------
                                                                                              (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                     ASSETS
Cash and cash equivalents                                                                     $          46,587   $          17,270
Accounts receivable, net of allowance for doubtful accounts of $3,282 and $3,128,
   respectively                                                                                          29,315              21,767
Prepaid expenses and other current assets                                                                 3,665               5,295
                                                                                              -----------------   -----------------
   Total current assets                                                                                  79,567              44,332

Property and equipment, at cost:
   Network equipment                                                                                     67,896              67,441
   Equipment under capital lease                                                                         11,279               9,558
   Computer software                                                                                      9,010               8,387
   Leasehold improvements                                                                                 6,437               6,414
   Furniture and fixtures                                                                                 1,064               1,062
                                                                                              -----------------   -----------------
                                                                                                         95,686              92,862
   Less: Accumulated depreciation and amortization                                                      (84,140)            (75,687)
                                                                                              -----------------   -----------------
Property and equipment, net                                                                              11,546              17,175

Deferred debt financing costs, net                                                                          128                 326
Long term investment in non-marketable security                                                              --               5,000
Other assets                                                                                                390                 705
                                                                                              -----------------   -----------------
     Total assets                                                                             $          91,631   $          67,538
                                                                                              =================   =================
                      LIABILITIES AND STOCKHOLDERS' DEFICIT
Accounts payable                                                                              $          23,220   $          19,902
Accrued expenses                                                                                         17,553              18,652
Deferred revenue                                                                                          5,099                 417
Current portion of long-term debt                                                                         1,942               2,097
                                                                                              -----------------   -----------------
   Total current liabilities                                                                             47,814              41,068

Long term debt, net of current portion                                                                   67,383              65,829
Other long term liabilities                                                                               1,079               2,749

Stockholders' deficit:
   Common stock, $0.001 par value, authorized - 170,000 and 85,000 shares, respectively;
     issued - 62,198 and 45,913 shares, respectively;                                                        63                  46
   Treasury stock; 1,135 shares at cost                                                                    (341)               (341)
   Additional paid-in capital                                                                           404,129             370,393
   Accumulated deficit                                                                                 (428,496)           (412,206)
                                                                                              -----------------   -----------------
     Total stockholders' deficit                                                                        (24,645)            (42,108)
                                                                                              =================   =================
     Total liabilities and stockholders' deficit                                              $          91,631   $          67,538
                                                                                              =================   =================

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS.

                                  iBASIS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                                 THREE MONTHS ENDED SEPTEMBER 30,
                                                                                              -------------------------------------
                                                                                                    2004                2003
                                                                                              -------------------------------------
                                                                                              (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net revenue                                                                                   $          70,359   $          44,032
Costs and operating expenses:
Data communications and telecommunications (excluding depreciation and amortization)                     60,037              38,502
Research and development                                                                                  3,585               2,893
Selling and marketing                                                                                     2,308               1,877
General and administrative                                                                                3,480               1,228
Depreciation and amortization                                                                             2,141               4,267
Non-cash stock-based compensation                                                                            --                  29
                                                                                              -----------------   -----------------
   Total cost and operating expenses                                                                     71,551              48,796
                                                                                              -----------------   -----------------

Loss from operations                                                                                     (1,192)             (4,764)

Interest income                                                                                              13                  30
Interest expense                                                                                         (1,441)               (801)
Other expenses, net                                                                                         (71)                (98)
Refinancing transaction costs                                                                              (205)                 --
                                                                                              -----------------   -----------------

Loss from continuing operations                                                                          (2,896)             (5,633)

Income from discontinued operations                                                                       1,861                  --
                                                                                              -----------------   -----------------
Net loss                                                                                      $          (1,035)  $          (5,633)
                                                                                              =================   =================

Basic and diluted net loss (income) per share:
   Loss from continuing operations                                                            $           (0.06)  $           (0.13)
   Income from discontinued operations                                                                     0.04                  --
                                                                                              -----------------   -----------------

Net loss per share                                                                            $           (0.02)  $           (0.13)
                                                                                              =================   =================

Weighted average common shares outstanding:
   Basic                                                                                                 47,884              44,714
   Diluted                                                                                               47,884              44,714

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS.

                                  iBASIS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                                 NINE MONTHS ENDED SEPTEMBER 30,
                                                                                              -------------------------------------
                                                                                                    2004                2003
                                                                                              -----------------   -----------------
                                                                                              (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net revenue                                                                                   $         188,542   $         124,992
Costs and operating expenses:
Data communications and telecommunications (excluding depreciation and amortization)                    160,693             106,799
Research and development                                                                                 10,665              10,017
Selling and marketing                                                                                     6,440               5,774
General and administrative                                                                                9,699               6,557
Depreciation and amortization                                                                             8,452              16,129
Non-cash stock-based compensation                                                                            --                  86
                                                                                              -----------------   -----------------
   Total cost and operating expenses                                                                    195,949             145,362
                                                                                              -----------------   -----------------

Loss from operations                                                                                     (7,407)            (20,370)

Interest income                                                                                              41                 142
Interest expense                                                                                         (2,989)             (3,200)
Gain on bond exchanges                                                                                       --              16,615
Other expenses, net                                                                                        (156)               (292)
Loss on long-term non-marketable security                                                                (5,000)                 --
Refinancing transaction costs                                                                            (2,159)                 --
Refinancing related interest expense                                                                       (481)                 --
                                                                                              -----------------   -----------------

Loss from continuing operations                                                                         (18,151)             (7,105)

Income from discontinued operations                                                                       1,861                  --
                                                                                              -----------------   -----------------
Net loss                                                                                      $         (16,290)  $          (7,105)
                                                                                              =================   =================

Basic and diluted net loss (income) per share:
   Loss from continuing operations                                                            $           (0.39)  $           (0.16)
   Income from discontinued operations                                                                     0.04                  --
                                                                                              -----------------   -----------------
 Net loss per share                                                                           $           (0.35)  $           (0.16)
                                                                                              =================   =================

Weighted average common shares outstanding:
   Basic                                                                                                 46,411              44,672
   Diluted                                                                                               46,411              44,672

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS.

                                  iBASIS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                 NINE MONTHS ENDED SEPTEMBER 30,
                                                                                              -------------------------------------
                                                                                                    2004                2003
                                                                                              -----------------   -----------------
                                                                                                         (IN THOUSANDS)
Cash flows from operating activities:
   Loss from continuing operations                                                            $         (18,151)  $          (7,105)
   Adjustments to reconcile net loss to net cash used in operating activities:
     Gain on bond exchanges                                                                                  --             (16,615)
     Depreciation and amortization                                                                        8,452              16,129
     Amortization of deferred debt financing costs                                                          198                 265
     Amortization of deferred compensation                                                                   --                  86
     Bad debt (recovery) expense                                                                            154              (1,900)
     Impairment of investment in long-term non-marketable security                                        5,000                  --
     Fair value of warrant issued                                                                         2,140                  --
     Changes in assets and liabilities
        Accounts receivable                                                                              (7,702)              3,684
        Prepaid expenses and other current assets                                                          (978)              1,163
        Other assets                                                                                        315                 409
        Accounts payable                                                                                  3,318                 176
        Accrued expenses                                                                                  2,481              (2,225)
        Deferred revenue                                                                                  4,682               1,052
        Other long term liabilities                                                                      (1,670)               (391)
                                                                                              -----------------   -----------------
          Net cash used in continuing operating activities                                               (1,761)             (5,272)
                                                                                              -----------------   -----------------

Cash flows from investing activities:
   Purchases of property and equipment                                                                   (2,823)             (3,769)
   Adjustments to proceeds from sale of Speech Solutions Business                                            --                (736)
   Proceeds from earn-out receivable related to sale of Speech Solutions Business                         1,108                  --
   Proceeds from receipt of escrow receivable related to sale of Speech Solutions Business                1,500                  --
                                                                                              -----------------   -----------------
          Net cash used in investing activities                                                            (215)            (4,505)
                                                                                              -----------------   -----------------

Cash flows from financing activities:
   Bank borrowings                                                                                        4,600               6,900
   Payments of bank borrowings                                                                           (6,900)             (6,900)
   Proceeds from private equity placement                                                                31,500                  --
   Private equity placement transaction costs                                                            (1,045)                 --
   Proceeds from issuance of 8% Secured Convertible Notes                                                29,000                  --
   Prepayment of 11 1/2% Senior Secured Notes                                                           (25,175)                 --
   Proceeds from equipment lease financing                                                                1,765                  --
   Payments of principal on capital lease obligations                                                    (1,856)             (4,734)
   Refinancing transaction costs                                                                         (1,984)               (935)
   Proceeds from exercise of warrants                                                                     1,091                  --
   Proceeds from exercises of common stock options                                                          297                  77
                                                                                              -----------------   -----------------
          Net cash provided by (used in) financing activities                                            31,293              (5,592)
                                                                                              -----------------   -----------------
Net increase (decrease) in cash and cash equivalents                                                     29,317             (15,369)
Cash and cash equivalents, beginning of period                                                           17,270              32,317
                                                                                              -----------------   -----------------
Cash and cash equivalents, end of period                                                      $          46,587   $          16,948
                                                                                              =================   =================

Supplemental disclosure of cash flow information:
Cash paid during the year for interest                                                        $           6,388   $           5,513

Supplemental disclosure of non-cash investing and financing activities:
   Private equity placement:
     Fair value of warrant issued for partial payment of investment banking services          $           2,808   $              --
   Refinancing of 5 3/4% Convertible Subordinated Notes and 11 1/2% Senior Secured Notes:
     Fair value of warrant issued                                                             $           2,140   $              --
     Reduction of accrued interest on 11 1/2% Senior Secured Notes                            $          (1,659)  $              --
     Investment banking services paid in shares of common stock                               $             175   $              --
   Conversion of 6 3/4% Convertible Subordinated Note due June 2009 to common stock           $              35   $              --
   Termination of contingent liabilities relating to discontinued operations                  $           1,861   $              --
   Exchange of 5 3/4% Convertible Subordinated Notes for 11 1/2% Senior Secured Notes:
     Face value of 5 3/4% Convertible Subordinated Notes surrendered                          $              --   $          50,350

     Face value of 11 1/2% Senior Secured Notes issued                                        $              --   $          25,175

     Future interest payments on 11 1/2% Senior Secured Notes                                 $              --   $           5,527

     Fair value of warrants issued                                                            $              --   $           1,375

     Reduction in deferred financing costs                                                    $              --   $             723


  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED
                             FINANCIAL STATEMENTS.

                                  iBASIS, INC.
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  BUSINESS, MANAGEMENT PLANS AND PRESENTATION

BUSINESS

We are a leading wholesale carrier of international long distance telephone calls and a provider of retail prepaid calling services. Our continuing operations consist primarily of our Voice-Over-Internet-Protocol, or "VoIP", business. We offer wholesale services through our worldwide network to carriers, telephony resellers and others around the world by operating through various service agreements with local service providers in the United States, Europe, Asia, the Middle East, Latin America, Africa and Australia. During the third quarter of 2003, we introduced our retail prepaid calling card services and have marketed such services primarily to ethnic communities within major domestic markets through distributors.

Beginning in the second quarter of 2004, our recently created operating segment, retail prepaid calling card services and other enhanced services ("Retail") became a reportable business segment, in addition to our international wholesale VoIP services ("Wholesale"). Since we introduced our retail prepaid calling card services, revenue from our Retail business had been less than 10% of total revenue. Beginning in the second quarter of 2004, revenue from our Retail business has exceeded 10% of total net revenue. In September 2004, we launched a prepaid calling service as part of our Retail business segment, Pingo, offered directly to consumers through an eCommerce web interface.
Revenue from Pingo in the third quarter of 2004 was insignificant.

We have a history of operating losses and, as of September 30, 2004, our accumulated deficit was $428.5 million and our stockholders' deficit was $24.6 million. We used $1.8 million and $3.2 million in cash from operations in the nine months ended September 30, 2004 and the year ended December 31, 2003, respectively. These results are primarily attributable to the expenditures necessary to build our network and develop and expand our market.

In June 2004, we completed a refinancing of our outstanding debt obligations. As part of the refinancing, we completed an exchange offer (the "Exchange Offer"), pursuant to which $37.3 million of our outstanding 5 3/4% Convertible Subordinated Notes due in March 2005, representing approximately 98% of the total amount of the notes outstanding, were tendered for the same principal amount of new 6 3/4% Convertible Subordinated Notes due in June 2009. Approximately $0.9 million of the 5 3/4% Convertible Subordinated Notes due in March 2005 remain outstanding after the Exchange Offer. Simultaneously with the Exchange Offer, we prepaid all $25.2 million of our 11 1/2% Senior Secured Notes due in January 2005 for cash equal to the principal amount plus accrued but unpaid interest and the issuance of warrants exercisable for an aggregate of 5,176,065 shares of our common stock, at $1.85 per share. We issued $29.0 million of new 8% Secured Convertible Notes due in June 2007 of which $25.2 million was used to prepay the 11 1/2% Senior Secured Notes due in January 2005. The new 6 3/4% Convertible Subordinated Notes and the new 8% Secured Convertible Notes due in June 2007 are convertible into shares of common stock at $1.85 per share.

In September 2004, we completed a private equity placement of 15,000,000 shares of our common stock at $2.10 per share, for total gross proceeds of $31.5 million, to a group of institutional and accredited investors. Investment banking fees and other costs of the transaction were approximately $1.5 million, resulting in net proceeds to us from the private equity placement of approximately $30.0 million. The net proceeds from the private equity placement will be used for working capital requirements, capital asset purchases and general corporate purposes.

MANAGEMENT PLANS

We continue to expand our market share in international wholesale VoIP services by expanding our customer base and by introducing cost-effective solutions for our customers to interconnect with our network. During the first quarter of 2004, we introduced our DirectVoIP service which eliminates the need for certain switches for our customers to interconnect to our network, thus reducing capital equipment costs for both us and our customers. Our strategy is to continue the deployment of our Retail calling services which leverage our international VoIP network with our real time back office systems, and have the potential to deliver higher margins and improve cash flow. In addition, we continue to increase the traffic we terminate to mobile phones, which generally delivers higher average revenue per minute and margins than typical fixed-line traffic. We also continue to control operating expenses and capital expenditures, as well as to monitor and manage accounts payable and accounts receivable, and restructure existing debt to enhance cash flow.

Our plans include:
     -  expanding our market share for our Retail calling services;
     -  increasing revenues generated through mobile phone terminations;
     - increasing our customer base by introducing cost-effective solutions to interconnect with our network;
     - use of our switchless architecture, which eliminates the need for costly telecommunication switches and other equipment; and
     -  aggressive management of credit risk.

From 2001 to date, we took a series of actions to reduce operating expenses, restructure operations, reduce outstanding debt and provide additional liquidity. Such actions primarily included:

     - reductions in workforce and consolidation of Internet Central Offices. As a result of our restructuring programs and our continued focus on controlling expenses, our research and development, selling and marketing and general and administrative expenses, in total, declined to $28.6 million in 2003 from $53.2 million in 2002;

     - sale of our previous messaging business and the assets associated with our previous Speech Solutions Business;

     -  settlement of certain capital lease obligations;

     - repurchase of a portion of our 5 3/4% Convertible Subordinated Notes due in March 2005 for cash;

     - exchange of a portion of our 5 3/4% Convertible Subordinated Notes due in March 2005 for 11 1/2% Senior Secured Notes due in January 2005 and warrants to purchase common stock;

     -  establishment of a new credit facility with a bank; and

     - completion of our refinancing plan, pursuant to which $37.3 million (98% of the total outstanding) of our 5 3/4% Convertible Subordinated Notes due in March 2005 were tendered for the same principal amount of our new 6 3/4% Convertible Subordinated Notes due in June 2009 and we issued $29.0 million of 8% Secured Convertible Notes due in June 2007 to finance the prepayment of all $25.2 million of our 11 1/2% Senior Secured Notes due in January 2005.

     - completion of a private equity placement in September 2004 that resulted in net proceeds to us of approximately $30.0 million.

We anticipate that the September 30, 2004 balance of $46.6 million in cash and cash equivalents, together with cash flow generated from operations, will be sufficient to fund our operations and debt service requirements for at least the next twelve months.

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

At September 30, 2004, we had one stock-based employee compensation plan. The following table illustrates the effect on net income or net loss, and net income or net loss per share, if we had applied the fair value recognition provisions of SFAS No. 123.

                                                                    THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                                      SEPTEMBER 30,                        SEPTEMBER 30,
                                                            ----------------------------------   ----------------------------------
(IN THOUSANDS, EXCEPT PER SHARE DATA)                             2004              2003              2004               2003
--------------------------------------------------------    ----------------  ----------------   ---------------   ----------------
Net loss:
   As reported                                              $         (1,035) $         (5,633)  $       (16,290)  $         (7,105)

Add: Stock-based employee compensation expense included
   in reported net loss                                                   --                29                --                 86
Deduct:  Total stock-based employee compensation expense
   determined under fair value based method for all
   awards                                                               (432)           (1,080)           (2,072)            (1,370)
                                                            ----------------  ----------------   ---------------   ----------------
Net loss - pro forma                                        $         (1,467) $         (6,684)  $       (18,362)  $         (8,389)
                                                            ================  ================   ===============   ================

Basic and diluted net loss per share:
   As reported                                              $          (0.02) $          (0.13)  $         (0.35)  $          (0.16)
                                                            ================  ================   ===============   ================
   Pro forma                                                $          (0.03) $          (0.16)  $         (0.40)  $          (0.19)
                                                            ================  ================   ===============   ================

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

                                                         THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                           SEPTEMBER 30,                        SEPTEMBER 30,
                                                 ----------------------------------   ----------------------------------
                                                       2004              2003              2004               2003
                                                 ----------------  ----------------   ---------------   ----------------
Risk free interest rate                                      3.38%             3.13%             3.29%              3.13%
Dividend yield                                               0.00%             0.00%             0.00%              0.00%
Expected life                                             5 years           5 years           5 years            5 years
Volatility                                                    133%              122%              136%               122%
Fair value of options granted                    $           1.86  $           0.88   $          1.79   $           0.88

(3)  BUSINESS SEGMENT INFORMATION

Beginning in the second quarter of 2004, our recently created operating segment, retail prepaid calling card services and other enhanced services ("Retail") became a reportable business segment, in addition to our international wholesale VoIP services ("Wholesale"). Since we introduced our retail prepaid calling card services, revenue from our Retail business had been less than 10% of total revenue. Beginning in the second quarter of 2004, revenue from our Retail business has exceeded 10% of total net revenue.

Our Wholesale business consists of international long distance services we provide using VoIP. We offer wholesale services through our worldwide network to carriers, telephony resellers and others around the world by operating through various service agreements with local service providers in United States, Europe, Asia, the Middle East, Latin America, Africa and Australia.

Our Retail business consists of our retail prepaid calling card services and other enhanced services. To date, we have marketed our retail prepaid calling card services primarily to ethnic communities within major domestic markets through distributors. Revenue from our retail prepaid calling card services were 92% and 83% of our total Retail revenue in the three and nine months ended September 30, 2004, respectively. We expect that revenue from our retail prepaid calling card services will continue to be an increasingly large percentage of our total Retail revenue in the future. Our other enhanced services primarily consist of revenue derived from the outsourcing of our retail prepaid calling card platform.

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

Operating results, excluding interest income and expense, other income and expense, and refinancing related charges, for our two business segments are as follows:

                                                                                      THREE MONTHS ENDED SEPTEMBER 30, 2004
                                                                              -----------------------------------------------------
                                                                                                  (IN THOUSANDS)
                                                                                 WHOLESALE            RETAIL            TOTAL
                                                                              ----------------   ----------------  ----------------
Net revenue                                                                   $         58,598   $         11,761  $         70,359
Data communications and telecommunication (excluding depreciation and
   amortization)                                                                        50,054              9,983            60,037
                                                                              ----------------   ----------------  ----------------
Gross margin                                                                  $          8,544   $          1,778            10,322
                                                                              ================   ================

Research and development expenses                                                                                             3,585
Selling and marketing expenses                                                                                                2,308
General and administrative expenses                                                                                           3,480
Depreciation and amortization                                                                                                 2,141
                                                                                                                   ----------------
Loss from operations                                                                                               $         (1,192)
                                                                                                                   ================


                                                                                THREE MONTHS ENDED SEPTEMBER 30, 2003
                                                                              -------------------------------------------
                                                                                            (IN THOUSANDS)
                                                                                WHOLESALE       RETAIL         TOTAL
                                                                              -------------- -------------  -------------
Net revenue                                                                   $      42,566  $      1,466   $     44,032
Data communications and telecommunication
   (excluding depreciation and amortization)                                         37,370         1,132         38,502
                                                                              -------------- -------------  -------------
Gross margin                                                                  $       5,196  $        334          5,530
                                                                              ============== =============

Research and development expenses                                                                                  2,893
Selling and marketing expenses                                                                                     1,877
General and administrative expenses                                                                                1,228
Depreciation and amortization                                                                                      4,267
Non-cash stock-based compensation                                                                                     29
                                                                                                            -------------
Loss from operations                                                                                        $     (4,764)
                                                                                                            =============


                                                                                      NINE MONTHS ENDED SEPTEMBER 30, 2004
                                                                              -----------------------------------------------------
                                                                                                 (IN THOUSANDS)
                                                                                 WHOLESALE            RETAIL            TOTAL
                                                                              ----------------   ----------------  ----------------
Net revenue                                                                   $        165,292   $         23,250  $        188,542
Data communications and telecommunication (excluding depreciation and
   amortization)                                                                       141,504             19,189           160,693
                                                                              ----------------   ----------------  ----------------
Gross margin                                                                  $         23,788   $          4,061            27,849
                                                                              ================   ================

Research and development expenses                                                                                            10,665
Selling and marketing expenses                                                                                                6,440
General and administrative expenses                                                                                           9,699
Depreciation and amortization                                                                                                 8,452
                                                                                                                   ----------------
Loss from operations                                                                                               $         (7,407)
                                                                                                                   ----------------


                                                                                 NINE MONTHS ENDED SEPTEMBER 30, 2003
                                                                              -------------------------------------------
                                                                                            (IN THOUSANDS)
                                                                                WHOLESALE       RETAIL         TOTAL
                                                                              -------------- -------------  -------------
Net revenue                                                                   $     121,816  $      3,176   $    124,992
Data communications and telecommunication
   (excluding depreciation and amortization)                                        104,699         2,100        106,799
                                                                              -------------- -------------  -------------
Gross margin                                                                  $      17,117  $      1,076         18,193
                                                                              ============== =============

Research and development expenses                                                                                 10,017
Selling and marketing expenses                                                                                     5,774
General and administrative expenses                                                                                6,557
Depreciation and amortization                                                                                     16,129
Non-cash stock-based compensation                                                                                     86
                                                                                                            -------------
Loss from operations                                                                                        $    (20,370)
                                                                                                            -------------


                                                                                            AS OF SEPTEMBER 30, 2004
                                                                              -----------------------------------------------------
                                                                                                  (IN THOUSANDS)
                                                                                 WHOLESALE            RETAIL            TOTAL
                                                                              ----------------   ----------------  ----------------
Segment assets                                                                $         24,222   $          5,093  $         29,315
                                                                              ----------------   ----------------

Non-segment assets                                                                                                           62,316
                                                                                                                   ----------------

Total assets                                                                                                       $         91,631
                                                                                                                   ================

(4) DISCONTINUED OPERATIONS

LOSS FROM DISCONTINUED OPERATIONS. On July 15, 2002 we completed the sale of substantially all the assets of our Speech Solutions Business for $18.5 million in cash ($1.5 million of this amount was held in escrow until March
2004). The loss from discontinued operations has been recorded under the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long Lived Assets." In the fourth quarter of 2003, we recognized additional consideration of $1.3 million for an earn-out payment based on the achievement of certain 2003 revenue-based milestones associated with this business. The cash payment associated with the earn-out was $1.1 million and was received in February 2004. In addition, in March 2004, we received the $1.5 million escrow balance that had been held in escrow from the sale of this business since July 2002. In the third quarter of 2004, we recognized income from discontinued operations of $1.9 million resulting from the expiration of certain contingent obligations.

(5) LONG-TERM INVESTMENT IN NON-MARKETABLE SECURITY

Our long-term investment in a non-marketable security represents an equity investment in a privately-held company that was made in 2000 in connection with a round of financing with other third-party investors. As our investment does not permit us to exert significant influence or control over the entity in which we have invested, the recorded amount represents our cost of the investment less any adjustments we make when we determine that an investment's carrying value is other than temporarily impaired.

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

Based on our evaluation for the quarter ended March 31, 2004, we determined that our investment in this privately-held company has been other than temporarily impaired and, as a result, we recorded a $5.0 million non-cash charge to continuing operations for the first quarter of 2004. Our decision was based on our evaluation of the company's current cash position and recent operating results, as well as the perceived inability of the company to obtain additional financing at a level, and in a timely manner, to support its continued operations.

(6) ACCRUED RESTRUCTURING COSTS

During 2001 and 2002, the Company announced a restructuring plan to better align the organization with its corporate strategy and recorded a charge to its Statements of Operations in those periods in accordance with the criteria set forth in EITF 94-3 and SEC Staff Accounting Bulletin 100. The restructuring included the write-off of property and equipment, the termination of certain contractual obligations, exiting certain leased facilities and the reduction in the Company's workforce resulting in employee benefit costs.

As of September 30, 2004, the accrued restructuring costs consisted of costs accrued for certain leased facilities obligations. A summary of the accrued restructuring costs for the nine months ended September 30, 2004 is as follows:

(IN THOUSANDS)

                                                          LEASED FACILITY
2001 RESTRUCTURING CHARGE:                                  OBLIGATIONS
-----------------------------------------------------  --------------------
                                                          (IN THOUSANDS)
Accrual as of December 31, 2003                        $                181
Payments                                                               (152)

                                                       --------------------
Accrual as of September 30, 2004                       $                 29
                                                       ====================

                                                                                    EMPLOYEE
                                                          LEASED FACILITY           SEVERANCE
2002 RESTRUCTURING CHARGE:                                  OBLIGATIONS               COSTS                TOTAL
-----------------------------------------------------  --------------------   --------------------  --------------------
                                                                                 (IN THOUSANDS)
Accrual as of December 31, 2003                        $              2,051   $                 25  $              2,076
Payments                                                               (391)                   (25)                 (416)

                                                       --------------------   --------------------  --------------------
Accrual as of September 30, 2004                       $              1,660   $                 --  $              1,660
                                                       ====================   ====================  ====================

(7) LONG-TERM DEBT

Long-term debt consists of the following:

                                                                                SEPTEMBER 30,     DECEMBER 31,
                                                                                    2004              2003
                                                                               ---------------   ---------------
                                                                                        (IN THOUSANDS)
     5 3/4% Convertible Subordinated Notes, due in March, 2005                 $           895   $        38,180
     6 3/4% Convertible Subordinated Notes, due in June, 2009                           37,250                --
     11 1/2% Senior Secured Notes, due in January, 2005                                     --            25,175
     8% Secured Convertible Notes due in June, 2007                                     29,000                --
     Capital lease obligations                                                           2,180             2,271
     Revolving line of credit                                                               --             2,300
                                                                               ---------------   ---------------
     Total long term debt                                                               69,325            67,926

     Less-current portion                                                                1,942             2,097
                                                                               ===============   ===============

     Long term debt, net of current portion                                    $        67,383   $        65,829
                                                                               ===============   ===============

In June 2004, we completed a refinancing of our outstanding debt obligations. As part of the refinancing, we completed an exchange offer, pursuant to which $37.3 million of our 5 3/4% Convertible Subordinated Notes due in March 2005, representing approximately 98% of the total amount outstanding, were tendered for the same principal amount of new 6 3/4% Convertible Subordinated Notes due in June 2009. Approximately $0.9 million of the 5 3/4% Convertible Subordinated Notes due in March 2005 remain outstanding after the exchange offer. Simultaneously with the exchange offer, we prepaid all $25.2 million of our 11 1/2% Senior Secured Notes due in January 2005 for cash equal to the principal amount plus accrued but unpaid interest and the issuance of warrants exercisable for an aggregate of 5,176,065 shares of our common stock at $1.85 per share. We issued $29.0 million of new 8% Secured Convertible Notes due in June 2007, of which $25.2 million was used to prepay the 11 1/2% Senior Secured Notes due in January 2005. The 8% Secured Convertible Notes due in June 2007 are convertible into shares of common stock at $1.85 per share. In the third quarter of 2004, holders of $35,000 of 6 3/4% Convertible Subordinated Notes due in June 2009 voluntarily converted their notes into 18,918 shares of common stock at the conversion price of $1.85 per share.

In December 2003, we amended and extended our revolving line of credit with our bank. The new $15.0 million revolving line of credit replaced two secured lines of credit that totaled $15.0 million. The revolving line of credit bears interest at the bank's prime rate plus 1%, matures on January 5, 2005 and is collateralized by substantially all of our assets. Borrowings under the revolving line of credit are on a formula basis and are limited to eligible accounts receivable. The revolving line of credit requires us to comply with various non-financial covenants and financial covenants, including minimum profitability. At December 31, 2003, we had $2.3 million in borrowings outstanding under this line. At September 30, 2004, we had no borrowings outstanding under this line. At September 30, 2004 we had outstanding letters of credit totaling $2.8 million and unused borrowing capacity of $6.1 million under this line.

In the three months ended September 30, 2004, we entered into capital lease agreements to finance $1.8 million in equipment purchases for The iBasis Network. The capital lease agreements have a term of three years.

(8) GAIN ON EXCHANGES OF 5 3/4% CONVERTIBLE SUBORDINATED NOTES

During the year ended December 31, 2003, we entered into agreements with principal holders of our 5 3/4% Convertible Subordinated Notes which resulted in the retirement of $50.4 million of such notes in exchange for new debt instruments at 50% of the face value of the retired notes. Under the terms of the agreement, the holders of the retired notes received $25.2 million of 11 1/2% Senior Secured Notes and warrants to purchase 4,915,416 shares of our common stock. Each warrant has an initial exercise price of $0.65 per share and is exercisable over a five-year term. The 11 1/2% Senior Secured Notes had a maturity date of January 15, 2005 and shared in a second priority lien on our assets and were subordinated to our revolving line of credit with our bank.

In accordance with SFAS No. 15, "Accounting by Debtors and Creditors Regarding Troubled Debt Restructuring," we recorded a gain on the exchange of approximately $16.6 million during the nine months ended September 30, 2003, of which $12.9 million related to the first quarter of 2003 and $3.7 million related to the second quarter of 2003. SFAS No. 15 requires that the gain on the exchange be recorded net of the accrual for future interest payments on the 11 1/2% Senior Secured Notes, the fair value of the warrants issued, the reduction of the net book value of the deferred financing costs originally capitalized with the issuance of our 5 3/4% Convertible Subordinated Notes and any other fees or costs.

The gain recognized for the debt exchanges that occurred in the nine months ended September 30, 2003 was calculated as follows:

                                                                                             NINE MONTHS
                                                                                           ENDED SEPTEMBER
                                                                                                 30,
                                                                                                2003
                                                                                            (IN THOUSANDS)
      Face value of surrendered 5 3/4% Convertible Subordinated Notes                      $        50,350
      Less:  Face value of issued 11 1/2% Senior Secured Notes                                     (25,175)
             Future interest payments on 11 1/2% Senior Secured Notes                               (5,527)
             Fair value of warrants issued                                                          (1,375)
             Reduction of deferred debt financing costs                                               (723)
             Professional fees                                                                        (935)
                                                                                           ---------------
             Gain                                                                          $        16,615
                                                                                           ===============

(9) NET (LOSS) INCOME PER SHARE

Basic and diluted net loss per common share is determined by dividing net loss by the weighted average common shares outstanding during the period. Basic net loss per share and diluted net loss per share are the same, as outstanding stock options, shares issuable upon conversion of the 6 3/4% Convertible Subordinated Notes, shares issuable upon conversion of the remaining 5 3/4% Convertible Subordinated Notes, shares issuable upon conversion of the 8% Secured Convertible Notes, and warrants to purchase common shares are anti-dilutive. Basic net income per common share is determined by dividing net income by the weighted average common shares outstanding during the period. Diluted net income per common share is determined by dividing the net income by the weighted average common shares, which includes weighted average common shares outstanding and weighted average outstanding stock options, shares issuable upon conversion of the 6 3/4% Convertible Subordinated Notes, shares issuable upon conversion of the remaining 5 3/4% Convertible Subordinated Notes, shares issuable upon conversion of the 8% Secured Convertible Notes and warrants to purchase common shares.

The following common shares have been excluded from the computation of basic net income or loss for the periods presented:

                                                                                                NINE MONTHS ENDED SEPTEMBER 30,
                                                                                               ----------------------------------
                                                                                                    2004               2003
                                                                                               ---------------   ----------------
                                                                                                         (IN THOUSANDS)
Outstanding stock options                                                                                6,806              6,430
Shares to be issued upon conversion of 5 3/4% Convertible Subordinated Notes                                10                443
Shares to be issued upon conversion of 6 3/4% Convertible Subordinated Notes                            20,135                 --
Shares to be issued upon conversion of 8% Secured Convertible Notes                                     15,676                 --
Warrants to purchase shares, issued in connection with the 11 1/2% Senior Secured Notes                  3,237              4,915
Warrants to purchase common shares, issued in connection with prepayment of 11 1/2% Senior
  Secured Notes                                                                                          5,176                 --
Warrants to purchase shares as partial compensation for investment banking services                      1,733                 --
Warrants to purchase shares in connection with 2002 bank lines of credit                                    --                338
                                                                                               ---------------   ----------------
Total shares excluded                                                                                   52,773             12,126
                                                                                               ---------------   ----------------

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

Pursuant to the terms of the proposed settlement, in exchange for a termination and release of all claims against us and the individual defendants and certain protections against third-party claims, we will assign to the plaintiffs certain claims we may have as an issuer against the underwriters, and our insurance carriers, along with the insurance carriers of the other issuers, will ensure a floor of $1 billion for any underwriter-plaintiff settlement. Although the financial effect of the settlement on us will not be material, our insurance carriers' exposure in this connection will range from zero to a few hundred thousand dollars, and will be reduced proportionately by any amounts recovered by plaintiffs directly from the underwriters.

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

We are also party to suits for collection, related commercial disputes, claims from carriers and foreign service partners over reconciliation of payments for circuits, Internet bandwidth and/or access to the public switched telephone network, and claims from estates of bankrupt companies alleging that we received preferential payments from such companies prior to their bankruptcy filings. We intend to prosecute vigorously claims that we have brought and employ all available defenses in contesting claims against us. Nevertheless, in deciding whether to pursue settlement, we will consider, among other factors, the substantial costs and the diversion of management's attention and resources that would be required in litigation. In light of such costs, we have settled various and in some cases similar matters on what we believe have been favorable terms which did not have a material impact our financial position, results of operations, or cash flows. The results or failure of any suit may have a material adverse affect on our business.

(11) SUBSIDIARY GUARANTORS

In June 2004, we completed a refinancing of our outstanding debt obligations. As part of the refinancing, we prepaid all $25.2 million of our 11 1/2% Senior Secured Notes due in January 2005 ("Existing Senior Notes") plus accrued but unpaid interest and issued warrants exercisable for an aggregate of 5,176,065 shares of our common stock at $1.85 per share (the "Warrants"). In conjunction with the refinancing we issued $29.0 million of new 8% Secured Convertible Notes ("New Secured Notes") due in June 2007, proceeds of $25.2 million were used to prepay the Existing Senior Notes. The New Secured Notes are convertible into shares of common stock at $1.85 per share. Our New Secured Notes due in June 2007 are fully and unconditionally guaranteed, jointly and severally, by our wholly-owned subsidiaries, iBasis Global, Inc., iBasis Holdings, Inc. and iBasis Securities Corporation.

The following tables contain condensed consolidating financial information for iBasis, Inc ("Parent Company") and iBasis Global, Inc., iBasis Holdings, Inc., and iBasis Securities Corporation (collectively, "Subsidiary Guarantors"), on a combined basis, for the periods presented. Separate financial statements of the Subsidiary Guarantors are not presented as we believe they would be immaterial to investors.

                CONDENSED CONSOLIDATING BALANCE SHEET (UNAUDITED)
                            AS OF SEPTEMBER 30, 2004
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                              PARENT         SUBSIDIARY
                                             COMPANY         GUARANTORS      ELIMINATIONS    CONSOLIDATED
                                         ----------------  ---------------  -------------   --------------
ASSETS

Cash and cash equivalents                      $   43,288        $   3,299      $     ---       $   46,587
Accounts receivable, net                           28,555              760                          29,315
Prepaid expenses and other current
assets                                              2,302            1,363                           3,665
Due from Parent                                                     11,182        (11,182)             ---
                                         ----------------  ---------------  -------------   --------------
Total current assets                               74,145           16,604        (11,182)          79,567

Property and equipment, net                        11,415              131                          11,546
Deferred debt financing costs, net                    128                                              128
Other assets                                          330               60                             390
Investment in subsidiary guarantors                    51                             (51)             ---
                                         ----------------  ---------------  -------------   --------------
Total assets                                   $   86,069        $  16,795      $ (11,233)      $   91,631
                                         ================  ===============  =============   ==============

LIABILITIES AND STOCKHOLDERS' DEFICIT
Accounts payable                               $   17,886        $   5,334      $     ---       $   23,220
Accrued expenses                                   12,832            4,721                          17,553
Deferred revenue                                    5,099                                            5,099
Current portion of long-term debt                   1,942                                            1,942
Due to Subsidiary Guarantors                        1,052                          (1,052)             ---
                                         ----------------  ---------------  -------------   --------------
Total current liabilities                          38,811           10,055         (1,052)          47,814

Long-term debt, net of current portion             67,383                                           67,383
Other long-term liabilities                         1,079                                            1,079

Stockholders' equity (deficit):
Common stock, $0.001 par value,
authorized 170,000 shares; issued and
outstanding 62,198 shares                              63                                               63
Treasury stock; 1,135 shares at cost                 (341)                                            (341)
Additional paid-in capital                        404,129           10,130        (10,130)         404.129
Capital stock ofsubsidiary guarantors                                  100           (100)             ---
Accumulated deficit                              (425,055)          (3,490)            49         (428,496)
                                         ----------------  ---------------  -------------   --------------
Total stockholders' equity (deficit)              (21,204)           6,740        (10,181)         (24,645)
                                         ----------------  ---------------  -------------   --------------
Total liabilities and stockholders'
equity (deficit)                               $   86,069        $  16,795      $ (11,233)      $   91,631
                                         ================  ===============  =============   ==============

                      CONDENSED CONSOLIDATING BALANCE SHEET
                             AS OF DECEMBER 31, 2003
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                              PARENT         SUBSIDIARY
                                             COMPANY         GUARANTORS      ELIMINATIONS    CONSOLIDATED
                                         ----------------  ---------------  -------------   --------------
ASSETS
Cash and cash equivalents                      $   15,520        $   1,750      $     ---       $   17,270
Accounts receivable, net                           21,247              520                          21,767
Prepaid expenses and other current
assets                                              4,568              727                           5,295
Due from parent                                                     13,121        (13,121)             ---
                                         ----------------  ---------------  -------------   --------------
Total current assets                               41,335           16,118        (13,121)          44,332

Property and equipment, net                        16,931              244                          17,175
Deferred debt financing costs, net                    326                                              326
Long-term investment in non-
  marketable security                               5,000                                            5,000
Other assets                                          620               85                             705
Investment in subsidiary guarantors                    51                             (51)             ---
                                         ----------------  ---------------  -------------   --------------
Total assets                                   $   64,263        $  16,447      $ (13,172)      $   67,538
                                         ================  ===============  =============   ==============

LIABILITIES AND STOCKHOLDERS' DEFICIT
Accounts payable                               $   17,678        $   2,224      $     ---       $   19,902
Accrued expenses                                   14,399            4,253                          18,652
Deferred revenue                                      417                                              417
Current portion of long-term debt                   2,097                                            2,097
Due to subsidiary guarantors                        2,991                          (2,991)              --
                                         ----------------  ---------------  -------------   --------------
Total current liabilities                          37,582            6,477         (2,991)          41,068

Long-term debt, net of current portion             65,829                                           65,829
Other long-term liabilities                         2,749                                            2,749

Stockholders' equity (deficit):
Common stock, $0.001 par value,
authorized 85,000 shares; issued and
outstanding 45,193 shares                              46                                               46
Treasury stock; 1,135 shares at cost                 (341)                                            (341)
Additional paid-in capital                        370,393           10,130        (10,130)         370,393
Capital stock of subsidiary guarantors                                 100           (100)             ---
Accumulated deficit                              (411,995)            (260)            49         (412,206)
                                         ----------------  ---------------  -------------   --------------
Total stockholders' equity (deficit)              (41,897)           9,970        (10,181)         (42,108)
                                         ----------------  ---------------  -------------   --------------
Total liabilities and stockholders'
equity (deficit)                               $   64,263        $  16,447      $ (13,172)      $   67,538
                                         ================  ===============  =============   ==============

                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                      THREE MONTHS ENDED SEPTEMBER 30, 2004
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                              PARENT         SUBSIDIARY
                                             COMPANY         GUARANTORS      ELIMINATIONS    CONSOLIDATED
                                         ----------------  ---------------  -------------   --------------
Net revenue                                    $   70,202        $   1,946      $  (1,789)      $   70,359

Costs and expenses:
Data communications and
telecommunications                                 60,099            1,687         (1,749)          60,037
Research and development                            3,143              442                           3,585
Selling and marketing                               1,819              489                           2,308
General and administrative                          2,953              567            (40)           3,480
Depreciation and amortization                       2,104               37                           2,141
                                         ----------------  ---------------  -------------   --------------
Total costs and expenses                           70,118            3,222         (1,789)          71,551

Loss (income) from operations                          84           (1,276)           ---           (1,192)

Interest income                                        12                1                              13
Interest expense                                   (1,394)             (47)                         (1,441)
Other expenses, net                                   (66)                                             (66)
Refinancing transaction costs                        (205)                                            (205)
Refinancing related interest expense                  ---                                              ---
                                         ----------------  ---------------  -------------   --------------

Loss from continuing operations                    (1,569)          (1,327)           ---           (2,896)

Income from discontinued operations
                                                    1,861                                            1,861
                                         ----------------  ---------------  -------------   --------------
Net loss (income)                              $      292        $ (1,327)      $     ---       $   (1,035)
                                         ================  ===============  =============   ==============

                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                      THREE MONTHS ENDED SEPTEMBER 30, 2003
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                              PARENT         SUBSIDIARY                      CONSOLIDATED
                                             COMPANY         GUARANTORS      ELIMINATIONS       TOTAL
                                         ----------------  ---------------  -------------   --------------
Net revenue                                    $   44,153        $   5,606      $  (5,727)      $   44,032

Costs and expenses:
Data communications and
telecommunications                                 34,385            6,928         (2,811)          38,502
Research and development                            2,467              426                           2,893
Selling and marketing                               1,346              531                           1,877
General and administrative                          3,753              391         (2,916)           1,228
Depreciation and amortization                       4,200               67                           4,267
Non-cash stock-based compensation                      29                                               29
                                         ----------------  ---------------  -------------   --------------
Total costs and expenses                           46,180            8,343         (5,727)          48,796

Loss from operations                               (2,027)          (2,737)           ---           (4,764)

Interest income                                        29                1                              30
Interest expense                                     (801)                                            (801)
Other expenses, net                                   (98)                                             (98)
                                         ----------------  ---------------  -------------   --------------

Net loss                                       $   (2,897)       $  (2,736)     $     ---       $   (5,633)
                                         ================  ===============  =============   ==============

                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                      NINE MONTHS ENDED SEPTEMBER 30, 2004
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                              PARENT         SUBSIDIARY
                                             COMPANY         GUARANTORS      ELIMINATIONS    CONSOLIDATED
                                         ----------------  ---------------  -------------   --------------
Net revenue                                    $  188,122        $   6,026      $  (5,606)      $  188,542

Costs and expenses:
Data communications and
telecommunications                                160,905            5,094         (5,306)         160,693
Research and development                            9,325            1,340                          10,665
Selling and marketing                               4,837            1,603                           6,440
General and administrative                          8,966            1,033           (300)           9,699
Depreciation and amortization                       8,336              116                           8,452
                                         ----------------  ---------------  -------------   --------------
Total costs and expenses                          192,369            9,186         (5,606)         195,949

Loss from operations                               (4,247)          (3,160)                         (7,407)

Interest income                                        40                1                              41
Interest expense                                   (2,941)             (48)                         (2,989)
Loss on investment in long-term
non-marketable security                            (5,000)                                          (5,000)
Other expenses, net                                  (133)             (23)                           (156)
Refinancing transaction costs                      (2,159)                                          (2,159)
Refinancing related interest expense                 (481)                                            (481)
                                         ----------------  ---------------  -------------   --------------

Loss from continuing operations                   (14,921)          (3,230)           ---          (18,151)

Income from discontinued operations                 1,861                                            1,861
                                         ----------------  ---------------  -------------   --------------
Net loss                                       $  (13,060)       $  (3,230)     $     ---       $  (16,290)
                                         ================  ===============  =============   ==============

                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                      NINE MONTHS ENDED SEPTEMBER 30, 2003
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                              PARENT         SUBSIDIARY                      CONSOLIDATED
                                             COMPANY         GUARANTORS      ELIMINATIONS       TOTAL
                                         ----------------  ---------------  -------------   --------------
Net revenue                                    $  124,936        $  14,960      $ (14,904)      $  124,992

Costs and expenses:
Data communications and
telecommunications                                 98,647           14,310         (6,158)         106,799
Research and development                            8,695            1,322                          10,017
Selling and marketing                               4,163            1,611                           5,774
General and administrative                         14,397              906         (8,746)           6,557
Depreciation and amortization                      15,835              294                          16,129
Non-cash stock-based compensation                      86                                               86
                                         ----------------  ---------------  -------------   --------------
Total costs and expenses                          141,823           18,443        (14,904)         145,362

Loss from operations                              (16,887)          (3,483)           ---          (20,370)

Interest income                                       141                1                             142
Interest expense                                   (3,199)              (1)                         (3,200)
Gain on bond exchanges                             16,615                                           16,615
Other expenses, net                                  (292)                                            (292)
                                         ----------------  ---------------  -------------   --------------

Net loss                                       $   (3,622)       $  (3,483)     $     ---       $   (7,105)
                                         ================  ===============  =============   ==============

                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                      NINE MONTHS ENDED SEPTEMBER 30, 2004
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                PARENT        SUBSIDIARY
                                               COMPANY        GUARANTORS     ELIMINATIONS    CONSOLIDATED
                                           --------------  ---------------  -------------   --------------
Cash flows from operating activities:
Loss from continuing operations                $  (14,921)       $  (3,230)     $     ---       $  (18,151)
Adjustments to reconcile net loss to
net cash used in operating activities
  Depreciation and amortization                     8,336              116                           8,452
  Amortization of deferred debt
    Financing costs                                   198                                              198
  Bad debt expense                                    154                                              154
  Impairment of investment in long-
    term non-marketable security                    5,000                                            5,000
  Fair value of warrant issued                      2,140                                            2,140
  Change in assets and liabilities
    Accounts receivable                            (7,462)            (240)                         (7,702)
    Prepaid expenses and other
      current assets                                 (342)            (636)                           (978)
    Other assets                                      290               25                             315
    Accounts payable                                  208            3,110                           3,318
    Accrued expenses                                2,013              468                           2,481
    Deferred revenue                                4,682                                            4,682
    Other long-term liabilities                    (1,670)                                          (1,670)
    Due from parent                                                  1,939                           1,939
    Due to subsidiary guarantors                   (1,939)                                          (1,939)
                                           --------------  ---------------  -------------   --------------
Net cash provided by (used in)
continuing operating activities                    (3,313)           1,552                          (1,761)
                                           --------------  ---------------  -------------   --------------

Cash flows from investing activities:
Purchases of property and equipment                (2,820)              (3)                         (2,823)
Proceeds from earn-out receivable
  Related to sale of Speech Solutions
  Business                                          1,108                                            1,108
Proceeds from receipt of escrow
  Receivable related to sale of Speech
  Solutions Business                                1,500                                            1,500
                                           --------------  ---------------  -------------   --------------
Net cash provided by (used in) investing
activities                                           (212)              (3)                           (215)
                                           --------------  ---------------  -------------   --------------

Cash flows from financing activities:
Bank borrowings                                     4,600                                            4,600
Payments of bank borrowings                        (6,900)                                          (6,900)
Proceeds from private equity placement             31,500                                           31,500
Private equity placement transaction
costs                                              (1,045)                                          (1,045)
Proceeds from issuance of 8% Secured
  Convertible Notes                                29,000                                           29,000
Prepayment of 11 1/2% Senior Secured
  Notes                                           (25,175)                                         (25,175)
Proceeds from equipment lease financing             1,765                                            1,765
Payments of principal on capital lease
  obligations                                      (1,856)                                          (1,856)
Refinancing transaction costs                      (1,984)                                          (1,984)
Proceeds from exercise of warrants                  1,091                                            1,091
Proceeds from exercises of common
  stock options                                       297                                              297
                                           --------------  ---------------  -------------   --------------
Net cash provided by financing
  activities                                       31,293                                           31,293
                                           --------------  ---------------  -------------   --------------

Net increase (decrease) in cash and cash
equivalents                                        27,768            1,549                          29,317
                                           --------------  ---------------  -------------   --------------
Cash and cash equivalents, beginning
  of period                                        15,520            1,750                          17,270
                                           --------------  ---------------  -------------   --------------
Cash and cash equivalents, end of
  period                                       $   43,288        $   3,299      $     ---       $   46,587
                                           ==============  ===============  =============   ==============

                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                      NINE MONTHS ENDED SEPTEMBER 30, 2003
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                PARENT        SUBSIDIARY                     CONSOLIDATED
                                               COMPANY        GUARANTORS     ELIMINATIONS       TOTAL
                                           --------------  ---------------  -------------   --------------
Cash flows from operating activities:
Loss from continuing operations                $   (3,622)       $  (3,483)     $     ---       $   (7,105)
Adjustments to reconcile net loss to
net cash used in operating activities
  Gain on bond exchanges                          (16,615)                                         (16,615)
  Depreciation and amortization                    15,835              294                          16,129
  Amortization of deferred debt
    Financing costs                                   265                                              265
  Amortization of deferred
    compensation                                       86                                               86
  Bad debt (recovery) expense                      (1,900)                                          (1,900)
  Change in assets and liabilities
    Accounts receivable                             3,204              480                           3,684
    Prepaid expenses and other
      current assets                                  724              439                           1,163
    Other assets                                      423              (14)                            409
    Accounts payable                                 (486)             662                             176
    Accrued expenses                               (3,347)           1,122                          (2,225)
    Deferred revenue                                1,052                                            1,052
    Other long-term liabilities                      (391)                                            (391)
    Due from parent                                                    318                             318
    Due to subsidiary guarantors                     (318)                                            (318)
                                           --------------  ---------------  -------------   --------------
Net cash provided by (used in)
continuing operating activities                    (5,090)            (182)                         (5,272)
                                           --------------  ---------------  -------------   --------------

Cash flows from investing activities:
Purchases of property and equipment                (3,756)             (13)                         (3,769)
Adjustments to proceeds from sale of
  Speech Solutions Business                          (736)                                            (736)
                                           --------------  ---------------  -------------   --------------
Net cash provided by (used in) investing
activities                                         (4,492)             (13)                         (4,505)
                                           --------------  ---------------  -------------   --------------

Cash flows from financing activities:
Bank borrowings                                     6,900                                            6,900
Payments of bank borrowings                        (6,900)                                          (6,900)
Payments of principal on capital lease
  obligations                                      (4,734)                                          (4,734)
Refinancing transaction costs                        (935)                                            (935)
Proceeds from exercises of common
  stock options                                        77                                               77
Dividends paid                                     10,130          (10,130)                            ---
                                           --------------  ---------------  -------------   --------------
Net cash used in financing activities               4,538          (10,130)                         (5,592)
                                           --------------  ---------------  -------------   --------------

Net increase (decrease) in cash and cash
equivalents                                        (5,044)         (10,325)                        (15,369)
                                           --------------  ---------------  -------------   --------------
Cash and cash equivalents, beginning
  of period                                        20,359           11,958                          32,317
                                           --------------  ---------------  -------------   --------------
Cash and cash equivalents, end of
  period                                       $   15,315        $   1,633      $     ---       $   16,948
                                           ==============  ===============  =============   ==============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

We are a leading wholesale carrier of international long distance telephone calls and a provider of retail prepaid calling services. Our continuing operations consist primarily of our Voice-Over-Internet-Protocol ("VoIP") business. We offer wholesale services through our worldwide network to carriers, telephony resellers and others around the world by operating through various service agreements with local service providers in the United States, Europe, Asia, the Middle East, Latin America, Africa and Australia.

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

During the third quarter of 2003, we introduced our retail prepaid calling card services and have marketed such services primarily to ethnic communities within major domestic markets through distributors. Our entry into the retail prepaid calling card business is based on our strategy to leverage our existing international VoIP network with additional services that have the potential to deliver higher margins than our wholesale international VoIP services. In addition, the retail prepaid calling card business typically has a faster cash collection cycle than wholesale international VoIP services. Beginning in the second quarter of 2004, our recently created operating segment, retail prepaid calling card services and other enhanced services ("Retail") became a reportable business segment, in addition to our international wholesale VoIP services. Since we introduced our retail prepaid calling card services, revenue from our Retail business had been less than 10% of total revenue. Beginning in the second quarter of 2004, revenue from our Retail business has exceeded 10% of our total net revenue. In September 2004, we launched a prepaid calling service as part of our Retail business segment, Pingo, offered directly to consumers through an eCommerce web interface. Revenue from Pingo in the third quarter of 2004 was insignificant.

We have a history of operating losses and, as of September 30, 2004, our accumulated deficit was $428.5 million and our stockholders' deficit was $24.6 million. We used $1.8 million and $3.2 million in cash from operations in the nine months ended September 30, 2004 and the year ended December 31, 2003, respectively.

In June 2004, we completed a refinancing of our outstanding debt obligations. As part of the refinancing, we completed an exchange offer pursuant to which $37.3 million of our outstanding 5 3/4% Convertible Subordinated Notes due in March 2005, representing approximately 98% of the total amount of the notes outstanding, were tendered for the same principal amount of new 6 3/4% Convertible Subordinated Notes due in June 2009. Approximately $0.9 million of the 5 3/4% Convertible Subordinated Notes due in March 2005 remain outstanding after the exchange offer. Simultaneously with the exchange offer, we prepaid all $25.2 million of our 11 1/2% Senior Secured Notes due in January 2005 for cash equal to the principal amount plus accrued but unpaid interest and the issuance of warrants exercisable for an aggregate of 5,176,065 shares of our common stock at $1.85 per share. We issued $29.0 million of new 8% Secured Convertible Notes due in June 2007 of which $25.2 million was used to prepay the 11 1/2% Senior Secured Notes due in January 2005. The new 6 3/4% Convertible Subordinated Notes due in June 2009 and the new 8% Secured Convertible Notes due in June 2007 are convertible into shares of common stock at $1.85 per share.

In September 2004, we completed a private equity placement of 15,000,000 shares of our common stock at $2.10 per share, for total gross proceeds of $31.5 million, to a group of institutional and accredited investors. Investment banking fees and other costs of the transaction were approximately $1.5 million, resulting in net proceeds to us from the private equity placement of approximately $30.0 million. The net proceeds from the private equity placement will be used for working capital requirements, capital asset purchases and general corporate purposes.

MANAGEMENT PLANS

We continue to expand our market share in international wholesale VoIP services by expanding our customer base and by introducing cost-effective solutions for our customers to interconnect with our network. During the first quarter of 2004, we introduced our DirectVoIP service which eliminates the need for certain switches for our customers to interconnect to our network, thus reducing capital equipment costs for both us and our customers. Our strategy is to continue the deployment of our Retail calling services which leverage our international VoIP network with our real time back office systems, and have the potential to deliver higher margins and improve cash flow. In addition, we continue to increase the traffic we terminate to mobile phones, which generally delivers higher average revenue per minute and margins than typical fixed-line traffic. We also continue to control operating expenses and capital expenditures, as well as to monitor and manage accounts payable and accounts receivable and restructure existing debt to enhance cash flow.

Our plans include:

     -  expanding our market share for our Retail calling services;

     -  increasing revenues generated through mobile phone terminations;

     - increasing our customer base by introducing cost-effective solutions to interconnect with our network;

     - use of our switchless architecture, which eliminates the need for costly telecommunications switches and other equipment; and

     -  aggressive management of credit risk.

From 2001 to date, we took a series of actions to reduce operating expenses, restructure operations, reduce outstanding debt and provide additional liquidity. Such actions primarily included:

     - reductions in workforce and consolidation of Internet Central Offices. As a result of our restructuring programs and our continued focus on controlling expenses, our research and development; selling and marketing and general and administrative expenses, in total, declined to $28.6 million in 2003 from $53.2 million in 2002;

     - sale of our previous messaging business and the assets associated with our previous Speech Solutions Business;

     -  settlement of certain capital lease obligations;

     - repurchase of a portion of our 5 3/4% Convertible Subordinated Notes for cash;

     - exchange of a portion of our 5 3/4% Convertible Subordinated Notes for 11 1/2% Senior Secured Notes and warrants to purchase common stock;

     -  establishment of a new credit facility with a bank; and

     - completion of our refinancing plan, pursuant to which $37.3 million (98% of the total outstanding) of our 5 3/4% Convertible Subordinated Notes due in March 2005 were tendered for the same principal amount of our new 6 3/4% Convertible Subordinated Notes due in June 2009 and $29.0 million of 8% Secured Convertible Notes due in June 2007 were issued to finance the prepayment of all $25.2 million of our 11 1/2% Senior Secured Notes due in January 2005.

     - completion of a private equity placement in September 2004 that resulted in net proceeds to us of approximately $30.0 million.

We anticipate that the September 30, 2004 balance of $46.6 million in cash and cash equivalents, together with cash flow generated from operations, will be sufficient to fund our operations and debt service requirements for at least the next twelve months.

The following discussion and analysis of our financial condition and results of operations for the three months and nine months ended September 30, 2004 and 2003 should be read in conjunction with the unaudited condensed consolidated financial statements and footnotes for the three months and nine months ended September 30, 2004 included herein, and the year ended December 31, 2003, included in our Annual Report on Form 10-K.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion and and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements. The preparation of these financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires us to make judgments, assumptions and estimates that affect the reported amounts of assets, liabilities, revenue and expenses and disclose contingent assets and liabilities. We base our accounting estimates on historical experience and other factors that we consider reasonable under the circumstances. However, actual results may differ from these estimates. To the extent there are material differences between our estimates and the actual results, our future financial condition and results of operations will be affected. The following is a summary of our critical accounting policies and estimates.

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

IMPAIRMENT OF LONG LIVED ASSETS. Our long lived assets consist primarily of property and equipment. We have assessed the realizability of these assets and determined that there was no asset impairment as of September 30, 2004 for these assets. Any future impairment would not impact cash flow but would result in an additional charge in our statement of operations.

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

The process of assessing whether the equity investment's net realizable value is less than its carrying cost requires a significant amount of judgment due to the lack of a mature and stable public market for investments of this type. In making this judgment, we carefully consider the investee's most recent financial results, cash position, recent cash flow data, projected cash flows (both short and long-term), financing needs, recent financing rounds, most recent valuation data, the current investing environment, management or ownership changes, and competition. This valuation process is based primarily on information that we request, receive and discuss with the investees' management on a quarterly basis. We consider our equity investment to be other than temporarily impaired if, as of the end of any quarter, we believe that the carrying value of the investment is greater than the estimated fair value. Such evaluation is performed on a quarterly basis.

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

RESTRUCTURING CHARGES. During 2002 and 2001, we recorded significant charges to operations in connection with our restructuring programs. The related reserves reflect estimates, including those pertaining to severance costs and facility exit costs. We assess the reserve requirements to complete each restructuring program at the end of each reporting period. Actual experience may be different from these estimates. We had no restructuring charges in 2003, or the three and nine months ended September 30, 2004.

RESULTS FROM CONTINUING OPERATIONS

The following table sets forth for the periods indicated the principal items included in the Consolidated Statement of Operations as a percentage of net revenue.

                                                    THREE MONTHS ENDED SEPTEMBER 30,      NINE MONTHS ENDED SEPTEMBER 30,
                                                   -----------------------------------    -------------------------------
                                                        2004                2003                2004             2003
                                                   ---------------    ----------------    ----------------    -----------
Net revenue                                                  100.0%              100.0%              100.0%         100.0%
Costs and operating expenses:
Datacommunications and telecommunications                     85.3                87.4                85.2           85.4
Research and development                                       5.1                 6.6                 5.7            8.0
Selling and marketing                                          3.3                 4.3                 3.4            4.6
General and administrative                                     4.9                 2.8                 5.1            5.3
Depreciation and amortization                                  3.1                 9.7                 4.5           12.9
Non-cash stock-based compensation                               --                  --                  --            0.1
                                                   ---------------    ----------------    ----------------    -----------
Total costs and operating expenses                           101.7               110.8               103.9          116.3

Loss from operations                                          (1.7)              (10.8)               (3.9)         (16.3)

Interest income                                                 --                  --                  --            0.1
Interest expense                                              (2.0)               (1.8)               (1.6)          (2.6)
Gain on bond exchanges                                          --                  --                  --           13.3
Loss on long-term non-marketable security                       --                  --                (2.7)            --
Other expenses, net                                           (0.1)               (0.2)               (0.1)          (0.2)
Debt refinancing charges:
Transaction costs                                             (0.3)                 --                (1.1)            --
Additional interest expense, net                                --                  --                (0.2)            --
                                                   ---------------    ----------------    ----------------    -----------

Loss from continuing operations                               (4.1)              (12.8)               (9.6)          (5.7)
Income from discontinued operations                            2.6                  --                 1.0             --
                                                   ---------------    ----------------    ----------------    -----------
Net loss                                                      (1.5)%             (12.8)%              (8.6)%         (5.7)%
                                                   ---------------    ----------------    ----------------    -----------

THREE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO SEPTEMBER 30, 2003

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

Net revenue increased by approximately $26.4 million, or 60%, to $70.4 million for 2004 from $44.0 million for 2003. Traffic carried over our network increased 49% to approximately 1.3 billion minutes for 2004 from 866 million minutes for 2003 and our average revenue per minute was 5.5 cents in 2004 compared to 5.1 cents per minute in 2003. Revenue from our international wholesale VoIP services ("Wholesale") increased $16.0 million, or 38%, to $58.6 million for 2004 from $42.6 million in 2003. Revenues for our retail prepaid calling card services and other enhanced services ("Retail"), were $11.8 million in 2004 compared to $1.4 million in 2003. This increase reflects the rapid growth we have achieved with our retail prepaid calling card services, which we introduced in the third quarter of 2003. Revenue from our Pingo calling services, which we launched in September 2004, were insignificant in the third quarter of 2004.

DATA COMMUNICATIONS AND TELECOMMUNICATIONS COSTS. Data communications and telecommunications expenses are composed primarily of termination and circuit costs. Termination costs are paid to local service providers to terminate voice and fax calls received from our network. Terminating costs are negotiated with the local service provider. Should competition cause a decrease in the prices we charge our customers and, as a result, a decrease in our profit margins, our contracts, in some cases, provide us with the flexibility to renegotiate the per-minute termination fees. Circuit costs include charges for Internet access at our Internet Central Offices, fees for the connections between our Internet Central Offices and our customers and/or service provider partners, facilities charges for overseas Internet access and phone lines to the primary telecommunications carriers in particular countries, and charges for the limited number of dedicated international private line circuits we use. For our Retail calling services, these costs also include the cost of local and toll free access charges.

Data communications and telecommunications expenses increased by $21.5 million, or 56%, to $60.0 million for 2004 from $38.5 million for 2003. Data communications and telecommunications expenses were $50.0 million and $10.0 million for our Wholesale and Retail business segments, respectively. The increase in data communications and telecommunications expense primarily reflects the increase in traffic, as discussed above. The largest component of this expense, termination costs, increased to $58.4 million for 2004 from $36.9 million for 2003 while circuit costs remained flat at $1.6 million for 2004 and 2003. As a percentage of net revenues, data communications and telecommunications expenses decreased to 85.3% for 2004 from 87.4% in 2003. We expect data communications and telecommunications expenses to decrease as a percentage of net revenue to continue to decrease over the balance of 2004 as we further increase utilization and efficiency of our network and achieve economies of scale and we increase our revenues from our higher-margin retail prepaid calling card services.

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

Research and development expenses increased by $0.7 million to $3.6 million for 2004 from $2.9 million for 2003. The increase in research and development expenses is due to expenditures related to the support of The iBasis Network, including network hardware and software maintenance. As a percentage of net revenue, research and development expenses decreased to 5.1% for 2004 from 6.6% for 2003. We expect that research and development expenses will remain relatively level and continue to decrease as a percentage of net revenue over the balance of 2004.

SELLING AND MARKETING EXPENSES. Selling and marketing expenses include expenses relating to the salaries, payroll taxes, benefits and commissions that we pay for sales personnel and the expenses associated with the development and implementation of our promotion and marketing campaigns.

Selling and marketing expenses increased by $0.4 million, to $2.3 million in 2004, from $1.9 million in 2003. The increase in expenses primarily relates to additional investments we have made in sales and marketing to support our growing Retail business. As a percentage of net revenue, selling and marketing expenses decreased to 3.3% for 2004 from 4.3% for 2003. We anticipate that selling and marketing expenses will remain relatively level and will continue to decrease as a percentage of net revenue over the balance of 2004.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses include salary, payroll tax and benefit expenses and related costs for general corporate functions, including executive management, finance and administration, legal and regulatory, facilities, information technology and human resources.

General and administrative expenses increased by $2.3 million to $3.5 million for 2004 from $1.2 million for 2003. In 2003, general and administrative expenses were reduced by $2.2 million for the recovery of a previously reserved customer accounts receivable balance. As a percentage of net revenue, general and administrative expenses were 4.9% for 2004 and 2.8% for 2003. We expect general and administrative expenses to remain relatively level and decrease as a percentage of net revenue over the balance of 2004.

DEPRECIATION AND AMORTIZATION EXPENSES. Depreciation and amortization expenses decreased by $2.2 million to $2.1 million for 2004 from $4.3 million for 2003. This decrease was primarily due to the end of the useful life of certain networking equipment. As a percentage of net revenue, depreciation and amortization expenses decreased to 3.1% for 2004 from 9.7% for 2003. We expect depreciation and amortization expenses to continue to decrease over the balance of 2004, both in absolute dollars and as a percentage of net revenue.

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

INTEREST INCOME. Interest income was $13,000 and $30,000 for 2004 and 2003, respectively. The decrease in interest income reflects our lower average cash balance in 2004.

INTEREST EXPENSE. Interest expense in 2004 is primarily composed of interest expense on the new 6 3/4% Convertible Subordinated Notes due in June 2009 and the new 8% Secured Convertible Notes due in June 2007, as well as capital leases. Interest expense increased by $0.6 million to $1.4 million in 2004 from $0.8 million in 2003. As a result of the completion of the refinancing of our debt in June 2004, interest expense includes interest on the new 8% Secured Convertible Notes due in June 2007. Previously, all of the interest on our 11 1/2% Senior Secured Notes due in January 2005 had been charged to the gain on bond exchanges in 2003. As a result, prior to the third quarter of 2004, interest expense did not include interest on the 11 1/2% Senior Secured Notes due in January 2005.

OTHER EXPENSES, NET. Other expenses, net were $71,000 and $98,000 in 2004 and 2003, respectively, and relate mostly to state excise and franchise taxes.

REFINANCING TRANSACTION COSTS. Transaction costs of $0.2 million in the third quarter of 2004 relate to the refinancing of our debt in June 2004 and include costs to register shares underlying the debt securities.

INCOME TAXES. We have not recorded an income tax benefit for the losses associated with our operating losses in 2004 and 2003, as we believe that it is more likely than not that these benefits will not be realized.

INCOME FROM DISCONTINUED OPERATIONS. Income from discontinued operations of $1.9 million in 2004 relates to the expiration of certain contingent obligations associated with the sale of our former Speech Solutions Business in 2002.

NET LOSS. Loss from continuing operations was $2.9 million in 2004 compared to a loss of $5.6 million in 2003. Excluding refinancing charges of $0.2 million, the loss in 2004 was $2.7 million. The reduction in the loss from operations in 2004 compared to 2003 of $2.9 million, excluding refinancing charges, primarily relates to the proportionately lower level of costs and operating expenses on the higher level of revenues year-to-year.

NINE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO SEPTEMBER 30, 2003

NET REVENUE. Net revenue increased by approximately $63.5 million, or 51%, to $188.5 million for 2004 from $125.0 million for 2003. Traffic carried over our network increased 36% to approximately 3.4 billion minutes for 2004 from approximately 2.5 billion minutes for 2003 and our average revenue per minute was 5.5 cents in 2004 compared to 5.0 cents per minute in 2003. Revenues from our international wholesale VoIP services increased $43.5 million, or 36%, to $165.3 million for 2004 from $121.8 million in 2003. Revenues for our retail prepaid calling card services and other enhanced services, were $23.2 million in 2004 compared to $3.2 million in 2003. This increase reflects the rapid growth we have achieved with our retail prepaid calling card services, which we introduced in the third quarter of 2003.

DATA COMMUNICATIONS AND TELECOMMUNICATION COSTS. Data communications and telecommunications expenses increased by $53.9 million, or 50%, to $160.7 million for 2004 from $106.8 million for 2003. Data communications and telecommunications expenses were $141.5 million and $19.2 million for our Wholesale and Retail business segments, respectively. The increase in data communications and telecommunications expense primarily reflects the increase in traffic, as discussed above. The largest component of this expense, termination costs, increased to $156.5 million for 2004 from $102.7 million for 2003 while circuit costs were $4.2 million for 2004 and $4.1 million for 2003. As a percentage of net revenues, data communications and telecommunications expenses increased to 85.2% for 2004 from 84.4% in 2003.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses increased $0.7 million to $10.7 million for 2004 from $10.0 million in 2003. The increase in research and development expenses is due to expenditures related to the support of The iBasis Network, including network hardware and software maintenance. As a percentage of net revenue, research and development expenses decreased to 5.7% for 2004 from 8.0% for 2003.

SELLING AND MARKETING EXPENSES. Selling and marketing expenses increased by $0.6 million, to $6.4 million in 2004, from $5.8 million in 2003. The increase in expenses primarily relates to additional investments we have made in sales and marketing to support our growing Retail business. As a percentage of net revenue, selling and marketing expenses decreased to 3.4% for 2004 from 4.6% for 2003.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased by $3.1 million to $9.7 million for 2004 from $6.6 million for 2003. In 2003, general and administrative expenses were reduced by $2.2 million for the recovery of a previously reserved customer accounts receivable balance. The increase in expenses in 2004 also relates to costs associated with complying with the Sarbanes-Oxley Act. As a percentage of net revenue, general and administrative expenses decreased to 5.1% for 2004 from 5.3% for 2003.

DEPRECIATION AND AMORTIZATION EXPENSES. Depreciation and amortization expenses decreased by $7.6 million to $8.5 million for 2004 from $16.1 million for 2003. This decrease was primarily due to the end of the useful life of certain networking equipment. As a percentage of net revenue, depreciation and amortization expenses decreased to 4.5% for 2004 from 12.9% for 2003.

NON-CASH STOCK-BASED COMPENSATION. Non-cash stock-based compensation represents compensation expense incurred in connection with the grant of stock options to our employees with exercise prices less than the fair value of our common stock at the respective dates of grant. Such grants were made prior to our initial public stock offering and are being expensed over the vesting periods of the options granted. Non-cash stock-based compensation was $86,000 in 2003. There was no non-cash stock-based compensation expense in 2004 as these options became fully vested in 2003.

INTEREST INCOME. Interest income was $41,000 and $111,000 for 2004 and 2003, respectively. The decrease in interest income reflects our lower average cash balance in 2004.

INTEREST EXPENSE. Interest expense for 2004 is primarily composed of interest expense on the 5 3/4% Convertible Subordinated Notes due in March 2005, the new 6 3/4% Convertible Subordinated Notes due in June 2009 and the new 8% Secured Convertible Notes due in June 2007, as well as capital leases. Interest expense decreased by $0.2 million to $3.0 million in 2004 from $3.2 million in 2003. This decrease primarily relates to the bond exchanges in 2003, which reduced our debt level by $25.2 million, as well as reduced interest expense relating to a lower level of capital leases. This reduction was partially offset by the inclusion in 2004 of interest on the new 8% Secured Convertible Notes due in June 2007. Interest associated with the 11 1/2% Senior Secured Notes due in January 2005, which were repaid in full as part of the debt refinancing, had been charged to the gain on the bond exchanges in 2003.

OTHER EXPENSES, NET. Other expenses, net were $156,000 and $292,000 in 2004 and 2003, respectively, and relate mostly to state excise and franchise taxes.

GAIN ON BOND EXCHANGES. In 2003, we recognized a gain of $16.6 million in connection with the early extinguishment of $50.4 million of the 5 3/4% Convertible Subordinated Notes due in March 2005.

LOSS ON LONG TERM NON-MARKETABLE SECURITY. In the first quarter of 2003, we determined that our equity investment in a privately-held company had been other than temporarily impaired, and, as a result, recorded a non-cash $5.0 million charge. Our decision was based on our evaluation of the privately-held company's current cash position and recent operating results, as well as the perceived inability of that company to obtain additional financing at a level, and in a timely manner, to support its continued operations.

REFINANCING TRANSACTION COSTS. Transaction costs relating to the refinancing of our debt in June 2004 were $2.2 million. These costs consisted primarily of investment banking services, legal and audit fees.

REFINANCING RELATED INTEREST EXPENSE. We issued warrants to purchase a total of
5.2 million shares of our common stock, at $1.85 per share, to the holders of the 11 1/2% Senior Secured Notes due in January 2005 as partial consideration for the prepayment of these notes. The fair value of $2.1 million for these warrants has been charged to the statement of operations as additional interest expense. Future interest on the 11 1/2% Senior Secured Notes due in January 2005 of $1.6 million, that had originally been charged to the gain on bond exchanges in 2003 and will not be paid as a result of the prepayment of these notes, was recorded as a reduction to the additional interest expense associated with the refinancing. As a result, refinancing related interest expense, net was $0.5 million in 2004.

INCOME TAXES. We have not recorded an income tax benefit for the losses associated with our operating losses in 2004 and 2003, as we believe that it is more likely than not that these benefits will not be realized.

INCOME FROM DISCONTINUED OPERATIONS. Income from discontinued operations of $1.9 million in 2004 relates to the expiration of certain contingent obligations associated with the sale of our former Speech Solutions Business in 2002.

NET LOSS. Loss from continuing operations was $18.2 million in 2004 compared to a loss of $7.1 million in 2003. Excluding refinancing charges of $2.6 million and the loss on a long-term non-marketable security of $5.0 million, the loss from continuing operations in 2004 was $10.5 million. Excluding the gain on bond exchanges of $16.6 million, the loss in 2003 was $23.7 million. The reduction in the net loss in 2004 compared to 2003 of $13.2 million, excluding refinancing charges, loss on a non-marketable security and gain on bond exchanges, primarily relates to the proportionately lower level of costs and operating expenses on the higher level of revenues year-to-year.

LIQUIDITY AND CAPITAL RESOURCES

Our principal capital and liquidity needs historically have related to the development of our network infrastructure, our sales and marketing activities, research and development expenses, and general capital needs. Our capital needs have been met, in large part, from the net proceeds from our public offerings of common stock and the issuance of our 5 3/4% Convertible Subordinated Notes due March 2005. In addition, we have also historically met our capital needs through vendor capital leases and other equipment financings. We expect to continue to utilize equipment financing in the future to partially fund our capital equipment needs.

Net cash used in continuing operating activities for the nine months ended September 30, 2004 declined to $1.8 million from $5.3 million for the same period in 2003. For the three months ended September 30, 2004, operating activities provided $0.6 million in cash. Cash used in continuing operating activities for both nine month periods was primarily related to the cash necessary to fund our operating losses. In addition, the reduction in cash used in operating activities in 2004 was also a result of strong collections of accounts receivable which reduced our days sales outstanding to 37 days at September 30, 2004 compared to 39 days at September 30, 2003.

Net cash used in investing activities was $0.2 million for the nine months ended September 30, 2004 compared to $4.5 million for the same period in 2003. The cash used in investing activities in 2004 relates to $2.8 million used for purchases of capital assets, partially offset by the proceeds from an earn-out receivable and escrow payment of $1.1 million and $1.5 million, respectively, relating to the sale of our former Speech Solutions Business. The cash used in investing activities in 2003 relates to purchases of equipment of $3.8 million and $0.7 million relating to an adjustment to the proceeds from the sale of our former Speech Solutions Business.

In June 2004, we completed a refinancing of our outstanding debt obligations. As part of the refinancing, we completed an exchange offer, pursuant to which $37.3 million of our 5 3/4% Convertible Subordinated Notes due in March 2005, representing approximately 98% of the total amount of the notes outstanding, were tendered for the same principal amount of new 6 3/4% Convertible Subordinated Notes due in June 2009. Approximately $0.9 million of the 5 3/4% Convertible Subordinated Notes due in March 2005 remain outstanding after the exchange offer. Simultaneously with the exchange offer, we prepaid all $25.2 million of our 11 1/2% Senior Secured Notes due in January 2005 for cash equal to the principal amount plus accrued but unpaid interest and the issuance of warrants exercisable for an aggregate of 5,176,065 shares of our common stock at $1.85 per share. We issued $29.0 million of new 8% Secured Convertible Notes due in June 2007 of which $25.2 million was used to prepay the 11 1/2% Senior Secured Notes due in January 2005. The new 6 3/4% Convertible Subordinated Notes due in June 2009 and the new 8% Secured Convertible Notes due in June 2007 are convertible into shares of common stock at $1.85 per share. As a result of the refinancing, we have extended the maturity of $62.5 million in debt from the first quarter of 2005 until 2007 and 2009. This refinancing will also reduce our future annual cash interest payments by $0.2 million. In the third quarter of 2004, holders of $35,000 of 6 3/4% Convertible Subordinated Notes due in June 2009 voluntarily converted their notes into 18,918 shares of common stock at the conversion price of $1.85 per share.

In September 2004, we completed a private equity placement of 15,000,000 shares of our common stock at $2.10 per share, for total gross proceeds of $31.5 million, to a group of institutional and accredited investors. Investment banking fees and other costs of the transaction were approximately $1.5 million, resulting in net proceeds to us from the private equity placement of approximately $30.0 million. The net proceeds from the private equity placement will be used for working capital requirements, capital asset purchases and general corporate purposes.

Net cash provided by financing activities was $31.3 million for the nine months ended September 30, 2004 compared to cash used in financing activities of $5.6 million for 2003. Cash provided by financing activities in 2004 included gross proceeds of $31.5 million, less transaction costs paid of $1.0 million, from the private equity placement in September 2004, and an additional $3.8 million in proceeds from the issuance of the 8% Secured Convertible Notes due June 2007 net of the amount used to finance the prepayment of the 11 1/2% Senior Secured Notes due in January 2005. Cash paid for transactions costs associated with the debt refinancing were $2.0 million. In addition, we received proceeds of $1.1 million from the holders of the Existing Senior Notes who exercised previously issued warrants for 1.7 million shares in 2004. Proceeds from capital lease financing on equipment purchases was $1.8 million, and payments on capital leases were $1.9 million in 2004. We also paid down our bank borrowings of $2.3 million in the three months ended September 30, 2004.

Net cash used in financing activities for the nine months ended September 30, 2003 primarily consisted of payments on capital leases of $4.7 million and transaction costs of $0.9 million associated with our bond exchanges in 2003.

At September 30, 2004, we had no borrowings under our bank line of credit. At September 30, 2004, we had unused borrowing capacity of $6.1 million and we had outstanding letters of credit of $2.8 million. At December 31, 2003, we had $2.3 million in borrowings outstanding under our bank line of credit.

In June 2004, our stockholders approved an increase in the level of our authorized common stock from 85 million shares to 170 million shares.

We anticipate that the September 30, 2004 balance of $46.6 million in cash and cash equivalents, together with cash flow generated from operations, will be sufficient to fund our operations and debt service requirements for at least the next twelve months.

OFF-BALANCE SHEET ARRANGEMENTS

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

CONTRACTUAL OBLIGATIONS

The following table summarizes our future contractual obligations as of September 30, 2004 and displays our future contractual obligations:

                                                                                   PAYMENT DUE DATES
                                                   --------------------------------------------------------------------------------
                                                                    LESS THAN 1     1 TO 2       2 TO 3       3 TO 5      AFTER 5
                                                       TOTAL           YEAR          YEARS       YEARS        YEARS        YEARS
                                                   -------------   -------------  -----------  ----------   ----------  -----------
                                                                                    (IN THOUSANDS)
6 3/4% Convertible Subordinated Notes due 2009     $      37,250   $          --  $        --  $       --   $   37,250  $        --
5 3/4% Convertible Subordinated Notes due 2005               895             895           --          --           --           --
8% Secured Convertible Notes due 2007                     29,000              --           --      29,000           --           --
Capital lease obligations                                  2,180           1,047          593         540           --           --
Operating leases                                           9,787           2,750        1,709       1,685        2,637        1,006

                                                   -------------   -------------  -----------  ----------   ----------   -----------
Total                                              $      79,112   $       4,692  $     2,302  $   31,225   $   39,887  $     1,006

Interest on 6 3/4% Convertible Subordinated Notes
   due 2009                                        $      12,570   $       2,514  $     2,514  $    2,514   $    5,028
Interest on 5 3/4% Convertible Subordinated Notes
   due 2005                                                   26              26           --          --           --
Interest on 8% Secured Convertible Notes due 2007          6,960           2,320        2,320       2,320           --
                                                   -------------   -------------  -----------  ----------   ----------
Total                                              $      19,556   $       4,860  $     4,834  $    4,834   $    5,028
                                                   -------------   -------------  -----------  ----------   ----------

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

                          RISKS RELATED TO OUR COMPANY

A FAILURE TO OBTAIN NECESSARY ADDITIONAL CAPITAL IN THE FUTURE COULD JEOPARDIZE OUR OPERATIONS.

We will need additional capital in the future to fund our operations, finance investments in equipment and corporate infrastructure, expand our network, increase the range of services we offer and respond to competitive pressures and perceived opportunities. We have had a history of negative cash flows from operations. For the nine months ended September 30, 2004 and for the year ended December 31, 2003, our negative cash flow from continuing operations was $1.8 million and $3.2 million, respectively. Cash flow from operations and cash on hand may not be sufficient to cover our operating expenses, working capital, interest on and repayment of our debt and capital investment needs. We may not be able to obtain additional financing on terms acceptable to us, if at all. If we raise additional funds by selling equity securities, the relative equity ownership of our existing investors could be diluted or the new investors could obtain terms more favorable than previous investors. A failure to obtain additional funding could prevent us from making expenditures that are needed to allow us to grow or maintain our operations.

OUR FINANCIAL CONDITION, AND THE RESTRICTIVE COVENANTS CONTAINED IN OUR CREDIT FACILITY MAY LIMIT OUR ABILITY TO BORROW ADDITIONAL FUNDS OR RAISE ADDITIONAL EQUITY AS MAY BE REQUIRED TO FUND OUR FUTURE OPERATIONS.

We incurred significant losses from continuing operations of $18.2 million for the nine months ended September 30, 2004 and $10.9 million for the year ended December 31, 2003. Our accumulated deficit, and stockholders' deficit was approximately $428.5 million and $24.6 million, respectively, as of September 30, 2004. Moreover, the terms of our $15 million revolving credit facility and our new debt may limit our ability to, among other things:

     -  incur additional debt;
     -  retire or exchange outstanding debt;
     - pay cash dividends, redeem, retire or repurchase our stock or change our capital structure;
     -  acquire assets or businesses or make investments in other entities;
     -  enter into certain transactions with affiliates;
     -  merge or consolidate with other entities;
     - sell or otherwise dispose of assets or use the proceeds from any asset sale or other disposition;
     -  create additional liens on our assets; or
     -  issue certain types of redeemable preferred stock.

Our available cash, and the remaining borrowing capacity under our credit facility may not be sufficient to fund our operating and capital expenditure requirements in the foreseeable future. Our ability to borrow additional funds or raise additional equity may be limited by our financial condition, in addition to the terms of our outstanding debt. Additionally, events such as our inability to continue to reduce our loss from continuing operations, could adversely affect our liquidity and our ability to attract additional funding as required.

WE MAY NOT BE ABLE TO PAY OUR DEBT AND OTHER OBLIGATIONS AND OUR ASSETS MAY BE SEIZED AS A RESULT.

We may not generate the cash flow required to pay our liabilities as they become due. As of September 30, 2004, our outstanding debt included approximately $0.9 million of our 5 3/4% Convertible Subordinated Notes due in March 2005, $37.3 million of our 6 3/4% Convertible Subordinated Notes due in June 2009 and $29.0 million of our 8% Secured Convertible Notes due in June 2007. The 8% Secured Convertible Notes due in June 2007 are secured by a second security interest in substantially all of our assets. We must pay interest on all of the 5 3/4% Convertible Subordinated Notes due in March
2005, the 6 3/4% Convertible Subordinated Notes due in June 2009 and the
8% Secured Convertible Notes due in June 2007 twice a year. If our cash flow is inadequate to meet these obligations, we will default on the notes. Any default of the 5 3/4% Convertible Subordinated Notes due in March 2005, the
6 3/4% Convertible Subordinated Notes due in June 2009 or the 8% Secured Convertible Notes due in June 2007 could allow our note holders to foreclose upon our assets or try to force us into bankruptcy.

As of September 30, 2004, we had no outstanding borrowings on our bank revolving line of credit totaling $15.0 million. We had approximately $2.8 million of outstanding letters of credit issued under this agreement. The bank holds a senior security interest in substantially all of our assets. If we fail to pay our liabilities under this credit line, the bank may enforce all available remedies and foreclose upon our assets to satisfy any amounts owed. There are certain cross-default provisions among our bank and other debt instruments whereby a default under one such instrument could result in a default under other such instruments.

WE MAY BE UNABLE TO REPAY OR REPURCHASE THE 8% SECURED CONVERTIBLE NOTES DUE IN JUNE 2007, 5 3/4% CONVERTIBLE SUBORDINATED NOTES DUE IN MARCH 2005 OR
6 3/4% CONVERTIBLE SUBORDINATED NOTES DUE IN JUNE 2009 UPON A REPURCHASE EVENT AND BE FORCED INTO BANKRUPTCY.

The holders of the 8% Secured Convertible Notes due in June 2007 may require us to repurchase or prepay all of the outstanding 8% Secured Convertible Notes due in June 2007 upon a "repurchase event", as defined in such instrument. A repurchase event under the 8% Secured Convertible Notes due in June 2007 includes a change of control under certain circumstances or a termination of listing of our common stock on a U.S. national securities exchange or trading on an established over-the-counter trading market in the U.S. In addition, upon the receipt of proceeds of certain asset sales by us that generate proceeds in excess of $10,000,000 (or if an event of default exists, regardless of the amount) that is not invested or used to reduce existing indebtedness and does not result in a change of control, we are required to use the proceeds from the asset sale to prepay or repurchase the 8% Secured Convertible Notes due in June 2007. We may not have sufficient cash reserves to repurchase the 8% Secured Convertible Notes due in June 2007 at such time, which would cause an event of default under the 8% Secured Convertible Notes due in June 2007 Indenture and under our other debt obligations.

The holders of the 5 3/4% Convertible Subordinated Notes due in March 2005 and 6 3/4% Convertible Subordinated Notes due in June 2009 may require us to repurchase all or any portion of the outstanding 5 3/4% Convertible Subordinated Notes due in March 2005 or 6 3/4% Convertible Subordinated Notes due in June 2009 upon a "repurchase event", as defined in such instruments. A repurchase event under the 5 3/4% Convertible Subordinated Notes due in March 2005 and 6 3/4% Convertible Subordinated Notes due in June 2009 includes a change in control under certain circumstances or a termination of listing of our common stock on a U.S. national securities exchange or trading on an established over-the-counter trading market in the U.S. We may not have sufficient cash reserves to repurchase the 5 3/4% Convertible Subordinated Notes due in March 2005 or 6 3/4% Convertible Subordinated Notes due in June 2009 at such time, which would cause an event of default under the 5 3/4% Convertible Subordinated Notes due in March 2005 Indenture or the 6 3/4% Convertible Subordinated Notes due in June 2009 Indenture and under our other debt obligations and may force us to declare bankruptcy.

INVESTOR INTEREST IN THE COMMON STOCK MAY BE NEGATIVELY AFFECTED BY OUR CONTINUED TRADING ON THE OVER-THE-COUNTER BULLETIN BOARD.

On November 13, 2002, we received a determination from the Nasdaq National Market that shares of our common stock would no longer trade on the Nasdaq National Market because we failed to meet certain minimum listing requirements. Our common stock began trading on the NASD-operated Over-the-Counter Bulletin Board on November 14, 2002. The Over-the-Counter Bulletin Board market is generally considered to be less efficient and not as liquid as the Nasdaq National Market (now known as the Nasdaq Stock Market). Trading in this market may decrease the market value and liquidity of our common stock, which could materially and adversely affect our ability to attract additional investment to finance our operations.

PROVISIONS OF OUR GOVERNING DOCUMENTS AND DELAWARE LAW COULD ALSO DISCOURAGE ACQUISITION PROPOSALS OR DELAY A CHANGE IN CONTROL.

Our certificate of incorporation and by-laws contain anti-takeover provisions, including those listed below, that could make it more difficult for a third party to acquire control of our company, even if that change in control would be beneficial to stockholders:

- our board of directors has the authority to issue Common Stock and preferred stock, and to determine the price, rights and preferences of any new series of preferred stock, without stockholder approval;
- our board of directors is divided into three classes, each serving three-year terms;
- a supermajority of votes of our stockholders is required to amend key provisions of our certificate of incorporation and by-laws;
- our bylaws contain provisions limiting who can call special meetings of stockholders;
-  our stockholders may not take action by written consent; and
- our stockholders must provide specified advance notice to nominate directors or submit stockholder proposals.

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

It is also possible that countries may apply to our activities laws otherwise relating to services provided over the Internet, including laws governing:

-  sales and other taxes, including payroll-withholding applications;
-  user privacy;
-  pricing controls and termination costs;
-  characteristics and quality of products and services;
-  qualification to do business;
-  consumer protection;
- cross-border commerce, including laws that would impose tariffs, duties and other import restrictions;
-  copyright, trademark and patent infringement; and
- claims based on the nature and content of Internet materials, including defamation, negligence and the failure to meet necessary obligations.

If foreign governments or other regulatory agencies begin to impose related restrictions on Internet telephony or our other services or otherwise enforce criminal or other laws against us, our affiliates or employees, such actions could have a material adverse effect on our ability to attain and maintain profitability.

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

The IRS and the U.S. Department of Treasury have issued a notice of proposed rulemaking suggesting that VoIP calls may be subject to a 3% federal excise tax which could effect our competitiveness.

We have offered our prepaid international calling card services on a wholesale basis to international carrier customers, and others, some of which provide these services to end-user customers, enabling them to call internationally over The iBasis Network from the U.S. We have also made arrangements to participate in the selling and marketing of such cards on a retail basis. Although the calling cards are not primarily marketed for domestic interstate or intrastate use, we have not blocked the ability to place such calls or required our wholesale customers or distributors to show evidence of their compliance with U.S. and state regulations. As a result, there may be incidental domestic use of the cards. Domestic calling may employ transport and switching that is not connected to the Internet and, therefore, may not enjoy the less restrictive regulation to which our Internet-based services may be subject. Because we provide services that are primarily wholesale and/or international, we do not believe that we are subject to federal or state telecommunications regulation for the possible uses of these services described here and, accordingly, we have not obtained state licenses, filed state or federal tariffs, posted bonds, or undertaken other possible compliance steps. Under current standards or as-yet undetermined rules, the FCC and state regulatory authorities may not agree with our position. If they do not, we could become subject to regulation at the federal and state level for these services, and could become subject to licensing and bonding requirements, and federal and state fees and taxes, including universal service contributions and other subsidies, and other laws, all of which could materially affect our business.

We are also subject to federal and state laws and regulations regarding consumer protection and disclosure regulations. These rules could substantially increase the cost of doing business domestically and in any particular state. Law enforcement authorities may utilize their powers under consumer protection laws against us in the event we do not meet legal requirements in that jurisdiction which could either increase costs or prevent us from doing business there.

The Telecommunications Act of 1996 requires that payphone service providers be compensated for all completed calls originating from payphones in the United States. When calling cards are used, the FCC's prior rules required the first switch-based carrier to compensate the payphone service provider, but newly adopted rules require the last switched-based carrier to do so, and further require that all carriers in the call chain implement a call-tracking system, utilize it to identify such calls, provide an independent audit of the adequacy of such system, and provide a report on these matters to the FCC and others in the call chain. We maintain that as an international Internet telephony provider, we sell an information service. We therefore claim that we are not a "carrier" for regulatory purposes and, in any case, our Internet-based systems do not rely on traditional long distance switches.

Nonetheless, we have indirectly paid, and intend to continue paying, payphone service providers as part of our prepaid calling card business. To date, we have reimbursed certain of our toll-free access vendors - facilities-based long distance carriers from which we have received payphone calls that could be construed to be compensable under the payphone compensation rules - who have indeed paid payphone compensation for such calls. We have contracted with a clearinghouse to remit funds directly to payphone service providers for calls originating from payphones utilizing our prepaid calling cards. For all other types of traffic related to our wholesale transport business, we believe that we are not responsible for payphone compensation, but rather that the carrier that precedes us is.

We are subject to other laws related to our business dealings that are not specifically related to telecommunications regulation. As an example, the Office of Foreign Asset Control of the U.S. Department of the Treasury, or OFAC, administers the United States' sanctions against certain countries. OFAC rules restrict many business transactions with such countries and, in some cases, require that licenses be obtained for such transactions. We may currently, or in the future, transmit telecommunications between the U.S. and countries subject to U.S. sanctions regulations and undertake other transactions related to those services. We have undertaken such activities via our network or through various reciprocal traffic exchange agreements to which we are a party. We have received licenses from OFAC to send traffic to some countries and, if necessary, will remain in contact with OFAC with regard to other transactions. Failure to obtain proper authority could expose us to legal and criminal liability.

RISKS RELATED TO OUR OPERATIONS

WE MAY NEVER ACHIEVE SUSTAINED PROFITABILITY AND THE MARKET PRICE OF OUR COMMON STOCK MAY FALL.

Our revenue and results of operations have fluctuated and will continue to fluctuate significantly from quarter to quarter in the future due to a number of factors, some of which are not in our control, including, among others:

- the amount of traffic we are able to sell to our customers, and their decisions on whether to route traffic over our network;
- increased competitive pricing pressure in the international long distance market;
- the percentage of traffic that we are able to carry over the Internet rather than over the more costly traditional public-switched telephone network;
- loss of arbitrage opportunities resulting from declines in international settlement rates or tariffs;
- our ability to negotiate lower termination fees charged by our local providers if our pricing deteriorates;
- our continuing ability to negotiate competitive costs to interconnect our network with those of other carriers and Internet backbone providers;
-  capital expenditures required to expand or upgrade our network;
-  changes in call volume among the countries to which we complete calls;
- the portion of our total traffic that we carry over more profitable routes could fall, independent of route-specific price, cost or volume changes;
- technical difficulties or failures of our network systems or third party delays in expansion or provisioning system components;
- our ability to manage distribution arrangements and provision of retail offerings, including card printing, marketing, usage tracking, web-based offerings and customer service requirements, and resolution of associated disputes;
- our ability to manage our traffic on a constant basis so that routes are profitable;
-  our ability to collect from our customers; and
-  currency fluctuations and restrictions in countries where we operate.

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

Our customers may be reluctant to use our Internet telephony services for a number of reasons, including:

-  perceptions that the quality of voice transmitted over the Internet is low;
-  perceptions that Internet telephony is unreliable;
- our inability to deliver traffic over the Internet with significant cost advantages;
-  development of their own capacity on routes served by us;
-  an increase in termination costs of international calls.

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

WE MAY NOT BE ABLE TO COLLECT AMOUNTS DUE TO US FROM OUR CUSTOMERS AND WE MAY HAVE TO DISGORGE AMOUNTS ALREADY PAID.

Some of our customers have closed their businesses or filed for bankruptcy owing us significant amounts for services we have provided to them in the past. Despite our efforts to collect these overdue funds, we may never be paid. The bankruptcy court may require us to continue to provide services to these companies during their reorganizations. Other customers may discontinue their use of our services at any time and without notice, or delay payments that are owed to us. Additionally, we may have difficulty in collecting amounts from them. Although we have internal credit risk policies to identify companies with poor credit histories, we may not effectively manage these policies and provided services to companies that refuse to pay. The risk is even greater in foreign countries, where the legal and collection systems available may not be adequate or impartial for us to enforce the payment provisions of our contracts. Our cash reserves will be reduced and our results of operations will be materially adversely affected if we are unable to collect amounts from our customers.

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

A VARIETY OF RISKS ASSOCIATED WITH OUR INTERNATIONAL OPERATIONS COULD MATERIALLY ADVERSELY AFFECT OUR BUSINESS.

Because we provide many of our services internationally, we are subject to additional risks related to operating in foreign countries. In particular, in order to provide services and operate facilities in some countries, we have established subsidiaries or other legal entities or have forged relationships with service partners or entities set up by our employees. Associated risks include:

- unexpected changes in tariffs, trade barriers and regulatory requirements relating to Internet access or Internet telephony;
- economic weakness, including inflation, or political instability in particular foreign economies and markets;
-  difficulty in collecting accounts receivable;
-  tax, consumer protection, telecommunications, and other laws;
- compliance with tax, employment, securities, immigration, labor and other laws for employees living and traveling, or conducting business, abroad, which may subject them or us to criminal or civil penalties;
-  foreign taxes including withholding of payroll taxes;
- foreign currency fluctuations, which could result in increased operating expenses and reduced revenues;
-  political or economic instability;
-  exposure to liability under the Foreign Corrupt Practices Act;
- other obligations or restrictions, including, but not limited to, criminal penalties incident to doing business or operating a subsidiary or other entity in another country;
- the personal safety of our employees and their families who at times have received threats of, or who may in any case be subject to, violence, and who may not be adequately protected by legal authorities or other means, and
-  inadequate insurance coverage to address these risks.

These and other risks associated with our international operations may materially adversely affect our ability to attain or maintain profitable operations.

IF WE ARE NOT ABLE TO KEEP UP WITH RAPID TECHNOLOGICAL CHANGE IN A COST-EFFECTIVE WAY, THE RELATIVE QUALITY OF OUR SERVICES COULD SUFFER.

The technology upon which our services depend is changing rapidly. Significant technological changes could render the hardware and software that we use obsolete, and competitors may begin to offer new services that we are unable to offer. If we are unable to respond successfully to these developments or do not respond in a cost-effective way, we may not be able to offer competitive services and our business results may suffer.

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

If we our unable to effectively integrate any newly acquired business into our overall business operations, our costs may increase and our business results may suffer significantly.

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

RISKS RELATED TO THE INTERNET AND INTERNET TELEPHONY INDUSTRY

IF THE INTERNET DOES NOT CONTINUE TO GROW AS A MEDIUM FOR VOICE AND FAX COMMUNICATIONS, OUR BUSINESS WILL SUFFER.

Historically, the sound quality of calls placed over the Internet was inferior to calls placed over traditional TDM networks. As the Internet telephony industry has grown, sound quality has improved, but the technology may require further refinement. Additionally, as a result of the Internet's capacity constraints, callers could experience delays, errors in transmissions or other interruptions in service. Transmitting telephone calls over the Internet, and other uses of the Internet, must also be accepted by customers as an alternative to traditional services. As the Internet telephony market is evolving, predicting the size of these markets and their growth rate is difficult. If our market fails to continue to develop, then we will be unable to grow our customer base and our results of operations will be materially adversely affected.

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

                INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-Q, including without limitation Management's Discussion and Analysis of Financial Condition and Results of Operations, contains "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 194, as amended (the Exchange Act). We intend the forward-looking statements to be covered by the safe harbor for forward-looking statements in such sections of the Exchange Act. These forward-looking statements include, without limitation, statements about our market opportunity, strategies, competition, expected activities, expected profitability and investments as we pursue our business plan, and the adequacy of our available cash resources. These forward-looking statements are usually accompanied by words such as "believe," "anticipate," "plan," "seek," "expect," "intend" and similar expressions. The forward-looking information is based on various factors and was derived using numerous assumptions.

Forward-looking statements necessarily involve risks and uncertainties, and our actual results could differ materially from those anticipated in the forward-looking statements due to a number of factors, including those set forth below under "Risk Factors" and elsewhere in this report. The factors set forth below under "Risk Factors" and other cautionary statements made in this Prospectus should be read and understood as being applicable to all related forward-looking statements wherever they appear in this report. The forward-looking statements contained in this report represent our judgment as of the date of this report. We caution readers not to place undue reliance on such statements. Except as required by law, we undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

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

Our investments in commercial paper and debt instruments are subject to interest rate risk, but due to the short-term nature of these investments, changes in interest rates would not have a material impact on their value at September 30, 2004. Our primary interest rate risk is the risk on borrowings under our line of credit agreements, which are subject to interest rates based on the bank's prime rate. A change in the applicable interest rates would also affect the rate at which we could borrow funds or finance equipment purchases. All other debt, including capital lease obligations, are fixed rate debt. A 10% change in interest rates would not have a material impact on interest expense associated with our line of credit agreement. In addition, a 10% change in interest rates would not significantly impact the fair value of the 6 3/4% Convertible Subordinated Notes due in June 2009 or 8% Secured Convertible Notes due in June 2007.

We conduct our business in various regions of the world, but most of our revenues are denominated in U.S. dollars with the remaining being generally denominated in Euros or British pounds sterling. Although most of our costs are U.S. dollar denominated, some of our costs are in Euros or British pounds sterling which partially offsets our risk from revenues denominated in these currencies.

ITEM 4. CONTROLS AND PROCEDURES

(a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. Our Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, (the "Exchange Act") as of the end of the period covered by this quarterly report. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are designed to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and are operating in an effective manner.

(b) CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING. There were no significant changes in our internal controls over financial reporting during the period covered by this quarterly report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II -- OTHER INFORMATION

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

Pursuant to the terms of the proposed settlement, in exchange for a termination and release of all claims against us and the individual defendants and certain protections against third-party claims, we will assign to the plaintiffs certain claims we may have as an issuer against the underwriters, and our insurance carriers, along with the insurance carriers of the other issuers, will ensure a floor of $1 billion for any underwriter-plaintiff settlement. Although the financial effect of the settlement on us will not be material, our insurance carriers' exposure in this connection will range from zero to a few hundred thousand dollars, and will be reduced proportionately by any amounts recovered by plaintiffs directly from the underwriters.

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

We are also party to suits for collection, related commercial disputes, claims from carriers and foreign service partners over reconciliation of payments for circuits, Internet bandwidth and/or access to the public switched telephone network, and claims from estates of bankrupt companies alleging that we received preferential payments from such companies prior to their bankruptcy filings. We intend to prosecute vigorously claims that we have brought and employ all available defenses in contesting claims against us. Nevertheless, in deciding whether to pursue settlement, we will consider, among other factors, the substantial costs and the diversion of management's attention and resources that would be required in litigation. In light of such costs, we have settled various and in some cases similar matters on what we believe have been favorable terms which did not have a material impact our financial position, results of operations, or cash flows. The results or failure of any suit may have a material adverse affect on our business.

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


                                  iBasis, Inc.


November 8, 2004                  By: /s/ Richard Tennant
------------------                    ------------------------------
                                      Richard Tennant
                                      Vice President and Chief Financial Officer
                                      (Authorized Officer and
                                      Principal Accounting Officer)