Form 10-K
period 2004-12-31
IBASIS INC
filed 2005-03-28
CIK 1091756

Use these links to rapidly review the document
Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

The aggregate market value of the registrant's common stock, $0.001 par value per share ("Common Stock"), held by non-affiliates of the registrant as of June 30, 2004 was approximately $67,208,881 based on 39,534,636 shares held by such non-affiliates at the closing price of a share of Common Stock of $1.70 as reported on the OTC Bulletin Board on such date. Affiliates of the Company (defined as officers, directors and owners of 10 percent or more of the outstanding share of Common Stock) owned 7,121,231 shares of Common Stock outstanding on such date. The number of outstanding shares of Common Stock of the Company on February 28, 2005 was 65,178,753.

DOCUMENTS INCORPORATED BY REFERENCE

 Portions of the Registrant's definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held on May 26, 2005, are incorporated by reference into Part III hereof. With the exception of the portions of such Proxy Statement expressly incorporated into this Annual Report on Form 10-K by reference, such Proxy Statement shall not be deemed filed as part of this Annual Report on Form 10-K.

iBASIS, INC.

FORM 10-K
For the Year Ended December 31, 2004

This annual report on Form 10-K and the documents incorporated by reference contain forward-looking statements based on current expectations, estimates and projections about iBasis' industry and management's beliefs and assumptions. In some cases you can identify these statements by forward-looking words such as "anticipate," "believe," "could," "estimate," "expect," "intend," "may," "should," "will," and "would" or similar words. You should read statements that contain these words carefully because they discuss future expectations, contain projections of future results of operations, financial position, and cash flows or state other "forward-looking" information. The important factors listed in the section captioned "Risk Factors," as well as any cautionary language in this annual report, provide examples of risks, uncertainties and events that may cause the actual results to differ materially from the expectations described in these forward-looking statements. You should be aware that the occurrence of the events described in these risk factors and elsewhere in this annual report could have an adverse effect on the business, results of operations and financial position of iBasis.

Any forward-looking statements in this annual report are not guarantees of future performance, and actual results, developments and business decisions may differ from those envisaged by these forward-looking statements, possibly materially. iBasis disclaims any duty to update any forward-looking statements, even if new information becomes available or other events occur in the future.

PART I

Item 1.    Business

Company Overview

We are a leading provider of international communications services and a provider of retail prepaid calling services. Our business consists of our Voice-Over-Internet-Protocol ("VoIP") trading business, in which we connect buyers and sellers of international telecommunications services, and our retail services business. In the VoIP trading business we receive voice traffic from buyers—originating carriers who are interconnected to our network via VoIP or traditional TDM connections, and we route that traffic over the Internet to sellers—local carriers in the destination countries with whom we have established termination agreements. We use proprietary, patent-pending technology to automate the selection of routes and termination partners based on a variety of performance, quality, and business metrics. We offer this international call completion service on a wholesale basis to carriers, telephony resellers and other service providers worldwide and have termination agreements with local service providers in North America, Europe, Asia, the Middle East, Latin America, Africa and Australia.

Our retail services business was launched during the third quarter of 2003, with the introduction of our retail prepaid calling cards which are marketed through distributors primarily to ethnic communities within major metropolitan markets in the U.S.. Our retail prepaid calling card business leverages our existing international VoIP network and termination agreements and has the potential to deliver higher margins than those typically achieved in the wholesale trading business. In addition, the retail prepaid calling card business typically has a faster cash collection cycle than the trading business. Beginning in the second quarter of 2004, we created a new reportable business segment, retail prepaid calling card services and other enhanced services ("Retail"), in addition to our wholesale international communications trading services ("Trading"). Since the second quarter of 2004, revenue from our Retail business has exceeded 10% of our total net revenue. In September 2004, we launched a prepaid calling service, Pingo™, offered directly to consumers through an eCommerce web interface, which we have included in our Retail business segment. Revenues from our Pingo services were not material in 2004.

We have a history of operating losses and, as of December 31, 2004, our accumulated deficit was $429.7 million and our stockholders' deficit was $23.9 million and we used $7.2 million in cash from operations in 2004. These results are primarily attributable to the expenditures necessary to build our network and develop and expand our market.

Beginning in 2001, we took a series of actions to reduce operating expenses, restructure operations, reduce outstanding debt and provide additional liquidity. Such actions included:

  •
  reductions in workforce and consolidation of Internet Central Offices As a result of our restructuring programs and our continued focus on controlling expenses, our research and development; selling and marketing and general and administrative expenses, in total, were $35.7 million in 2004, or 13.5% of revenue, $28.6 million in 2003, or 16% of revenue and $53.2 million, or 32.3% of revenue, in 2002;

  •
  sale of our previous messaging business and the assets associated with our previous Speech Solutions Business;

  •
  settlement of certain capital lease obligations;

  •
  repurchase of $40.6 million and $20.9 million of our 5 3/4% Convertible Subordinated Notes due March 2005 for $14.0 million and $5.9 million in cash in 2002 and 2001, respectively;

  •
  exchange of $50.4 million of our 5 3/4% Convertible Subordinated Notes due March 2005 for $25.2 million of 11 1/2% Senior Secured Notes due January 2005 and warrants to purchase common stock in 2003;

  •
  establishment of a new credit facility with a bank in 2002;

  •
  completion of our debt refinancing plan in June 2004, pursuant to which $37.3 million (98% of the total outstanding) of our 5 3/4% Convertible Subordinated Notes due March 2005 were tendered for the same principal amount of new 6 3/4% Convertible Subordinated Notes due June 2009. In addition, $29.0 million of 8% Secured Convertible Notes due June 2007 were issued to finance the prepayment of all $25.2 million of our 11 1/2% Senior Secured Notes due January 2005; As a result, we extended the maturity of $62.5 million in debt from the first quarter of 2005 until 2007 and 2009 and reduced annual cash interest payments by $0.2 million; and

  •
  completion of a private equity placement in September 2004 that resulted in net proceeds to us of approximately $30.2 million.

We continue to expand our market share in international wholesale VoIP services by expanding our customer base and by introducing cost-effective solutions for our customers to interconnect with our network. During the first quarter of 2004, we introduced our DirectVoIP service which eliminates the need for certain switches for our customers to interconnect to our network, thus reducing capital equipment costs for both iBasis and our customers. More recently we expanded the DirectVoIP offering with DirectVoIP Broadband, which addresses interconnection requirements that are specific to the growing consumer VoIP market, which we believe offers significant growth potential for us.

In the Retail services business, our strategy is to continue to increase our retail traffic through the deployment of our prepaid calling services, which leverage our international VoIP network with our real time back office systems, and have the potential to deliver higher margins and improve cash flow. In addition, we continue to increase the traffic we terminate to mobile phones, which generally delivers higher average revenue per minute and margins than typical fixed-line traffic.

We believe both business segments will benefit from our recently launched PremiumCertified™ international routing product. PremiumCertified is designed to enhance our ability to compete for retail international traffic from existing customers as well as from mobile operators and emerging consumer VoIP providers. PremiumCertified features routes to more than 500 destinations that are actively monitored and managed to deliver a level of quality that is equal to or exceeds the highest industry benchmarks for retail quality.

Our plans include:

  •
  expanding our market share for our Retail calling services;

  •
  increasing revenues generated through mobile phone terminations;

  •
  increasing our customer base by introducing cost-effective solutions to interconnect with our network;

  •
  use of our switchless architecture, which eliminates the need for costly telecommunications switches and other equipment;

  •
  continued monitoring of accounts receivable and management of credit exposure; and

  •
  control of operating expenses and capital expenditures.

We were incorporated as a Delaware corporation in 1996. Our principal executive offices are located at 20 Second Avenue, in Burlington, Massachusetts and our telephone number is (781) 505-7500.

Industry Overview

Market Overview.    The international voice and fax traffic market is estimated by industry researchers TeleGeography to be worth more than US $60 billion. We believe that this market will grow as countries around the world continue to deregulate their telecommunication markets, prices fall and underlying trends in migration and economic integration drive fundamental demand. We believe there are three major industry trends that will drive continued growth in the wholesale trading of international voice traffic. These trends involve the migration of voice traffic:

  •
  from traditional vertically-integrated international exchange carriers (IXCs) to more specialized local service providers;

  •
  from fixed-line networks to mobile networks; and

  •
  from the traditional time-division multiplexing (TDM) network to VoIP.

In most cases, the international traffic is moving to carriers that do not have extensive international networks and are dependent on wholesale providers like iBasis to provide effective international service for their retail customers.

Global deregulation combined with rapid technological advances has enabled the emergence of many new communications service providers in dozens of local markets. In their efforts to remain competitive, national carriers are focusing their capital spending on "last-mile" services such as fixed-line, wireless, and cable, which account for the most of their revenues. Consequently, communications service providers are looking for ways to expand their ability to serve all of their customers' telecoms needs, while simultaneously reducing the cost of providing international services. Increasingly, the world's carriers are seeking to outsource international voice traffic to efficient Voice over Internet Protocol or VoIP networks, such as The iBasis Network™, whose inherently lower infrastructure and transport costs can help improve a carrier's competitiveness and bottom line, without compromising service quality.

The Mainstreaming of VoIP.    Although the consumer adoption of VoIP services is a recent development, iBasis has been transmitting VoIP calls for many of the world's largest carriers for several years. Managing quality of service at the core of the network, which iBasis pioneered and mastered, has allowed phone-to-phone calls to be transmitted over the Internet with quality nearly indistinguishable from that of traditional voice networks. Enabled by the quality of VoIP service from providers like iBasis, international VoIP traffic has grown rapidly. According to industry analyst, TeleGeography, international VoIP traffic grew from 10.1 billion minutes in 2001, to 17.9 billion in 2002, to 21.9 billion in 2003 and is forecast to reach 30 billion minutes in 2004.

Unlike fixed-line telecommunication networks and managed IP networks, the Internet has many potential points of congestion where information, in the form of data packets, can be delayed or dropped. For non-real time communications, such as email, a slight delay in the receipt of a message is not significant. However, for real-time communications, such as telephone calls, the result of a delay in transmitting the call, or losing the call altogether, is significant. To minimize the risk of delays, or losing calls, over the Internet, we utilize complex and proprietary performance monitoring and call routing technology to ensure consistently high call completion and voice quality. We have developed patent-pending quality management technology that enables us to deliver call completion rates and average call durations (the standard metrics carriers use for measuring quality) that we believe are consistently equal to or better than those achieved by traditional fixed-line carriers.

VoIP's principal benefits are:

  •
  Cost Advantage from Internet Transport. Traditional voice networks use circuit-switching technology, which establishes dedicated channels between an originating and terminating point for the duration of a call. Physical facilities (typically fiber and associated equipment) are dedicated to voice traffic between switching nodes, regardless of changes in demand. In contrast, VoIP is based on packet-switching technology. This technology completes a call by digitizing and dividing a speaker's voice into small packets that travel to their destination along lines carrying packets of other Internet traffic, in much the same way as email travels. Using a network of service facilities connected to the public Internet for transport is less costly than building a dedicated network as our calls share the Internet with other traffic.

  •
  Cost Advantage from IP Technology. VoIP gateway equipment that is used to convert and route phone calls over the Internet is less expensive and requires less physical space in telecom facilities than traditional telecommunications equipment.

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

  •
  Positioning for New Services. In contrast to the closed, proprietary structure inherent in a traditional circuit-switched voice network, VoIP embraces an open architecture and open standards, which facilitates innovation at lower cost. Traditional voice networks have been designed specifically to provide one basic service, making it difficult and costly to introduce new services over those networks and their proprietary platforms. As data networks convert all services into data packets, new services are delivered from industry standard servers, integrating the Internet with the revolution in commodity computing.

Outsourcing VoIP services.    Given the advantages, many carriers have begun to carry some portion of their voice traffic over IP networks. Despite the move by some large carriers to develop their own international VoIP infrastructures, carriers have been more interested in outsourcing international traffic to providers such as iBasis. The reasons for the preference to outsource international traffic include:

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

Retail Services

Our Retail services primarily consist of our prepaid calling card services and Pingo, our direct retail calling service. Leveraging our VoIP network and back-office systems, including a prepaid rating and billing platform we sold as a hosted service, we launched our retail prepaid calling card business in the U.S. in the third quarter of 2003. We sell our retail prepaid calling cards through established distributors to retail outlets in major metropolitan markets across the U.S. We have established a dedicated operation to sell and service our prepaid retail calling card services. Typically, retail prepaid calling cards deliver gross margins that are higher than in the Trading business.

In September 2004, we launched Pingo, our retail calling services offered directly to consumers through our eCommerce web interface. Pingo customers in the Unites States use credit cards to purchase calling time over the iBasis Network by selecting a pre-set amount. Customers are provided with a toll-free access number, account number and personal identification number to access the service. Pingo's enhanced features include access to on-line call and billing history, PINpass ANI recognition, and automatic recharging to maintain a balance in the customer's Pingo account. These features are designed to increase the customer's convenience and loyalty to the service. For financial information regarding our Retail business segment, see Note 3, Business Segment and Geographic Information, to our Consolidated Financial Statements.

VoIP Trading Services

Our VoIP trading service enables carriers and other communications service providers to outsource international voice and fax traffic, substantially lowering their transport and service support costs, without compromising quality. Our carrier customers access The iBasis Network, our international VoIP network, by establishing an interconnection through one of our "Internet Central Offices" or "ICOs". ICOs are strategically located in major telecommunications hubs in the U.S., Asia, and Europe. Calls are transported over the Internet and terminated at "Internet Branch Offices" or "IBOs" generally managed by our terminating partners. In this way, our originating customers receive a single point of interconnection to a global network of termination points without the burden of managing the international network logistics and interconnection agreements on the far end. Likewise, our partners, who sell us termination capacity in their countries, receive a substantial source of traffic revenue without having to negotiate individual agreements and interconnections with originating carriers. Our services provide the following key benefits to our customers:

High Quality Call Completion.    Our network, monitoring and management technologies enable us to complete international voice and fax calls with quality comparable to that of traditional circuit-switched voice networks. This high quality is reflected in the fact that carriers choose to provide our VoIP services to their retail customers undifferentiated from their traditional services. We achieve high quality over the Internet through a variety of controls and technologies. At our 24x7, expert-staffed global Network Operations Centers (NOCs) in Burlington, Massachusetts, USA and Hong Kong, we are able to monitor our carrier customers' voice traffic and automatically select optimal routing choices according to real time performance data. Using our patent-pending Assured Quality Routing® and PathEngine™ technology, we dynamically route customers' traffic over multiple Internet backbones, completing calls on our partners' phone networks in destination countries.

Cost Effective Services.    Our call transport costs are lower because packet switching is more efficient than traditional circuit-switching. Because we use the Internet, rather than a private IP network, to deliver international voice traffic, we have greater infrastructure flexibility and lower capital costs than service providers that employ dedicated point-to-point connections. VoIP equipment is less costly and has lower facilities costs (due to its smaller physical footprint) than equivalent capacity circuit-switched equipment. We offer an open, scalable architecture that enables carriers and communications service providers to connect within a short period of time and without investment or technical expertise. An additional advantage derives from our ability to bypass many of the international tariffs or settlement rates associated with some international traffic carried over circuit-switched voice networks, which produces additional cost savings. Our Retail services—prepaid calling cards and Pingo—build upon the underlying iBasis network and systems and gives us opportunities to capture retail traffic directly from consumers, which may provide us higher margins than traffic we receive through other carriers.

For financial information regarding our Trading business segment, see Note 3, Business Segment and Geographic Information, to our Consolidated Financial Statements.

The iBasis Network

iBasis transported approximately 5 billion minutes of traffic over the iBasis Network in 2004, a volume of traffic that would position iBasis among the ten largest carriers of international traffic in the world, based on global traffic statistics contained in the industry analyst publication TeleGeography 2005. As of December 31, 2004, we had Points of Presence—generally referred to as POPs—in 108 countries. POPs designate points where the iBasis network is directly connected to local telephone networks for call origination or termination. In fact, we are capable of connecting to local networks in many more countries through our relationships with other carriers. These routes are commonly referred to as "off-net" routes and are utilized opportunistically when pricing is favorable.

The iBasis Network is based on a technologically advanced switchless architecture, leveraging proven hardware from industry leaders such as Cisco Systems, as well as patent-pending iBasis software for quality management and advanced routing. Our Assured Quality Routing® and PathEngine™ technology enable ongoing monitoring of network performance and automatic selection of best quality routes based on near real-time performance data. The switchless architecture provides us with significant savings in operational costs and capital expense by eliminating the need for costly telecommunications switches and other equipment and connectivity in central offices. It also has enabled us to simplify provisioning, real-time route monitoring, and network management by decreasing the number of network components involved in carrying a call. The result for our customers is higher voice quality, call completion and call duration.

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

Internet Central Offices and Internet Branch Offices.    Our customers interconnect with our network, at their cost, by connecting dedicated voice circuits from their facilities to one of our ICOs, which are strategically located in Frankfurt, Hong Kong, London, Los Angeles, New York, Paris, and Tokyo. Alternatively, our customers may elect to install an iBasis IBO at their facilities. ICOs and IBOs receive calls directly from a local carrier's switched network. VoIP gateways in each ICO or IBO digitize, compress and packetize voice and fax calls and then transmit them over the Internet. At the destination, another ICO or IBO reverses the process and the call is switched back from the Internet to a local carrier's circuit-switched network in the destination country. Increasingly, customers are investing in VoIP equipment and connecting to us via IP interconnections. As this trend progresses, our already asset-effective business model gains further strength, as iBasis no longer bears all the cost of converting calls between traditional voice network and the Internet and dedicated physical circuit-switched interconnects are eliminated altogether.

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

  •
  purchasing multiple, high-speed connections into the Internet backbone; and

  •
  continuously monitoring performance across our entire network of PoPs and the Internet.

Assured Quality Routing.    We have deployed a proprietary patent-pending system of tools—collectively known as, Assured Quality Routing to maintain high quality service over the Internet. AQR optimizes the quality of calls placed over The iBasis Network by integrating quality parameters into routing decisions. These parameters include measures of quality that are of direct importance to carriers including call duration, call completion and post-dial delay as well as underlying determinants of successful data transmission, namely packet loss, jitter and latency. Utilizing data collected in near real-time by our PathEngine performance reporting technology, AQR automatically reroutes traffic in anticipation of quality dropping below specific thresholds, sending subsequent calls through another Internet path, to an alternative terminating IP partner or to a circuit-switched backup vendor if necessary.

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

Research and Development

Our research and development activities are primarily focused on developing, improving and expanding The iBasis Network and increasing the efficiency of our interconnections with buyers and sellers of telecommunications services. These activities include the development of specific tools for our networks, such as our patent-pending Assured Quality Routing and PathEngine technologies, as well as specialized interconnection technologies like our DirectVoIP™ Broadband service, which is designed to meet the needs of emerging providers of consumer VoIP services. In addition, our engineering personnel contribute to the support and operation of our global network operations centers, which oversee and coordinate the operation of our ICO's and IBO's. Research and development expenses were $13.8 million, $13.4 million and $17.8 million for 2004, 2003 and 2002, respectively.

Markets and Customers

Our VoIP Trading customer base can be segregated by size into Tier 1, Tier 2 and Tier 3 carriers. Generally, Tier 1 carriers are large domestic and international carriers, such as AT&T, MCI, Sprint, Cable & Wireless, and certain government-affiliated or privatized dominant carriers, such as the Chinese telecommunications carrier China United Telecom (Unicom). Tier 1 carriers generally have annual revenues in excess of $2 billion. Tier 2 carriers have revenues generally in the range of $750 million to $2 billion, but have fewer direct operating agreements with other carriers and fewer international facilities. Tier 3 carriers are typically switch-based resellers with revenues of less than $750 million. Recently, fast-growing providers of consumer VoIP services have emerged as a new type of carrier with distinct requirements. iBasis is well positioned to capture market share in this new market.

A significant portion of traffic carried over The iBasis Network is from Tier 1 carriers. In 2004, Tier 1 carriers, the world's largest and most demanding carriers, accounted for 44 percent of our traffic. The ability to provide quality call completion consistently acceptable to Tier 1 carriers is of vital importance because these carriers control the vast majority of the world's retail traffic. Tier 1 carriers will continue to be a main area of focus for our sales force. The proportion of our traffic that originates from Tier 1 carriers in the future will be impacted by the growth or our Retail services business. Traffic that comes to iBasis directly from consumers, through our Retail services business, has grown dramatically since the launch of our retail prepaid calling cards in September 2003.

The proportion of our traffic originating from outside of the United States was 43% of total revenue and 42% of total traffic in 2004. Non-U.S. origination generally produces higher margins than US-originated traffic. As of December 31, 2004, iBasis provided services to approximately 290 carriers worldwide. One carrier accounted for more than 10% of revenue in 2004, 2003 and 2002. For further discussion of our revenues related to significant customers and customers in other countries and other geographic information, refer to Notes 2 and 3 to our consolidated financial statements.

In countries where we terminate our traffic, we have established relationships with local service providers that have strong local market expertise and relationships. Some of our overseas partners are very large, well-established national carriers. Others are emerging competitive carriers or Internet Service Providers (ISPs) who are able to provide the interconnection necessary to terminate minutes for us in their country.

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

Margins on calls originating from outside the U.S. are generally higher than margins on calls originated from within the U.S. Deregulation and increased competition in the telecommunications industry has caused prices for long distance telephone service to steadily decline, particularly in the U.S. As a wholesale provider of long distance telephone services, our margins in this business reflect the effect of these lower prices. We attempt to offset the effect of these lower prices by negotiating lower costs from our call termination partners and by increasing the cost efficiency and utilization of our network. We are implementing a strategy to leverage retail traffic originating from both our VoIP Trading customers and our own Retail services to drive higher margins than we typically realize from our Trading services. With our prepaid calling cards and Pingo, we are able to charge per-minute rates that can exceed our wholesale long distance rates, as well as generate revenue from fees typically associated with the use of prepaid calling cards. In addition, we have launched a premium product, PremiumCertified™ International Routing, designed to deliver the highest level of quality, comparable to that of any retail carrier. The more than 500 certified routes in the PremiumCertified product are generally priced higher and offer higher margin potential. PremiumCertified is marketed to all iBasis trading customers and used in the delivery of the prepaid calling card and Pingo services.

Sales and Marketing

Sales Strategy.    Our sales efforts for the VoIP Trading business target both buyers of international minutes and sellers of termination capacity-leading fixed line and wireless telecommunications carriers globally, as well as emerging providers of consumer VoIP services over broadband connections. Our sales force is composed of experienced personnel with well-established relationships in the telecommunications industry, based in key markets worldwide and typically responsible for business development in a small number of countries regionally. Our sales process often involves a test of our services by potential originating customers in which they route traffic over our network to a particular country. Our experience to date has been that once a carrier has begun to use our network for a single country and finds our quality to be acceptable, the sales process for increasing the volume of traffic they send to us and growing the number of destinations for which they use our network becomes incrementally easier. We also seek to establish and grow relationships with service providers that can terminate the local leg of international calls. iBasis country managers actively pursue connections with capable, licensed termination partners in their regions. Our ability to deliver a high volume of traffic, due to our interconnections with more than 280 carriers with international minutes, makes us an attractive potential partner for local service providers.

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

Marketing Strategy.    In our VoIP Trading business, we seek to attract termination partners as well as customers and consequently address our marketing efforts to both. Most retail origination is controlled by the largest (Tier 1) retail carriers. We believe that we have largely achieved our primary marketing objectives of awareness and acceptance among much of this customer segment, as evidenced by our penetration of these carriers in the major developed regions of the world. We continue to reinforce our brand presence with this segment to help increase our share of their international traffic. We also concentrate on state-owned carriers, known as PTTs—in Asia and in developing economies generally—whom we view as natural customers. While we increasingly expect our customers to also be our termination partners, local circumstances in many countries still are such that we look to partner with ISPs, new Competitive Local Exchange Carriers (CLECs) and specialist termination providers. Unlike marketing to the well-known Tier 1 carriers, we actively identify and attract smaller termination partners in many countries, many of which are start-ups formed specifically to terminate international traffic. Our marketing plan includes public relations activity, outreach with industry analysts and the trade press, participation in industry trade shows and conferences, targeted mailings and a comprehensive Website, and regular communications with our existing customer base.

Our sales and marketing strategy for our Retail services business differs for the disposable prepaid calling card business and the Pingo eCommerce business. For the calling card business, we are focused on four areas:

  •
  developing calling card brands;

  •
  broadening calling card distribution;

  •
  expanding gross margins; and

  •
  enhancing quality.

In developing our own calling card brands, in addition to supporting established brands of our distributors, we are building presence of select brands in multiple markets across multiple distributors. These brands leverage a common rate and fee structure and are able to leverage common design and advertising, which enhances both administrative and marketing efficiency while building distributor and customer loyalty. To broaden our calling distribution we identify the leading established distributors in major urban markets in the U.S. and work to establish mutually beneficial relationships. These distributors possess the local market knowledge and relationships with retail outlets required to effectively build market presence for our calling cards. Some of our distributors operate as master distributors supporting smaller sub-distributors that help to broaden and reinforce their market share within various territories or types of outlets. We expand distribution into new ethnic and geographic markets by leveraging existing relationships and by pursuing new distributors as necessary. Expanding gross margins in the prepaid calling card business is a function of managing card lifecycles. Typically, new cards are introduced with very aggressive promotional pricing to build distributor and retailer enthusiasm and consumer interest. Once the card has proven its quality and reliability it moves beyond the promotional stage into production, enabling us to realize higher margins. As we establish our presence in the calling card market the overall age of our product portfolio will increase, essentially resulting in more product having graduated from the promotional phase into producing higher margins.

The sales and marketing strategy for our Pingo service leverages the cost-efficiency and tracking capabilities of on-line paid placement advertising on major search engines, such as Google and Yahoo, as well as targeted email campaigns utilizing opt-in email lists to create exposure of the Pingo web site and encourage sales. We have retained a search engine marketing firm with specific expertise and proprietary technology designed to optimize our advertising investment, as well as our use of search engine optimization techniques on the Pingo.com web site. When prospects visit the Pingo web site, we utilize special bonus awards and promotions to encourage initial purchase. We also market to our existing Pingo customers to encourage usage of the service, recharges, and referrals.

Strategic Technology Relationships

Strategic technology relationships are important because they give us early access to new technologies, a voice in vendors' development direction and because strategic partners engage with us in support of our sales and marketing programs.

Cisco Systems

Since its founding in 1996, we have maintained a strong, strategic technology and business relationship with Cisco Systems. The iBasis Network is aCisco Powered™ network. This designation means that The iBasis Network is built predominantly with Cisco products and technologies, and meets a high standard of reliability and performance. As a Cisco Powered™ network, we have enhanced access to Cisco technical resources and are able to more quickly deliver new capabilities and service features. We have regularly engaged in numerous early field trials of Cisco VoIP technologies, during which we gain experience with new features before they are available to the marketplace. We have also conducted joint sales and marketing activities with Cisco.

Competition

We compete in two markets: international VoIP services, which we sell on a wholesale basis to other carriers, and retail prepaid calling services which we sell to consumers directly and through distributors. As described more completely in the section captioned "Risk Factors," the market for VoIP services is highly competitive. We compete with other wholesale trading carriers worldwide. Many of these carriers have more resources, longer operating histories and more established positions in the telecommunications marketplace, and, in some cases, have begun to develop VoIP capabilities. We also compete with smaller companies, including those that may be specialists in just one or two routes. We also compete against our customers' ability to carry traffic themselves, whereby either retail carriers develop their own international networks or interconnect with one another and exchange international traffic by "meeting" in a major telecom hub. At present, we do not compete with cable operators, or local exchange carriers, such as the U.S. "Baby Bells". Also, at present, we do not compete with emerging retail VoIP carriers as most have not developed international networks. We compete principally on quality of service and price. In the overall international long distance market, which was approximately 180 billion minutes of phone calls in 2003 based on the current information, we were among the ten largest carriers with about 2% market share. We carried more than 16% of the 22 billion minutes of international VoIP traffic in 2003.

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

Our Pingo business competes with other on-line sellers of prepaid calling cards and services. Many of these operate as on-line catalogs, selling the same cards that are available in physical form in retail stores.

Although the market for wholesale international traffic and retail prepaid calling services is highly competitive and will almost certainly remain so, we believe that our brand-strength, customer base, established global distribution and patented ability to manage traffic across the (low-cost) Internet, while maintaining required quality, collectively represent a competitive advantage that will allow us to continue expanding both volumes and margins.

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

While the FCC to date has maintained an informal policy that information service providers, including VoIP providers, are not telecommunications carriers for regulatory purposes, various entities have challenged this idea, both before the FCC and at various state government agencies. The FCC recently ruled against AT&T, finding that certain traffic AT&T carried in part utilizing the Internet protocol format was nonetheless regulated telecommunications for which terminating access charges were due. The FCC has also found that AT&T's prepaid calling cards, which AT&T had claimed as an enhanced, non-regulated offering, constituted traditional telecommunications for which universal service subsidies are due. In so doing, the FCC imposed such liability retroactively, and ruled that similarly situated carriers must also fulfill reporting and contribution requirements for universal service funding. The FCC is proceeding on two related Notices of Proposed Rulemaking, one on regulation of prepaid calling cards and the extent that Internet protocol capabilities insulate such offerings from traditional regulation, and the existing proceeding covering IP-enabled services more generally. Adverse rulings or rulemakings could subject us to licensing requirements and additional fees and subsidies.

The regulatory treatment of VoIP and other iBasis services varies widely among other countries and is subject to constant change. Until recently, most countries did not have regulations addressing VoIP or other VoIP services such as calling cards, in some cases classifying these services as unregulated services. As the VoIP market has grown and matured, increasing numbers of regulators have begun to reconsider whether to regulate VoIP and other VoIP services. Some countries currently impose little or no regulation on VoIP or VoIP services. Conversely, other countries that prohibit or limit competition for traditional voice telephony services generally do not permit Internet telephony or VoIP services or strictly limit the terms under which such services may be provided, even imposing criminal penalties for individuals associated with such offerings. Still other countries regulate VoIP and VoIP services like traditional voice telephony services, requiring VoIP companies to obtain licenses, incorporate local subsidiaries, make universal service contributions and pay other taxes.

We have advocated and supported deregulation for free and open market competition in a variety of countries.

Intellectual Property

We regard our copyrights, service marks, trademarks, trade dress, trade secrets, patents, patent applications and similar intellectual property as critical to our success and we rely on trademark and copyright law, trade secret protection and confidentiality and/or license agreements with our employees, customers, partners, and others to protect our proprietary rights. Our policy is to patent the technology, inventions and improvements that we consider important to the development of our business. As of December 31, 2004, we had five pending United States patent applications for The iBasis Network and other inventions related to our business. We pursue the registration of our trademarks and service marks in the United States and overseas. As of December 31, 2004, we have been granted trademark registration for the marks iBasis, Assured Quality Routing, ConnectPoint, and Mero Mejicano in the United States, and iBasis in the European community, and have pending registration applications for other service marks. We also rely on trade secrets, technical know-how and continuing innovation to develop and maintain our competitive position. We have granted licenses in the ordinary course of business for occasional use of the company's name, logo, trademarks and /or servicemarks to certain marketing partners pursuant to joint marketing and/or other agreements. Likewise, we have been granted certain licenses for use in the ordinary course of business.

Employees

As of December 31, 2004, we employed 216 people. Our employees are not represented by a labor union.

Geographic Areas

For financial information about geographic areas, including information about revenues and long-lived assets, see Note 3, "Business Segment and Geographic Information" to our Consolidated Financial Statements.

Item 2.    Properties

We lease the following facilities:

Location	Square Footage	Expiration of Lease	Facility Use
Burlington, MA	44,265	April 2010	Headquarters and global network operations center
New York, NY	11,654	Various, 2008–2010	Internet Central Office
Miami, FL	10,500	February 2010	Vacant
Los Angeles, CA	3,156	April 2008	Internet Central Office
Hong Kong	576	March 2005	Internet Central Office

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

On June 11, 2004, we and the individual defendants, as well as many other issuers named as defendants in the class action proceeding, entered into an agreement-in-principle to settle this matter, and on June 14, 2004, this settlement was presented to the court. The court has preliminarily approved the settlement. Once notice has been mailed, there will be an objection period, followed by a hearing for final approval of the settlement. Although we believe that we and the individual defendants have meritorious defenses to the claims made in the complaints, in deciding to pursue settlement, we considered, among other factors, the substantial costs and the diversion of our management's attention and resources that would be required by litigation. Pursuant to the terms of the proposed settlement, in exchange for a termination and release of all claims against us and the individual defendants and certain protections against third-party claims, we will assign to the plaintiffs certain claims we may have as an issuer against the underwriters, and our insurance carriers, along with the insurance carriers of the other issuers, will ensure a floor of $1 billion for any underwriter-plaintiff settlement. Although the financial effect of the settlement on us will not be material, our insurance carriers' exposure in this connection will range from zero to a few hundred thousand dollars, and will be reduced proportionately by any amounts recovered by plaintiffs directly from the underwriters.

We cannot assure you that the settlement which has been finalized will be accepted by the court, or that we will be fully covered by collateral or related claims from underwriters, and that we would be successful in resulting litigation. In addition, even though we have insurance and contractual protections that could cover some or all of the potential damages in these cases, or amounts that we might have to pay in settlement of these cases, an adverse resolution of one or more of these lawsuits could have a material adverse affect on our financial position, results of operations and cash flows in the period in which the lawsuits are resolved. We are not presently able to estimate losses, if any, related to the lawsuits.

We are also party to suits for collection, related commercial disputes, claims from carriers and foreign service partners over reconciliation of payments for circuits, Internet bandwidth and/or access to the public switched telephone network, and claims from estates of bankrupt companies alleging that we received preferential payments from such companies prior to their bankruptcy filings. Our employees have also been named in proceedings arising out of business activities in foreign countries. We intend to prosecute vigorously claims that we have brought and employ all available defenses in contesting claims against us, or our employees. Nevertheless, in deciding whether to pursue settlement, we will consider, among other factors, the substantial costs and the diversion of management's attention and resources that would be required in litigation. In light of such costs, we have settled various and in some cases similar matters on what we believe have been favorable terms which did not have a material impact our financial position, results of operations, or cash flows. The results or failure of any suit may have a material adverse affect on our business.

Item 4.    Submission of Matters to a Vote of Security Holders

None

PART II

Item 5.    Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Securities

Market Information

Our common stock began trading publicly on the Nasdaq National Market on November 10, 1999 and was traded under the symbol "IBAS." On November 13, 2002, we received a determination from Nasdaq that shares of our common stock would no longer trade on the Nasdaq National Market because we failed to meet certain minimum listing requirements. Our common stock began trading on the Nasdaq operated Over-the-Counter Bulletin Board on November 14, 2002 under the same symbol "IBAS." The following table shows the range of the high and low per share prices of our common stock, as reported by the Over-the-Counter Bulletin Board for the period indicated. Over-the-Counter market quotations reflect interdealer prices, without retail mark-up, mark-down or commission and may not necessarily reflect actual transactions.

	High	Low
Fiscal 2004:
Fourth Quarter	$2.78	$2.27
Third Quarter	2.39	1.68
Second Quarter	1.95	1.17
First Quarter	1.80	1.44
Fiscal 2003:
Fourth Quarter	$1.96	$1.27
Third Quarter	1.92	0.88
Second Quarter	1.37	0.38
First Quarter	0.54	0.38

Holders

As of February 28, 2005, there were 235 stockholders of record. This does not reflect persons or entities who hold their stock in nominee or "street" name through various brokerage firms.

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

	Year Ended December 31,
	2004	2003	2002	2001	2000
	(In thousands, except per share data)
Consolidated Statements of Operations Data:
Net revenue	$263,678	$178,159	$164,942	$110,180	$61,218
Cost and operating expenses:
Data communications and telecommunications (excluding depreciation and amortization)	225,169	152,853	142,847	102,320	60,594
Research and development	13,803	13,387	17,781	23,939	15,168
Selling and marketing	9,205	7,513	11,279	20,323	19,352
General and administrative	12,483	7,665	24,186	25,563	18,596
Depreciation and amortization	10,345	20,065	31,871	32,364	15,718
Non-cash stock-based compensation	—	86	967	1,368	1,061
Loss on sale of messaging business	—	—	2,066	—	—
Restructuring costs	165	—	5,536	51,834	—

Total cost and operating expenses	271,170	201,569	236,533	257,711	130,489

Loss from operations	(7,492)	(23,410)	(71,591)	(147,531)	(69,271)
Interest income	218	161	1,290	9,169	19,824
Interest expense	(4,249)	(3,967)	(11,608)	(16,518)	(12,844)
Gain on bond repurchases and exchanges	—	16,615	25,790	14.549	—
Other expense, net	(234)	(337)	(382)	(587)	—
Loss on long-term non-marketable security	(5,000)	—	—	—	—
Debt refinancing charges:
Transaction costs	(2,159)	—	—	—	—
Additional interest expense, net	(481)	—	—	—	—

Loss from continuing operations	(19,397)	(10,938)	(56,501)	(140,918)	(62,291)
Income (loss) from discontinued operations	1,861	1,251	(65,222)	(49,771)	—

Net loss	$(17,536)	$(9,687)	$(121,723)	$(190,689)	$(62,291)

Basic and diluted net loss per share:
Loss from continuing operations	$(0.38)	$(0.24)	$(1.25)	$(3.30)	$(1.85)
Income (loss) from discontinued operations	0.03	0.03	(1.45)	(1.17)	—

Basic and diluted net loss per share	$(0.35)	$(0.21)	$(2.70)	$(4.47)	$(1.85)

Basic and diluted weighted average common shares outstanding	50,514	44,696	45,164	42,645	33,612

	December 31,
	2004	2003	2002	2001	2000
	(In thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents, restricted cash and short-term investments	$38,825	$17,270	$32,317	$118,690	$300,327
Working capital	30,774	3,264	21,906	155,509	258,513
Total assets	87,776	67,538	98,524	328,825	447,818
Long term debt, net of current portion	65,933	65,829	93,590	171,343	190,880
Total stockholders' (deficit) equity	(23,893)	(42,108)	(33,972)	86,717	206,896

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This annual report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. This Act provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements other than statements of historical fact made in this annual report are forward looking. In particular, the statements herein regarding industry prospects and future results of operations, financial position, and cash flows are forward-looking statements. Forward-looking statements reflect management's current expectations and are inherently uncertain. iBasis's actual results may differ significantly from management's expectations. We disclaim any duty to update any forward-looking statements, all of which should be read in conjunction with the "Risk Factors" section of this annual report.

Overview

We are a leading provider of international communications services and a provider of retail prepaid calling services. Our continuing operations consist of our Voice-Over-Internet-Protocol ("VoIP") trading business and our retail services business. In the VoIP trading business we receive voice traffic from buyers—originating carriers who are interconnected to our network via VoIP or traditional TDM connections, and we route that traffic over the Internet to sellers—local carriers in the destination countries with whom we have established termination agreements. We use proprietary, patent-pending technology to automate the selection of routes and termination partners based on a variety of performance, quality, and business metrics. We offer this international call completion service on a wholesale basis to carriers, telephony resellers and other service providers worldwide and have termination agreements with local service providers in North America, Europe, Asia, the Middle East, Latin America, Africa and Australia.

Many major telecommunications carriers have announced plans to deploy VoIP technology in their networks, to migrate their traffic to VoIP, and to introduce VoIP-based services to their retail customers. In addition, new providers of retail telephony services based on VoIP have emerged. We believe this trend may have a positive impact on our business in the future by lowering the level of capital investment required for our network and potentially positioning us to receive a larger volume of international traffic in the future. Telephone calls that enter The iBasis Network as traditional PSTN (TDM) calls must be converted into Internet protocol (IP) for transport through our VoIP infrastructure and over the public Internet. In contrast, telephone calls that enter our network already in the form of IP do not require conversion from traditional PSTN to IP through a VoIP gateway. Thus, VoIP-based traffic we receive requires a lower capital investment in our network. Major carriers have initially focused their VoIP plans on their U.S. networks, rather than their international networks. We believe that it may be more economical for these major carriers to send their VoIP-based international traffic to our network rather than making the capital investment required to deploy VoIP in their international network infrastructure. Many of the emerging providers of VoIP services do not have an international infrastructure in place and, similarly, we believe it may be more economical for these carriers to send theirVoIP-based international traffic to us.

Our retail services business was launched during the third quarter of 2003, with the introduction of our retail prepaid calling cards that are marketed through distributors primarily to ethnic communities within major metropolitan markets in the U.S.. Our entry into the retail prepaid calling card business leverages our existing international VoIP network and termination agreements with additional enhanced retail services that have the potential to deliver higher margins than typically achieved in the VoIP trading business. In addition, the retail prepaid calling card business typically has a faster cash collection cycle than the VoIP trading business. Beginning in the second quarter of 2004, we created a new reportable business segment, retail prepaid calling card services and other enhanced services ("Retail"), in addition to our international VoIP trading business ("Trading"). Since we introduced our retail prepaid calling card services, revenue from our Retail business has grown substantially. Since the second quarter of 2004, revenue from our Retail business has exceeded 10% of our total net revenue.

In September 2004, we launched a prepaid calling service, Pingo™, offered directly to consumers through an eCommerce web interface, which we have included in our Retail business segment. Revenues from our Pingo services were not material in 2004.

We have a history of operating losses and, as of December 31, 2004, our accumulated deficit was $429.7 million and our stockholders' deficit was $23.9 million and we used $7.2 million in cash from operations in 2004. These results are primarily attributable to the expenditures necessary to build our network and develop and expand our market.

Management Plans

Beginning in 2001, we have taken a series of actions to reduce operating expenses, restructure operations, reduce outstanding debt and provide additional liquidity. Such actions included:

  •
  reductions in workforce and consolidation of Internet Central Offices. As a result of our restructuring programs and our continued focus on controlling expenses, our research and development; selling and marketing and general and administrative expenses, in total, were $35.7 million in 2004, or 13.5% of revenue, $28.6 million in 2003, or 16% of revenue and $53.2 million, or 32.3% of revenue, in 2002;

  •
  sale of our previous messaging business and the assets associated with our previous Speech Solutions Business;

  •
  settlement of certain capital lease obligations;

  •
  repurchase of $40.6 million and $20.9 million of our 5 3/4% Convertible Subordinated Notes due March 2005 for $14.0 million and $5.9 million in cash in 2002 and 2001, respectively;

  •
  exchange of $50.4 million of our 5 3/4% Convertible Subordinated Notes due March 2005 for $25.2 million of 11 1/2% Senior Secured Notes due January 2005 and warrants to purchase common stock in 2003;

  •
  establishment of a new credit facility with a bank in 2002;

  •
  completion of our debt refinancing plan in June 2004, pursuant to which $37.3 million (98% of the total outstanding) of our 5 3/4% Convertible Subordinated Notes due March 2005 were tendered for the same principal amount of new 6 3/4% Convertible Subordinated Notes due June 2009 and $29.0 million of 8% Secured Convertible Notes due June 2007 were issued to finance the prepayment of all $25.2 million of our 11 1/2% Senior Secured Notes due January 2005; and

  •
  completion of a private equity placement in September 2004 that resulted in net proceeds to us of approximately $30.2 million.

We continue to expand our market share in VoIP Trading services by expanding our customer base and by introducing cost-effective solutions for our customers to interconnect with our network. During the first quarter of 2004, we introduced our DirectVoIP service which eliminates the need for certain switches for our customers to interconnect to our network, thus reducing capital equipment costs for both iBasis and our customers. More recently we expanded the DirectVoIP offering with DirectVoIP Broadband, which addresses interconnection requirements that are specific to the growing consumer VoIP market, which we believe offers significant growth potential for us.

In the Retail services business, our strategy is to continue to increase our retail traffic through the deployment of our prepaid calling services, which leverage our international VoIP network with our real time back office systems, and have the potential to deliver higher margins and improve cash flow. In addition, we continue to increase the traffic we terminate to mobile phones, which generally delivers higher average revenue per minute and margins than typical fixed-line traffic.

We believe both business segments will benefit from our recently launched PremiumCertified™ international routing product. PremiumCertified is designed to enhance our ability to compete for retail international traffic from existing customers as well as from mobile operators and emerging consumer VoIP providers. PremiumCertified features routes to more than 500 destinations that are actively monitored and managed to deliver a level of quality that is equal to or exceeds the highest industry benchmarks for retail quality.

Our plans also include:

  •
  expanding our market share for our Retail calling services;

  •
  increasing revenues generated through mobile phone terminations;

  •
  increasing our customer base by introducing cost-effective solutions to interconnect with our network;

  •
  use of our switchless architecture, which eliminates the need for costly telecommunications switches and other equipment;

  •
  continued monitoring of accounts receivable and management of credit exposure; and

  •
  control of operating expenses and capital expenditures.

We anticipate that the December 31, 2004 balance of $38.8 million in cash, cash equivalents and short-term marketable investments, together with expected cash flows from operations, will be sufficient to fund our operations for at least the next twelve months.

Critical Accounting Policies

 Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements. The preparation of these financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires us to make judgments, assumptions and estimates that affect the reported amounts of assets, liabilities, revenue and expenses and disclose contingent assets and liabilities. We base our accounting estimates on historical experience and other factors that we consider reasonable under the circumstances. However, actual results may differ from these estimates. To the extent there are material differences between our estimates and the actual results, our future financial condition and results of operations will be affected. The following is a summary of our critical accounting policies and estimates.

Revenue Recognition.    For our VoIP Trading business, our revenue transactions are derived from the resale of international minutes of calling time. We recognize revenue in the period the service is provided, net of revenue reserves for potential billing disputes. Such disputes can result from disagreements with customers regarding the duration, destination or rates charged for each call. For our retail prepaid calling card business, revenue is deferred upon activation of the cards and is recognized as the prepaid calling card balances are reduced based upon minute usage and service charges. Revenue from both the resale of minutes as well as the usage of the prepaid calling cards is recognized when all of the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the seller's price to the buyer is fixed or determinable and collectibility is reasonably assured.

Short-term marketable investments.    Our investments are classified as available-for-sale and consist of securities that are readily convertible into cash, including government securities and commercial paper, with original maturities at the date of acquisition ranging from 90 days to one year.

Allowance for Doubtful Accounts.    We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and the customer's current credit worthiness, as determined by our review of their current credit information. We continuously monitor collections and payments from our customers and maintain a provision for estimated credit losses based upon our historical experience and any specific customer collection issues that we have identified. We have been able to mitigate our credit risk by using reciprocal arrangements with customers, who are also iBasis suppliers, to offset our outstanding receivables. A majority of our accounts receivable are from international carriers. For financial information about geographic areas and significant customers, see Note 3, "Business Segment and Geographic Information" to our Consolidated Financial Statements.

Impairment of Long Lived Assets.    Our long-lived assets consist primarily of property and equipment. We have assessed the realizability of these assets and determined that there was no asset impairment as of December 31, 2004 for these assets. Any future impairment would not impact cash flow but would result in an additional charge in our statement of operations.

Long-term investment in non-marketable security.    Our long-term investment in a non-marketable security represents an equity investment in a privately-held company that was made in connection with a round of financing with other third-party investors. As our investment does not permit us to exert significant influence or control over the entity in which we have invested, the recorded amount represents our cost of the investment less any adjustments we make when we determine that an investment's carrying value is other-than-temporarily impaired.

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

Based on our evaluation for the quarter ended March 31, 2004, we determined that our investment in this privately-held company has been other than temporarily impaired and, as a result, we recorded a $5.0 million non-cash charge to continuing operations in the first quarter of 2004. Since March 31, 2004, based on our on going monitoring of this privately-held company, we believe that the current carrying value of our investment is appropriate.

Restructuring Charges.    During 2002 and 2001, we recorded significant charges to operations in connection with our restructuring programs. The related reserves reflect estimates, including those pertaining to severance costs and facility exit costs. We reassess the reserve requirements to complete each restructuring program at the end of each reporting period. Actual experience may be different from these estimates. We had no restructuring charges in 2003. In the fourth quarter of 2004, we took an additional charge of $0.2 million as a result of a change in estimates relating to our future sublease assumptions.

Results of Operations

The following table sets forth for the periods indicated the principal items included in the Consolidated Statements of Operations as percentages of net revenue.

	Year Ended December 31,
	2004	2003	2002
Net revenue	100.0%	100.0%	100.0%
Costs and operating expenses:
Data communications and telecommunications	85.4	85.8	86.6
Research and development	5.2	7.5	10.8
Selling and marketing	3.5	4.2	6.8
General and administrative	4.7	4.3	14.6
Depreciation and amortization	3.9	11.3	19.3
Non-cash stock-based compensation	—	—	0.6
Loss on sale of messaging business	—	—	1.3
Restructuring costs	0.1	—	3.4
Total costs and operating expenses	102.8	113.1	143.4
Loss from operations	(2.8)	(13.1)	(43.4)
Interest income	0.1	0.1	0.8
Interest expense	(1.6)	(2.2)	(7.1)
Gains on bond repurchases and exchanges	—	9.3	15.6
Other expenses, net	(0.1)	(0.2)	(0.2)
Loss on long-term non-marketable security	(1.9)	—	—
Debt refinancing charges	(1.0)	—	—
Loss from continuing operations	(7.3)	(6.1)	(34.3)
Loss (income) from discontinued operations	0.7	0.7	(39.5)
Net loss	(6.6)%	(5.4)%	(73.8)%

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

Net revenue.    Our primary source of revenue is the fees that we charge customers for completing voice and fax calls over our network and revenues from the sale of our prepaid calling services. Our VoIP Trading revenue is dependent on the volume of voice and fax traffic carried over the network, which is measured in minutes. We charge our customers fees, per minute of traffic, that are dependent on the length and destination of the call and recognize this revenue in the period in which the call is completed. Our average revenue per minute is based upon our total net revenue divided by the number of minutes of traffic over our network for the applicable period. Average revenue per minute is a key telecommunications industry financial measurement. We believe this measurement is useful in understanding our financial performance, as well as industry trends. Although the long distance telecommunications industry has been experiencing declining prices in recent years, due to the effects of deregulation and increased competition, our average revenue per minute can fluctuate from period to period as a result of shifts in traffic over our network to higher priced, or lower priced, destinations.

Our total net revenue increased by $85.5 million, or 48%, to $263.7 million for 2004 from $178.2 million for 2003. Traffic carried over our network increased to 4.9 billion minutes for 2004 from 3.5 billion minutes for 2003 and our average revenue per minute increased to 5.4 cents per minute in 2004 compared to 5.1 cents per minute in 2003, as our traffic, as indicated above, moved to higher priced destinations. Trading revenue increased $52.7 million, or 31%, to $225.3 million in 2004 compared to $172.6 million in 2003. Retail revenue increased $32.8 million, or nearly 7 times, to $38.4 million in 2004 compared to $5.6 million in 2003. This increase reflects the rapid growth we have achieved with our retail prepaid calling card services, which we introduced in the third quarter of 2003.

Revenue from our Pingo calling services, part of our Retail services, which we launched in September 2004, was not material in 2004.

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

Data communications and telecommunications expenses increased by $72.3 million, or 47%, to $225.2 million for 2004 from $152.9 million for 2003. Data communications and telecommunications expenses were $192.6 million and $32.6 million for our Trading and Retail business segments, respectively. The increase in data communications and telecommunications expense primarily reflects the increase in revenue and traffic, as discussed above. The largest component of this expense, termination costs, increased to $219.1 million for 2004 from $147.2 million for 2003 while circuit costs increased slightly to $6.1 million for 2004 from $5.7 million in 2003. As a percentage of net revenues, data communications and telecommunications expenses decreased to 85.4% for 2004 from 85.8% in 2003.

Research and development expenses    Research and development expenses include the expenses associated with developing, operating, supporting and expanding our international and domestic network, expenses for improving and operating our global network operations centers, salaries, and payroll taxes and benefits paid for employees directly involved in the development and operation of our global network operations centers and the rest of our network. Also included in this category are research and development expenses that consist primarily of expenses incurred in enhancing, developing, updating and supporting our network and our proprietary software applications.

Research and development expenses increased by $0.4 million to $13.8 million for 2004 from $13.4 million for 2003. The increase in research and development expenses is due to expenditures related to the support of The iBasis Network, including network hardware and software maintenance. As a percentage of net revenue, research and development expenses decreased to 5.2% for 2004 from 7.5% for 2003.

Selling and marketing expenses.    Selling and marketing expenses include expenses relating to the salaries, payroll taxes, benefits and commissions that we pay for sales personnel and the expenses associated with the development and implementation of our promotion and marketing campaigns.

Selling and marketing expenses increased by $1.7 million, to $9.2 million in 2004, from $7.5 million in 2003. The increase in expenses primarily relates to additional investments we have made in sales and marketing to support our rapidly expanding Retail business. As a percentage of net revenue, selling and marketing expenses decreased to 3.5% for 2004 from 4.2% for 2003.

General and administrative expenses.    General and administrative expenses include salary, payroll tax and benefit expenses and related costs for general corporate functions, including executive management, finance and administration, legal and regulatory, facilities, information technology and human resources.

General and administrative expenses increased by $4.8 million to $12.5 million for 2004 from $7.7 million for 2003. In 2003, general and administrative expenses were reduced by $4.3 million for the recovery of a previously reserved customer accounts receivable balance. Bad debt expense in 2004 was $0.3 million compared to $0.8 million in 2003. Professional fees increased by $0.4 million, related in part to compliance with the Sarbanes-Oxley Act. As a percentage of net revenue, general and administrative expenses were 4.7% for 2004 and 4.3% for 2003.

Restructuring costs.    In the fourth quarter of 2004, we took a charge of $0.2 million for a change in estimate relating to our sublease assumptions associated with our 2002 Restructuring charge.

Depreciation and amortization expenses.    Depreciation and amortization expenses decreased by $9.8 million to $10.3 million for 2004 from $20.1 million for 2003. This decrease was primarily due to the end of the depreciable life of certain networking equipment. As a percentage of net revenue, depreciation and amortization expenses decreased to 3.9% for 2004 from 11.3% for 2003.

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

Interest income.    Interest income was $218,000 and $161,000 for 2004 and 2003, respectively. This increase primarily reflects the income earned on the proceeds from our private equity placement in September 2004.

Interest expense.    Interest expense in 2004 is primarily composed of interest expense on the new 6 3/4% Convertible Subordinated Notes due June 2009 and the new 8% Secured Convertible Notes due June 2007, as well as capital leases. Interest expense increased by $0.2 million to $4.2 million in 2004 from $4.0 million in 2003. As a result of the completion of the refinancing of our debt in June 2004, interest expense includes interest on the new 8% Secured Convertible Notes due June 2007. Previously, all of the interest on our 11 1/2% Senior Secured Notes due January 2005 had been charged to the gain on bond exchanges in 2003, in accordance with SFAS No. 15, "Accounting by Debtors and Creditors Regarding Troubled Debt Restructuring,". As a result, prior to the third quarter of 2004, interest expense did not include interest on the 11 1/2% Senior Secured Notes due January 2005.

Gain on bond exchanges.    During 2003, we entered into agreements with principal holders of our 5 3/4% Convertible Subordinated Notes due March 2005 which resulted in the retirement of $50.4 million of such notes in exchange for new debt instruments at 50% of the face value of the retired notes. Under the terms of the agreement, the holders of the retired notes received $25.2 million of new 11 1/2% Senior Secured Notes due January 2005 and warrants for 4,915,416 shares of our common stock. Each warrant had an initial exercise price of $0.65 per share and is exercisable over a five-year term. The 11 1/2% Senior Secured Notes due January 2005, shared in a second priority lien on our assets and were subordinated to our bank revolving line of credit.

The gain we recognized in 2003 was calculated as follows:

2003
(in thousands)
Face value of surrendered 5 3/4% Convertible Subordinated Notes due March 2005	$50,350
Less: Face value of issued 11 1/2% Senior Secured Notes due January 2005	(25,175)
Future interest payments on 11 1/2% Senior Secured Notes due January 2005	(5,527)
Fair value of warrants issued	(1,375)
Reduction of deferred debt financing costs	(723)
Professional fees	(935)

Gain	$16,615

Other expenses, net.    Other expenses, net were $0.2 million and $0.3 million in 2004 and 2003, respectively, and relate mostly to state excise, use and franchise taxes.

Loss on long-term non-marketable security.    In the first quarter of 2004, we determined that our equity investment in a privately-held company had been other than temporarily impaired, and, as a result, recorded a non-cash $5.0 million charge. Our decision was based on our evaluation of the privately-held company's current cash position and recent operating results, as well as the perceived inability of that company to obtain additional financing at a level, and in a timely manner, to support its continued operations.

Refinancing transaction costs.    Transaction costs relating to the refinancing of our debt in June 2004 were $2.2 million. These costs consisted primarily of investment banking services, legal and audit fees.

Refinancing related interest expense.    We issued warrants to purchase a total of 5.2 million shares of our common stock, at $1.85 per share, to the holders of the 11 1/2% Senior Secured Notes due January 2005 as partial consideration for the prepayment of these notes in June 2004. The fair value of $2.1 million for these warrants has been charged to operations as additional interest expense. Future interest on the 11 1/2% Senior Secured Notes due January 2005 of $1.6 million, that had originally been charged to the gain on bond exchanges in 2003 and was not paid as a result of the prepayment of these notes, was recorded as a reduction to the additional interest expense associated with the refinancing. As a result, refinancing related interest expense, net was $0.5 million in 2004.

Income taxes.    We have not recorded an income tax benefit for the losses associated with our operating losses in 2004 and 2003, as we believe that it is more likely than not that these benefits will not be realized.

Income from discontinued operations.    Income from discontinued operations of $1.9 million in 2004 relates to the expiration of certain contingent obligations associated with the sale of our former Speech Solutions Business in 2002. Income from discontinued operations of $1.3 million in 2003 represents additional consideration of $1.3 million for an earn-out payment based on the achievement of certain 2003 revenue-based milestones associated with our former Speech Solutions Business.

Net loss.    Loss from continuing operations was $19.4 million in 2004 compared to a loss of $10.9 million in 2003. Excluding refinancing charges of $2.6 million and the loss on a long-term non-marketable security of $5.0 million, the loss from continuing operations in 2004 was $11.7 million. Excluding the gain on bond exchanges of $16.6 million, the loss in 2003 was $27.5 million. The reduction in the net loss in 2004 compared to 2003 of $15.8 million, excluding debt refinancing charges, loss on a long-term non-marketable security and gain on bond exchanges, relates to the proportionately lower level of costs and operating expenses on the higher level of revenues year-to-year.

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

During the third quarter of 2003, we introduced our retail prepaid calling card services and have marketed such services primarily to ethnic communities within major domestic markets through distributors. Revenue for these services were not material for 2003.

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

Depreciation and amortization expenses.    Depreciation and amortization expenses decreased by $11.8 million, or 37.0%, to $20.1 million for 2003 from $31.9 million for 2002. This decrease was largely due to the $28.5 million reduction in historical cost value of our network equipment due to our agreement to settle the majority of our capital lease obligations with our primary equipment vendor in August 2002, the write-off of property and equipment as a part of our restructuring plans that were executed in 2002 as well as the end of the depreciable life of certain networking equipment. As a percentage of net revenue, depreciation and amortization expenses decreased to 11.3% for 2003 from 19.3% for 2002.

Non-cash stock-based compensation.    Non-cash stock-based compensation represents compensation expense recorded in connection with the grant of stock options to our employees with exercise prices less than the fair value of the common stock at the respective dates of grant. Such grants were either made prior to our initial public stock offering or were assumed in connection with our acquisition of PriceInteractive, Inc. in 2001, and were expensed over the vesting periods of the options granted. The decrease in non-cash stock-based compensation to $0.1 million in 2003 from $1.0 million in 2002 was due to the expiration of certain option agreements issued in connection with acquisition of PriceInteractive, Inc. in 2001, as well as our stock option exchange program which was completed in December 2002.

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

Interest expense.    Interest expense is primarily composed of interest paid on the 5 3/4% Convertible Subordinated Notes due March 2005 and various capital lease agreements established to finance a substantial majority of the hardware and software components of our network. Interest expense decreased by $7.6 million, or 65.8%, to $4.0 million in 2003 from $11.6 million in 2002. This decrease was attributable to reduced interest paid on capital equipment financing, the impact in 2003 of both the early termination of $40.6 million of our 5 3/4% Convertible Subordinated Notes due March 2005 throughout 2002 and the early termination of $50.8 million of our capital lease obligations in August 2002. Our interest expense was also reduced as a result of the exchange of $50.4 million of our 5 3/4% Convertible Subordinated Notes due March 2005 for $25.2 million of new 11 1/2% Senior Secured Notes due January 2005 during 2003.

In accordance with SFAS No. 15, "Accounting by Debtors and Creditors Regarding Troubled Debt Restructuring," we recorded a gain on the exchange of approximately $16.6 million during 2003. SFAS No. 15 requires that the gain on the exchange be recorded net of the future interest payments on the new 11 1/2% Senior Secured Notes due January 2005, the fair value of the warrants issued, the write off of the net book value of the deferred financing costs originally capitalized with the issuance of the 5 3/4% Convertible Subordinated Notes due March 2005 and any other fees or costs. While our future cash flows relating to interest payments will not be affected by the exchange, our future statements of operations will show a reduction of interest expense due to the inclusion of the interest payments on the Senior Secured Notes within the gain.

Gain on bond repurchases and exchanges.    During 2003, we entered into agreements with principal holders of our 5 3/4% Convertible Subordinated Notes due March 2005 which resulted in the retirement of $50.4 million of such notes in exchange for new debt instruments at 50% of the face value of the retired notes. Under the terms of the agreement, the holders of the retired notes received $25.2 million of new 11 1/2% Senior Secured Notes due January 2005 and warrants for 4,915,416 shares of our common stock. Each warrant has an initial exercise price of $0.65 per share and is exercisable over a five-year term. The 11 1/2% Senior Secured Notes due January 2005, share in a second priority lien on our assets and are subordinated to our bank revolving line of credit.

The gain we recognized in 2003 was calculated as follows:

2003
(In thousands)
Face value of surrendered 5 3/4% Convertible Subordinated Notes due March 2005	$50,350
Less: Face value of issued 11 1/2% Senior Secured Notes due January 2005	(25,175)
Future interest payments on 11 1/2% Senior Secured Notes due January 2005	(5,527)
Fair value of warrants issued	(1,375)
Reduction of deferred debt financing costs	(723)
Professional fees	(935)

Gain	$16,615

During 2002, we repurchased a portion of our outstanding 5 3/4% Convertible Subordinated Notes due March 2005 and recorded gains. The gains were calculated as follows:

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

Liquidity and Capital Resources

Our principal capital and liquidity needs historically have related to the development of our network infrastructure, our sales and marketing activities, research and development expenses, and general capital needs. Our working capital needs have been met, in large part, from the net proceeds from public and private offerings of common stock and issuances of convertible debt. In addition, we have also met our capital needs through vendor capital leases and other equipment financings.

Net cash used in continuing operating activities was $7.2 million, $3.2 million (net of the collection of a previously reserved receivable balance of $4.3 million), and $43.0 million in 2004, 2003 and 2002, respectively. Cash used in operating activities of $7.2 million in 2004 related to our loss from continuing operations for the year of $19.4 million, partially offset by non-cash charges of $17.9 million. In addition, the increase in accounts receivable of $12.6 million was partially offset by an increase in accounts payable, accrued expenses and deferred revenue of $8.1 million. The increase in accounts receivable relates primarily to the growth in revenue in 2004 compared to 2003. Cash used in continuing operating activities in 2003 of $3.2 million related to our loss from continuing operations of $10.9 million and the non-cash gain on our debt exchange of $16.6 million, partially offset by non-cash charges of $17.0 million and changes in other assets and liabilities of $7.4 million. Cash used in continuing operating activities in 2002 of $43.0 million related to our loss from continuing operations of $56.5 million, the non-cash gain on our debt repurchases of $25.8 million and changes in other assets and liabilities of $11.8 million, partially offset by non-cash charges of $51.1 million. Net cash used in discontinued operating activities was $1.9 million in 2002.

Net cash used in investing activities included $3.3 million used for capital expenditures and $17.9 million, net in purchases of available-for-sale short-term marketable investments. Our investments are classified as available-for-sale and consist of securities that are readily convertible into cash, including government securities and commercial paper, with original maturities at the date of acquisition ranging from 30 days to one year. At December 31, 2004, $17.9 million of securities with maturities of less than one year were classified as short-term investments. In addition, we received proceeds from an earn-out receivable and escrow payment of $1.0 million and $1.5 million, respectively, relating to the sale of our former Speech Solutions Business. Net cash used in investing activities was $5.2 million in 2003, of which $4.5 million was used for capital expenditures and $0.7 million was a payment relating to an adjustment associated with the sale of our Speech Solutions Business. Net cash provided by investing activities was $46.6 million in 2002. This primarily reflected $34.0 million in the sale and maturity of marketable securities and $17.0 million in proceeds received from the sale of the Speech Solutions Business, partially offset by $4.6 million for capital expenditures. We expect our capital expenditures to be approximately $7 million to $8 million in 2005, some of which we may choose to fund through leasing financing.

Net cash provided by financing activities was $29.5 million in 2004. In June 2004, we completed a refinancing or our outstanding debt obligations. As part of the refinancing, we completed an exchange offer, pursuant to which $37.3 million of our outstanding 5 3/4% Convertible Subordinated Notes due March 2005, representing approximately 98% of the total amount of these notes outstanding, were tendered for the same principal amount of new 6 3/4% Convertible Subordinated Notes due June 2009. Approximately $0.9 million of the 5 3/4% Convertible Subordinated Notes due March 2005 remain outstanding after the exchange offer. We expect to redeem the remaining 5 3/4% Convertible

Subordinated Notes due March 2005 at their maturity for cash. Simultaneously with the exchange offer, we prepaid all $25.2 million of our existing 11 1/2% Senior Secured Notes due January 2005 for cash equal to the principal amount plus accrued but unpaid interest and the issuance of warrants exercisable for an aggregate of 5,176,065 shares of our common stock at $1.85 per share. We issued $29.0 million of new 8% Secured Convertible Notes due June 2007 of which $25.2 million was used to prepay the 11 1/2% Senior Secured Notes due January 2005. The new 6 3/4% Convertible Subordinated Notes due June 2009 and the new 8% Secured Convertible Notes due June 2007 are convertible by holders into shares of common stock at $1.85 per share. As a result of the refinancing, we have extended the maturity of $62.5 million in debt from the first quarter of 2005 until 2007 and 2009. This refinancing will also reduce our future annual cash interest payments by $0.2 million. During the second half of 2004, holders of $1.3 million of 6 3/4% Convertible Subordinated Notes due June 2009 voluntarily converted their notes into 0.7 million shares of common stock at the conversion price of $1.85 per share. Cash paid for transactions costs associated with the debt refinancing were $2.0 million.

In September 2004, we completed a private equity placement of 15,000,000 shares of our common stock at $2.10 per share, for total gross proceeds of $31.5 million, to a group of institutional and accredited investors. Investment banking fees and other costs of the transaction were $1.3 million, resulting in net proceeds to us from the private equity placement of $30.2 million. The net proceeds from the private equity placement will be used for working capital requirements, capital asset purchases and general corporate purposes.

We received proceeds of $1.5 million from the exercise of warrants into 2.2 million shares of common stock. We had previously issued these warrants in 2003 to the holders of the 11 1/2% Senior Secured Notes due January 2005. Proceeds from the exercise of employee stock options were $0.5 million in 2004. Payments on capital leases were $2.2 million in 2004. In addition, we paid down our bank borrowings of $2.3 million in the third quarter of 2004.

Net cash used in financing activities was $6.7 million in 2003, of which $5.8 million was used to repay our capital lease obligations and $0.9 million was paid for fees in connection the exchange of a portion of our outstanding 5 3/4% Convertible Subordinated Notes due March 2005 for 11 1/2% Senior Secured Notes due January 2005. Net cash used in financing activities was $45.2 million in 2002. This primarily reflected $14.0 million used to repurchase $40.6 million face value of the our 5 3/4% Convertible Subordinated Notes due March 2005, and $38.9 million in payments of our capital leases and other debt obligations, including the early extinguishment of $28.5 million of certain capital lease obligations. In the fourth quarter of 2002, we borrowed $2.3 million under a revised credit agreement. This credit agreement did not require cash collateral and, therefore, $8.9 million of previously restricted cash is reported as a cash inflow due to the termination of this collateral requirement.

In January 2005, we amended and extended our revolving line of credit with our bank. The new $15.0 million revolving line of credit has a two-year term, bears interest at the bank's prime rate plus 1/2% and is collateralized by substantially all of our assets. Borrowings under the line may also be used for letters of credit and foreign exchange contracts and are no longer on a borrowing formula. The new revolving line of credit requires us to comply with various non-financial and financial covenants, including minimum profitability and liquidity and requires us to maintain a minimum cash balance of $15.0 million with the bank, or be subject to certain additional fees. Our previous $15.0 million revolving line of credit, which commenced in December 2003, bore interest at the bank's prime rate plus 1%, matured on January 5, 2005 and was also collateralized by substantially all of our assets. Borrowings under this previous revolving line of credit were on a formula basis and were limited to eligible accounts receivable. We were in compliance with all of the covenants under both our old and new revolving lines of credit during 2004. At December 31, 2004, we had no borrowings under our previous revolving line of credit. We had borrowings outstanding under previous revolving lines of credit of $2.3 million and $2.3 million as of December 31, 2003 and 2002, respectively. At December 31, 2004, we had $3.0 million in letters of credit outstanding.

At a Special Meeting of Shareholders held on June 18, 2004, shareholders voted to increase the number of authorized shares of common stock, par value $0.001 per share, from 85,000,000 shares to 170,000,000 shares. As a result, on June 18, 2004, we filed an Amendment to our First Amended and Restated Certificate of Incorporation to increase the number of authorized shares of common stock, par value $0.001 per share, from 85,000,000 shares to 170,000,000 shares.

At a Special Meeting of Shareholders held on February 18, 2004, shareholders voted to give our board of directors authority to effect a reverse stock split of our common stock. The affirmative vote by shareholders permits our board of directors to choose to effect a reverse stock split of our common stock at a ratio of between one-and-a-half for one (1.5:1) and five to one (5:1). The board of directors has chosen not to affect such a split.

During 2003, we entered into agreements with principal holders of our 5 3/4% Convertible Subordinated Notes due March 2005 which resulted in the retirement of $50.4 million of such notes in exchange for new debt instruments at 50% of the face value of the retired notes. Under the terms of the agreement, the holders of the retired notes received $25.2 million of new 8% Senior Secured Notes due January 2005 and warrants to purchase 4,915,416 shares of common stock. Each warrant has an exercise price of $0.65 per share and is exercisable over a five-year term. The 8% Senior Secured Notes due January 2005 were prepaid in June 2004 as part of our debt refinancing. During 2004, holders of 2.2 million of these warrants exercised their warrants for 2.2 million shares of our common stock for $1.5 million in cash. In addition, our bank exercised a warrant we issued in connection with our bank lines for 0.3 million shares of common stock on a cashless basis.

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

We anticipate that the December 31, 2004 balance of $38.8 million in cash, cash equivalents and short-term investments, together with expected cash flow generated from operations, will be sufficient to fund our operations and debt service requirements for at least the next twelve months.

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

Contractual Obligations

The following table summarizes our future contractual obligations as of December 31, 2004:

	Payment Due Dates
	Total	Less than 1 Year	1 to 2 Years	2 to 3 Years	3 to 5 Years	After 5 Years
	(In thousands)
6 3/4% Convertible Subordinated Notes due June 2009	$35,944	$—	$—	$—	$35,944	$—
5 3/4% Convertible Subordinated Notes due March 2005	895	895	—	—	—	—
8% Secured Convertible Notes due June 2007	29,000	—	—	29,000	—	—
Capital lease obligations	1,869	880	604	385
Operating leases	12,196	3,410	2,494	2,081	4,039	172

Total	$79,904	$5,185	$3,098	$31,466	$39,983	$172

Interest on 6 3/4% Convertible Subordinated Notes due June 2009	$10,917	$2,426	$2,426	$2,426	$3,639	$—
Interest on 5 3/4% Convertible Subordinated Notes due March 2005	26	26	—	—	—	—
Interest on 8% Secured Convertible Notes due June 2007	5,800	2,320	2,320	1,160	—	—

Total	$16,743	$4,772	$4,746	$3,586	$3,639	$—

Future Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 123R, Share-Based Payment ("SFAS No. 123R"). This Statement is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, and supercedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. The Statement requires entities to recognize stock compensation expense for awards of equity instruments to employees based on the grant-date fair value of those awards (with limited exceptions). SFAS No. 123R is effective for the first interim or annual reporting period that begins after June 15, 2005. The Statement is effective for us in the third quarter of 2005.

We expect to adopt SFAS No. 123R using the Statement's modified prospective application method. Adoption of SFAS No. 123R is expected to increase our stock compensation expense significantly. We are currently in the process of evaluating the impact and implementation of SFAS No. 123R. In addition, SFAS No. 123R requires that the excess of tax benefits related to stock compensation be reported as a financing cash inflow rather than as a reduction of taxes paid in cash from operations.

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

We will need additional capital in the future to fund our operations, finance investments in equipment and corporate infrastructure, expand our network, increase the range of services we offer and respond to competitive pressures and perceived opportunities. We have had a history of negative cash flows from operations. For year ended December 31, 2004 and for the year ended December 31, 2003, our negative cash flow from continuing operations was $7.2 million and $3.2 million, respectively. Cash flow from operations and cash on hand may not be sufficient to cover our operating expenses, working capital, interest on and repayment of our debt and capital investment needs. We may not be able to obtain additional financing on terms acceptable to us, if at all. If we raise additional funds by selling equity securities, the relative equity ownership of our existing investors could be diluted or the new investors could obtain terms more favorable than previous investors. A failure to obtain additional funding could prevent us from making expenditures that are needed to allow us to grow or maintain our operations.

Our financial condition, and the restrictive covenants contained in our credit facility may limit our ability to borrow additional funds or raise additional equity as may be required to fund our future operations.

We incurred significant losses from continuing operations of $19.4 million for year ended December 31, 2004 and $10.9 million for the year ended December 31, 2003. Our accumulated deficit, and stockholders' deficit was $429.7 million and $23.9 million, respectively, as of December 31, 2004. Moreover, the terms of our new $15 million revolving credit facility and our new debt may limit our ability to, among other things:

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

We may not generate the cash flow required to pay our liabilities as they become due. As of December 31, 2004, our outstanding debt included $0.9 million of our 5 3/4% Convertible Subordinated Notes due March 2005, $35.9 million of our 6 3/4% Convertible Subordinated Notes due June 2009 and $29.0 million of our 8% Secured Convertible Notes due June 2007. The 8% Secured Convertible Notes due in June 2007 are secured by a second security interest in substantially all of our assets. We must pay interest on all of the 5 3/4% Convertible Subordinated Notes due March 2005, the 6 3/4% Convertible Subordinated Notes due June 2009 and the 8% Secured Convertible Notes due June 2007 twice a year. If our cash flow is inadequate to meet these obligations, we will default on the notes. Any default of the 5 3/4% Convertible Subordinated Notes due March 2005, the 6 3/4% Convertible Subordinated Notes due June 2009 or the 8% Secured Convertible Notes due June 2007 could allow our note holders to foreclose upon our assets or try to force us into bankruptcy.

As of December 31, 2004, we had no outstanding borrowings on our bank revolving line of credit totaling $15.0 million. In addition, we had approximately $3.0 million of outstanding letters of credit issued under this agreement. The bank holds a senior security interest in substantially all of our assets. If we fail to pay our liabilities under this credit line, the bank may enforce all available remedies and foreclose upon our assets to satisfy any amounts owed. There are certain cross-default provisions among our bank and other debt instruments whereby a default under one such instrument could result in a default under other such instruments.

We may be unable to repay or repurchase the 8% Secured Convertible Notes due June 2007 or the 6 3/4% Convertible Subordinated Notes due June 2009 upon a repurchase event and be forced into bankruptcy.

The holders of the 8% Secured Convertible Notes due June 2007 may require us to repurchase or prepay all of the outstanding 8% Secured Convertible Notes due June 2007 upon a "repurchase event", as defined in such instrument. A repurchase event under the 8% Secured Convertible Notes due June 2007 includes a change of control under certain circumstances or a termination of listing of our common stock on a U.S. national securities exchange or trading on an established over-the-counter trading market in the U.S. In addition, upon the receipt of proceeds of certain asset sales by us that generate proceeds in excess of $10,000,000 (or if an event of default exists, regardless of the amount) that is not invested or used to reduce existing indebtedness and does not result in a change of control, we are required to use the proceeds from the asset sale to prepay or repurchase the 8% Secured Convertible Notes due June 2007. We may not have sufficient cash reserves to repurchase the 8% Secured Convertible Notes due June 2007 at such time, which would cause an event of default under the 8% Secured Convertible Notes due June 2007 Indenture and under our other debt obligations.

The holders of the 6 3/4% Convertible Subordinated Notes due June 2009 may require us to repurchase all or any portion of the 6 3/4% Convertible Subordinated Notes due June 2009 upon a "repurchase event", as defined in such instrument. A repurchase event under the 6 3/4% Convertible Subordinated Notes due June 2009 includes a change in control under certain circumstances or a termination of listing of our common stock on a U.S. national securities exchange or trading on an established over-the-counter trading market in the U.S. We may not have sufficient cash reserves to repurchase the 6 3/4% Convertible Subordinated Notes due June 2009 at such time, which would cause an event of default under the 6 3/4% Convertible Subordinated Notes due June 2009 Indenture and under our other debt obligations and may force us to declare bankruptcy.

Investor interest in our common stock may be negatively affected by our continued trading on the Over-the-Counter Bulletin Board and other exchanges.

Since receiving a determination from the Nasdaq National Market on November 13, 2002, that shares of our common stock would no longer trade on the Nasdaq National Market because we failed to meet certain minimum listing requirements, our common stock began trading on the NASD-operated Over-the-Counter Bulletin Board. The Over-the-Counter Bulletin Board market is generally considered to be less efficient and not as liquid as the Nasdaq National Market (now known as the Nasdaq Stock Market). Trading in this market may decrease the market value and liquidity of our common stock, which could materially and adversely affect our ability to attract additional investment to finance our operations.

We have also learned that our common stock may be trading on the Berlin, Germany exchange, which we have not authorized. Such exchange has been rumored to allow "naked" short selling of stock, or otherwise not comply with exchange requirements that are customary in the U.S., and could thereby be detrimental to the value of the stock and our ability to attract investors.

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

  •
  our bylaws contain provisions limiting who can call special meetings of stockholders;

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

A number of countries currently prohibit or limit competition in the provision of traditional voice telephony services. In some of those countries, licensed telephony carriers as well as government regulators and law enforcement authorities have questioned our legal authority and/or the legal authority of our service partners or affiliated entities and employees to offer our services, including initiating proceedings against such entities and employees. We may face similar questions in additional countries. Our failure to qualify as a properly licensed service provider, or to comply with other foreign laws and regulations, could materially adversely affect our business, financial condition and results of operations, including subjecting us or our employees to taxes and criminal or other penalties and/or by precluding us from, or limiting us in, enforcing contracts in such jurisdictions.

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

If foreign governments or other regulatory agencies begin to impose related restrictions on VoIP or our other services or otherwise enforce criminal or other laws against us, our affiliates or employees, such actions could have a material adverse effect on our ability to attain and maintain profitability.

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

While the FCC to date has maintained an informal policy that information service providers, including VoIP providers, are not telecommunications carriers for regulatory purposes, various entities have challenged this idea, before the FCC and at various state government agencies. The FCC recently ruled against AT&T, finding that certain traffic AT&T carried in part utilizing an Internet protocol format was nonetheless regulated telecommunications for which terminating access charges were due. The FCC has also found that AT&T's prepaid calling cards, which AT&T had claimed as an enhanced, non-regulated offering, constituted traditional telecommunications for which universal service subsidies are due. In so doing, the FCC imposed such liability retroactively, and ruled that similarly situated carriers must also fulfill reporting and contribution requirements for universal service funding. The FCC is proceeding over two related Notices of Proposed Rulemaking, one on regulation of prepaid calling cards and the extent that Internet protocol capabilities insulate such offerings from traditional regulation, and a previous proceeding covering IP-enabled services more generally. Adverse rulings or rulemakings could subject us to licensing requirements and additional fees and subsidies.

The IRS and the U.S. Department of Treasury have issued a notice of proposed rulemaking suggesting that VoIP calls may be subject to a 3% federal excise tax, the imposition of which could effect our competitiveness.

We have offered our prepaid international calling card services on a wholesale basis to international carrier customers, and others, some of which provide these services to end-user customers, enabling them to call internationally over The iBasis Network from the U.S. We have also participated in the selling and marketing of such cards on a retail basis. Further, we have entered the retail market with a web-based prepaid card offering. Although the calling cards are not primarily used for domestic interstate or intrastate use, we have not blocked the ability to place such calls or required our Trading customers or distributors to show evidence of their compliance with U.S. and state regulations. Domestic calling may employ transport and switching that is not connected to the Internet and, therefore, may not enjoy the less restrictive regulation to which our Internet-based services may be subject. Because we provide services that are primarily wholesale and/or international, we do not believe that we are subject to federal or state telecommunications regulation for the possible uses of these services described here and, accordingly, we have not obtained state licenses, filed state or federal tariffs, posted bonds, contributed to the universal service fund, or undertaken other possible compliance steps. Under current standards or as-yet undetermined rules, the FCC and state regulatory authorities or our vendors may not agree with our position. If they do not, we could become subject to regulation at the federal and state level for these services, and could become subject to licensing and bonding requirements, and federal and state fees and taxes, including universal service contributions and other subsidies, and other laws, all of which could materially affect our business.

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

The Telecommunications Act of 1996 requires that payphone service providers be compensated for all completed calls originating from payphones in the United States. When calling cards are used, the FCC's prior rules required the first switch-based carrier to compensate the payphone service provider, but newly adopted rules require the last switched-based carrier to do so, and further require that all carriers in the call chain implement a call-tracking system, utilize it to identify such calls, provide an independent audit of the adequacy of such system, and provide a report on these matters to the FCC and others in the call chain. We maintain that as an international VoIP provider, we sell an information service. We therefore claim that we are not a "carrier" for regulatory purposes and, in any case, our Internet-based systems do not rely on traditional long distance switches. Nonetheless, we have indirectly paid, and intend to continue paying, payphone service providers as part of our prepaid calling card business. To date, we have reimbursed certain of our toll-free access vendors – facilities-based long distance carriers from which we have received payphone calls that could be construed to be compensable under the payphone compensation rules – who have indeed paid payphone compensation for such calls. We have contracted with a clearinghouse to remit funds directly to payphone service providers for calls originating from payphones utilizing our prepaid calling cards. For all other types of traffic related to our Trading business, we believe that we are not responsible for payphone compensation, but rather that the carrier that precedes us is. In accordance therewith, for wholesale traffic, we are seeking to apportion such responsibility by contract.

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

  •
  fraudulently sent or received traffic which is unbillable of for which we may be liable;

  •
  credit card fraud in connection with our web-based prepaid offering;

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

If the market for VoIP and new services does not develop as we expect, or develops more slowly than expected, our business, financial condition and results of operations will be materially and adversely affected.

Our customers may be reluctant to use our VoIP services for a number of reasons, including:

  •
  perceptions that the quality of voice transmitted over the Internet is low;

  •
  perceptions that VoIP is unreliable;

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

Vendors.    We rely upon third-party vendors to provide us with the equipment, software, circuits, and other facilities that we use to provide our services. For example, we purchase a substantial portion of our VoIP equipment from Cisco Systems. We may be forced to try to renegotiate terms with vendors for products or services that have become obsolete. Some vendors may be unwilling to renegotiate such contracts, which could affect our ability to continue to provide services and consequently render us unable to generate sufficient revenues to become profitable.

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

We compete in our Trading business principally on quality of service and price. In recent years, prices for long distance telephone services have declined as a result of deregulation and increased competition. We face competition from major telecommunications carriers, such as AT&T, British Telecom, Deutsche Telekom, MCI and Qwest, as well as new emerging carriers. We also compete with Internet protocol and other VoIP service providers who route traffic to destinations worldwide. Also, VoIP service providers that presently focus on retail customers may in the future enter the Trading market and compete with us. If we can not offer competitive prices and quality of service our business could be materially adversely affected.

We may not be able to succeed in the intensely competitive market for retail calling services.

The market for prepaid calling services is extremely competitive. Hundreds of providers offer calling card products and services. We have relatively recently begun offering prepaid calling card and related web-based services and have little prior experience in these businesses and no established distribution channel for these services. If we do not successfully establish a distribution channel and enter geographic markets in which our rates, fees, surcharges, country services, and our other products and service characteristics, can successfully compete, our business could be materially adversely affected.

We are subject to downward pricing pressures and a continuing need to renegotiate overseas rates, which could delay or prevent our profitability.

As a result of numerous factors, including increased competition and global deregulation of telecommunications services, prices for international long distance calls have been decreasing. This downward trend of prices to end-users has caused us to lower the prices we charge communications service providers and calling card distributors for call completion on our network. If this downward pricing pressure continues, we may not be able to offer VoIP services at costs lower than, or competitive with, the traditional voice network services with which we compete. Moreover, in order for us to lower our prices, we have to renegotiate rates with our overseas local service providers who complete calls for us. We may not be able to renegotiate these terms favorably enough, or fast enough, to allow us to continue to offer services in a particular country on a cost-effective basis. The continued downward pressure on prices and our failure to renegotiate favorable terms in a particular country could have a material adverse effect on our ability to operate our network and VoIP business profitably.

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

Because we provide many of our services internationally, we are subject to additional risks related to operating in foreign countries. In particular, in order to provide services and operate facilities in some countries, we have established subsidiaries or other legal entities or have forged relationships with service partners or entities set up by our employees. Associated risks include:

  •
  unexpected changes in tariffs, trade barriers and regulatory requirements relating to Internet access or VoIP;

  •
  economic weakness, including inflation, or political or economic instability in particular foreign economies and markets;

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

  •
  unreliable government power to protect our rights and those of our employees;

  •
  exposure to liability under the U.S. Foreign Corrupt Practices Act or similar laws in foreign countries;

  •
  other obligations or restrictions, including, but not limited to, criminal penalties against us or our employees incident to doing business or operating a subsidiary or other entity in another country;

  •
  individual criminal exposure of our employees, some of whom have been sought by law enforcmenet agencies abroad to answer for the activities of the Company;

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

Our VoIP business requires that we handle a large number of international calls simultaneously. As we expand our operations, we expect to handle significantly more calls. If we do not expand and upgrade our hardware and software quickly enough, we will not have sufficient capacity to handle the increased traffic and growth in our operating performance would suffer as a result. Even with such expansion, we may be unable to manage new deployments or utilize them in a cost-effective manner. In addition to lost growth opportunities, any such failure could adversely affect customer confidence in The iBasis Network and could result in us losing business outright

We depend on our current personnel and may have difficulty attracting and retaining the skilled employees we need to execute our business plan.

Our future success will depend, in large part, on the continued service of our key management and technical personnel. If any of these individuals or others we employ are unable or unwilling to continue in their present positions, our business, financial condition and results of operations could suffer. We do not carry key person life insurance on any personnel.

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

We believe that we do not infringe upon the proprietary rights of any third party. Nonetheless, we have received claims that our products or brands, or those of our retail prepaid calling card distributors, infringe valid patents or trademarks. Such claims, even if resolved in our favor, could be substantial, and the litigation could divert our management's efforts. It is also possible that such a claim might be asserted successfully against us in the future. Our ability to provide our services depends on our freedom to operate. That is, we must ensure that we do not infringe upon the proprietary rights of others or have licensed all such rights. A party making an infringement claim could secure a substantial monetary award or obtain injunctive relief that could effectively block our ability to provide services in the United States or abroad.

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

We may need to sell existing assets or businesses in the future to generate cash or focus our efforts in making our core business, VoIP, profitable. As with many companies in the telecommunications sector that experienced rapid growth in recent years, we may need to reach profitability in one market before entering another. In the future, we may need to sell assets to cut costs or generate liquidity.

Risks Related to the Internet and VoIP Industry

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

Network security breaches could adversely affect our operations.

We currently have practices, policies and procedures in place to ensure the integrity and security of our network. Nevertheless, from time to time we have experienced fraudulent activities whereby perpetrators have disguised themselves as our customers and transmitted traffic to us, or have disguised themselves as us and transmitted traffic to our communications service providers for termination. While we have undertaken steps to thwart such fraud, including revamping our securities procedures and capabilities and alerting other members of the industry as well as law enforcement personnel, such actions may not be sufficient and financial exposure from fraudulent activities could materially adversely affect us.

Undetected defects in our technology could adversely affect our operations.

Our technology is complex and is susceptible to errors, defects or performance problems, commonly called "bugs." Although we regularly test our software and systems extensively, we cannot ensure that our testing will detect every potential bug. Any such bug could materially adversely affect our business.

Our ability to provide our services using the Internet may be adversely affected by computer vandalism.

If the overall performance of the Internet is seriously downgraded by website attacks, failure of service attacks, or other acts of computer vandalism or virus infection, our ability to deliver our communication services over the Internet could be adversely impacted, which could cause us to have to increase the amount of traffic we have to carry over alternative networks, including the more costly public-switched telephone network. In addition, traditional business interruption insurance may not cover losses we could incur because of any such disruption of the Internet. While some insurers are beginning to offer products purporting to cover these losses, we do not have any of this insurance at this time.

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

Our investments in commercial paper and debt instruments are subject to interest rate risk, but due to the short-term nature of these investments, interest rates would not have a material impact on their value at December 31, 2004. Our primary interest rate risk is the risk on borrowings under our line of credit agreements, which are subject to interest rates based on the bank's prime rate. A change in the applicable interest rates would also affect the rate at which we could borrow funds or finance equipment purchases. All other debt, including capital lease obligations, are fixed rate debt. A 10% change in interest rates would not have a material impact on interest expense associated with our line of credit agreement. In addition, a 10% change in interest rates would not significantly impact the fair value of our 6 3/4% Convertible Subordinated Notes due June 2009 or our 8% Secured Convertible Notes due June 2007.

Although we conduct our business in various regions of the world, most of our revenues and costs are denominated in U.S. dollars with the remaining being primarily denominated in Euros or British pounds. Thus, we are exposed to foreign currency exchange rate fluctuations as the financial results and balances of our foreign subsidiaries are translated into U.S. dollars. As exchange rates vary, these results, when translated, may vary from expectations and may adversely impact our results of operations and financial condition. Accordingly, if the dollar weakens relative to foreign currencies, particularly the Euro or British Pound, our foreign currency-based denominated revenues and expenses would increase when stated in U.S. Dollars. Conversely, if the dollar strengthens, our foreign currency denominated revenues and expenses would decrease.

Item 8.    Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
iBasis, Inc.
Burlington, MA

We have audited the accompanying consolidated balance sheets of iBasis, Inc. and subsidiaries (the "Company") as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders' deficit, and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of iBasis, Inc. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, in 2002 the Company changed its method of accounting for goodwill and other intangible assets to conform to Statement of Financial Accounting Standards No. 142.

/s/ DELOITTE & TOUCHE LLP
Boston, Massachusetts
March 24, 2005

iBasis, Inc.

Consolidated Balance Sheets

	December 31,
	2004	2003
	(In thousands, except per share data)
Assets
Current assets:
Cash and cash equivalents	$20,928	$17,270
Short-term marketable investments	17,897	—
Accounts receivable, net of allowance for doubtful accounts of $3,391 and $3,128, respectively	34,133	21,767
Prepaid expenses and other current assets	2,420	5,295

Total current assets	75,378	44,332

Property and equipment, at cost:
Network equipment	74,768	67,441
Equipment under capital lease	5,632	9,558
Computer software	10,006	8,387
Leasehold improvements	6,437	6,414
Furniture and fixtures	1,075	1,062

	97,918	92,862
Less—Accumulated depreciation and amortization	(86,057)	(75,687)

	11,861	17,175

Deferred debt financing costs, net	177	326
Long-term investment in non-marketable security	—	5,000
Other assets	360	705

	$87,776	$67,538

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable	$24,340	$19,902
Accrued expenses	12,186	18,652
Deferred revenue	6,303	417
Current portion of long-term debt	1,775	2,097

Total current liabilities	44,604	41,068

Long-term debt, net of current portion	65,933	65,829
Other long-term liabilities	1,132	2,749
Commitments and contingencies	—	—
Stockholders' deficit:	—	—
Preferred stock, $0.001 par value, authorized 15,000 shares; issued and outstanding; none	—	—
Common stock, $0.001 par value, authorized—170,000 shares; issued—64,778 and 45,913 shares, respectively;	65	46
Treasury stock, 1,135 shares at cost	(341)	(341)
Additional paid-in capital	406,137	370,393
Accumulated other comprehensive loss	(12)	—
Accumulated deficit	(429,742)	(412,206)

Total stockholders' deficit	(23,893)	(42,108)

	$87,776	$67,538

The accompanying notes are an integral part of these consolidated financial statements.

iBasis, Inc.

Consolidated Statements of Operations

	Years Ended December 31,
	2004	2003	2002
	(In thousands, except per share data)
Net revenue	$263,678	$178,159	$164,942
Cost and operating expenses:
Data communications and telecommunications (excluding depreciation and amortization)	225,169	152,853	142,847
Research and development	13,803	13,387	17,781
Selling and marketing	9,205	7,513	11,279
General and administrative	12,483	7,665	24,186
Depreciation and amortization	10,345	20,065	31,871
Non-cash stock-based compensation	—	86	967
Loss on sale of messaging business	—	—	2,066
Restructuring costs	165	—	5,536

Total cost and operating expenses	271,170	201,569	236,533

Loss from operations	(7,492)	(23,410)	(71,591)
Interest income	218	161	1,290
Interest expense	(4,249)	(3,967)	(11,608)
Gain on bond repurchases and exchanges	—	16,615	25,790
Other expenses, net	(234)	(337)	(382)
Loss on long-term non-marketable security	(5,000)	—	—
Debt refinancing charges:
Transaction costs	(2,159)	—	—
Additional interest expense, net	(481)	—	—

Loss from continuing operations	(19,397)	(10,938)	(56,501)
Income (loss) from discontinued operations	1,861	1,251	(65,222)

Net loss	$(17,536)	$(9,687)	$(121,723)

Basic and diluted net loss per share:
Loss from continuing operations	$(0.38)	$(0.24)	$(1.25)
Income (loss) from discontinued operations	0.03	0.03	(1.45)

Net loss	$(0.35)	$(0.21)	$(2.70)

Basic and diluted weighted average common shares outstanding	50,514	44,696	45,164

The accompanying notes are an integral part of these consolidated financial statements.

iBasis, Inc.
Consolidated Statements of Stockholders' Equity (Deficit)

	Common Stock		Treasury Stock
								Accumulated Other Comprehensive Loss	Total Stockholders' Equity (Deficit)
	Number of Shares	$0.001 Par Value	Number of Shares	Amount	Additional Paid-In Capital	Deferred Compensation	Accumulated Deficit
	(In thousands)
Balance, January 1, 2002	45,271	$45	—	—	$369,693	$(2,225)	$(280,796)	$—	$86,717
Net loss	—	—	—	—	—	—	(121,723)	—	(121,723)
Acquisition of treasury shares from escrow settlement with PriceInteractive, Inc.	—	—	(1,135)	(341)	—	—	—	—	(341)
Exercise of common stock options	149	—	—	—	122	—	—	—	122
Sale of common stock related to employee stock purchase plan	365	1	—	—	284	—	—	—	285
Reduction in deferred compensation	—	—	—	—	(1,172)	1,172	—	—	—
Amortization of deferred compensation	—	—	—	—	—	967	—	—	967

Balance, December 31, 2002	45,785	46	(1,135)	(341)	368,927	(86)	(402,519)	—	(33,973)
Net loss	—	—	—	—	—	—	(9,687)	—	(9,687)
Exercise of common stock options.	128	—	—	—	91	—	—	—	91
Fair value of warrants issued on bond exchange	—	—	—	—	1,375	—	—	—	1,375
Amortization of deferred compensation	—	—	—	—	—	86	—	—	86

Balance, December 31, 2003	45,913	46	(1,135)	(341)	370,393	—	(412,206)	—	(42,108)
Net loss	—	—	—	—	—	—	(17,536)	—	(17,536)
Unrealized loss on available-for-sale short-term investments	—	—	—	—	—	—	—	(12)	(12)

Total comprehensive loss	—	—	—	—	—	—	—	—	(17,548)
Gross proceeds from sale of common stock in private placement	15,000	15	—	—	31,485	—	—	—	31,500
Cash transaction costs of private placement	—	—	—	—	(1,310)	—	—	—	(1,310)
Fair value of warrant issued for investment banking services	—	—	—	—	(2,808)	—	—	—	(2,808)
Issuance of warrant for investment banking services	—	—	—	—	2,808	—	—	—	2,808
Common stock issued as partial payment of investment banking fees	110	0	—	—	175	—	—	—	175
Exercise of common stock options	508	0	—	—	455	—	—	—	455
Exercise of warrants	2,522	3	—	—	1,459	—	—	—	1,462
Fair value of warrants issued in debt refinancing	—	—	—	—	2,140	—	—	—	2,140
Conversion of 6 3/4%
Convertible Subordinated Notes due June 2009 to common stock	725	1	—	—	1,340	—	—	—	1,341

Balance, December 31, 2004	64,778	$65	(1,135)	$(341)	$406,137	$—	$(429,742)	$(12)	$(23,893)

The accompanying notes are an integral part of these consolidated financial statements.

iBasis, Inc.

Consolidated Statements of Cash Flows

	Years ended December 31,
	2004	2003	2002
	(In thousands)
Cash flows from operating activities:
Loss from continuing operations	$(19,397)	$(10,938)	$(56,501)
Adjustments to reconcile loss from continuing operations to net cash used in operating activities:
Gain on bond repurchases and exchanges	—	(16,615)	(25,790)
Restructuring costs	165	—	5,536
Depreciation and amortization	10,345	20,065	31,871
Loss on sale of messaging business	—	—	2,066
Amortization of deferred debt financing costs	149	333	672
Amortization of deferred compensation	—	86	967
Loss on long-term non-marketable security	5,000	—	—
Fair value of warrant issued in debt refinancing	2,140	—	—
Bad debt expense	250	800	10,026
Recovery of previously reserved receivable balance	—	(4,269)	—
Changes in current assets and liabilities:
Accounts receivable, net	(12,616)	2,556	(6,430)
Prepaid expenses and other current assets	124	1,330	3,607
Other assets	345	535	670
Accounts payable	4,438	6,760	2,483
Deferred revenue	5,886	417	—
Accrued expenses	(2,369)	(4,718)	(14,412)
Other long-term liabilities	(1,617)	481	2,268

Net cash used in continuing operating activities	(7,157)	(3,177)	(42,967)
Net cash used in operating activities of discontinued operations	—	—	(1,874)

Net cash used in operating activities	(7,157)	(3,177)	(44,841)

Cash flows from investing activities:
Purchases of property and equipment	(3,266)	(4,452)	(4,632)
Purchases of available-for-sale short-term marketable investments	(18,534)	—	—
Maturities of available-for-sale short-term marketable investments	625	—	—
Sales of available-for-sale short-term marketable investments	—	—	25,614
Sales of available-for-sale long-term marketable investments	—	—	8,411
Proceeds from sale of messaging business	—	—	168
Proceeds from sale of Speech Solutions business	1,500	—	17,000
Proceeds from earn-out relating to sale of Speech Solutions business	1,009	—	—
Payment associated with the sale of Speech Solutions businesses	—	(736)	—

Net cash (used in) provided by investing activities	(18,666)	(5,188)	46,561

Cash flows from financing activities:
Proceeds from sale of common stock in private placement	31,500	—	—
Transaction costs of private placement	(1,310)	—	—
Proceeds from issuance of 8% Secured Convertible Notes due June 2007	29,000	—	—
Prepayment of 11 1/2% 8% Senior Secured Notes due January 2005	(25,175)	—	—
Decrease (increase) in restricted cash	—	—	8,867
Bank borrowings	4,600	9,200	2,300
Repayments of bank borrowings	(6,900)	(9,200)	(3,866)
Payments of principal on capital lease obligations	(2,167)	(5,838)	(38,918)
Repurchase of 5 3/4% Convertible Subordinated Notes due March 2005	—	—	(13,992)
Transaction costs of debt refinancing and exchange of debt	(1,984)	(935)	—
Proceeds from issuance of shares related to employee stock purchase plan	—	—	285
Proceeds from exercise of warrants	1,462	—	—
Proceeds from exercise of common stock options	455	91	122

Net cash provided by (used in) financing activities	29,481	(6,682)	(45,202)

Net increase (decrease) in cash and cash equivalents	3,658	(15,047)	(43,482)
Cash and cash equivalents, beginning of year	17,270	32,317	75,799

Cash and cash equivalents, end of year	$20,928	$17,270	$32,317

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$7,198	$5,996	$10,738

Treasury stock-settlement of escrow	$—	$—	$341

Supplemental disclosure of non-cash investing and financing activities:
Face value of 5 3/4% Convertible Subordinated Notes due March 2005 surrendered	$37,285	$—	$—

Face value of 6 3/4% Convertible Subordinated Notes due June 2009 issued	$37,285	$—	$—

Conversion of 6 3/4% Convertible Subordinated Notes to common stock	$1,341	$—	$—

Common stock issued as partial payment of investment banking fees	$175	$—	$—

Exercise of warrant issued to bank on net basis	$114	$—	$—

Fair value of warrant issued for investment banking services	$2,808	$—	$—

Exchange of 5 3/4% Convertible Subordinated Notes for 11 1/2% Senior Secured Notes:

Face value of 5 3/4% Convertible Subordinated Notes surrendered	$—	$50,350	$—

Face value of 11 1/2% Senior Secured Notes issued	$—	$25,175	$—

Future interest payments on 11 1/2% Senior Secured Notes	$—	$5,527	$—

Fair value of warrants issued	$—	$1,375	$—

Reduction in deferred financing costs	$—	$723	$—

Equipment acquired under capital lease obligations	$1,765	$—	$3,247

Equipment acquired under operating lease obligations	$577	$—	$—

Reduction in carrying value of certain property and equipment as a result of the settlement of capital lease obligations	$—	$—	$23,906

Escrow and earn-out receivable related to sale of Speech Solutions Business	$—	$1,251	$1,500

Conversion of accrued interest to capital lease obligations	$—	$—	$2,096

The accompanying notes are an integral part of these consolidated financial statements.

iBasis, Inc.

Notes to Consolidated Financial Statements

(1) Business and Management Plans

Business—We are a leading provider of international communications services and a provider of retail prepaid calling services. Our continuing operations consist of our Voice-Over-Internet-Protocol ("VoIP") trading business, in which we connect buyers and sellers of international telecommunications services, and our retail services business. In the VoIP trading business we receive voice traffic from buyers—originating carriers who are interconnected to our network via VoIP or traditional TDM connections, and we route that traffic over the Internet to sellers—local carriers in the destination countries with whom we have established termination agreements. We use proprietary, patent-pending technology to automate the selection of routes and termination partners based on a variety of performance, quality, and business metrics. We offer this international call completion service on a wholesale basis to carriers, telephony resellers and other service providers worldwide and have termination agreements with local service providers in North America, Europe, Asia, the Middle East, Latin America, Africa and Australia.

Our retail services business was launched during the third quarter of 2003, with the introduction of our retail prepaid calling cards which are marketed through distributors primarily to ethnic communities within major metropolitan markets in the U.S. Our retail prepaid calling card business leverages our existing international VoIP network and termination agreements and has the potential to deliver higher margins than those typically achieved in the VoIP trading business. In addition, the retail prepaid calling card business typically has a faster cash collection cycle than the VoIP trading business. Beginning in the second quarter of 2004, we created a new reportable business segment, retail prepaid calling card services and other enhanced services ("Retail"), in addition to our international VoIP trading business ("Trading"). Since the second quarter of 2004, revenue from our Retail business has exceeded 10% of our total net revenue.

In September 2004, we launched a prepaid calling service, Pingo™, offered directly to consumers through an eCommerce web interface, which we have included in our Retail business segment. Revenues from our Pingo services were not material in 2004.

We have a history of operating losses and, as of December 31, 2004, our accumulated deficit was $429.7 million and our stockholders' deficit was $23.9 million. We used $7.2 million and $3.2 million in cash from operations in the years ended December 31, 2004 and 2003, respectively. These results are primarily attributable to the expenditures necessary to build our network and develop and expand our market.

Management Plans—Beginning in 2001, we have taken a series of actions to reduce operating expenses, restructure operations, reduce outstanding debt and provide additional liquidity. Such actions included:

  •
  reductions in workforce and consolidation of Internet Central Offices As a result of our restructuring programs and our continued focus on controlling expenses, our research and development; selling and marketing and general and administrative expenses, in total, were $35.7 million in 2004, or 13.5% of revenue, $28.6 million in 2003, or 16.0% of revenue and $53.2 million, or 32.3% of revenue, in 2002;

  •
  sale of our previous messaging business and the assets associated with our previous Speech Solutions Business;

  •
  settlement of certain capital lease obligations;

  •
  repurchase of $40.6 million and $20.9 million of our 5 3/4% Convertible Subordinated Notes due March 2005 for $14.0 million and $5.9 million in cash in 2002 and 2001, respectively;

  •
  exchange of $50.4 million of our 5 3/4% Convertible Subordinated Notes due March 2005 for $25.2 million of 11 1/2% Senior Secured Notes due January 2005 and warrants to purchase common stock in 2003;

  •
  establishment of a new credit facility with a bank in 2002;

  •
  completion of our debt refinancing plan in June 2004, pursuant to which $37.3 million (98% of the total outstanding) of our 5 3/4% Convertible Subordinated Notes due March 2005 were tendered for the same principal amount of new 6 3/4% Convertible Subordinated Notes due June 2009 and $29.0 million of 8% Secured Convertible Notes due June 2007 were issued to finance the prepayment of all $25.2 million of our 11 1/2% Senior Secured Notes due January 2005; and

  •
  completion of a private equity placement in September 2004 that resulted in net proceeds to us of approximately $30.2 million.

We continue to expand our market share in VoIP Trading services by expanding our customer base and by introducing cost-effective solutions for our customers to interconnect with our network. During the first quarter of 2004, we introduced our DirectVoIP service which eliminates the need for certain switches for our customers to interconnect to our network, thus reducing capital equipment costs for both iBasis and our customers. More recently we expanded the DirectVoIP offering with DirectVoIP Broadband, which addresses interconnection requirements that are specific to the growing consumer VoIP market, which we believe offers significant growth potential for us.

In the Retail services business, our strategy is to continue to increase our retail traffic through the deployment of our prepaid calling services, which leverage our international VoIP network with our real time back office systems, and have the potential to deliver higher margins and improve cash flow. In addition, we continue to increase the traffic we terminate to mobile phones, which generally delivers higher average revenue per minute and margins than typical fixed-line traffic.

We believe both business segments will benefit from our recently launched PremiumCertified™ international routing product. PremiumCertified is designed to enhance our ability to compete for retail international traffic from existing customers as well as from mobile operators and emerging consumer VoIP providers. PremiumCertified features routes to more than 500 destinations that are actively monitored and managed to deliver a level of quality that is equal to or exceeds the highest industry benchmarks for retail quality.

Our plans also include:

  •
  expanding our market share for our Retail calling services;

  •
  increasing revenues generated through mobile phone terminations;

  •
  increasing our customer base by introducing cost-effective solutions to interconnect with our network;

  •
  use of our switchless architecture, which eliminates the need for costly telecommunication switches and other equipment;

  •
  continued monitoring of accounts receivable and management of credit exposure; and

  •
  control of operating expenses and capital expenditures.

We anticipate that the December 31, 2004 balance of $38.8 million in cash, cash equivalents and short-term marketable investments, together with expected cash flows from operations, will be sufficient to fund our operations and debt service requirements for at least the next twelve months.

(2) Summary of Significant Accounting Policies

Principles of Consolidation—The accompanying consolidated financial statements include the accounts of iBasis, Inc. and its subsidiaries. All intercompany balances and transactions have been eliminated on consolidation.

Basis of Presentation—During July 2002, we sold our Speech Solutions Business. Accordingly, the Consolidated Statements of Operations have been reclassified to present the results of the Speech Solutions Business separately from continuing operations as discontinued operations.

Foreign Currency Translation and Transactions—The functional currency of our subsidiaries is the local currency. For the purposes of presenting the consolidated financial statements, the functional currencies of our foreign subsidiaries have been converted into U.S. dollars for balance sheet accounts using the exchange rate in effect at the balance sheet date, and for revenue and expense accounts using an average exchange rate for the respective periods. The gains or losses resulting from such translations were not material since the majority of our business is carried out by our US operations. Transactions in foreign currency are recorded at the original rates of exchange in force at the time the transactions are effected. Monetary items denominated in a foreign currency are translated using the exchange rates prevailing at the date of the balance sheet. Exchange differences arising on settlement of transactions and translations of assets and liabilities at the balance sheet date are recognized in operations. Translation adjustments, while are normally a component of accumulated other comprehensive income, were not material in 2004, 2003 and 2002 and were charged or credited to results of operations.

Revenue Recognition—For our Trading services, our revenue transactions are derived from the resale of international minutes of calling time. We recognize revenue in the period the service is provided, net of revenue reserves for potential billing credits. Such disputes can result from disagreements with customers regarding the duration, destination or rates charged for each call. For our Retail services, revenue is deferred upon activation of the cards, or purchase of the calling service, and is recognized as the prepaid calling card balances, or purchased calling services, are reduced based upon minute usage and service charges. Revenue for both our Trading and Retail services is recognized when all of the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the seller's price to the buyer is fixed or determinable and collectibility is reasonably assured.

Net Loss Per Share—Basic and diluted net loss per common share are determined by dividing net loss by the weighted average common shares outstanding during the period. Basic net loss per share and diluted net loss per share are the same, as outstanding common stock options, common shares to be issued upon conversion of the 5 3/4% Convertible Subordinated Notes due March 2005, 6 3/4% Convertible Subordinated Notes due June 2009, 8% Secured Convertible Notes due June 2007 and warrants to purchase common shares are anti-dilutive since we have recorded a net loss for all periods presented.

The following have been excluded from the computation of diluted weighted average common shares for the periods presented:

	Years Ended December 31,
	2004	2003	2002
	(In thousands)
Options to purchase common shares	6,569	6,332	2,257
Common shares to be issued upon conversion of the 5 3/4% Convertible Subordinated Notes	10	443	1,028
Common shares to be issued upon conversion of the 6 3/4% Convertible Subordinated Notes	19,429	—	—
Common shares to be issued upon conversion of the 8% Secured Convertible Notes	15,676	—	—
Warrants to purchase common shares, issued in connection with the prepayment of the 11 1/2% Senior Secured Notes	5,176	—	—
Warrants to purchase common shares, issued in connection with the issuance of the 11 1/2% Senior Secured Notes	2,666	4,915	—
Warrants to purchase common shares issued for investment banking services in connection with the private equity placement	1,733	—	—
Warrants to purchase common shares issued in connection with bank credit lines	—	338	—

Total common shares excluded	51,259	12,028	3,285

The following table reconciles the weighted average common shares outstanding to the shares used in the computation of basic and diluted weighted average common shares outstanding:

	Years Ended December 31,
	2004	2003	2002
	(In thousands)
Weighted average common shares outstanding	50,514	44,696	45,388
Less: Weighted average unvested restricted common shares outstanding	—	—	(224)

Basic and diluted weighted average common shares outstanding	50,514	44,696	45,164

Other Comprehensive Income (Loss)—We report comprehensive income (loss) in accordance with Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). For 2004, the unrealized loss on our short-term marketable investments, which is recorded as a component of stockholders' equity, was the only difference between reported net loss and total comprehensive loss.

Cash and Cash Equivalents—We consider highly liquid investments purchased with an original maturity of 90 days or less at the time of purchase to be cash equivalents. Cash equivalents include money market accounts and commercial paper that are readily convertible into cash.

Short-term marketable investments—Our investments at December 31, 2004, are classified as available-for-sale and carried at fair value. These investments consist of securities that are readily convertible into cash, including government securities and commercial paper, with original maturities at the date of acquisition ranging from 90 days to one year. At December 31, 2004, $17.9 million of securities with maturities of less than one year were classified as short-term marketable investments. At December 31, 2004, the fair value of our government securities and commercial paper included in short-term marketable investments was $7.7 million and $10.2 million, respectively.

The unrealized loss of $12,000 on our short-term marketable investments in government securities and commercial paper was caused by interest rate increases. Because we have the ability and intent to hold these investments until a recovery of fair value, which may be maturity, we do not consider these investments to be other-than-temporarily impaired at December 31, 2004 due to the short-term duration and insignificant severity of the impairment.

Short-term marketable investments at December 31, 2004 were as follows:

Description of Security	Fair Value	Unrealized Loss
	(In thousands)
Government securities	$7,728	$(7)
Commercial paper	10,169	(5)

Total	$17,897	$(12)

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

For assets that have been placed in service, we provide for depreciation and amortization using the straight-line method over the useful life of the asset, as follows:

Asset Classification	Estimated Useful Life
Network equipment	3 years
Equipment under capital lease	Life of lease
Computer software	3 years
Leasehold improvements	Lesser of Useful Life or Lease Term
Furniture and fixtures	5 years

We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Total depreciation and amortization expense included in the consolidated statements of operations was approximately $10.3 million, $20.1 million, and $31.9 million for the years ended December 31, 2004, 2003 and 2002, respectively.

Deferred Debt Financing Costs—Underwriter discounts and other costs incurred in connection with the issuance of debt are being amortized to interest expense using the straight-line method which is not materially different than the effective interest rate method over the term of the related debt. As a result of our debt refinancing in June 2004, unamortized deferred debt financing costs associated with the 5 3/4% Convertible Subordinated Notes due March 2005 which were exchanged for new 6 3/4% Convertible Subordinated Notes due June 2009, are being amortized to June 2009, the term of the new 6 3/4% Convertible Subordinated Notes due June 2009. The original deferred debt financing costs were $1.3 million and, as of December 31, 2004 and 2003, accumulated amortization was $1.1 million and $1.0 million, respectively.

Investment in Long-Term Non-marketable Security—Our long-term investment in a non-marketable security represents an equity investment in a privately-held company that was made in 2000 in connection with a round of financing with other third-party investors. As our investment does not permit us to exert significant influence or control over the entity in which we have invested, the recorded amount represents our cost of the investment less any adjustments we make when we determine that an investment's carrying value is other than temporarily impaired.

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

Other Assets—Other assets at December 31, 2004 and 2003 consist primarily of deposits for call termination services and leased facilities.

Goodwill and Other Intangible Assets—Effective January 1, 2002, we adopted the provisions of Statement on Financial Accounting Standards No.142, "Goodwill and Other Intangible Assets" ("SFAS 142"). Under the provisions of SFAS 142, if an intangible asset is determined to have an indefinite useful life, it shall not be amortized until its useful life is determined to be no longer indefinite. An intangible asset that is not subject to amortization shall be tested for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. Goodwill is not amortized but is tested for impairment, for each reporting unit, on an annual basis and between annual tests in certain circumstances. As a result of the adoption of SFAS No. 142 we discontinued amortizing goodwill related to the 2001 acquisition of PriceInteractive Inc. and did not record any related amortization expense after January 1, 2002. Upon adoption of SFAS 142, we performed an impairment review and concluded that there were no necessary adjustments. We do not have any indefinite life intangible assets at December 31, 2004.

Research and Development Expenses—We charge research and development expenses to operations as incurred.

Concentration of Credit Risk/Significant Customers—Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash investments, short-term marketable investments and accounts receivable. We place our cash investments with a high quality financial institution and limits the amount of credit exposure. We have established certain credit requirements that our customers must meet before sales credit is extended. We monitor the financial condition of our customers to help ensure collections and to minimize losses.

We had one customer, each year, account for 11%, 11%, and 12% of net revenue for the years ended December 31, 2004, 2003, and 2002, respectively. We did not have a customer that accounted for 10% or more of accounts receivable at December 31, 2004 and 2003.

Fair Value of Financial Instruments—Financial instruments consist principally of cash and cash equivalents, short-term marketable investments, accounts receivable, long-term investments in marketable securities, long-term debt and accounts payable. The estimated fair value of these instruments, except for the 6 3/4% Convertible Subordinated Notes due June 2009 and the 8% Secured Convertible Notes due June 2007, approximates their carrying value. The fair value of the 6 3/4% Convertible Subordinated Notes due June 2009 at December 31, 2004 was approximately $46.7 million and the fair value of the 8% Secured Convertible Notes due June 2007 was approximately $37.7 million.

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

At December 31, 2004, we had two stock-based employee compensation plans, which are described more fully in Note 11. The following table illustrates the effect on net loss and net loss per share if we had applied the fair value recognition provisions of SFAS No. 123.

	December 31,
	2004	2003	2002
	(In thousands)
Net loss:
As reported	$(17,536)	$(9,687)	$(121,723)
Deduct: Stock-based employee compensation expense included in reported net loss	—	86	967
Add: Total stock-based employee compensation expense determined under fair value based method for all awards	(2,737)	(2,200)	(7,554)

Pro forma	$(20,273)	$(11,801)	$(128,310)

Basic and diluted net loss per share:
As reported	$(0.35)	$(0.21)	$(2.70)
Pro forma	$(0.40)	$(0.26)	$(2.84)

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

	December 31,
	2004	2003	2002
Risk-free interest rate	3.35%	3.25%	3.00%
Dividend yield	0.0%	0.0%	0.0%
Expected life	5 years	5 years	5 years
Expected volatility	136%	143%	146%
Weighted average remaining contractual life	8.17 years	8.84 years	8.00 years
Weighted average fair value of options granted	$1.77	$0.88	$0.61

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

Future Accounting Pronouncements

 In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 123R, Share-Based Payment ("SFAS No. 123R"). This Statement is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, and supercedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. The Statement requires entities to recognize stock compensation expense for awards of equity instruments to employees based on the grant-date fair value of those awards (with limited exceptions). SFAS No. 123R is effective for the first interim or annual reporting period that begins after June 15, 2005. The Statement is effective for us in the third quarter of 2005.

We expect to adopt SFAS No. 123R using the Statement's modified prospective application method. Adoption of SFAS No. 123R is expected to increase our stock compensation expense significantly. We are currently in the process of evaluating the impact and implementation of SFAS No. 123R. In addition, SFAS No. 123R requires that the excess of tax benefits related to stock compensation be reported as a financing cash inflow rather than as a reduction of taxes paid in cash from operations.

(3) Business Segment and Geographic Information

 SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," establishes standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to stockholders. It also establishes standards for related disclosures about products and services, and geographic areas. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. Our chief operating decision-making group is composed of the chief executive officer, members of senior management and the Board of Directors. We have viewed our operations and we manage our business principally as two business segments, Trading and Retail.

Business Segment Information—Beginning in the second quarter of 2004, our recently created operating segment, retail prepaid calling card services and other enhanced services ("Retail") became a reportable business segment, in addition to our international wholesale VoIP services ("Trading"). Since we introduced our retail prepaid calling card services, revenue from our Retail services has grown substantially. Since the second quarter of 2004, revenue from our Retail business has exceeded 10% of total revenue.

Our Trading business consists of international long distance services we provide using VoIP. We offer these services on a wholesale basis through our worldwide network to carriers, telephony resellers and others around the world by operating through various service agreements with local service providers in United States, Europe, Asia, the Middle East, Latin America, Africa and Australia.

(3) Business Segment and Geographic Information (Continued)

 Our Retail business consists of our retail prepaid calling cards, Pingo, a prepaid calling service sold to consumers through an eCommerce interface, and other enhanced services. To date, we have marketed our retail prepaid calling card services primarily to ethnic communities within major domestic markets through distributors. Revenue from our retail prepaid calling card services were 87% of our total Retail revenue in 2004. We expect that revenue from our retail prepaid calling card services will continue to be an increasingly large percentage of our total Retail revenue in the future. Launched in the third quarter of 2004, Pingo revenues were not material in 2004. Our other enhanced services primarily consist of revenue derived from the outsourcing of our retail prepaid calling card platform.

Our executive management team uses net revenue and gross margin, which is net revenue less data communications and telecommunications costs, as the basis for measuring profit or loss and making decisions on our Trading and Retail businesses. We do not allocate our research and development expenses, selling and marketing expenses, general and administrative expenses and depreciation and amortization between Trading and Retail.

Operating results, excluding interest income and expense, other income and expense, and refinancing related charges, for our two business segments are as follows:

	Year ended December 31, 2004
	Trading	Retail	Total
	(In thousands)
Net revenue	$225,324	$38,354	$263,678
Data communications and telecommunication costs (excluding depreciation and amortization)	192,541	32,628	225,169

Gross margin	$32,783	$5,726	38,509

Research and development expenses			13,803
Selling and marketing expenses			9,205
General and administrative expenses and restructuring costs			12,648
Depreciation and amortization			10,345

Loss from operations			$(7,492)

	Year ended December 31, 2003
	Trading	Retail	Total
	(In thousands)
Net revenue	$172,552	$5,607	$178,159
Data communications and telecommunication costs (excluding depreciation and amortization)	148,895	3,958	152,853

Gross margin	$23,657	$1,649	25,306

Research and development expenses			13,387
Selling and marketing expenses			7,513
General and administrative expenses			7,665
Depreciation and amortization			20,065
Non-cash stock-based compensation			86

Loss from operations			$(23,410)

	Year ended December 31, 2004
	Trading	Retail	Total
	(In thousands)
Segment assets	$28,541	$5,592	$34,133

Non-segment assets			53,643

Total assets			$87,776

Geographic Information—The following table represents percentage revenue derived from individual countries:

	Year Ended December 31,
	2004	2003	2002
United States	58%	57%	55%
United Kingdom	29	16	11
China	11	3	10
Other	2	24	24

	100%	100%	100%

We had one customer, each year, account for 11%, 11%, and 12% of net revenue for the years ended December 31, 2004, 2003, and 2002, respectively. We did not have a customer that accounted for 10% or more of accounts receivable at December 31, 2004 and 2003.

The net book value of long-lived tangible assets by geographic area was as follows:

Geographic Location	2004	2003
	(In thousands)
North America	$11,753	$16,930
Europe	67	141
Asia	41	104

	$11,861	$17,175

(4) Discontinued Operations

Loss from discontinued operations.    On July 15, 2002 we completed the sale of substantially all the assets of our Speech Solutions Business for $18.5 million in cash ($1.5 million of this amount was held in escrow until March 2004). The loss from discontinued operations has been recorded under the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long Lived Assets." In the fourth quarter of 2003, we recognized additional consideration of $1.3 million for an earn-out payment based on the achievement of certain 2003 revenue-based milestones associated with this business. The cash payment associated with the earn-out was $1.1 million and was received in February 2004. In addition, in March 2004, we received the balance of $1.5 million that had been held in escrow from the sale of this business since July 2002. There are no further payments to be made to us relating to the sale of our former Speech Solutions Business. In the third quarter of 2004, we recognized income from discontinued operations of $1.9 million resulting from the expiration of certain contingent obligations.

Summary operating results of the discontinued operation for 2004, 2003 and 2002 were as follows:

	Years Ended December 31,
	2004	2003	2002
	(In thousands)
Revenue	$—	$—	$12,306
Operating loss	—	—	(5,906)
Pre-tax income (loss) from discontinued operations	1,861	1,251	(65,222)

The operating loss for 2002 includes depreciation of $2.6 million and amortization of intangibles of $3.3 million.

(5) Accrued Expenses

 Accrued expenses at December 31, consist of the following:

	2004	2003
	(In thousands)
Termination fees and circuit costs	$8,926	$10,155
Restructuring and other non-recurring costs	559	786
Interest	226	3,680
Acquisition related costs	—	2,103
Professional services	372	376
Payroll and related costs	462	112
Equipment purchases	—	564
Customer deposits	250	259
Accrued other	1,391	617

Total accrued expenses	$12,186	$18,652

(6) Restructuring Costs

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

At December 31, 2004, accrued restructuring costs of $1.7 million consisted of costs accrued for leased facility obligations, net of certain future sublease assumptions. In the fourth quarter of 2004, we took an additional charge of $0.2 million as a result of a change in estimates relating to our future sublease assumptions. In the second quarter of 2004, we subleased a major portion of one of our vacant facilities through the end of our lease term, April 2005. At December 31, 2004 and 2003, the current portion of accrued restructuring costs were $0.6 million and $0.8 million and the long-term portion of accrued restructuring costs were $1.1 million and $1.4 million, respectively. A summary of accrued restructuring costs for the 2001 and 2002 Restructuring charges are as follows:

2001 Restructuring Charge:	Property and Equipment	Termination of Contractual Obligations	Employee Severance Costs	Total
	(In thousands)
Original charge	$42,629	$7,442	$1,763	$51,834
Less: write-off of property and equipment	42,258	—	—	42,258
Less: cash payments	—	4,232	1,460	5,692

Balance, December 31, 2001	371	3,210	303	3,884
Less: cash payments	—	2,640	303	2,943
Less: adjustments	371	64	—	435

Balance, December 31, 2002	—	506	—	506
Less: cash payments	—	325	—	325

Balance, December 31, 2003	—	181	—	181
Less: cash payments	—	181	—	181

Balance, December 31, 2004	$—	$—	$—	$—

2002 Restructuring Charge:	Property and Equipment	Termination of Contractual Obligations	Employee Severance Costs	Total
	(In thousands)
Original charge	$2,427	$2,794	$750	$5,971
Less: write-off of property and equipment	2,427	—	—	2,427
Less: cash payments	—	131	725	856

Balance, December 31, 2002	—	2,663	25	2,688
Less: cash payments	—	612	—	612

Balance, December 31, 2003	—	2,051	25	2,076
Change in estimates	—	165	—	165
Less: cash payments, net of sublease income	—	525	25	550

Balance, December 31, 2004	$—	$1,691	$—	$1,691

(7) Income Taxes

 No provision for federal or state income taxes has been recorded, as we have incurred net operating losses for all periods presented and it is more likely than not that the tax benefit of such losses will not be realized. As of December 31, 2004, we had net operating loss carryforwards of approximately $315 million available to reduce future federal and state income taxes, if any. If not utilized, these carryforwards expire at various dates through 2024. If substantial changes in our ownership should occur, as defined by Section 382 of the Internal Revenue Code (the "Code"), there could be annual limitations on the amount of carryforwards which can be realized in future periods. The Company has completed several financings since its inception and a ownership change, as defined under the Code, may have occurred.

The approximate income tax effects of temporary differences and carryforwards are as follows:

	December 31,
	2004	2003
	(in thousands)
Net operating loss carryforwards	$97,616	$91,868
Accruals	956	1,308
Depreciation	8,280	8,054
Accounts receivable	1,120	1,240
Other	1,700	1,704

Total deferred tax assets	109,672	104,174
Valuation allowance	(109,672)	(104,174)

	$—	$—

We have recorded a 100% valuation allowance against the net deferred tax asset as of December 31, 2004 and 2003, as we have determined that it is more likely than not that such assets will not be realized. The increase in the valuation allowance during the year primarily relates to the tax benefit associated with the increase in the net operating loss carryforward.

The major components of our income tax expense (benefit) for the years ended December 31 are:

	2004	2003	2002
	(in thousands)
Net operating loss carryforwards	$(14,028)	$(11,667)	$27,056
Deferred tax items	(189)	(20,888)	(6,199)
Valuation Allowance	14,217	32,555	(20,857)

	$—	$—	$—

(8) Long-Term Debt

 Long-term debt consists of the following as of December 31:

	2004	2003
	(In thousands)
6 3/4% Convertible Subordinated Notes due June 2009	$35,944	$—
8% Secured Convertible Notes due June 2007	29,000	—
5 3/4% Convertible Subordinated Notes due March 2005	895	$38,180
11 1/2% Senior Secured Notes due January 2005	—	25,175
Revolving line of credit	—	2,300
Capital lease obligations	1,869	2,271

	67,708	67,926
Less: Current portion	1,775	2,097

	$65,933	$65,829

In June 2004, we completed a refinancing of our outstanding debt obligations. As part of the refinancing, we completed an exchange offer, pursuant to which $37.3 million of our 5 3/4% Convertible Subordinated Notes due March 2005, representing approximately 98% of the total amount outstanding, were tendered for the same principal amount of new 6 3/4% Convertible Subordinated Notes due June 2009. Approximately $0.9 million of the 5 3/4% Convertible Subordinated Notes due March 2005 remain outstanding after the exchange offer. Simultaneously with the exchange offer, we prepaid all $25.2 million of our 11 1/2% Senior Secured Notes due January 2005 for cash equal to the principal amount plus accrued but unpaid interest and the issuance of warrants exercisable for an aggregate of 5,176,065 shares of our common stock at $1.85 per share, which had a fair value of $2.1 million. We issued $29.0 million of new 8% Secured Convertible Notes due June 2007, of which $25.2 million was used to prepay the 11 1/2% Senior Secured Notes due January 2005. The 8% Secured Convertible Notes due June 2007 are convertible into shares of common stock at $1.85 per share. During the second half of 2004, holders of $1.3 million of 6 3/4% Convertible Subordinated Notes due June 2009 voluntarily converted their notes into 0.7 million shares of common stock at the conversion price of $1.85 per share. Both notes are convertible to common stock at the conversion price at the option of the holder.

In January 2005, we amended and extended our revolving line of credit with our bank. The new $15.0 million revolving line of credit has a two-year term, bears interest at the bank's prime rate plus 1/2% and is collateralized by substantially all of our assets. Borrowings under the line may also be used for letters of credit and foreign exchange contracts and are no longer on a borrowing formula. The new revolving line of credit requires us to comply with various non-financial and financial covenants, including minimum profitability and liquidity and requires us to maintain a minimum cash balance of $15.0 million with the bank, or be subject to certain additional fees. Our previous $15.0 million revolving line of credit, which commenced in December 2003, bore interest at the bank's prime rate plus 1%, matured on January 5, 2005 and was also collateralized by substantially all of our assets. Borrowings under this previous revolving line of credit were on a formula basis and were limited to eligible accounts receivable. At December 31, 2004, we had no borrowings under our previous revolving line of credit. We had borrowings outstanding under previous revolving lines of credit of $2.3 million and $2.3 million as of December 31, 2003 and 2002, respectively. These borrowings were at prime rate plus 1%. At December 31, 2004, we had $3.0 million in letters of credit outstanding. During 2004, we entered into capital lease agreements to finance $1.8 million in equipment purchases for The iBasis Network. The capital lease agreements have a term of three years.

(8) Long-Term Debt (Continued)

Gains on Exchanges and Repurchases of 5 3/4% Convertible Subordinated Notes—During 2003, we entered into agreements with principal holders of our 5 3/4% Convertible Subordinated Notes which resulted in the retirement of $50.4 million of such notes in exchange for new debt instruments at 50% of the face value of the retired Notes. Under the terms of the agreement, the holders of the retired Notes received $25.2 million of new, 11 1/2% Senior Secured Notes and warrants to purchase 4,915,416 shares of our Common Stock. Each warrant has an initial exercise price of $0.65 per share and is exercisable over a five-year term. The 11 1/2% Senior Secured Notes were scheduled to mature on January 15, 2005 and share in a second priority lien on our assets and are subordinated to our revolving line of credit with our bank.

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

During 2002, we repurchased (as opposed to "redeemed") a portion of our outstanding 5 3/4% Convertible Subordinated Notes and recorded gains. The gains were calculated as follows:

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

Repayments of debt—Scheduled maturities of long-term debt as of December 31, 2004 are as follows:

Year	5 3/4% Convertible Subordinated Notes	8% Secured Convertible Notes	6 3/4% Convertible Subordinated Notes	Capital Leases	Total
	(In thousands)
2005	$895	$—	$—	$944	$1,839
2006	—	—	—	656	656
2007	—	29,000	—	450	29,450
2008	—	—	—	—	—
2009	—	—	35,944	—	35,944
Thereafter	—	—	—	—	—

Total future minimum payments	895	29,000	35,944	2,050	67,889
Less: Amounts representing interest	—	—	—	181	181

Present value of minimum repayments	895	29,000	35,944	1,869	67,708
Less: Current portion of long-term debt	895	—	—	880	1,775

Long-term debt, net of current portion	$—	$29,000	$35,944	$989	$65,933

(9) Other Long-Term Liabilites

 Other long-term liabilities at December 31, consist of the following:

	2004	2003
	(In thousands)
Accrued interest on 11 1/2% Senior Secured Notes	$—	$1,303
Restructuring charges	1,132	1,446

Total	$1,132	$2,749

(10) Commitments and Contingencies

Operating Leases    We lease our administrative and operating facilities and certain equipment under non-cancelable operating leases, which expire at various dates through 2011. The future approximate minimum lease payments under such operating leases consist of the following:

Year	(in thousands)
2005	$3,410
2006	2,494
2007	2,081
2008	1,838
2009	1,514
Thereafter	859

Total future minimum lease payments	$12,196

Total rent expense included in the consolidated statements of operations was approximately $3,818,000, $3,669,000, and $3,918,000 for the years ended December 31, 2004, 2003, and 2002, respectively.

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

On June 11, 2004, we and the individual defendants, as well as many other issuers named as defendants in the class action proceeding, entered into an agreement-in-principle to settle this matter, and on June 14, 2004, this settlement was presented to the court. The court has preliminarily approved the settlement. Once the notice has been mailed, there will be an objection period, followed by a hearing for final approval of the settlement. Although we believe that we and the individual defendants have meritorious defenses to the claims made in the complaints, in deciding to pursue settlement, we considered, among other factors, the substantial costs and the diversion of our management's attention and resources that would be required by litigation. Pursuant to the terms of the proposed settlement, in exchange for a termination and release of all claims against us and the individual defendants and certain protections against third-party claims, we will assign to the plaintiffs certain claims we may have as an issuer against the underwriters, and our insurance carriers, along with the insurance carriers of the other issuers, will ensure a floor of $1 billion for any underwriter-plaintiff settlement. Although the financial effect of the settlement on us will not be material, our insurance carriers' exposure in this connection will range from zero to a few hundred thousand dollars, and will be reduced proportionately by any amounts recovered by plaintiffs directly from the underwriters.

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

We are also party to suits for collection, related commercial disputes, claims from carriers and foreign service partners over reconciliation of payments for circuits, Internet bandwidth and/or access to the public switched telephone network, and claims from estates of bankrupt companies alleging that we received preferential payments from such companies prior to their bankruptcy filings. Our employees have also been named in proceedings arising out of business activities in foreign countries. We intend to prosecute vigorously claims that we have brought and employ all available defenses in contesting claims against us, or our employees. Nevertheless, in deciding whether to pursue settlement, we will consider, among other factors, the substantial costs and the diversion of management's attention and resources that would be required in litigation. In light of such costs, we have settled various and in some cases similar matters on what we believe have been favorable terms which did not have a material impact our financial position, results of operations, or cash flows. The results or failure of any suit may have a material adverse affect on our business.

(11) Stockholders' Equity (Deficit)

(a) Authorized Capital Stock    We have authorized for issuance 170,000,000 shares of common stock, $0.001 par value per share ("Common Stock") and 15,000,000 shares of preferred stock, $0.001 par value per share ("Preferred Stock").

At a Special Meeting of Shareholders held on June 18, 2004, shareholders voted to increase the number of authorized shares of common stock, par value $0.001 per share, from 85,000,000 shares to 170,000,000 shares. As a result, on June 18, 2004, we filed an Amendment to our First Amended and Restated Certificate of Incorporation to increase the number of authorized shares of common stock, par value $0.001 per share, from 85,000,000 shares to 170,000,000 shares.

(b) Reverse Stock Split    At a Special Meeting of Shareholders held on February 18, 2004, shareholders voted to give the iBasis board of directors authority to effect a reverse split of our common stock. The affirmative vote by shareholders permits our board of directors to choose to effect a reverse stock split of our common stock at a ratio of between one-and-a-half for one (1.5:1) and five for one (5:1). The board of directors has chosen not to affect such a split.

(11) Stockholders' Equity (Deficit) (Continued)

(c) Treasury Stock    During 2002, we negotiated a settlement of the 2,070,225 shares of our Common Stock that we placed into escrow in connection the the acquisition of PriceInteractive, Inc. in 2001. As a part of this settlement, 1,135,113 shares were returned to us and have been accounted for on the accompanying balance sheet as treasury stock, stated at the fair value of the shares on the date of the settlement.

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

The following table summarizes the option activity for the years ended December 31, 2004, 2003 and 2002:

	Number of Shares	Exercise Price Per Share	Weighted Average Exercise Price
	(In thousands)
Outstanding, January 1, 2002	7,768	$0.43–$74.63	$5.04
Granted	312	0.25–0.97	0.61
Exercised	(149)	0.50–2.13	0.82
Forfeited	(5,674)	0.37–74.63	6.06

Outstanding, December 31, 2002	2,257	0.25–28.75	2.02
Granted	4,710	0.38–1.54	1.02
Exercised	(128)	0.86–1.57	1.39
Forfeited	(507)	0.25–14.81	1.86

Outstanding, December 31, 2003	6,332	0.25–28.75	1.35
Granted	1,327	1.17–2.42	1.87
Exercised	(508)	0.25–2.16	0.90
Forfeited	(582)	0.25–14.81	1.23

Outstanding, December 31, 2004	6,569	$0.25–$28.75	$1.51

Exercisable, December 31, 2004	3,269	$0.25–$28.75	$1.73

Exercisable, December 31, 2003	2,216	$0.25–$28.75	$1.90

Exercisable, December 31, 2002	1,160	$0.43–$28.75	$2.29

The following table summarizes information relating to currently outstanding and exercisable stock options as of December 31, 2004:

		Outstanding		Exercisable
Range of Exercise Prices	Outstanding Options	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Options Outstanding	Weighted Average Exercise Price
	(In thousands)			(in thousands)
$0.25–$0.69	228	7.07	$0.55	156	$0.57
0.72	791	6.87	0.72	750	0.72
0.88–1.10	2,465	8.28	0.91	845	0.94
1.17–1.88	2,367	8.94	1.49	1,054	1.29
2.12–3.10	366	8.74	2.38	118	2.80
3.71–5.00	250	5.23	4.49	244	4.51
11.00–13.50	53	5.38	13.41	53	13.41
$14.81–$28.75	49	5.44	15.27	49	15.27

	6,569	8.17	$1.51	3,269	$1.73

At December 31, 2004, options to purchase 338,983 shares of common stock were available for future grants under the Plan.

We apply the accounting provisions prescribed in APB No. 25 and related Interpretations. In 1999 we issued stock options with an exercise price less than the fair market value of the Common Stock as determined for accounting purposes. Deferred compensation related to these stock options of approximately $2.4 million was recorded and was amortized over four years, the vesting period of those options. In connection with the 2001 acquisition of PriceInteractive, Inc., we assumed vested options with exercise prices that were less than the fair market value of our Common Stock as determined for accounting purposes. As such, we recorded approximately $1.8 million of deferred compensation which was amortized over the remaining life of those options of up to four years. Deferred compensation was reduced in 2002 due to the settlement with the former shareholders of PriceInteractive and the forfeit of options by Company employees. As of December 31, 2003, all deferred compensation had been amortized.

Total compensation cost recognized in the statements of operations as a result of stock-based employee compensation awards was $0.1 million and $1.0 million for the years ended December 31, 2003 and 2002, respectively. There was no stock-based employee compensation expense in 2004.

(e) Stock Option Exchange Program    In December 2002 we announced an offer to exchange outstanding employee stock options in return for new stock options to be granted by us. In exchange for existing options, each option holder received a commitment to receive new options to be issued exercisable for the same number of shares of common stock tendered by the option holder and accepted for exchange. A total of 1,786,950 options were accepted for exchange under the exchange offers and, accordingly, were canceled in 2002. The new option grants were granted in the second quarter of 2003 at $1.24 per share, more than six months and one day from the date on which each exchange offer terminated and vest quarterly over at two-year period.

(f) Warrants    As described in Note 8, we issued 5,176,065 warrant shares in connection with our debt refinancing in June 2004 ("2004 Warrant"). The 2004 Warrant shares were issued to the holders of our 11 1/2% Senior Secured Notes due January 2005 for the right to prepay the notes. Each 2004 Warrant share is exercisable into our common stock on a one-to-one basis at an exercise price of $1.85 per share and is exercisable over a five-year term. The fair value of $2.1 million of the 2004 Warrant was charged to results of operations as additional interest associated with our debt refinancing. In 2003, we issued 4,915,416 warrant shares in connection with the exchange of our 5 3/4% Convertible Subordinated Notes due March 2005 for the 11 1/2% Senior Secured Notes due January 2005 ("2003 Warrant"). Each 2003 Warrant share is exercisable into our common stock on a one-to-one basis at an exercise price of $0.65 per warrant share and are exercisable over a five-year term. The warrant had a fair value of $1.4 million and was charged to the gain on the debt exchanges in 2003. During 2004, 2003 Warrant shares totaling 2,249,316 shares were exercised for $1.5 million in cash. In connection with our private equity placement in September 2004, we issued a warrant for 1,732,500 shares in partial payment of investment banking services. This warrant has an exercise price of $2.10 per share, is exercisable over a five-year term and had a fair value of $2.8 million. The fair value of this warrant was charged to stockholders' deficit as a non-cash transaction cost of the private equity placement. In December 2002, in conjunction with the initiation of our bank credit lines, we issued a warrant to the bank for the purchase of 337,500 shares of our common stock at an exercise price of $0.337 per share. In January 2004, the bank exercised its warrant in full on a net issue basis, and received 272,876 shares of our common stock. As a result of the bank exercising its warrant on a net issue basis, no cash was received by us.

At December 31, 2004 and 2003, outstanding warrants were:

	2004	2003
	(In thousands)
2004 Warrant	5,176	—
2003 Warrant	2,666	4,915
Warrant issued for investment banking services	1,733	—
Warrant issued to bank	—	338

Total warrants outstanding	9,575	5,253

(g) Shares Issuable Upon Conversion of Convertible Notes    At December 31, 2004 and 2003, shares issuable upon conversion of convertible notes were:

	2004	2003
	(In thousands)
6 3/4% Convertible Subordinated Notes due June 2009	19,429	—
8% Secured Convertible Notes due June 2007	15,676	—
5 3/4% Convertible Subordinated Notes due March 2005	10	443

Total	35,115	443

(h) Employee Stock Purchase Plan    We issued 364,531 shares under our Employee Stock Purchase Plan ("ESPP") during 2002. No shares were issued under the ESPP in 2004 and 2003, and at December 31, 2004, all shares authorized under the ESPP had been issued.

(12) Valuation and Qualifying Accounts

 The allowance for doubtful accounts reflects our best estimate of probable losses inherent in the account receivable balance. We determine the allowance based on known troubled accounts, historical experience, and other currently available evidence. Activity in the allowance for doubtful accounts is as follows:

Year Ended December 31,	Balance at Beginning of Year	Charged to costs and expenses	Write-offs and other	Recovery of previously reserved balance	Balance at End of Year
	(In thousands)
2002	$5,867	10,026	(8,060)	—	$7,833
2003	$7,833	800	(1,236)	(4,269)	$3,128
2004	$3,128	250	13	—	$3,391

(13) Subsidiary Guarantors

 In June 2004, we completed a refinancing of our outstanding debt obligations. As part of the refinancing, we prepaid all $25.2 million of our 11 1/2% Senior Secured Notes due January 2005 plus accrued but unpaid interest and issued warrants exercisable for an aggregate of 5,176,065 shares of our common stock at $1.85 per share. In conjunction with the refinancing we issued $29.0 million of new 8% Secured Convertible Notes due June 2007, proceeds of $25.2 million were used to prepay the 8% Senior Secured Notes due January 2005. The new 8% Secured Convertible Notes due June 2007 are convertible into shares of common stock at $1.85 per share. Our new 8% Secured Convertible Notes due June 2007 are fully and unconditionally guaranteed, jointly and severally, by our wholly-owned subsidiaries, iBasis Global, Inc., iBasis Holdings, Inc. and iBasis Securities Corporation.

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

Condensed Consolidating Balance Sheet
As of December 31, 2004

	Parent Company	Subsidiary Guarantors	Eliminations	Consolidated
	(In thousands, except per share data)
Assets
Cash and cash equivalents	$19,121	$1,807	$—	$20,928
Short-term marketable investments	17,897			17,897
Accounts receivable, net	32,853	1,280		34,133
Prepaid expenses and other current assets	1,642	778		2,420
Due from parent		14,352	(14,352)	—

Total current assets	71,513	18,217	(14,352)	75,378
Property and equipment, net	11,753	108		11,861
Deferred debt financing costs, net	177			177
Other assets	300	60		360
Investment in guarantor subsidiaries	51		(51)	—

Total assets	$83,794	$18,385	$(14,403)	$87,776

Liabilities and stockholders' equity (deficit)
Accounts payable	$19,674	$4,666	$—	$24,340
Accrued expenses	8,267	3,919		12,186
Deferred revenue	6,303			6,303
Current portion of long-term debt	1,775			1,775
Due to guarantor subsidiaries	4,222		(4,222)	—

Total current liabilities	40,241	8,585	(4,222)	44,604
Long-term debt, net of current portion	65,933			65,933
Other long-term liabilities	1,132			1,132
Stockholders' equity (deficit):
Common stock, $0.001 par value, authorized 170,000 shares; issued and outstanding 64,778 shares	65			65
Treasury stock; 1,135 shares at cost	(341)			(341)
Additional paid-in capital	406,137	10,130	(10,130)	406,137
Capital stock of Guarantor subsidiaries		100	(100)	—
Accumulated other comprehensive loss	(12)			(12)
Accumulated deficit	(429,361)	(430)	49	(429,742)

Total stockholders' equity (deficit)	(23,512)	9,800	(10,181)	(23,893)

Total liabilities and stockholders' equity (deficit)	$83,794	$18,385	$(14,403)	$87,776

Condensed Consolidating Balance Sheet
As of December 31, 2003

	Parent Company	Subsidiary Guarantors	Eliminations	Consolidated
	(In thousands, except per share data)
Assets
Cash and cash equivalents	$15,520	$1,750	$—	$17,270
Accounts receivable, net	21,247	520		21,767
Prepaid expenses and other current assets	4,568	727		5,295
Due from parent		13,121	(13,121)	—

Total current assets	41,335	16,118	(13,121)	44,332
Property and equipment, net	16,931	244		17,175
Deferred debt financing costs, net	326			326
Long-term investment in non- marketable security	5,000			5,000
Other assets	620	85		705
Investment in guarantor subsidiaries	51		(51)	—

Total assets	$64,263	$16,447	$(13,172)	$67,538

Liabilities and stockholders' equity (deficit)
Accounts payable	$17,678	$2,224	$—	$19,902
Accrued expenses	14,399	4,253		18,652
Deferred revenue	417			417
Current portion of long-term debt	2,097			2,097
Due to guarantor subsidiaries	2,991		(2,991)	—

Total current liabilities	37,582	6,477	(2,991)	41,068
Long-term debt, net of current portion	65,829			65,829
Other long-term liabilities	2,749			2,749
Stockholders' equity (deficit):
Common stock, $0.001 par value, authorized 85,000 shares; issued and outstanding 45,913 shares	46			46
Treasury stock; 1,135 shares at cost	(341)			(341)
Additional paid-in capital	370,393	10,130	(10,130)	370,393
Capital stock of Guarantor subsidiaries		100	(100)	—
Accumulated deficit	(411,995)	(260)	49	(412,206)

Total stockholders' equity (deficit)	(41,897)	9,970	(10,181)	(42,108)

Total liabilities and stockholders' equity (deficit)	$64,263	$16,447	$(13,172)	$67,538

(13) Subsidiary Guarantors (Continued)

Condensed Consolidating Statement of Operations
Year Ended December 31, 2004

	Parent Company	Subsidiary Guarantors	Eliminations	Consolidated Total
	(In thousands)
Net revenue	$263,040	$12,809	$(12,171)	$263,678
Costs and expenses:
Data communications and telecommunications	225,498	7,254	(7,583)	225,169
Research and development	12,074	1,729		13,803
Selling and marketing	7,091	2,114		9,205
General and administrative	15,428	1,643	(4,588)	12,483
Restructuring costs	165			165
Depreciation and amortization	10,200	145		10,345

Total costs and expenses	270,456	12,885	(12,171)	271,170
(Loss) income from operations	(7,416)	(76)	—	(7,492)
Interest income	215	3		218
Interest expense	(4,201)	(48)		(4,249)
Other expenses, net	(185)	(49)		(234)
Loss on long-term non-marketable security	(5,000)			(5,000)
Debt refinancing charges:
Transaction costs	(2,159)			(2,159)
Additional interest expense, net	(481)			(481)

(Loss) income from continuing operations	(19,227)	(170)	—	(19,397)
Income from discontinued operations	1,861			1,861

Net (loss) income	$(17,366)	$(170)	$—	$(17,536)

Condensed Consolidating Statement of Operations
Year Ended December 31, 2003

	Parent Company	Subsidiary Guarantors	Eliminations	Consolidated Total
	(In thousands)
Net revenue	$177,810	$28,645	$(28,296)	$178,159
Costs and expenses:
Data communications and telecommunications	139,046	22,380	(8,573)	152,853
Research and development	11,654	1,733		13,387
Selling and marketing	5,248	2,265		7,513
General and administrative	26,107	1,281	(19,723)	7,665
Depreciation and amortization	19,701	364		20,065
Non-cash stock-based compensation	86			86

Total costs and expenses	201,842	28,023	(28,296)	201,569
(Loss) income from operations	(24,032)	622	—	(23,410)
Interest income	159	2		161
Interest expense	(3,965)	(2)		(3,967)
Gain on bond exchanges	16,615			16,615
Other expenses, net	(181)	(156)		(337)
(Loss) income from continuing operations	(11,404)	466	—	(10,938)
Income from discontinued operations	1,251			1,251

Net (loss) income	$(10,153)	$466	$—	$(9,687)

Condensed Consolidating Statement of Operations
Year Ended December 31, 2002

	Parent Company	Subsidiary Guarantors	Eliminations	Consolidated Total
	(In thousands)
Net revenue	$164,231	$17,453	$(16,742)	$164,942
Costs and expenses:
Data communications and telecommunications	137,470	11,289	(5,912)	142,847
Research and development	16,376	1,405		17,781
Selling and marketing	9,404	1,875		11,279
General and administrative	33,338	1,678	(10,830)	24,186
Depreciation and amortization	31,036	835		31,871
Non-cash stock-based compensation	967			967
Loss on sale of messaging business	2,066			2,066
Restructuring costs	5,536			5,536

Total costs and expenses	236,193	17,082	(16,742)	236,533
(Loss) income from operations	(71,962)	371	—	(71,591)
Interest income	1,405	562	(677)	1,290
Interest expense	(11,708)	(577)	677	(11,608)
Gain on bond repurchases	25,790			25,790
Other expenses, net	(330)	(52)		(382)

(Loss) income from continuing operations	(56,805)	304	—	(56,501)
Loss from discontinued operations	(65,222)			(65,222)

Net (loss) income	$(122,027)	$304	$—	$(121,723)

(13) Subsidiary Guarantors (Continued)

Condensed Consolidating Statement of Cash Flows
Year Ended December 31, 2004

	Parent Company	Subsidiary Guarantors	Eliminations	Consolidated Total
	(In thousands)
Cash flows from operating activities:
Loss from continuing operations	$(19,227)	$(170)	$—	$(19,397)
Adjustments to reconcile net loss to net cash used in operating activities
Restructuring costs	165			165
Depreciation and amortization	10,200	145		10,345
Amortization of deferred debt financing costs	149			149
Loss on sale of long-term non-marketable security	5,000			5,000
Fair value of warrant issued	2,140			2,140
Bad debt expense	250			250
Change in assets and liabilities
Accounts receivable	(11,856)	(760)		(12,616)
Prepaid expenses and other current assets	175	(51)		124
Other assets	320	25		345
Accounts payable	1,996	2,442		4,438
Accrued expenses	(2,035)	(334)		(2,369)
Deferred revenue	5,886			5,886
Other long-term liabilities	(1,617)			(1,617)
Due from parent		(1,231)	1,231	—
Due to guarantor subsidiaries	1,231		(1,231)	—

Net cash provided by (used in) continuing operating activities	(7,223)	66	—	(7,157)

Cash flows from investing activities:
Purchases of property and equipment	(3,257)	(9)		(3,266)
Purchases of available-for-sale short-term marketable investments	(18,534)			(18,534)
Maturities of available-for-sale short-term marketable investments	625			625
Proceeds from sale of Speech Solutions Business	1,500			1,500
Proceeds from earn-out relating to the sale of Speech Solutions Business	1,009			1,009
Net cash used in investing activities	(18,657)	(9)	—	(18,666)
Cash flows from financing activities:
Proceeds from sale of common stock in private placement	31,500			31,500
Transaction costs of private placement	(1,310)			(1,310)
Proceeds from issuance of 8% Secured Convertible Notes due June 2007	29,000			29,000
Prepayment of 11 1/2% Senior Secured Notes due January 2005	(25,175)			(25,175)
Bank borrowings	4,600			4,600
Payments of bank borrowings	(6,900)			(6,900)
Payments of principal on capital lease obligations	(2,167)			(2,167)
Transaction costs of debt refinancing	(1,984)			(1,984)
Proceeds from exercise of warrants	1,462			1,462
Proceeds from exercises of common stock options	455			455

Net cash provided by financing activities	29,481	—	—	29,481

Net increase in cash and cash equivalents	3,601	57	—	3,658

Cash and cash equivalents, beginning of period	15,520	1,750	—	17,270

Cash and cash equivalents, end of period	$19,121	$1,807	$—	$20,928

Condensed Consolidating Statement of Cash Flows
Year Ended December 31, 2003

	Parent Company	Subsidiary Guarantors	Eliminations	Consolidated Total
	(In thousands)
Cash flows from operating activities:
(Loss) income from continuing operations	$(11,404)	$466	$—	$(10,938)
Adjustments to reconcile net loss to net cash used in operating activities
Gain on bond exchanges	(16,615)			(16,615)
Depreciation and amortization	19,701	364		20,065
Amortization of deferred debt financing costs	333			333
Amortization of deferred compensation	86			86
Bad debt expense	800			800
Recovery of previously reserved receivable balance	(4,269)			(4,269)
Change in assets and liabilities
Accounts receivable	2,199	357		2,556
Prepaid expenses and other current assets	895	435		1,330
Other assets	504	31		535
Accounts payable	5,655	1,105		6,760
Accrued expenses	(6,650)	1,932		(4,718)
Deferred revenue	417			417
Other long-term liabilities	481			481
Due from parent		(14,792)	14,792	—
Due to guarantor subsidiaries	14,792		(14,792)	—

Net cash provided by (used in) continuing operating activities	6,925	(10,102)	—	(3,177)

Cash flows from investing activities:
Purchases of property and equipment	(4,346)	(106)		(4,452)
Payment associated with the sale of Speech Solutions Business	(736)			(736)

Net cash used in investing activities	(5,082)	(106)	—	(5,188)

Cash flows from financing activities:
Bank borrowings	9,200			9,200
Payments of bank borrowings	(9,200)			(9,200)
Payments of principal on capital lease obligations	(5,838)			(5,838)
Professional fees paid for exchange of bonds	(935)			(935)
Proceeds from exercises of common stock options	91			91

Net cash provided by financing activities	(6,682)	—	—	(6,682)

Net increase (decrease) in cash and cash equivalents	(4,839)	(10,208)	—	(15,047)

Cash and cash equivalents, beginning of period	20,359	11,958	—	32,317

Cash and cash equivalents, end of period	$15,520	$1,750	$—	$17,270

Condensed Consolidating Statement of Cash Flows
Year Ended December 31, 2002

	Parent Company	Subsidiary Guarantors	Eliminations	Consolidated Total
	(In thousands)
Cash flows from operating activities:
(Loss) income from continuing operations	$(56,805)	$304	$—	$(56,501)
Adjustments to reconcile net loss to net cash used in operating activities
Gain on bond repurchases	(25,790)			(25,790)
Restructuring costs	5,536			5,536
Depreciation and amortization	31,036	835		31,871
Loss on sale of messaging business	2,066			2,066
Amortization of deferred debt Financing costs	672			672
Amortization of deferred compensation	967			967
Bad debt expense	9,674	352		10,026
Change in assets and liabilities
Accounts receivable	(6,175)	(255)		(6,430)
Prepaid expenses and other current assets	4,070	(463)		3,607
Other assets	670			670
Accounts payable	2,006	477		2,483
Accrued expenses	(15,904)	1,492		(14,412)
Other long-term liabilities	2,268			2,268
Due to parent		(78,735)	78,735	—
Due from guarantor subsidiaries	78,735		(78,735)	—

Net cash provided by (used in) continuing operating activities	33,026	(75,993)	—	(42,967)
Net cash used in discontinued operations	(1,874)			(1,874)

Net cash provided by (used in) operating activities	31,152	(75,993)	—	(44,841)

Cash flows from investing activities:
Purchases of property and equipment	(3,692)	(940)		(4,632)
Decrease in marketable securities		25,614		25,614
Decrease in long-term marketable securities		8,411		8,411
Proceeds from sale of messaging business	168			168
Proceeds from sale of Speech Solutions Business	17,000			17,000

Net cash provided by investing activities	13,476	33,085	—	46,561

Cash flows from financing activities:
Decrease in restricted cash	8,867			8,867
Bank borrowings	2,300			2,300
Payments of principal on long-term debt	(3,866)			(3,866)
Payments of principal on capital lease obligations	(38,918)			(38,918)
Repurchase of bonds	(13,992)			(13,992)
Proceeds from exercises of warrants and common stock options	122			122
Proceeds from employee stock purchase plan	285			285

Net cash used in financing activities	(45,202)	—	—	(45,202)

Net decrease in cash and cash equivalents	(574)	(42,908)	—	(43,482)

Cash and cash equivalents, beginning of period	20,933	54,866	—	75,799

Cash and cash equivalents, end of period	$20,359	$11,958	$—	$32,317

(14) Summary of Quarterly Information (Unaudited)

 Quarterly financial information for 2004 and 2003 is as follows:

2004	First Quarter(1)	Second Quarter(2)	Third Quarter(3)	Fourth Quarter	Total Year
	(In thousands, except per share amounts)
Net revenue	$57,008	$61,175	$70,359	$75,136	$263,678
Total cost and operating expenses	66,350	67,088	73,255	76,382	283,075
Loss from continuing operations	(9,342)	(5,913)	(2,896)	(1,246)	(19,397)
Income from discontinued operations	—	—	1,861	—	1,861

Net loss	$(9,342)	$(5,913)	$(1,035)	$(1,246)	$(17,536)

Basic and diluted net loss per share:
Loss from continuing operations	$(0.21)	$(0.13)	$(0.06)	$(0.02)	$(0.38)
Income from discontinued operations	—	—	0.04	—	0.03

Net loss	$(0.21)	$(0.13)	$(0.02)	$(0.02)	$(0.35)

2003	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
	(In thousands, except per share amounts)
Net revenue	$41,841	$39,119	$44,032	$53,167	$178,159
Total cost and operating expenses	49,254	47,312	48,796	56,207	201,569
Income (loss) from continuing operations	4,032	(5,505)	(5,633)	(3,832)	(10,938)
Income from discontinued operations	—	—	—	1,251	1,251

Net loss	$4,032	$(5,505)	$(5,633)	$(2,581)	$(9,687)

Basic and diluted net loss per share:
Income (loss) from continuing operations	$0.09	$(0.12)	$(0.13)	$(0.09)	$(0.24)
Income from discontinued operations	—	—	—	0.03	0.03

Net loss	$0.09	$(0.12)	$(0.13)	$(0.06)	$(0.21)

(1)
Loss from continuing operations includes $5.0 million charge for loss on long-term non-marketable security.

(2)
Loss from continuing operations includes $2.4 million in debt refinancing related charges

(3)
Loss from continuing operations includes $0.2 million in debt refinancing related charges

Item 9A.    Controls and Procedures

  (a)
  Evaluation of disclosure controls and procedures

As of December 31, 2004, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. Based upon that evaluation, the Company's management, including its Chief Executive Officer and the Chief Financial Officer, concluded that the Company's disclosure controls and procedures are effective.

  (b)
  Changes in internal controls

During the quarter ended December 31, 2004, there have not been any significant changes in the Company's internal controls over financial reporting that have materially affected, or are likely to materially affect, the Company's internal control over financial reporting.

Item 9B.    Other Information

None

PART III

Item 10.    Directors and Executive Officers of the Registrant

Information required by Part III, Item 10, regarding iBasis' directors may be found in iBasis' Proxy Statement relating to iBasis' annual meeting of stockholders to be held on May 26, 2005, and is incorporated herein by reference. Information relating to compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, may be found in the Proxy Statement and is incorporated herein by reference.

We have adopted a code of ethics that applies to our chief executive officer, chief financial officer and other senior financial officials. This code of ethics is available on our website at www.ibasis.com.

Item 11.    Executive Compensation

Information required by Part III, Item 11, may be found in iBasis' Proxy Statement relating to iBasis' annual meeting of stockholders to be held on May 26, 2005, and is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management

Information required by Part III, Item 12, may be found in iBasis' Proxy Statement relating to iBasis' annual meeting of stockholders to be held on May 26, 2005, and is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions

Information required by Part III, Item 13, may be found in iBasis' Proxy Statement relating to iBasis' annual meeting of stockholders to be held on May 26, 2005, and is incorporated herein by reference.

Item 14.    Principal Accountant Fees and Services

Information relating to fees paid to the Company's independent auditors and certain related matters is set forth under the caption "Deloitte & Touche LLP Fees and Services" in the Proxy Statement and is incorporated by reference.

PART IV

Item 15.    Exhibit, Financial Statement Schedules, and Reports on Form 8-K

(A) List of Documents Filed as a Part of This Annual Report:

  (1)
  Financial Statements:

    Report of Independent Registered Public Accounting Firm

    Consolidated Balance Sheets

    Consolidated Statements of Operations

    Consolidated Statements of Stockholders' Equity (Deficit)

    Consolidated Statements of Cash Flows

    Notes to Consolidated Financial Statements

  (2)
  Index to Financial Statements Schedules:All financial statement schedules have been omitted because the required information is included in our consolidated financial statements, or the related notes, or is not applicable.

  (3)  Index to Exhibits:

Exhibit Number	Description
2.1	Asset Purchase Agreement, dated as of July 12, 2002, by and among iBasis, ISS and Purchaser (incorporated by reference from Exhibit 2.1 to the Registrant's Current Report on Form 8-K dated July 15, 2002 (file no. 000-27127)).
3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference from Exhibit 3.1 to the Registrant's Registration Statement on Form S-1 (file no. 333-96535)).
3.2	Amended and Restated By-Laws of the Registrant (incorporated by reference from Exhibit 3.2 to the Registrant's Registration Statement on Form S-1 (file no. 333-96535)).
4.1	Specimen Certificate for shares of the Registrant's common stock (incorporated by reference from Exhibit 4.1 to the Registrant's Registration Statement on Form S-1 (file no. 333-85545)).
4.2	Indenture for the 5 3/4% Convertible Subordinated Notes, dated as of March 15, 2000, between the Registrant and The Bank of New York, as Trustee (incorporated by reference from Exhibit 4.2 to the Registrant's Registration Statement of Form S-1 (file no. 333-96533)).
4.3	Form of Existing Note (incorporated by reference from Exhibit 4.3 to the Registrant's Registration Statement on Form S-1 (file no. 333-96533)).
4.4	Indenture for the 6 3/4% Convertible Subordinated Notes, dated as of June 18, 2004, between the Registrant and The Bank of New York, as Trustee (incorporated by reference from Exhibit 99.1 to the Registrant's Current Report on Form 8-K dated June 29, 2004 (file no. 000-27127)).
4.5	Global Note, issued June 18, 2004, representing $37,285,000 aggregate principal amount of New Notes (incorporated by reference from Exhibit 99.2 to the Registrant's Current Report on Form 8-K dated June 29, 2004 (file no. 000-27127)).
4.6	Indenture for the 8% Secured Convertible Notes, dated as of June 18, 2004, between the Registrant and the Bank of New York, as trustee (incorporated by reference from Exhibit 99.7 to the Registrant's Current Report on Form 8-K dated June 29, 2004 (file no. 000-27127)).
4.7	Global Note, issued June 18, 2004, representing $29,000,000 aggregate principal amount of New Secured Notes (incorporated by reference from Exhibit 99.8 to the Registrant's Current Report on Form 8-K dated June 29, 2004 (file no. 000-27127)).

10.1	Lease, dated January 8, 1999, as amended, between the Registrant and Rodger P. Nordblum and Peter C. Nordblum as Trustees of Northwest Associates under Declaration of Trust dated December 9, 1971 with respect to property located at 20 Second Avenue, Burlington, Massachusetts (incorporated by reference from Exhibit 10.1 to the Registrant's Registration Statement on Form S-1 (file no. 333-85545)).
10.2	Lease, dated as of August 7, 1998, between the Registrant and 111 Eighth Avenue LLC, relating to property located at 111 Eighth Avenue, New York, New York (incorporated by reference from Exhibit 10.3 to the Registrant's Registration Statement on Form S-1 (file no. 333-85545)).
10.3	Lease, dated December 11, 1998 between the Registrant and Downtown Properties L.L.C., with respect to property located at 611 Wilshire Boulevard, Los Angeles, California (incorporated by reference from Exhibit 10.4 to the Registrant's Registration Statement on Form S-1 (file no. 333-85545)).
10.4	Warrant, dated as of September 10, 1997, for the purchase of shares of preferred stock of the Company issued to TLP Leasing Programs, Inc. (incorporated by reference from Exhibit 10.5 to the Registrant's Registration Statement on Form S-1 (file no. 333-85545)).
10.5	Warrant, dated as of June 8, 1998, for the purchase of shares of preferred stock of the Company issued to TLP Leasing Programs, Inc. (incorporated by reference from Exhibit 10.6 to the Registrant's Registration Statement on Form S-1 (file no. 333-85545)).
10.6	Master Agreement of Terms and Conditions for Lease between the Registrant and Cisco Systems Capital Corporation, dated as of November 3, 1998, as amended (incorporated by reference from Exhibit 10.7 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2001 file no. 000-27127).
10.7	1997 Stock Incentive Plan of the Registrant (incorporated by reference from Exhibit 10.8 to the Registrant's Registration Statement on Form S-1 (file no. 333-85545).
10.8	Employment Agreement between the Registrant and Ofer Gneezy, dated as of August 11, 1997 (incorporated by reference from Exhibit 10.9 to the Registrant's Registration Statement on Form S-1 (file no. 333-85545) ).
10.9	Employment Agreement between the Registrant and Gordon J. VanderBrug, dated as of August 11, 1997. (incorporated by reference from Exhibit 10.10 to the Registrant's Registration Statement on Form S-1 (file no. 333-85545)).
10.10	Series B Convertible Preferred Stock Purchase Agreement, dated as of August 26, 1998, between the Registrant and the "Purchaser" parties thereto (incorporated by reference from Exhibit 10.14 to the Registrant's Registration Statement on Form S-1 (file no. 333-85545)).
10.11	Series C Convertible Purchase Agreement, dated as of July 12, 1999, between the Registrant and the "Purchaser" parties thereto (incorporated by reference from Exhibit 10.15 to the Registrant's Registration Statement on Form S-1 (file no. 333-85545)).
10.12	Second Amended and Restated Shareholders' Agreement, dated as of July 12, 1999, among the Registrant and the holders of the capital stock of the Registrant who become parties thereto (incorporated by reference from Exhibit 10.16 to the Registrant's Registration Statement on Form S-1 (file no. 333-85545).
10.13	First Amended and Restated Registration Rights Agreement, dated as of July 12, 1999, among the Registrant and the holders of the capital stock of the Registrant who become parties thereto (incorporated by reference from Exhibit 10.17 to the Registrant's Registration Statement on Form S-1 (file no. 333-85545)).
10.14	Shareholders Agreement, dated as of March 28, 1998, relating to VIP Calling (Hong Kong) Limited (incorporated by reference from Exhibit 10.18 to the Registrant's Registration Statement on Form S-1 (file no. 333-85545)).

10.15	Amendment No. 1 to the Shareholders Agreement, dated as of March 28, 1998, relating to VIP Calling (Hong Kong) Limited (incorporated by reference from Exhibit 10.19 to the Registrant's Registration Statement on Form S-1 (file no. 333-85545)).
10.16	Amendment No. 2 to the Shareholders Agreement, dated as of March 28, 1998, relating to VIP Calling (Hong Kong) Limited (incorporated by reference from Exhibit 10.20 to the Registrant's Registration Statement on Form S-1 (file no. 333-85545)).
10.17	Stock Restriction Agreement, dated as of August 26, 1998, between the Registrant and Ofer Gneezy and Gordon VanderBrug (incorporated by reference from Exhibit 10.22 to the Registrant's Registration Statement on Form S-1 (file no. 333-85545)).
10.18	Alliance Agreement, dated January 4, 1999, between the Registrant and Cisco Systems, Inc. (incorporated by reference from Exhibit 10.23 to the Registrant's Registration Statement on Form S-1 (file no. 33-85545) ).
10.19	1999 Employee Stock Purchase Plan of the Registrant, as amended (incorporated by reference from Exhibit 10.26 to the Registrant's Registration Statement on Form S-1 (file no. 333-96535)).
10.20	Lease, dated October 22, 1999, between the Registrant and Roger P. Nordblom and Peter C. Nordblom, as Trustees of N.W. Building 1 Associates under Declaration of Trust dated November 11, 1984 and filed with the Middlesex South Registry District of the Land Court as Document Number 674807 with respect to property located at 10 Second Avenue, Burlington, Massachusetts (incorporated by reference from Exhibit 10.28 to the Registrant's Registration Statement on Form S-1 (file no. 333-96535)).
10.21	Supply Contract, dated as of December 30, 1999, between the Registrant and Belle Systems A/S (incorporated by reference from Exhibit 10.30 to the Registrant's Registration Statement on Form S-1 (file no. 333-96535)).
10.22	Offer Letter between the Registrant and Richard Tennant, dated as of September 17, 2001 and Employment Agreement, dated as of September 20, 2001 (incorporated by reference from Exhibit 10.30 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2001 (file no. 000-27127)).
10.23	Offer Letter between the Registrant and Paul Floyd, dated as of April 2, 2001 and Proprietary Information and Inventions Agreement dated April 12, 2001 (incorporated by reference from Exhibit 10.31 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2001 (file no. 000-27127)).
10.24	Loan and Security Agreement between the Registrant and Silicon Valley Bank, dated as of October 9, 2001 (incorporated by reference from Exhibit 10.32 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2001 (file no. 000-27127)).
10.25	Securities Exchange Agreement, dated January 30, 2003, by and among iBasis, Inc., iBasis Global, Inc., iBasis Securities Corporation, the Symphony Funds signatories thereto and U.S. Bank National Association, as Collateral Agent (incorporated by reference from Exhibit 4.1 to the Registrant's Current Report on Form 8-K dated January 30, 2003 (file no. 000-27127)).
10.26	Global Note dated January 30, 2003 (incorporated by reference from Exhibit 4.2 to the Registrant's Current Report on Form 8-K dated January 30, 2003 (file no. 000-27127)).
10.27	Warrant and Registration Rights Agreement, dated January 29, 2003, by and among iBasis, Inc. and U.S. Bank National Association, as Collateral Agent (incorporated by reference from Exhibit 4.3 to the Registrant's Current Report on Form 8-K dated January 30, 2003 (file no. 000-27127)).

10.29	Security Exchange Agreement, dated January 30, 2003, by and among iBasis, Inc., iBasis Global, Inc., iBasis Securities Corporation, and U.S. Bank National Association, as Collateral Agent (incorporated by reference from Exhibit 4.5 to the Registrant's Current Report on Form 8-K dated January 30, 2003 (file no. 000-27127)).
10.30	Subordination Agreement, dated January 30, 2003, by and among iBasis, Inc., iBasis Global, Inc., iBasis Securities Corporation, Silicon Valley Bank, the Creditors party thereto, U.S. Bank National Association, as Collateral Agent and Fiscal Agent (incorporated by reference from Exhibit 4.6 to the Registrant's Current Report on Form 8-K dated January 30, 2003 (file no. 000-27127)).
10.31	Fiscal Agency Agreement, dated January 30, 2003, by and among iBasis, Inc., iBasis Global, Inc., iBasis Securities Corporation, and U.S. Bank National Association, as Fiscal Agent (incorporated by reference from Exhibit 4.7 to the Registrant's Current Report on Form 8-K dated January 30, 2003 (file no. 000-27127)).
10.32	Guarantee, dated January 30, 2003, by and between iBasis Securities Corporation and U.S. Bank National Association, as Collateral Agent (incorporated by reference from Exhibit 4.7 to the Registrant's Current Report on Form 8-K dated January 30, 2003 (file no. 000-27127)).
10.33	Security Exchange Agreement, dated February 21, 2003, by and among iBasis, Inc., iBasis Global, Inc., iBasis Securities Corporation, and U.S. Bank National Association, as Collateral Agent. (incorporated by reference from Exhibit 10.39 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2002 (file no. 000-27127)).
10.34	Global Note, dated February 21, 2003 (incorporated by reference from Exhibit 10.40 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2002 (file no. 000-27127)).
10.35	Global Warrant Certificate, dated February 21, 2003 (incorporated by reference from Exhibit 10.41 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2002 (file no. 000-27127)).
10.36	Amendment 1 to Securities Exchange Agreement, dated February 21, 2003, by and among iBasis, Inc., iBasis Global, Inc., iBasis Securities Corporation, JMG Triton Offshore Fund Limited CITCO signatories thereto and U.S. Bank National Association, as Collateral Agent (incorporated by reference from Exhibit 10.42 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2002 (file no. 000-27127)).
10.37	Amendment No. 1 to Fiscal Agency Agreement, dated February 21, 2003, by and among iBasis, Inc., iBasis Global, Inc., iBasis Securities Corporation, and U.S. Bank National Association, as Fiscal Agent (incorporated by reference from Exhibit 10.43 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2002 (file no.000-27127)).
10.38	Amended and Restated Warrant and Registration Rights Agreement dated February 21, 2003, by and among iBasis, Inc. and U.S. Bank National Association, as Warrant Agent (incorporated by reference from Exhibit 10.44 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2002 (file no. 000-27127)).
10.39	Collateral Agency and Intercreditor Agreement as of February 21, 2003, by and among U.S. Bank National Association, as Collateral Agent, the Exchanging Holders (as defined therein), iBasis Inc., iBasis Global, Inc. and iBasis Securities Corporation (incorporated by reference from Exhibit 10.45 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2002 (file no. 000-27127)).
10.40	Guarantee, dated February 21, 2003, by and between iBasis Securities Corporation and U.S. Bank National Association, as Collateral Agent (incorporated by reference from Exhibit 10.46 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2002 (file no. 000-27127)).

10.41	Security Agreement dated as of February 21, 2003, by and among iBasis, Inc., iBasis Global, Inc., iBasis Securities Corporation and U.S. Bank National Association, as Collateral Agent (incorporated by reference from Exhibit 10.47 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2002 (file no. 000-27127)).
10.42	Master Agreement to Lease Equipment (incorporated by reference from Exhibit 99.3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (file no. 000-27127)).
10.43	Settlement Agreement made as of August 2, 2002 among Cisco Systems Capital Corporation, Cisco Systems, Inc and iBasis, Inc.(incorporated by reference from Exhibit 99.4 to the Registrant's Annual Report on Form 10-Q for the quarter ended September 30, 2002 (file no. 000-27127)).
10.44	Bill of Sale pursuant to the Settlement Agreement made as of August 2, 2002 among Cisco Systems Capital Corporation, Cisco Systems, Inc and iBasis, Inc. (incorporated by reference from Exhibit 99.5 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (file no. 000-27127)).
10.45	Silicon Valley Bank Loan and Security Agreement, dated December 30, 2002, by and among Silicon Valley Bank, the Registrant and iBasis Global, Inc. (incorporated by reference from Exhibit 99.2 to the Registrant's Current Report on Form 8-K dated December 31, 2002 (file no. 000-27127)).
10.46	Export-Import Bank Loan and Security Agreement, dated December 30, 2002, by and among Silicon Valley Bank, the Registrant and iBasis Global, Inc. (incorporated by reference from Exhibit 99.3 to the Registrant's Current Report on Form 8-K dated December 31, 2002 (file no. 000-27127)).
10.47	Side Letter, dated February 5, 2003, by and among iBasis, Inc. and the Symphony Funds signatories thereto (incorporated by reference from Exhibit 99.2 to the Registrant's Current Report on Form 8-K dated December 31, 2002 (file no. 000-27127)).
10.48	Global Note of the Registrant dated May 29, 2003 (incorporated by reference from Exhibit 4.2 of the Registrant's Quarterly Report on Form 10-Q for period ended June 30, 2003 (file no. 000-27127)).
10.49	Global Warrant Certificate of the Registrant dated May 29, 2003 (incorporated by reference from Exhibit 4.2 of the Registrant's Quarterly Report on Form 10-Q for period ended June 30, 2003 (file no. 000-27127) ).
10.50	Third modification to the loan agreement, dated December 30, 2002, evidenced by, among other documents, a certain Loan and Security Agreement dated as of December 30, 2002 between iBasis, iBasis Global, Inc. and Silicon Valley Bank, as amended by a certain First Loan Modification Agreement dated as of January 30, 2003 (as amended, the "Loan Agreement." ((incorporated by reference from Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q for period ended June 30, 2003 (file no. 000-27127)).
10.51	Joinder Agreement, dated May 29, 2003, by and among iBasis, Inc., iBasis Global, Inc., U.S. Bank National Association, as Collateral Agent, and the Acceding Holders (incorporated by reference from Exhibit 10.57 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2003 (file no. 000-27127)).
10.52	Registration Rights Agreement, dated May 29, 2003, by and among iBasis, Inc. and the Holders (incorporated by reference from Exhibit 10.58 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2003 (file no. 000-27127)).
10.53	Amendment No. 2 to Fiscal Agency Agreement, dated May 29, 2003, by and among iBasis, Inc., iBasis Global, Inc., and U.S. Bank National Association as fiscal agent (incorporated by reference from Exhibit 10.4 of the Registrant's Quarterly Report on Form 10-Q for period ended June 30, 2003 (file no. 000-27127)).

10.54	Fourth modification to the loan agreement dated December 30, 2002, evidenced by, among other documents, a certain Loan and Security Agreement dated as of December 30, 2002 between iBasis, Inc., iBasis Global, Inc. and Silicon Valley Bank (incorporated by reference from Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q for period ended September 30, 2003 (file no. 000-27127)).
10.55	Amended and Restated Loan and Security Agreement dated December 29, 2003, evidenced by, among other documents, a certain Amended and Restated Loan and Security Agreement dated as of December 29, 2003 between iBasis, Inc. and Silicon Valley Bank (incorporated by reference from Exhibit 10.61 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2003 (file no. 000-27127)).
10.56	Note Repurchase, Exchange and Amendment Agreement, dated as of April 27, 2004, by and among the Registrant and the noteholder signatories thereto (incorporated by reference from Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q for the period ended March 31, 2004).
10.57	2004 Warrant and Registration Rights Agreement, dated as of June 18, 2004, by and between the Registrant and U.S. Bank as Warrant Agent (incorporated by reference from Exhibit 99.4 to the Registrant's Current Report on Form 8-K dated June 29, 2004 (file no. 000-27127)).
10.58	Global Warrant Certificate, issued June 18, 2004, representing 5,176,065 shares of common stock (incorporated by reference from Exhibit 99.5 to the Registrant's Current Report on Form 8-K dated June 29, 2004 (file no. 000-27127)).
10.59	Note Purchase Agreement, dated as of June 18, 2004, by and among the Registrant and the Purchasers (as such term is defined therein) (incorporated by reference from Exhibit 99.6 to the Registrant's Current Report on Form 8-K dated June 29, 2004 (file no. 000-27127)).
10.60	Registration Rights Agreement, dated as of June 18, 2004, by and among the Company and the Initial Holders (as such term is defined therein) (incorporated by reference from Exhibit 99.9 to the Registrant's Current Report on Form 8-K dated June 29, 2004 (file no. 000-27127)).
10.61	Security Agreement, dated as of June 18, 2004, by and between the Registrant and The Bank of New York, as Collateral Agent for the holders of the New Secured Notes (incorporated by reference to the Registrant's Registration Statement on Form S-1 (file no. 333-117346), filed with the SEC on July 13, 2004).
10.62	Security Agreement, dated as of June 18, 2004, by and between iBasis Global, Inc. and The Bank of New York, as Collateral Agent for the holders of the New Secured Notes (incorporated by reference to the Registrant's Registration Statement on Form S-1 (file no. 333-117346), filed with the SEC on July 13, 2004).
10.63	Security Agreement, dated as of June 18, 2004, by and between iBasis Holdings, Inc. and The Bank of New York, as Collateral Agent for the holders of the New Secured Notes (incorporated by reference to the Registrant's Registration Statement on Form S-1 (file no. 333-117346), filed with the SEC on July 13, 2004).
10.64	Security Agreement, dated as of June 18, 2004, by and between iBasis Securities Corporation and The Bank of New York, as Collateral Agent for the holders of the New Secured Notes (incorporated by reference to the Registrant's Registration Statement on Form S-1 (file no. 333-117346), filed with the SEC on July 13, 2004).
10.65	Intellectual Property Security Agreement, dated as of June 18, 2004, by and between the Registrant and The Bank of New York, as Collateral Agent for the holders of the New Secured Notes (incorporated by reference to the Registrant's Registration Statement on Form S-1 (file no. 333-117346), filed with the SEC on July 13, 2004).

10.66	Intercreditor Agreement, dated as of June 18, 2004, by and among the Creditors (as such term is defined therein), Silicon Valley Bank, the Obligors (as such term is defined therein), and The Bank of New York as Collateral Agent and Trustee (incorporated by reference to the Registrant's Registration Statement on Form S-1 (file no. 333-117346), filed with the SEC on July 13, 2004).
10.67	Collateral Agency Agreement, dated as of June 18, 2004, by and among The Bank of New York as Collateral Agent, the Noteholders (as such term is defined therein), the Registrant and the Subsidiary Guarantors (as such term is defined therein) (incorporated by reference to the Registrant's Registration Statement on Form S-1 (file no. 333-117346), filed with the SEC on July 13, 2004).
10.68	Securities Purchase Agreement, dated as of September 24, 2004, by and among the Registrant and each of the Purchasers (as defined therein) (incorporated by reference from Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated September 30, 2004 (file no. 000-27127)).
10.69	Registration Rights Agreement, dated as of September 24, 2004, by and among the Company and each of the Purchasers (as defined therein) (incorporated by reference from Exhibit 10.2 to the Registrant's Current Report on Form 8-K dated September 30, 2004 (file no. 000-27127)).
10.70	Form of Common Stock Purchase Warrant issued by the Registrant pursuant to the terms of the Securities Purchase Agreement, dated as of September 24, 2004, by and among the Registrant and the Purchasers (as defined therein) to each of the Purchasers (incorporated by reference from Exhibit 10.3 to the Registrant's Current Report on Form 8-K dated September 30, 2004 (file no. 000-27127)).
10.71	Common Stock Purchase Warrant issued by the Registrant to Tejas Securities Group, Inc. on September 24, 2004. (incorporated by reference from Exhibit 10.70 to the Registrant's Amendment No. 1 on Form S-1 (file no. 33-119796), filed November 22, 2004.
10.72	Third Loan Modification Agreement, dated January 5, 2005, to the Amended and Restated Loan and Security Agreement dated December 29, 2003, evidenced by, among other documents, a certain Third Loan Modification Agreement, dated January 5, 2005 between iBasis, Inc. and Silicon Valley Bank, filed herewith.
14.1	Code of Ethics for CEO, CFO and Other Senior Financial Officials, filed herewith.
16.1	Amended letter of Arthur Andersen LLP regarding change in certifying accountant (incorporated by reference from Exhibit 16.1 to the Registrant's Current Report on Form 8-K dated May 20, 2002 (file no .000-27127) ).
21.1	Significant Subsidiaries of the Registrant.
31.1	Certificate of iBasis, Inc. Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certificate of iBasis, Inc. Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certificate of iBasis, Inc Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certificate of iBasis, Inc Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(B) Reports on Form 8-K during the fourth quarter of fiscal 2004:

On October 20, 2004, the Company filed a Form 8-K related to the press release regarding financial results for the three months ended September 30, 2004.

SIGNATURES

 Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

IBASIS, INC.
	By:	/s/ OFER GNEEZY Ofer Gneezy President and Chief Executive Officer
March 25, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Name	Title	Date

/s/ OFER GNEEZY Ofer Gneezy	President and Chief Executive Officer and Director (Principal Executive Officer)	March 25, 2005
/s/ GORDON J. VANDERBRUG Gordon J. VanderBrug	Executive Vice President and Director	March 25, 2005
/s/ RICHARD G. TENNANT Richard G. Tennant	Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)	March 25, 2005
Peter D. Aquino	Director
/s/ CHARLES N. CORFIELD Charles N. Corfield	Director	March 25, 2005
/s/ W. FRANK KING W. Frank King	Director	March 25, 2005
/s/ DAVID LEE David Lee	Director	March 25, 2005
/s/ CHARLES M. SKIBO Charles M. Skibo	Director	March 25, 2005