Form 10-Q
period 2005-03-31
IBASIS INC
filed 2005-05-12
CIK 1091756

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2005
OR
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

        As of April 29, 2005, there were 65,183,339 shares of the Registrant's Common Stock, par value $0.001 per share, outstanding.

iBASIS, INC.
Index

		Page
PART I—FINANCIAL INFORMATION
Item 1—	Condensed Consolidated Financial Statements
	Condensed Consolidated Balance Sheets at March 31, 2005 and December 31, 2004 (unaudited)	1
	Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2005 and 2004 (unaudited)	2
	Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2005 and 2004 (unaudited)	3
	Condensed Notes to Consolidated Financial Statements (unaudited)	4
Item 2—	Management's Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3—	Quantitative and Qualitative Disclosures About Market Risk	38
Item 4—	Controls and Procedures	38
PART II—OTHER INFORMATION
Item 1—	Legal Proceedings	39
Item 6—	Exhibits and Reports on Form 8-K	39
	Signature	40
	Certifications

Part I—Financial Information

Item 1.    Financial Statements

iBasis, Inc.

Condensed Consolidated Balance Sheets

(unaudited)

	March 31, 2005	December 31, 2004
	(in thousands, except per share data)
Assets
Cash and cash equivalents	$22,719	$20,928
Short-term marketable investments	18,876	17,897
Accounts receivable, net of allowance for doubtful accounts of $3,507 and $3,391, respectively	41,761	34,133
Prepaid expenses and other current assets	2,937	2,420

Total current assets	86,293	75,378
Property and equipment, at cost:
Network equipment	58,605	74,768
Equipment under capital lease	1,867	5,632
Computer software	10,213	10,006
Leasehold improvements	6,457	6,437
Furniture and fixtures	1,071	1,075

	78,213	97,918
Less: Accumulated depreciation and amortization	(66,951)	(86,057)

Property and equipment, net	11,262	11,861
Deferred debt financing costs, net	165	177
Other assets	284	360

Total assets	$98,004	$87,776

Liabilities and Stockholders' Deficit
Accounts payable	$25,824	$24,340
Accrued expenses	20,084	12,186
Deferred revenue	7,372	6,303
Current portion of long-term debt	655	1,775

Total current liabilities	53,935	44,604
Long term debt, net of current portion	65,594	65,933
Other long term liabilities	1,061	1,132
Stockholders' deficit:
Common stock, $0.001 par value, authorized—170,000 and 170,000 shares, respectively; issued—66,318 and 64,778 shares, respectively	66	65
Treasury stock; 1,135 shares at cost	(341)	(341)
Additional paid-in capital	407,277	406,137
Accumulated other comprehensive loss	(36)	(12)
Accumulated deficit	(429,552)	(429,742)

Total stockholders' deficit	(22,586)	(23,893)

Total liabilities and stockholders' deficit	$98,004	$87,776

The accompanying notes are an integral part of these condensed consolidated financial statements.

iBasis, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended March 31,
	2005	2004
	(in thousands, except per share data)
Net revenue	$88,672	$57,008
Costs and operating expenses:
Data communications and telecommunications (excluding depreciation and amortization)	76,301	48,590
Research and development	3,132	3,538
Selling and marketing	2,727	2,001
General and administrative	3,546	2,953
Depreciation and amortization	1,720	3,524

Total cost and operating expenses	87,426	60,606

Income (loss) from operations	1,246	(3,598)
Interest income	210	14
Interest expense	(1,246)	(739)
Impairment of investment in long-term non-marketable security	—	(5,000)
Other expenses, net	(20)	(19)

Net income (loss)	$190	$(9,342)

Net income (loss) per share:
Basic	$0.00	$(0.21)
Diluted	$0.00	$(0.21)
Weighted average common shares outstanding:
Basic	64,982	45,061
Diluted	69,446	45,061

The accompanying notes are an integral part of these condensed consolidated financial statements.

iBasis, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended March 31,
	2005	2004
	(in thousands)
Cash flows from operating activities:
Net income (loss)	$190	$(9,342)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,720	3,524
Amortization of deferred debt financing costs	12	67
Bad debt expense	100	—
Impairment of investment in long-term non-marketable security	—	5,000
Changes in assets and liabilities
Accounts receivable	(7,728)	318
Prepaid expenses and other current assets	(517)	(472)
Other assets	76	351
Accounts payable	1,484	(1,955)
Accrued expenses	7,898	(173)
Deferred revenue	1,069	1,127
Other long term liabilities	(71)	(1,396)

Net cash provided by (used in) operating activities	4,233	(2,951)

Cash flows from investing activities:
Purchases of property and equipment	(1,023)	(117)
Purchases of available-for-sale short-term marketable investments	(2,828)	—
Maturities of available-for-sale short-term marketable investments	1,825	—
Proceeds from earn-out receivable related to sale of Speech Solutions Business	—	1,108
Proceeds from receipt of escrow receivable related to sale of Speech Solutions Business	—	1,500

Net cash provided by (used in) investing activities	(2,026)	2,491

Cash flows from financing activities:
Bank borrowings	—	2,300
Payments of bank borrowings	—	(2,300)
Payments of principal on capital lease obligations	(467)	(987)
Redemption of 5 3/4% Convertible Subordinated Notes due March 2005	(895)	—
Proceeds from exercise of warrants	910	—
Proceeds from exercises of common stock options	36	69

Net cash used in financing activities	(416)	(918)

Net increase (decrease) in cash and cash equivalents	1,791	(1,378)
Cash and cash equivalents, beginning of period	20,928	17,270

Cash and cash equivalents, end of period	$22,719	$15,892

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$66	$2,668
Supplemental disclosure of non-cash financing activities:
Conversion of 6 3/4% Convertible Subordinated Notes due June 2009 to common stock	$195	$—
Equipment acquired under capital lease obligations	$98	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

iBasis, Inc.

Condensed Notes to Consolidated Financial Statements

(1) Business and Presentation

Business

        We are a leading provider of international communications services and a provider of retail prepaid calling services. Our continuing operations consist of our Voice-Over-Internet-Protocol, or ("VoIP"), trading business, in which we connect buyers and sellers of international telecommunications services, and our retail services business. In the VoIP trading business we receive voice traffic from buyers-originating carriers who are interconnected to our network via VoIP or traditional TDM connections, and we route the traffic over the Internet to sellers-local carriers in the destination countries with whom we have established termination agreements. We use proprietary, patent-pending technology to automate the selection of routes and termination partners based on a variety of performance, quality, and business metrics. We offer this trading service on a wholesale basis to carriers, telephony resellers and other service providers worldwide and have termination agreements with local service providers in North America, Europe, Asia, the Middle East, Latin America, Africa and Australia.

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

        In September 2004, we launched a prepaid calling service, Pingo, offered directly to consumers through an eCommerce web interface, which we have included in our Retail business segment. Revenue from our Pingo services were not material in 2004 or the first quarter of 2005.

Presentation

        The unaudited condensed consolidated financial statements presented herein have been prepared by us and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair presentation. Interim results are not necessarily indicative of results for a full year.

        The unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to those rules and regulations, but we believe that the disclosures are adequate to make the information presented not misleading. The condensed consolidated financial statements and notes included herein should be read in conjunction with the consolidated financial statements and notes in our Annual Report on Form 10-K for the year ended December 31, 2004.

(2) Net income (loss) per share

        Three months ended March 31, 2005.    Basic net income per common share is determined by dividing net income by the weighted average common shares outstanding during the period. Diluted net income per share reflects the maximum dilution and is determined by dividing net income by weighted average common shares outstanding and the assumed exercise and share repurchase of dilutive stock options and warrants during the period. None of the common shares to be issued upon conversion of the 6 3/4% Convertible Subordinated Notes due June 2009 and 8% Secured Convertible Notes due June 2007 are included in diluted net income per share as they are anti-dilutive for the period.

        Three months ended March 31, 2004.    Basic and diluted net loss per common share is determined by dividing net loss by the weighted average common shares outstanding for the period. Basic and diluted net loss per share are the same, as stock options, warrants and shares to be issued upon conversion of the 6 3/4% Convertible Subordinated Notes due June 2009 and 8% Secured Convertible Notes due June 2007 are anti-dilutive.

        The following table summarizes weighted-average shares used in the computation of basic and diluted net income or loss per share for the periods presented:

	Three Months Ended March 31,
	2005	2004
	(in thousands)
Basic net income (loss) per share:
Weighted-average common shares outstanding	64,982	45,061
Diluted net income (loss) per share:
Weighted-average common shares outstanding	64,982	45,061
Options to purchase common shares	2,781	—
Warrants to purchase common shares	1,683	—

Total	69,446	45,061

Shares excluded from diluted net income (loss) per share:
Shares to be issued upon conversion of the 6 3/4% Convertible Subordinated Notes due June 2009	19,324	—
Shares to be issued upon conversion of the 8% Secured Convertible Notes due June 2007	15,676	—
Shares to be issued upon conversion of the 5 3/4% Convertible Subordinated Notes due June 2009	—	443
Options to purchase common shares	709	6,214
Warrants to purchase common shares	—	4,915

Total	35,709	11,572

(3) Stock-Based Compensation

        We account for stock-based compensation in accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," using the intrinsic-value method. In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 123R, Share-Based Payment (SFAS No. 123R). This Statement is a

revision of SFAS 123, Accounting for Stock-Based Compensation, and supercedes APB Opinion No. 25. SFAS No. 123R requires entities to recognize stock compensation expense for awards of equity instruments to employees based on the grant-date fair value of those awards. SFAS No. 123R is effective for us beginning in the first quarter of 2006. We expect to adopt SFAS No. 123R using the Statement's modified prospective application method. Adoption of SFAS No. 123R is expected to increase our stock compensation expense significantly. We are currently in the process of evaluating the impact and implementation of SFAS No. 123R.

        At March 31, 2005, we had one stock-based employee compensation plan. The following table illustrates the effect on net income or net loss, and net income or net loss per share, if we had applied the fair value recognition provisions of SFAS No. 123.

	Three Months Ended March 31,
	2005	2004
	(in thousands, except per share data)
Net income (loss):
As reported	$190	$(9,342)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(580)	(788)

Net loss—pro forma	$(390)	$(10,130)

Net income (loss) per share:
As reported—basic & diluted	$(0.00)	$(0.21)

Pro forma—basic & diluted	$(0.01)	$(0.22)

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

	Three Months Ended March 31,
	2005	2004
Risk free interest rate	3.75%	3.00%
Dividend yield	0.00%	0.00%
Expected life	5 years	5 years
Volatility	129%	139%
Fair value of options granted	$1.97	$1.61

(4) Business Segment Information

        Beginning in the second quarter of 2004, our recently created operating segment, retail prepaid calling card services and other enhanced services ("Retail") became a reportable business segment, in addition to our international wholesale VoIP services ("Trading"). Since the second quarter of 2004, revenue from our Retail business has exceeded 10% of total net revenue. We have therefore presented first quarter of 2004 business segment data as if the segments had been reported separately since January 1, 2004.

        Our Trading business consists of international long distance services we provide using VoIP. We offer these services on a wholesale basis through our worldwide network to carriers, telephony resellers and others around the world by operating through various service agreements with local service providers in North America, Europe, Asia, the Middle East, Latin America, Africa and Australia.

        Our Retail business consists of our retail prepaid calling card services, Pingo, a prepaid calling service sold to consumers through an eCommerce interface, and other enhanced services. To date, we have marketed our retail prepaid calling card services primarily to ethnic communities within major domestic markets through distributors. Revenue from our retail prepaid calling card services was 95% of our total Retail revenue in the three months ended March 31, 2005. We expect that revenue from our retail prepaid calling card services will continue to be an increasingly large percentage of our total Retail revenue in the future. Launched in the third quarter of 2004, Pingo revenues were not material in the three months ended March 31, 2005. Our other enhanced services primarily consist of revenue derived from the outsourcing of our retail prepaid calling card platform.

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

        Operating results, excluding interest income and expense and other income and expense, for our two business segments are as follows:

	Three Months Ended March 31, 2005
	Trading	Retail	Total
	(In thousands)
Net revenue	$70,751	$17,921	$88,672
Data communications and telecommunication (excluding depreciation and amortization)	61,069	15,232	76,301

Gross margin	$9,682	$2,689	12,371

Research and development expenses			3,132
Selling and marketing expenses			2,727
General and administrative expenses			3,546
Depreciation and amortization			1,720

Income from operations			$1,246

	Three Months Ended March 31, 2004
	Trading	Retail	Total
	(In thousands)
Net revenue	$53,172	$3,836	$57,008
Data communications and telecommunication (excluding depreciation and amortization)	45,679	2,911	48,590

Gross margin	$7,493	$925	8,418

Research and development expenses			3,538
Selling and marketing expenses			2,001
General and administrative expenses			2,953
Depreciation and amortization			3,524

Loss from operations			$(3,598)

	As of March 31, 2005
	Trading	Retail	Total
	(In thousands)
Segment assets	$35,562	$6,199	$41,761

Non-segment assets			56,243

Total assets			$98,004

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

        As of March 31, 2005, the accrued restructuring costs consisted of costs accrued for certain leased facilities obligations. A summary of the accrued restructuring costs for the three months ended March 31, 2005 is as follows:

Leased Facility Obligations
(In thousands)
2002 Restructuring Charge:
Accrual as of December 31, 2004	$1,691
Payments	(156)

Accrual as of March 31, 2005	$1,535

(6) Long-Term Debt

        Long-term debt consists of the following:

	March 31, 2005	December 31, 2004
	(In thousands)
6 3/4% Convertible Subordinated Notes, due June 2009	$35,749	$35,944
8% Secured Convertible Notes due June 2007	29,000	29,000
5 3/4% Convertible Subordinated Notes, due March 2005	—	895
Capital lease obligations	1,500	1,869

Total long term debt	66,249	67,708
Less-current portion	655	1,775

Long term debt, net of current portion	$65,594	$65,933

        In June 2004, we completed a refinancing of our outstanding debt obligations. As part of the refinancing, we completed an exchange offer, pursuant to which $37.3 million of our 5 3/4% Convertible Subordinated Notes due March 2005, representing approximately 98% of the total amount outstanding, were tendered for the same principal amount of new 6 3/4% Convertible Subordinated Notes due June 2009. Approximately $0.9 million of the 5 3/4% Convertible Subordinated Notes due March 2005 remained outstanding after the exchange offer. Simultaneously with the exchange offer, we prepaid all $25.2 million of our 11 1/2% Senior Secured Notes, which had a maturity date of January 2005, for cash equal to the principal amount plus accrued but unpaid interest and the issuance of warrants exercisable for an aggregate of 5,176,065 shares of our common stock at $1.85 per share. We issued $29.0 million of new 8% Secured Convertible Notes due June 2007, of which $25.2 million was used to prepay the 11 1/2% Senior Secured Notes due January 2005. The 8% Secured Convertible Notes due June 2007 are convertible into shares of common stock at $1.85 per share. On their maturity date of March 15, 2005, we redeemed the remaining $0.9 million of 5 3/4% Convertible Subordinated Notes for cash.

        In the first quarter of 2005, holders of $0.2 million of 6 3/4% Convertible Subordinated Notes due June 2009 voluntarily converted their notes into 105,405 shares of common stock at the conversion price of $1.85 per share. During the second half of 2004, holders of $1.3 million of 6 3/4% Convertible Subordinated Notes due June 2009 voluntarily converted their notes into 724,861 shares of common stock at the conversion price of $1.85 per share. In January 2005, holders of certain warrants which we issued in 2003 in connection with an exchange of debt, exercised their warrants for 1,400,000 shares of common stock at an exercise price of $0.65 per share, resulting in total proceeds to us of $0.9 million.

        In January 2005, we amended and extended our revolving line of credit with our bank. The new $15.0 million revolving line of credit has a two-year term, bears interest at the bank's prime rate plus 1/2% and is collateralized by substantially all of our assets. Borrowings under the line may also be used for letters of credit and foreign exchange contracts and are no longer on a borrowing formula. The new revolving line of credit requires us to comply with various non-financial and financial covenants, including minimum profitability and liquidity and requires us to maintain a minimum cash balance of $15.0 million with the bank, or be subject to certain additional fees. Our previous $15.0 million revolving line of credit, which commenced in December 2003, bore interest at the bank's prime rate plus 1%, matured on January 5, 2005 and was also collateralized by substantially all of our assets. Borrowings under this previous revolving line of credit were on a formula basis and were limited to eligible accounts receivable. At March 31, 2005 and December 31, 2004, we had $2.8 million and $3.0 million, respectively, in letters of credit outstanding under this agreement. We had no other borrowings outstanding under this agreement at March 31, 2005 or December 31, 2004.

        In the three months ended March 31, 2005, we entered into a capital lease agreement to finance $0.1 million in equipment purchases for The iBasis Network. The capital lease agreement has a term of sixteen months.

(7) Contingencies

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

(8) Subsidiary Guarantors

        In June 2004, we completed a refinancing of our outstanding debt obligations. As part of the refinancing, we prepaid all $25.2 million of our 11 1/2% Senior Secured Notes due January 2005 plus accrued but unpaid interest and issued warrants exercisable for an aggregate of 5,176,065 shares of our common stock at $1.85 per share. In conjunction with the refinancing we issued $29.0 million of new 8% Secured Convertible Notes due June 2007, proceeds of $25.2 million were used to prepay our 11 1/2% Senior Secured Notes due January 2005. The 8% Secured Convertible Notes due June 2007 are convertible into shares of common stock at $1.85 per share and are fully and unconditionally guaranteed, jointly and severally, by our wholly-owned subsidiaries, iBasis Global, Inc., iBasis Holdings, Inc. and iBasis Securities Corporation.

        The following tables contain condensed consolidating financial information for iBasis, Inc ("Parent Company") and iBasis Global, Inc., iBasis Holdings, Inc., and iBasis Securities Corporation (collectively, "Subsidiary Guarantors"), on a combined basis, for the periods presented. Separate financial statements of the Subsidiary Guarantors are not presented as we believe they would not be material to investors.

Condensed Consolidating Balance Sheet (Unaudited)
As of March 31, 2005
(In thousands, except per share data)
(Unaudited)

	Parent Company	Subsidiary Guarantors	Eliminations	Consolidated
Assets
Cash and cash equivalents	$21,790	$929	$—	$22,719
Short-term marketable investments	18,876			18,876
Accounts receivable, net	40,499	1,262		41,761
Prepaid expenses and other current assets	2,156	781		2,937
Due from Parent		19,378	(19,378)	—

Total current assets	83,321	22,350	(19,378)	86,293
Property and equipment, net	11,176	86		11,262
Deferred debt financing costs, net	165			165
Other assets	217	67		284
Investment in subsidiary guarantors	9,768		(9,768)	—

Total assets	$104,647	$22,503	$(29,146)	$98,004

Liabilities and stockholders' deficit
Accounts payable	$18,887	$6,937	$—	$25,824
Accrued expenses	14,286	5,798		20,084
Deferred revenue	7,372			7,372
Current portion of long-term debt	655			655
Due to Subsidiary Guarantors	9,248		(9,248)	—

Total current liabilities	50,448	12,735	(9,248)	53,935
Long-term debt, net of current portion	65,594			65,594
Other long-term liabilities	1,061			1,061
Stockholders' equity (deficit):
Common stock, $0.001 par value, authorized 170,000 shares; issued and outstanding 65,182 shares	66			66
Treasury stock; 1,135 shares at cost	(341)			(341)
Additional paid-in capital	407,277	10,130	(10,130)	407,277
Capital stock of subsidiary guarantors		100	(100)	—
Accumulated other comprehensive loss	(36)			(36)
Accumulated deficit	(419,422)	(462)	(9,668)	(429,552)

Total stockholders' equity (deficit)	(12,456)	9,768	(19,898)	(22,586)

Total liabilities and stockholders' equity (deficit)	$104,647	$22,503	$(29,146)	$98,004

Condensed Consolidating Balance Sheet
As of December 31, 2004
(In thousands, except per share data)
(Unaudited)

	Parent Company	Subsidiary Guarantors	Eliminations	Consolidated
Assets
Cash and cash equivalents	$19,121	$1,807	$—	$20,928
Short-term marketable investments	17,897			17,897
Accounts receivable, net	32,853	1,280		34,133
Prepaid expenses and other current assets	1,642	778		2,420
Due from parent		14,352	(14,352)	—

Total current assets	71,513	18,217	(14,352)	75,378
Property and equipment, net	11,753	108		11,861
Deferred debt financing costs, net	177			177
Other assets	300	60		360
Investment in subsidiary guarantors	9,800		(9,800)	—

Total assets	$93,543	$18,385	$(24,152)	$87,776

Liabilities and stockholders' deficit
Accounts payable	$19,674	$4,666	$—	$24,340
Accrued expenses	8,267	3,919		12,186
Deferred revenue	6,303			6,303
Current portion of long-term debt	1,775			1,775
Due to subsidiary guarantors	4,222		(4,222)	—

Total current liabilities	40,241	8,585	(4,222)	44,604
Long-term debt, net of current portion	65,933			65,933
Other long-term liabilities	1,132			1,132
Stockholders' equity (deficit):
Common stock, $0.001 par value, authorized 170,000 shares; issued and outstanding 64,778 shares	65			65
Treasury stock; 1,135 shares at cost	(341)			(341)
Additional paid-in capital	406,137	10,130	(10,130)	406,137
Capital stock of subsidiary guarantors		100	(100)	—
Accumulated other comprehensive loss	(12)			(12)
Accumulated deficit	(419,612)	(430)	(9,700)	(429,742)

Total stockholders' equity (deficit)	(13,763)	9,800	(19,930)	(23,893)

Total liabilities and stockholders' equity (deficit)	$93,543	$18,385	$(24,152)	$87,776

Condensed Consolidating Statement of Operations
Three Months Ended March 31, 2005
(In thousands)
(Unaudited)

	Parent Company	Subsidiary Guarantors	Eliminations	Consolidated
Net revenue	$88,454	$2,858	$(2,640)	$88,672
Costs and expenses:
Data communications and telecommunications	76,356	1,840	(1,895)	76,301
Research and development	2,695	437		3,132
Selling and marketing	2,199	528		2,727
General and administrative	4,227	64	(745)	3,546
Depreciation and amortization	1,698	22		1,720

Total costs and expenses	87,175	2,891	(2,640)	87,426
Income (loss) from operations	1,279	(33)	—	1,246
Interest income	209	1		210
Interest expense	(1,246)			(1,246)
Equity in income (loss) of subsidiary guarantors	(32)		32	—
Other expenses, net	(20)			(20)

Net income (loss)	$190	$(32)	$32	$190

Condensed Consolidating Statement of Operations
Three Months Ended March 31, 2004
(In thousands)
(Unaudited)

	Parent Company	Subsidiary Guarantors	Eliminations	Consolidated Total
Net revenue	$56,896	$2,147	$(2,035)	$57,008
Costs and expenses:
Data communications and telecommunications	48,706	1,811	(1,927)	48,590
Research and development	3,094	444		3,538
Selling and marketing	1,453	548		2,001
General and administrative	2,983	78	(108)	2,953
Depreciation and amortization	3,485	39		3,524

Total costs and expenses	59,721	2,920	(2,035)	60,606
Loss from operations	(2,825)	(773)	—	(3,598)
Interest income	14			14
Interest expense	(738)	(1)		(739)
Impairment of investment in long-term non-marketable security	(5,000)			(5,000)
Equity in income (loss) of subsidiary guarantors	(792)		792	—
Other expenses, net	(1)	(18)		(19)

Net loss	$(9,342)	$(792)	$792	$(9,342)

Condensed Consolidating Statement of Cash Flows
Three Months Ended March 31, 2005
(In thousands)
(Unaudited)

	Parent Company	Subsidiary Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$190	$(32)	$32	$190
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	1,698	22		1,720
Amortization of deferred debt financing costs	12			12
Bad debt expense	100			100
Change in assets and liabilities
Accounts receivable	(7,746)	18		(7,728)
Prepaid expenses and other current assets	(514)	(3)		(517)
Other assets	83	(7)		76
Accounts payable	(787)	2,271		1,484
Accrued expenses	6,019	1,879		7,898
Deferred revenue	1,069			1,069
Other long-term liabilities	(71)			(71)
Due from parent		(5,026)	5,026	—
Due to subsidiary guarantors	5,026		(5,026)	—

Net cash provided by (used in) continuing operating activities	5,079	(878)	32	4,233

Cash flows from investing activities:
Purchases of property and equipment	(1,023)			(1,023)
Purchases of available-for-sale short-term marketable securities	(2,828)			(2,828)
Maturities of available-for-sale short- term marketable securities	1,825			1,825
Equity in income (loss) of subsidiary guarantors	32		(32)	—

Net cash provided by (used in) investing activities	(1,994)		(32)	(2,026)

Cash flows from financing activities:
Redemption of 5 3/4% Convertible Subordinated Notes due March 2005	(895)			(895)
Payments of principal on capital lease obligations	(467)			(467)
Proceeds from exercise of warrants	910			910
Proceeds from exercises of common stock options	36			36

Net cash provided by (used in) financing activities	(416)			(416)

Net increase (decrease) in cash and cash equivalents	2,669	(878)		1,791

Cash and cash equivalents, beginning of period	19,121	1,807		20,928

Cash and cash equivalents, end of period	$21,790	$929	$—	$22,719

Condensed Consolidating Statement of Cash Flows
Three Months Ended March 31, 2004
(In thousands)
(Unaudited)

	Parent Company	Subsidiary Guarantors	Eliminations	Consolidated Total
Cash flows from operating activities:
Net loss from continuing operations	$(9,342)	$(792)	$792	$(9,342)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	3,485	39		3,524
Amortization of deferred debt Financing costs	67			67
Impairment of investment in long-term non-marketable security	5,000			5,000
Change in assets and liabilities
Accounts receivable	291	27		318
Prepaid expenses and other current assets	(423)	(49)		(472)
Other assets	351			351
Accounts payable	(3,394)	1,439		(1,955)
Accrued expenses	(572)	399		(173)
Deferred revenue	1,127			1,127
Other long-term liabilities	(1,396)			(1,396)
Due from parent		(699)	699	—
Due to subsidiary guarantors	699		(699)	—

Net cash provided by (used in) continuing operating activities	(4,107)	364	792	(2,951)

Cash flows from investing activities:
Purchases of property and equipment	(113)	(4)		(117)
Proceeds from earn-out receivable related to sale of Speech Solutions Business	1,108			1,108
Proceeds from receipt of escrow receivable related to sale of Speech Solutions Business	1,500			1,500
Equity in income (loss) of subsidiary guarantors	792		(792)	—

Net cash provided by (used in) investing activities	3,287	(4)	(792)	2,491

Cash flows from financing activities:
Bank borrowings	2,300			2,300
Payments of bank borrowings	(2,300)			(2,300)
Payments of principal on capital lease obligations	(987)			(987)
Proceeds from exercises of common stock options	69			69
Dividends paid

Net cash used in financing activities	(918)			(918)

Net increase (decrease) in cash and cash equivalents	(1,738)	360		(1,378)

Cash and cash equivalents, beginning of period	15,520	1,750		17,270

Cash and cash equivalents, end of period	$13,782	$2,110	$—	$15,892

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        This Form 10-Q, including without limitation Management's Discussion and Analysis of Financial Condition and Results of Operations, contains "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). We intend the forward-looking statements to be covered by the safe harbor for forward-looking statements in such sections of the Exchange Act. These forward-looking statements include, without limitation, statements about our market opportunity, strategies, competition, expected activities, expected profitability and investments as we pursue our business plan, and the adequacy of our available cash resources. These forward-looking statements are usually accompanied by words such as "believe," "anticipate," "plan," "seek," "expect," "intend" and similar expressions. The forward-looking information is based on various factors and was derived using numerous assumptions.

        Forward-looking statements necessarily involve risks and uncertainties, and our actual results could differ materially from those anticipated in the forward-looking statements due to a number of factors, including those set forth below under "Risk Factors" and elsewhere in this report. The factors set forth below under "Risk Factors" and other cautionary statements made in this Form 10-Q should be read and understood as being applicable to all related forward-looking statements wherever they appear herein. The forward-looking statements contained in this Form 10-Q represent our judgment as of March 31, 2005. We caution readers not to place undue reliance on such statements. Except as required by law, we undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

Overview

        We are a leading provider of international communications services and a provider of retail prepaid calling services. Our continuing operations consist of our Voice-Over-Internet-Protocol, or ("VoIP"), trading business, in which we connect buyers and sellers of international telecommunications services, and our retail services business. In the VoIP trading business we receive voice traffic from buyers-originating carriers who are interconnected to our network via VoIP or traditional TDM connections, and we route the traffic over the Internet to sellers-local carriers in the destination countries with whom we have established termination agreements. We use proprietary, patent-pending technology to automate the selection of routes and termination partners based on a variety of performance, quality, and business metrics. We offer this trading service on a wholesale basis to carriers, telephony resellers and other service providers worldwide and have termination agreements with local service providers in North America, Europe, Asia, the Middle East, Latin America, Africa and Australia.

        Our retail services business was launched during the third quarter of 2003, with the introduction of our retail prepaid calling cards which are marketed through distributors primarily to ethnic communities within major metropolitan markets in the U.S. Our retail prepaid calling card business leverages our existing international VoIP network and termination agreements and has the potential to deliver higher margins than those typically achieved in the VoIP trading business. In addition, the retail prepaid calling card business typically has a faster cash collection cycle than the VoIP trading business. Beginning in the second quarter of 2004, we created a new reportable business segment, retail prepaid calling card services and other enhanced services ("Retail"), in addition to our international VoIP trading business ("Trading"). Since the second quarter of 2004, revenue from our Retail business has exceeded 10% of our total net revenue. In September 2004, we launched a prepaid calling service, Pingo, offered directly to consumers through an eCommerce web interface, which we have included in our Retail business segment. Revenue from our Pingo services were not material in 2004 or the first quarter of 2005.

        We continue to expand our market share in VoIP Trading services by expanding our customer base and by introducing cost-effective solutions for our customers to interconnect with our network. Recently, we expanded our DirectVoIP offering with DirectVoIP Broadband, which addresses interconnection requirements that are specific to the growing consumer VoIP market, which we believe offers significant growth potential for us.

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

        We believe both business segments will benefit from our recently launched PremiumCertified international routing product. PremiumCertified is designed to enhance our ability to compete for retail international traffic from existing customers as well as from mobile operators and emerging consumer VoIP providers. PremiumCertified features routes to more than 500 destinations that are actively monitored and managed to deliver a level of quality that is equal to or exceeds the highest industry benchmarks for retail quality.

        Our current plans include:

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

        We anticipate that the March 31, 2005 balance of $41.6 million in cash, cash equivalents and short-term marketable investments, together with cash flow generated from operations, will be sufficient to fund our operations and debt service requirements for at least the next twelve months.

        The following discussion and analysis of our financial condition and results of operations for the three months ended March 31, 2005 and 2004 should be read in conjunction with the unaudited condensed consolidated financial statements and footnotes for the three months ended March 31, 2005 included herein, and the year ended December 31, 2004, included in our Annual Report on Form 10-K.

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

        Short-term marketable investments consist of:

	March 31, 2005		December 31, 2004
	Fair Value	Unrealized Gain (Loss)	Fair Value	Unrealized Gain (Loss)
	(In thousands)
Government securities	$7,766	$(19)	$7,728	$(7)
Commercial paper and corporate bonds	11,110	(17)	10,169	(5)

Total	$18,876	$(36)	$17,897	$(12)

        The net unrealized loss of $36,000 as of March 31, 2005 on our short-term marketable investments in government securities, commercial paper and government bonds was caused by interest rate increases. Because we have the ability and intent to hold these investments until a recovery of fair value, which may be maturity, we do not consider these investments to be other-than-temporarily impaired at March 31, 2005 due to the short-term duration and insignificant severity of the impairment. As of March 31, 2005 and December 31, 2004, the unrealized loss on our short-term marketable securities is the only difference between reported net income or loss and total comprehensive loss.

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

        Impairment of Long Lived Assets.    Our long lived assets consist primarily of property and equipment. We have assessed the realizability of these assets and determined that there was no asset impairment as of March 31, 2005 for these assets. Any future impairment would not impact cash flow but would result in an additional charge in our statement of operations.

        Restructuring Charges.    During 2002 and 2001, we recorded significant charges to operations in connection with our restructuring programs. The related reserves reflect estimates, including those pertaining to severance costs and facility exit costs. We assess the reserve requirements to complete each restructuring program at the end of each reporting period. Actual experience may be different from these estimates. We had no restructuring charges in the three months ended March 31, 2005 and 2004.

        Income Taxes.    We have net deferred tax assets related to net operating loss carryforwards and tax temporary differences that expire at various dates through 2024. Significant judgment is required in determining our provision for income taxes, the carrying value of deferred tax assets and liabilities and the valuation allowance recorded against net deferred tax assets. Factors such as future reversals of deferred tax assets and liabilities, projected future taxable income, changes in enacted tax rates and the period over which our deferred tax assets will be recoverable are considered in making these determinations. We have not provided any tax provision against net income of $190,000 for the three months ended March 31, 2005 as a result of reversing a portion of our previously provided valuation allowance on our net deferred tax assets. In addition, as we have historically had net operating losses and since we have only completed the first quarter of the current year, our profitability for the year cannot be reasonably assured, as such, we have continued to provide a full valuation allowance against our net deferred tax assets. Based on our net income of $190,000 for the three months ended March 31, 2005, our tax provision would have been approximately $70,000 and we would have realized an offsetting tax benefit of the same amount relating to the realization of a portion of our deferred tax asset. We evaluate the realizability of our deferred tax assets quarterly and we may reverse a portion, or all of our net deferred tax asset in future periods. If this occurs, a tax benefit would be recorded for financial reporting purposes. Our deferred tax asset, subject to a 100% valuation allowance, was approximately $109.7 million as of December 31, 2004.

Results from Continuing Operations

        The following table sets forth for the periods indicated the principal items included in the Consolidated Statement of Operations as a percentage of net revenue.

	Three Months Ended March 31,
	2005	2004
Net revenue	100.0%	100.0%
Costs and operating expenses:
Datacommunications and telecommunications	86.0	85.2
Research and development	3.6	6.2
Selling and marketing	3.1	3.5
General and administrative	4.0	5.2
Depreciation and amortization	1.9	6.2

Total costs and operating expenses	98.6	106.3
Income (loss) from operations	1.4	(6.3)
Interest income	0.2	—
Interest expense	(1.4)	(1.3)
Impairment of investment in long-term non-marketable security	—	(8.8)
Other expenses, net	—	—

Net income (loss)	0.2%	(16.4)%

Three Months Ended March 31, 2005 Compared to March 31, 2004

        Net revenue.    Our primary source of revenue is the fees that we charge customers for completing voice and fax calls over our network. Revenue is dependent on the volume of voice and fax traffic carried over our network and revenue from the sale of our prepaid calling services. Our VoIP Trading revenue is dependent on the volume of voice and fax traffic carried over our network, which is measured in minutes. We charge our customers fees, per minute of traffic, that are dependent on the length and destination of the call and recognize this revenue in the period in which the call is completed. Our average revenue per minute is based upon our total net revenue divided by the number of minutes of traffic over our network for the applicable period. Average revenue per minute is a key telecommunications industry financial measurement. We believe this measurement is useful in understanding our financial performance, as well as industry trends. Although the long distance telecommunications industry has been experiencing declining prices in recent years, due to the effects of deregulation and increased competition, our average revenue per minute can fluctuate from period to period as a result of shifts in traffic over our network to higher priced, or lower priced, destinations.

        Our total net revenue increased by approximately $31.7 million, or 56%, to $88.7 million for 2005 from $57.0 million for 2004. Traffic carried over our network increased 72% to approximately 1.8 billion minutes for 2005 from 1.0 billion minutes for 2004 and our average revenue per minute was 5.0 cents per minute in 2005 compared to 5.6 cents per minute in 2004. Trading revenue increased $17.6 million, or 33%, to $70.8 million for 2005 from $53.2 million in 2004. Retail revenues increased $14.1 million, or 367%, to $17.9 million in 2005 from $3.8 million in 2004. This increase reflects the rapid growth we have achieved with our retail prepaid calling card services, which we introduced in the third quarter of 2003. Revenue from our Pingo calling services, which we launched in September 2004, was not material in the three months ended March 31, 2005.

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

        Data communications and telecommunications expenses increased by $27.7 million, or 57%, to $76.3 million for 2005 from $48.6 million for 2004, in line with our growth in total net revenue. Data communications and telecommunications expenses were $61.1 million and $15.2 million for our Trading and Retail business segments, respectively, in 2005. The increase in data communications and telecommunications expense primarily reflects the increase in traffic, as discussed above. The largest component of this expense, termination costs, increased to $74.6 million for 2005 from $47.3 million for 2004, while circuit costs increased to $1.7 million for 2005 from $1.3 million for 2004. As a percentage of total net revenue, data communications and telecommunications expenses increased to 86.0% for 2005 from 85.2% in 2004.

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

        Research and development expenses decreased $0.4 million to $3.1 million for 2005 from $3.5 million for 2004. The decrease in research and development expenses is due to greater operational efficiencies supporting the iBasis Network, including reduced network hardware and software maintenance costs. As a percentage of net revenue, research and development expenses decreased to 3.6% for 2005 from 6.2% for 2004.

        Selling and marketing expenses.    Selling and marketing expenses include expenses relating to the salaries, payroll taxes, benefits and commissions that we pay for sales personnel and the expenses associated with the development and implementation of our promotion and marketing campaigns.

        Selling and marketing expenses increased by $0.7 million, to $2.7 million in 2005, from $2.0 million in 2004. The increase in expenses primarily relates to additional investments we have made in sales and marketing to support our rapidly expanding Retail business. As a percentage of net revenue, selling and marketing expenses decreased to 3.1% for 2005 from 3.5% for 2004.

        General and administrative expenses.    General and administrative expenses include salaries, payroll taxes and benefits, and related costs for general corporate functions, including executive management, finance and administration, legal and regulatory, facilities, information technology and human resources.

        General and administrative expenses increased by $0.6 million to $3.5 million for 2005 from $2.9 million for 2004. The increase in expenses primarily relates to professional fees and charges related to changes in foreign currencies. In 2005, our foreign currency translation and transaction losses, net, were $0.2 million, compared to a net gain of $0.2 million in 2004. As a percentage of net revenue, general and administrative expenses decreased to 4.0% for 2005 and 5.2% for 2004.

        Depreciation and amortization expenses.    Depreciation and amortization expenses decreased by $1.8 million to $1.7 million for 2005 from $3.5 million for 2004. This decrease was primarily due to the end of the useful life of certain networking equipment. As a percentage of net revenue, depreciation and amortization expenses decreased to 1.9% for 2005 from 6.2% for 2004.

        Interest income.    Interest income was $210,000 and $14,000 for 2005 and 2004, respectively. The increase primarily reflects the income earned on the proceeds from our private equity placement in September 2004, which have been invested in short-term marketable securities.

        Interest expense.    Interest expense in 2005 is primarily composed of interest expense on the 6 3/4% Convertible Subordinated Notes due June 2009 and the 8% Secured Convertible Notes due June 2007, as well as capital leases. Interest expense increased by $0.5 million to $1.2 million in 2005 from $0.7 million in 2004. Previously, all of the interest on our 11 1/2% Senior Secured Notes due January 2005, which were prepaid in June 2005 as part of our debt refinancing, had been charged to the gain on bond exchanges in 2003, in accordance with SFAS No. 15, "Accounting by Debtors and Creditors Regarding Troubled Debt Restructuring." As a result, prior to the third quarter of 2004, interest expense did not include interest on these 11 1/2% Senior Secured Notes due January 2005.

        Other expenses, net.    Other expenses, net were $20,000 and $19,000 in 2005 and 2004, respectively, and relate mostly to state excise, use and franchise taxes.

        Income taxes.    We did not have an income tax provision for 2005, as a result of reversing a portion of our valuation allowance against our net deferred tax assets associated with significant net operating loss carry-forwards. We did not record an income tax benefit in 2004, as we believed that it was more likely than not that those benefits would not be realized and a full valauation allowance had been recorded.

        Net income (loss).    We reported our first quarter of profitability in 2005, with net income of $0.2 million, compared to a loss of $9.3 million in 2004. Excluding the impairment of an investment in a long-term non-marketable security, the loss in 2004 was $4.3 million. Our profitability in 2005, compared to our loss of $4.3 million in 2004, excluding the $5.0 million impairment charge, was primarily a result of the significant growth in net revenue year-to-year.

Liquidity and Capital Resources

        Our principal capital and liquidity needs historically have related to the development of our network infrastructure, our sales and marketing activities, research and development expenses, and general capital needs. Our working capital needs have been met, in large part, from the net proceeds from our public and private offerings of common stock and issuances of convertible debt. In addition, we have also met our capital needs through vendor capital leases and other equipment financings.

        Net cash provided by operating activities for the three months ended March 31, 2005 was $4.2 million, compared to net cash used of $3.0 million for the same period in 2004. The net cash provided by operating activities in 2005 was largely a result of net income for the period of $0.2 million, non-cash depreciation charges of $1.7 million and an increase in current liabilities. Cash used in operating activities in 2004 of $3.0 million was primarily the result of the net loss of $9.3 million, less non-cash charges of $8.6 million.

        Net cash used in investing activities of $2.0 million for the three months ended March 31, 2005 includes $1.0 million for purchases of equipment to support the expansion of the iBasis Network. In addition, we used $2.8 million for purchases of short-term available-for-sale marketable investments and received proceeds of $1.8 million from the maturities of short-term marketable investments. Cash provided by investing activities in the three months ended March 31, 2004 of $2.5 million relates to the proceeds from an earn-out receivable and escrow payment of $1.1 million and $1.5 million, respectively, relating to the sale of our former Speech Solutions Business, less $0.1 million in purchases of equipment.

        Net cash used in financing activities was $0.4 million for the three months ended March 31, 2005 compared to cash used in financing activities of $0.9 million for the three months ended March 31, 2004. Cash used in financing activities in 2005 included the redemption of $0.9 million of our remaining 5 3/4% Convertible Subordinated Notes due March 2005 and payments of capital lease obligations of $0.5 million. In addition, we received proceeds of $0.9 million from the exercise of 1.4 million warrant shares to purchase our common stock during the three months ended March 31, 2005.

        We had no borrowings under our bank line of credit at March 31, 2005 or December 31, 2004. At March 31, 2005, we had issued outstanding letters of credit of $2.8 million.

        We anticipate that the March 31, 2005 balance of $41.6 million in cash, cash equivalents and short-term marketable investments, together with cash flow generated from operations, will be sufficient to fund our operations and debt service requirements for at least the next twelve months.

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

Contractual Obligations

        The following table summarizes our future contractual obligations as of March 31, 2005 and displays our future contractual obligations:

	Payment Due Dates
	Total	Less than 1 Year	1 to 2 Years	2 to 3 Years	3 to 5 Years	After 5 Years
	(In thousands)
6 3/4% Convertible Subordinated Notes due 2009	$35,749	$—	$—	$—	$35,749	$—
8% Secured Convertible Notes due 2007	29,000			29,000
Capital lease obligations	1,500	655	622	223
Operating leases	11,209	2,751	2,373	2,082	1,695	2,308

Total	$77,458	$3,406	$2,995	$31,305	$37,444	$2,308

Interest on 6 3/4% Convertible Subordinated Notes due 2009	$10,859	$2,413	$2,413	$2,413	$3,620
Interest on 8% Secured Convertible Notes due 2007	5,800	2,320	2,320	1,160

Total	$16,659	$4,733	$4,733	$3,573	$3,620

Future Accounting Pronouncements

        In April 2005, the Securities and Exchange Commission announced a new rule that amends the compliance date for adoption of Statement of Financial Accounting Standards No. 123R, Share-Based Payment ("SFAS No. 123R"). The new rule extends the required adoption of SFAS No. 123R for companies with calendar fiscal years to the first quarter of 2006. SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. The Statement requires entities to recognize stock compensation expense for awards of equity instruments to employees based on the grant-date fair value of those awards (with limited exceptions).

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

        We will need additional capital in the future to fund our operations, finance investments in equipment and corporate infrastructure, expand our network, increase the range of services we offer and respond to competitive pressures and perceived opportunities. We have had a history of negative cash flows from operations. Although we generated $4.2 in cash flow from operations in the three months ended March 31, 2005, our negative cash flow from operations was $7.2 million and $3.2 million in the years ended December 31, 2004 and 2003, respectively. Cash flow from operations and cash on hand may not be sufficient to cover our operating expenses, working capital, interest on and repayment of our debt and capital investment needs. We may not be able to obtain additional financing on terms acceptable to us, if at all. If we raise additional funds by selling equity securities, the relative equity ownership of our existing investors could be diluted or the new investors could obtain terms more favorable than previous investors. A failure to obtain additional funding could prevent us from making expenditures that are needed to allow us to grow or maintain our operations.

Our financial condition, and the restrictive covenants contained in our credit facility may limit our ability to borrow additional funds or raise additional equity as may be required to fund our future operations.

        Although we had net income of $0.2 million in the three months ended March 31, 2005, we incurred significant losses from continuing operations of $19.4 million and $10.9 million for the years ended December 31, 2004 and 2003, respectively. Our accumulated deficit, and stockholders' deficit, was $429.6 million and $22.6 million, respectively, as of March 31, 2005. Moreover, the terms of our $15 million revolving credit facility and our debt exchange may limit our ability to, among other things:

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

        Our available cash, cash equivalents and short-term marketable investments and the borrowing capacity under our credit facility may not be sufficient to fund our operating and capital expenditure requirements in the foreseeable future. Our ability to borrow additional funds or raise additional equity is limited by the terms of our outstanding debt and/or our financial condition. Additionally, events such as our inability to maintain profitable operations, could adversely affect our liquidity and our ability to attract additional funding as required.

We may not be able to pay our debt and other obligations and our assets may be seized as a result.

        We may not generate the cash flow required to pay our liabilities as they become due. As of March 31, 2005, our outstanding debt included $35.7 million of 6 3/4% Convertible Subordinated Notes due June 2009 and $29.0 million of 8% Secured Convertible Notes due June 2007. The 8% Secured Convertible Notes due June 2007 are secured by a second security interest in substantially all of our assets. We must pay interest on the 6 3/4% Convertible Subordinated Notes due June 2009, and the 8% Secured Convertible Notes due June 2007 twice a year. If our cash flow is inadequate to meet these obligations, we will default on the notes. Any default of the 6 3/4% Convertible Subordinated Notes due June 2009 and the 8% Secured Convertible Notes due June 2007 could allow our note holders to foreclose upon our assets or try to force us into bankruptcy.

        As of March 31, 2005, we had approximately $2.8 million of outstanding letters of credit issued under our bank revolving line of credit totaling $15.0 million. The bank holds a senior security interest in substantially all of our assets. If we fail to pay our liabilities under this credit line, the bank may enforce all available remedies and foreclose upon our assets to satisfy any amounts owed. There are certain cross-default provisions among our bank and other debt instruments whereby a default under one such instrument could result in a default under other such instruments.

We may be unable to repay or repurchase the 8% Secured Convertible Notes or the 6 3/4% Convertible Subordinated Notes upon a repurchase event and be forced into bankruptcy.

        The holders of the 8% Secured Convertible Notes due June 2007 may require us to repurchase or prepay all of these notes upon a "repurchase event," as defined in such instruments. A repurchase event under the 8% Secured Convertible Notes due June 2007 includes a change of control under certain circumstances or a termination of listing of our common stock on a U.S. national securities exchange or trading on an established over-the-counter trading market in the U.S. In addition, upon the receipt of proceeds of certain asset sales by us that generate proceeds in excess of $10,000,000 (or if an event of default exists, regardless of the amount) that is not invested or used to reduce existing indebtedness and does not result in a change of control, we are required to use the proceeds from the asset sale to prepay or repurchase the 8% Secured Convertible Notes due June 2007. We may not have sufficient cash reserves to repurchase the 8% Secured Convertible Notes due June 2007 at such time, which would cause an event of default under the 8% Secured Convertible Note Indenture and under our other debt obligations and may force us to declare bankruptcy.

        The holders of the 6 3/4% Convertible Subordinated Notes due June 2009 may require us to repurchase all or any portion of the outstanding 6 3/4% Convertible Subordinated Notes due June 2009 upon a "repurchase event," as defined in such instruments. A repurchase event under the 6 3/4% Convertible Subordinated Notes due June 2009 includes a change in control under certain circumstances or a termination of listing of our common stock on a U.S. national securities exchange or trading on an established over-the-counter trading market in the U.S. We may not have sufficient cash reserves to repurchase the 6 3/4% Convertible Subordinated Notes due June 2009 at such time, which would cause an event of default under the 6 3/4% Convertible Subordinated Note Indenture and under our other debt obligations and may force us to declare bankruptcy.

Investor interest in the Common Stock may be negatively affected by our continued trading on the Over-the-Counter Bulletin Board.

        Since receiving a determination from the Nasdaq National Market on November 13, 2002 that shares of our common stock would no longer trade on the Nasdaq National Market because we failed to meet certain minimum listing requirements, our common stock began trading on the NASD-operated Over-the-Counter Bulletin Board. The Over-the-Counter Bulletin Board market is generally considered to be less efficient and not as liquid as the Nasdaq National Market (now known as the Nasdaq Stock Market). Trading in this market may decrease the market value and liquidity of our common stock, which could materially and adversely affect our ability to attract additional investment to finance our operations.

        We have also learned that our common stock may be trading on the Berlin, Germany stock exchange, which we have not authorized. Such exchange has been rumored to allow "naked" short selling of stock, or otherwise not comply with exchange requirements that are customary in the U.S., and could thereby be detrimental to the value of our stock and our ability to attract investors.

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

        If foreign governments or other bodies begin to impose related restrictions on VoIP or our other services or otherwise enforce criminal or other laws against us, our affiliates or employees, such actions could have a material adverse effect on our ability to maintain profitability.

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

        While the FCC to date has maintained an informal policy that information service providers, including VoIP providers, are not telecommunications carriers for regulatory purposes, various entities have challenged this idea, before the FCC and at various state government agencies. The FCC recently ruled against AT&T, finding that certain traffic AT&T carried in part utilizing an Internet protocol format was nonetheless regulated telecommunications for which terminating access charges were due. The FCC has also found that AT&T's prepaid calling cards, which AT&T had claimed as an enhanced, non-regulated offering, constituted traditional telecommunications for which universal service subsidies are due. In so doing, the FCC imposed such liability retroactively, and ruled that similarly situated carriers must also fulfill reporting and contribution requirements for universal service funding. We believe that iBasis qualifies for the enhanced service provider ("ESP") exemption for federal universal service fund contributions because it provides an Internet telephony information service. We have, nevertheless, while reserving rights to claim the ESP exemption, decided to contribute to the federal universal service fund as of January 1, 2005 on our interstate Internet telephony transport revenues. The FCC is proceeding over two related Notices of Proposed Rulemaking, one on regulation of prepaid calling cards and the extent that Internet protocol capabilities insulate such offerings from traditional regulation, including Federal universal service fund, and a previous proceeding covering IP-enabled services more generally. Adverse rulings or rulemakings could subject us to licensing requirements and additional fees and subsidies.

        The IRS and the U.S. Department of Treasury have issued a notice of proposed rulemaking suggesting that VoIP calls may be subject to a 3% federal excise tax which could effect our competitiveness.

        We have offered our prepaid international calling card services on a wholesale basis to international carrier customers, and others, some of which provide these services to end-user customers, enabling them to call internationally over The iBasis Network from the U.S. We have participated in the selling and marketing of such cards on a retail basis. Further, we have entered the retail market with a web-based prepaid card offering. Although the calling cards are not primarily used for domestic interstate or intrastate use, we have not blocked the ability to place such calls or required our wholesale customers or distributors to show evidence of their compliance with U.S. and state regulations. As a result, there may be incidental domestic use of the cards. Domestic calling may employ transport and switching that is not connected to the Internet and, therefore, may not enjoy the lighter regulation to which we believe our Internet-based services are subject. Because we provide services that are primarily wholesale and/or international and utilize VoIP technology, we do not believe that we are subject to federal or state telecommunications regulation for the possible uses of these services described here and, accordingly, we have not obtained state licenses, filed state or federal tariffs, posted bonds, or undertaken other possible compliance steps. Under current standards or as-yet undetermined rules, the FCC and state regulatory authorities may not agree with our position. If they do not, we could become subject to regulation at the federal and state level for these services, and could become subject to licensing and bonding requirements, and federal and state fees and taxes, and other laws, all of which could materially affect our business.

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

        Nonetheless, we have indirectly paid, and intend to continue paying, payphone service providers as part of our prepaid calling card business. To date, we have reimbursed certain of our toll-free access vendors—facilities-based long distance carriers from which we have received payphone calls that could be construed to be compensable under the payphone compensation rules—who have indeed paid payphone compensation for such calls. We have contracted with a clearinghouse to remit funds directly to payphone service providers for calls originating from payphones utilizing our prepaid calling cards. For all other types of traffic related to our wholesale business, we believe that we are not responsible for payphone compensation, but rather that the carrier that precedes us is. In accordance therewith, for wholesale traffic, we are seeking to apportion such responsibility by contract.

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

  •
  fraudulently sent or received traffic which is unbillable, or which we may be liable;

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

        Because of these factors, you should not rely on quarter-to-quarter comparisons of our results of operations as an indication of our future performance. It is possible that, in future periods, our results of operations will be significantly lower than the estimates of public market analysts, investors or our own estimates. Such a discrepancy could cause the price of our common stock to decline significantly and prevent us from sustaining profitability.

We may never generate sufficient revenue to sustain profitability if telecommunications carriers and other communications service providers or others are reluctant to use our services or do not use our services, including any new services, in sufficient volume.

        If the market for VoIP telephony and new services does not develop as we expect, or develops more slowly than expected, our business, financial condition and results of operations will be materially and adversely affected.

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

        The growth of our core business depends on carriers and other communications service providers generating an increased volume of international voice and fax traffic and selecting our network to carry at least some of this traffic. Similarly, the growth of any retail services we offer depends on these factors as well as acceptance in the market of the brands that we service, including their respective rates, terms and conditions. If the volume of international voice and fax traffic and associated or other retail services fail to increase, or decrease, and these parties or other customers do not employ our network or otherwise use our services, our ability to sustain profitability will be materially and adversely affected.

We may not be able to collect amounts due to us from our customers and we may have to disgorge amounts already paid.

        Some of our customers have closed their businesses or filed for bankruptcy owing us significant amounts for services we have provided to them in the past. Despite our efforts to collect these overdue funds, we may never be paid. The bankruptcy court may require us to continue to provide services to these companies during their reorganizations. Other customers may discontinue their use of our services at any time and without notice, or delay payments that are owed to us. Additionally, we may have difficulty in collecting amounts from them. Although we have internal credit risk policies to identify companies with poor credit histories, we may not effectively manage these policies and may provide services to companies that refuse to pay. The risk is even greater in foreign countries, where the legal and collection systems available may not be adequate or impartial for us to enforce the payment provisions of our contracts. Our cash reserves will be reduced and our results of operations will be materially adversely affected if we are unable to collect amounts from our customers.

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

        Parties that Maintain Phone and Data Lines and Other Telecommunications Services.    Our business model depends on the availability of the Internet and traditional telephone networks to transmit voice and fax calls. Third parties maintain and own these networks, other components that comprise the Internet, and business relationships that allow telephone calls to be terminated over the public switched telephone network. Some of these third parties are telephone companies. They may increase their charges for using these lines at any time and thereby decrease our profitability. They may also fail to maintain their lines properly, fail to maintain the ability to terminate calls, or otherwise disrupt our ability to provide service to our customers. Any such failure that leads to a material disruption of our ability to complete calls or provide other services could discourage our customers from using our network, which could effect our ability to maintain profitability.

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

        We compete in our Trading business principally on quality of service and price. In recent years, prices for long distance telephone services have been declining as a result of deregulation and increased competition. We face competition from major telecommunications carriers, such as AT&T, British Telecom, Deutsche Telekom, MCI and Qwest, as well as new emerging carriers. We also compete with Internet protocol and other VoIP service providers who route traffic to destinations worldwide. Also, VoIP service providers that presently focus on retail customers may in the future enter the wholesale market and compete with us. If we cannot offer competitive prices and quality of service, our business could be materially adversely affected.

We may not be able to succeed in the intensely competitive market for prepaid calling services.

        The market for prepaid calling services is extremely competitive. Hundreds of providers offer calling card products and services. We have relatively recently begun offering prepaid calling card and related web-based services and have little prior experience in these businesses and no established distribution channel for these services. If we do not successfully maintain and expand our distribution channel and enter geographic markets in which our rates, fees, surcharges, country services, and our other products and service characteristics, can successfully compete, our business could be materially adversely affected.

We are subject to downward pricing pressures and a continuing need to renegotiate overseas rates, which could prevent our sustained profitability.

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

  •
  exposure to liability under the Foreign Corrupt Practices Act or similar laws in foreign countries;

  •
  other obligations or restrictions, including, but not limited to, criminal penalties against us or our employees incident to doing business or operating a subsidiary or other entity in another country;

  •
  individual criminal exposure of our employees, some of whom have been sought by law enforcement agencies abroad to answer for the activities of the Company;

  •
  the personal safety of our employees and their families who at times have received threats of, or who may in any case be subject to, violence, and who may not be adequately protected by legal authorities or other means; and

  •
  inadequate insurance coverage to address these risks.

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

        We believe that we do not infringe upon the proprietary rights of any third party. Nonetheless, we have received claims that our products or brands, or those of our retail prepaid calling card distributors, infringe valid patents or trademarks. Such claims, even if resolved in our favor, could be substantial, and the litigation could divert management's efforts. It is also possible that such claim might be asserted successfully against us in the future. Our ability to provide services depends on our freedom to operate. That is, we must ensure that we do not infringe upon the proprietary rights of others or have licensed all such rights. A party making an infringement claim could secure a substantial monetary award or obtain injunctive relief that could effectively block our ability to provide services in the United States or abroad.

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

        We currently have practices, policies and procedures in place to ensure the integrity and security of our network. Nevertheless, from time to time we have experienced fraudulent activities whereby perpetrators have disguised themselves as our customers and transmitted traffic to us, or have disguised themselves as us and transmitted traffic to our communications service providers for termination. While we have undertaken steps to thwart such fraud, including revamping our security procedures and capabilities and alerting other members of the industry as well as law enforcement personnel, such actions may not be sufficient and financial exposure from fraudulent activities could materially adversely affect us.

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

        If the overall performance of the Internet is seriously downgraded by website attacks, failure of service attacks, or other acts of computer vandalism or virus infection, our ability to deliver our communication services over the Internet could be adversely impacted, which could cause us to have to increase the amount of traffic we have to carry over alternative networks, including the more costly public switched telephone network. In addition, traditional business interruption insurance may not cover losses we could incur because of any such disruption of the Internet. While some insurers are beginning to offer products purporting to cover these losses, we do not have any of this insurance at this time.

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

        Our investments in commercial paper and debt instruments are subject to interest rate risk, but due to the short-term nature of these investments, changes in interest rates would not have a material impact on their value at March 31, 2005. Our primary interest rate risk is the risk on borrowings under our line of credit agreements, which are subject to interest rates based on the bank's prime rate. A change in the applicable interest rates would also affect the rate at which we could borrow funds or finance equipment purchases. All other debt, including capital lease obligations, are fixed rate debt. A 10% change in interest rates would not have a material impact on interest expense associated with our line of credit agreement. In addition, a 10% change in interest rates would not significantly impact the fair value of our 6 3/4% Convertible Subordinated Notes due June 2009 or our 8% Secured Convertible Notes due June 2007.

        Although we conduct our business in various regions of the world, most of our revenues are denominated in U.S. dollars with the remaining being generally denominated in Euros or British Pounds. Thus, we are exposed to foreign currency exchange rate fluctuations as the financial results and balances of our foreign subsidiaries are translated into U.S. dollars. As exchange rates vary, these results, when translated, may vary from expectations and may adversely impact our results of operations and financial condition. Accordingly, if the dollar weakens relative to foreign currencies, particularly the Euro or British Pound, our foreign currency denominated revenues and expenses would increase when stated in U.S. dollars. Conversely, if the dollar strengthens, our foreign currency denominated revenues and expenses would decrease.

Item 4.    Controls and Procedures

(a) Evaluation of disclosure controls and procedures.

        As of March 31, 2005, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. Based upon that evaluation, the Company's management, including its Chief Executive Officer and its Chief Financial Officer, concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time period specified by the SEC's rules and regulations.

(b) Changes in internal control over financial reporting.

        During the quarter ended March 31, 2005, there have not been any significant changes in the Company's internal controls over financial reporting that have materially affected, or are likely to materially affect, the Company's internal control over financial reporting.

Part II—Other Information

Item 1.    Legal Proceedings

        Please see Note 7 (Contingencies) of our Condensed Notes to Condensed Consolidated Financial Statements contained in this quarterly report on Form 10-Q for a description of legal proceedings.

Item 6.    Exhibits and Reports on Form 8-K

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

  (B) Reports on Form 8-K during the three months ended March 31, 2005:

        On January 13, 2005, the Company filed a Form 8-K related to the press release regarding preliminary financial results for the three months ended December 31, 2004.

        On February 2, 2005, the Company filed a Form 8-K related to the press release regarding final financial results for the three months ended December 31, 2004.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

iBasis, Inc.
May 11, 2005	By:	/s/ RICHARD TENNANT Richard Tennant Vice President and Chief Financial Officer (Authorized Officer and Principal Accounting Officer)

QuickLinks

iBASIS, INC. Index
  Part I—Financial Information
  Item 1. Financial Statements
iBasis, Inc. Condensed Consolidated Balance Sheets (unaudited)
iBasis, Inc. Condensed Consolidated Statements of Operations (unaudited)
iBasis, Inc. Condensed Consolidated Statements of Cash Flows (unaudited)
iBasis, Inc. Condensed Notes to Consolidated Financial Statements
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
RISK FACTORS
  Item 3. Quantitative and Qualitative Disclosures About Market Risk
  Item 4. Controls and Procedures
  Part II—Other Information
  Item 1. Legal Proceedings
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURE