Form 10-Q
period 2005-06-30
IBASIS INC
filed 2005-08-12
CIK 1091756

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

As of July 29, 2005, there were 83,530,107 shares of the Registrant’s Common Stock, par value $0.001 per share, outstanding.

iBASIS, INC.
Index

PART I — FINANCIAL INFORMATION
Item 1 —	Condensed Consolidated Financial Statements
Condensed Consolidated Balance Sheets at June 30, 2005 and December 31, 2004 (unaudited)
Condensed Consolidated Statements of Operations for the Three Months Ended June 30, 2005 and 2004 (unaudited)
Condensed Consolidated Statements of Operations for the Six Months Ended June 30, 2005 and 2004 (unaudited)
Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2005 and 2004 (unaudited)
Condensed Notes to Consolidated Financial Statements (unaudited)
Item 2 —	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3 —	Quantitative and Qualitative Disclosures About Market Risk
Item 4 —	Controls and Procedures
PART II — OTHER INFORMATION
Item 1 —	Legal Proceedings
Item 4 —	Submission of Matters to a Vote of Security Holders
Item 6 —	Exhibits
Signature
Certifications

Part I – Financial Information

Item 1.  Financial Statements

iBasis, Inc.

Condensed Consolidated Balance Sheets

(unaudited)

	June 30, 2005	December 31, 2004
	(in thousands, except per share data)
Assets
Cash and cash equivalents	$24,111	$20,928
Short-term marketable investments	18,506	17,897
Accounts receivable, net of allowance for doubtful accounts of $1,957 and $3,391, respectively	39,673	34,133
Prepaid expenses and other current assets	2,825	2,420
Total current assets	85,115	75,378

Property and equipment, at cost:
Network equipment	59,582	74,768
Equipment under capital lease	3,065	5,632
Computer software	10,337	10,006
Leasehold improvements	6,463	6,437
Furniture and fixtures	1,064	1,075
	80,511	97,918
Less: Accumulated depreciation and amortization	(68,659)	(86,057)
Property and equipment, net	11,852	11,861

Deferred debt financing costs, net	155	177
Other assets	374	360
Total assets	$97,496	$87,776
Liabilities and Stockholders’ Deficit
Accounts payable	$26,399	$24,340
Accrued expenses	18,419	12,186
Deferred revenue	7,441	6,303
Current portion of long-term debt	1,017	1,775
Total current liabilities	53,276	44,604

Long-term debt converted to common stock subsequent to June 30, 2005 (See Note 6)	19,900	—
Long term debt, net of current portion	34,119	65,933
Other long term liabilities	1,079	1,132

Stockholders’ deficit:
Common stock, $0.001 par value, authorized – 170,000 shares; issued – 73,086 and 64,778 shares, respectively	73	65
Treasury stock; 1,135 shares at cost	(341)	(341)
Additional paid-in capital	419,737	406,137
Accumulated other comprehensive loss	(28)	(12)
Accumulated deficit	(430,319)	(429,742)
Total stockholders’ deficit	(10,878)	(23,893)
Total liabilities and stockholders’ deficit	$97,496	$87,776

The accompanying notes are an integral part of these condensed consolidated financial statements.

iBasis, Inc.
Condensed Consolidated Statements of Operations
(unaudited)

	Three Months Ended June 30,
	2005	2004
	(in thousands, except per share data)
Net revenue	$94,581	$61,175
Costs and operating expenses:
Data communications and telecommunications (excluding depreciation and amortization)	81,874	52,066
Research and development	3,126	3,542
Selling and marketing	2,866	2,131
General and administrative	3,746	3,161
Depreciation and amortization	1,726	2,787
Total cost and operating expenses	93,338	63,687

Income (loss) from operations	1,243	(2,512)

Interest income	254	14
Interest expense	(1,116)	(809)
Other expenses, net	(140)	(66)
Foreign exchange loss, net	(347)	(105)
Debt conversion premium	(661)	—
Refinancing-related charges:
Transaction costs	—	(1,954)
Additional interest, net	—	(481)

Net loss	$(767)	$(5,913)

Net loss per share:
Basic and Diluted	$(0.01)	$(0.13)

Weighted average common shares outstanding:
Basic and Diluted	65,994	46,287

The accompanying notes are an integral part of these condensed consolidated financial statements.

iBasis, Inc.
Condensed Consolidated Statements of Operations
(unaudited)

	Six Months Ended June 30,
	2005	2004
	(in thousands, except per share data)
Net revenue	$183,253	$118,183
Costs and operating expenses:
Data communications and telecommunications (excluding depreciation and amortization)	158,175	100,656
Research and development	6,258	7,080
Selling and marketing	5,593	4,132
General and administrative	7,059	6,299
Depreciation and amortization	3,446	6,311
Total cost and operating expenses	180,531	124,478

Income (loss) from operations	2,722	(6,295)

Interest income	464	28
Interest expense	(2,362)	(1,548)
Other expenses, net	(160)	(85)
Foreign exchange (loss) gain, net	(580)	80
Loss on non-marketable long-term security	—	(5,000)
Debt conversion premium	(661)	—
Refinancing-related charges:
Transaction costs	—	(1,954)
Additional interest, net	—	(481)

Net loss	$(577)	$(15,255)

Net loss per share:
Basic and Diluted	$(0.01)	$(0.33)

Weighted average common shares outstanding:
Basic and Diluted	65,488	45,674

The accompanying notes are an integral part of these condensed consolidated financial statements.

iBasis, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended June 30,
	2005	2004
	(in thousands)
Cash flows from operating activities:
Net loss	$(577)	$(15,255)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,446	6,311
Amortization of deferred debt financing costs	22	135
Amortization of discount on short-term marketable investments	(76)	—
Bad debt expense	300	—
Non-cash debt conversion premium	115	—
Impairment of investment in long-term non-marketable security	—	5,000
Fair value of warrant issued in debt refinancing	—	2,140
Changes in assets and liabilities:
Accounts receivable	(5,840)	(3,925)
Prepaid expenses and other current assets	(405)	(188)
Other assets	(14)	347
Accounts payable	1,764	4,608
Accrued expenses	6,779	(2,998)
Deferred revenue	1,138	3,004
Other long term liabilities	(53)	(1,549)
Net cash (used in) provided by operating activities	6,599	(2,370)

Cash flows from investing activities:
Purchases of property and equipment	(1,842)	(953)
Purchases of available-for-sale short-term marketable investments	(12,924)	—
Maturities of available-for-sale short-term marketable investments	12,375	—
Proceeds from earn-out receivable related to sale of Speech Solutions Business	—	1,108
Proceeds from receipt of escrow receivable related to sale of Speech Solutions Business	—	1,500
Net cash (used in) provided by investing activities	(2,391)	1,655

Cash flows from financing activities:
Bank borrowings	—	4,600
Repayments of bank borrowings	—	(4,600)
Proceeds from issuance of 8% Secured Convertible Notes	—	29,000
Prepayment of 11½% Senior Secured Notes	—	(25,175)
Payments of principal on capital lease obligations	(632)	(1,443)
Redemption of 5¾% Convertible Subordinated Notes	(895)	—
Debt conversion premium	(546)	—
Refinancing transaction costs	—	(1,779)
Proceeds from exercise of warrants	910	961
Proceeds from exercises of common stock options	138	98
Net cash (used in) provided by financing activities	(1,025)	1,662
Net increase in cash and cash equivalents	3,183	947
Cash and cash equivalents, beginning of period	20,928	17,270
Cash and cash equivalents, end of period	$24,111	$18,217

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$2,474	$6,341

Supplemental disclosure of non-cash financing activities:
Conversion of 6¾% Convertible Subordinated Notes to common stock	$3,345	$—
Conversion of 8% Secured Convertible Notes to common stock	$9,100	$—
Equipment acquired under capital lease obligations	$1,300	$—
Reduction of accrued interest on 11½% Senior Secured Notes	$—	$(1,659)
Investment banking services paid in shares of common stock	$—	$175

The accompanying notes are an integral part of these condensed consolidated financial statements.

iBasis, Inc.
Condensed Notes to Consolidated Financial Statements

(1)  Business and Presentation

Business

We are a leading provider of international communications services and a provider of retail prepaid calling services.  Our continuing operations consist of our Voice-Over-Internet-Protocol, or VoIP, trading business (“Trading”), in which we connect buyers and sellers of international telecommunications services, and our retail services business (“Retail”).  In the Trading business we receive voice traffic from buyers-originating carriers who are interconnected to our network via VoIP or traditional TDM connections, and we route the traffic over the Internet to sellers-local carriers in the destination countries with whom we have established termination agreements.  We use proprietary, patent-pending technology to automate the selection of routes and termination partners based on a variety of performance, quality, and business metrics.  We offer this trading service on a wholesale basis to carriers, telephony resellers and other service providers worldwide and have termination agreements with local service providers in North America, Europe, Asia, the Middle East, Latin America, Africa and Australia.

Our Retail  business was launched during the third quarter of 2003, with the introduction of our retail prepaid calling cards which are marketed through distributors primarily to ethnic communities within major metropolitan markets in the U.S.  Our retail prepaid calling card business leverages our existing international VoIP network and termination agreements and has the potential to deliver higher margins than those typically achieved in the VoIP trading business.  In addition, the retail prepaid calling card business typically has a faster cash collection cycle than the VoIP trading business.  In the second quarter of 2004, we created the Retail business segment, which consists of retail prepaid calling card services and other enhanced services, in addition to our Trading business.  Since the second quarter of 2004, revenue from our Retail business has exceeded 10% of our total net revenue.

In September 2004, we launched a prepaid calling service, Pingo, offered directly to consumers through an eCommerce web interface, which we have included in our Retail business segment.  Revenue from our Pingo services was not material in 2004 or the first six months of 2005.

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

Certain reclassifications have been made to previously reported financial data to conform to the 2005 presentation.  Beginning in the three months ended June 30, 2005, we have begun to separately report foreign exchange gain and losses, on a comparative basis, as they have become more material.   Previously, foreign exchange gains and losses were included in general and administrative expenses.

(2)  Net loss per share

Basic and diluted net loss per common share are determined by dividing net loss by the weighted average common shares outstanding during the period.  Basic net loss per share and diluted net loss per share are the same for all period presented, as outstanding common stock options, common shares to be issued upon conversion of the Company’s convertible notes and warrants to purchase common shares are anti-dilutive.

The following table summarizes common shares that have been excluded from the computation of diluted weighted average common shares for the periods presented:

	Three and Six Months Ended June 30,
	2005	2004
	(in thousands)
Options to purchase common shares	6,393	6,171
Shares to be issued upon conversion of the 6¾% Convertible Subordinated Notes due June 2009	17,621	20,154
Shares issued upon conversion of the 8% Secured Convertible Notes due June 2007 in July 2005	10,757	15,676
Shares to be issued upon conversion of the 5¾% Convertible Subordinated Notes due March 2005	—	10
Warrants to purchase common shares	8,175	8,613
Shares to be issued as partial compensation for investment banking services	—	110
Total	42,946	50,734

(3)  Stock Based Compensation

We account for stock-based compensation in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” using the intrinsic-value method.  In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123R, Share-Based Payment (SFAS No. 123R).  This Statement is a revision of SFAS 123, Accounting for Stock-Based Compensation, and supercedes APB Opinion No. 25.  SFAS No. 123R requires entities to recognize stock compensation expense for awards of equity instruments to employees based on the grant-date fair value of those awards.  SFAS No. 123R is effective for us beginning in the first quarter of 2006.  We expect to adopt SFAS No. 123R using the Statement’s modified prospective application method.  Adoption of SFAS No. 123R is expected to increase our stock compensation expense significantly.  We are currently in the process of evaluating the impact and implementation of SFAS No. 123R.

At June 30, 2005, we had one stock-based employee compensation plan.  The following table illustrates the effect on net income or net loss, and net income or net loss per share, if we had applied the fair value recognition provisions of SFAS No. 123.

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(in thousands, except per share data)
Net loss:
As reported	$(767)	$(5,913)	$(577)	$(15,255)

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(550)	(852)	(1,130)	(1,640)
Net loss – pro forma	$(1,317)	$(6,765)	$(1,707)	$(16,895)

Net loss per share:
As reported - basic & diluted	$(0.01)	$(0.13)	$(0.01)	$(0.33)
Pro forma – basic & diluted	$(0.02)	$(0.15)	$(0.03)	$(0.37)

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Risk free interest rate	3.88%	3.50%	3.81%	3.25%
Dividend yield	0.00%	0.00%	0.00%	0.00%
Expected life	5 years	5 years	5 years	5 years
Volatility	122%	137%	126%	138%
Fair value of options granted	$2.16	$1.14	$2.07	$1.32

(4) Business Segment Information

Beginning in the second quarter of 2004, our recently created operating segment, retail prepaid calling card services and other enhanced services (“Retail”) became a reportable business segment, in addition to our international wholesale VoIP services (“Trading”).  Since the second quarter of 2004, revenue from our Retail business has exceeded 10% of total net revenue.

Our Trading business consists of international long distance services we provide using VoIP.  We offer these services on a wholesale basis through our worldwide network to carriers, telephony resellers and others around the world by operating through various service agreements with local service providers in North America, Europe, Asia, the Middle East, Latin America, Africa and Australia.

Our Retail business consists of our retail prepaid calling card services, Pingo, a prepaid calling service sold to consumers through an eCommerce interface, and other enhanced services.  To date, we have marketed our retail prepaid calling card services primarily to ethnic communities within major domestic markets through distributors.  Revenue from our retail prepaid calling card services were 94% of our total Retail revenue in both the three and six months ended June 30, 2005.  Launched in the third quarter of 2004, Pingo revenues were not material in the three and six months ended June 30, 2005.  Our other enhanced services primarily consist of revenue derived from the outsourcing of our retail prepaid calling card platform.

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

Operating results, excluding interest income and expense and other income and expense, for our two business segments are as follows:

	Three Months Ended June 30, 2005
	(In thousands)
	Trading	Retail	Total
Net revenue	$77,725	$16,856	$94,581
Data communications and telecommunication (excluding depreciation and amortization)	68,462	13,412	81,874
Gross margin	$9,263	$3,444	12,707

Research and development expenses			3,126
Selling and marketing expenses			2,866
General and administrative expenses			3,746
Depreciation and amortization			1,726
Income from operations			$1,243

	Three Months Ended June 30, 2004
	(In thousands)
	Trading	Retail	Total
Net revenue	$53,522	$7,653	$61,175
Data communications and telecommunication (excluding depreciation and amortization)	45,771	6,295	52,066
Gross margin	$7,751	$1,358	9,109

Research and development expenses			3,542
Selling and marketing expenses			2,131
General and administrative expenses			3,161
Depreciation and amortization			2,787
Loss from operations			$(2,512)

	Six Months Ended June 30, 2005
	(In thousands)
	Trading	Retail	Total
Net revenue	$148,476	$34,777	$183,253
Data communications and telecommunication (excluding depreciation and amortization)	129,531	28,644	158,175
Gross margin	$18,945	$6,133	25,078

Research and development expenses			6,258
Selling and marketing expenses			5,593
General and administrative expenses			7,059
Depreciation and amortization			3,446
Income from operations			$2,722

	Six Months Ended June 30, 2004
	(In thousands)
	Trading	Retail	Total
Net revenue	$106,694	$11,489	$118,183
Data communications and telecommunication (excluding depreciation and amortization)	91,450	9,206	100,656
Gross margin	$15,244	$2,283	17,527

Research and development expenses			7,080
Selling and marketing expenses			4,132
General and administrative expenses			6,299
Depreciation and amortization			6,311
Loss from operations			$(6,295)

	As of June 30, 2005
	(In thousands)
	Trading	Retail	Total
Segment assets	$33,581	$6,092	$39,673

Non-segment assets			57,823
Total assets			$97,496

(5)  Accrued Restructuring Costs

During 2001 and 2002, the Company announced restructuring plans to better align the organization with its corporate strategy and recorded a charge to its Statements of Operations in those periods in accordance with the criteria set forth in EITF 94-3 and SEC Staff Accounting Bulletin 100. The restructuring included the write-off of property and equipment, the termination of certain contractual obligations, exiting certain leased facilities and the reduction in the Company’s workforce resulting in employee benefit costs.

As of June 30, 2005, the accrued restructuring costs consisted of costs accrued for certain leased facilities obligations.  A summary of the accrued restructuring costs for the six months ended June 30, 2005 is as follows:

(In thousands)	Leased Facility Obligations

2002 Restructuring Charge:

Accrual as of December 31, 2004	$1,691
Payments	(241)

Accrual as of June 30, 2005	$1,450

(6) Long-Term Debt

Long-term debt consists of the following:

	June 30, 2005	December 31, 2004
	(In thousands)
6¾% Convertible Subordinated Notes due June 2009	$32,599	$35,944
8% Secured Convertible Notes converted to common stock in July 2005	19,900	29,000
5¾% Convertible Subordinated Notes due March 2005	—	895
Capital lease obligations	2,537	1,869
Total long term debt	55,036	67,708

Less-current portion	1,017	1,775

8% Secured Convertible Notes converted to common stock in July 2005	$19,900	$—
Long term debt, net of current portion	$34,119	$65,933

In June 2005, we negotiated the early conversion of $9,100,000 of our 8% Secured Convertible Notes due June 2007 into 4.9 million shares of common stock at the stated conversion price of $1.85 per common share and $2,000,000 of our 6 ¾% Convertible Subordinated Notes due June 2009 into 1.1 million shares of common stock at the stated conversion price of $1.85 per common share.   We paid a total of $661,000 in premiums to the noteholders to encourage the early conversion of these notes, of which $546,000 was paid in cash and the remaining amount was paid in the form of 43,736 shares of the Company’s common stock that had a fair value of $115,000.   In addition, $1,150,000 of our 6 ¾% Convertible Subordinated Notes due June 2009 voluntarily converted into 0.6 million shares of common stock at the conversion price of $1.85 per share.  In total, $12,250,000 of notes were converted into 6.6 million shares of common stock.

Subsequent to the date of these financial statements, in July 2005, we negotiated the early conversion of the remaining $19,900,000 of our 8% Secured Convertible Notes due June 2007 into 10.8 million shares of common stock at the stated conversion price of $1.85 per share.  We paid a total premium of $1,194,000 in cash to the noteholders to encourage the early conversion of these notes.  The $19,900,000 we converted into common stock in July is classified separately as long-term debt on our balance sheet as of June 30, 2005.

In the first quarter of 2005, holders of $0.2 million of 6¾% Convertible Subordinated Notes due June 2009 voluntarily converted their notes into 105,405 shares of common stock at the conversion price of $1.85 per share.  In January 2005, holders of certain warrants which we issued in 2003 in connection with an exchange of debt, exercised their warrants for 1,400,000 shares of common stock at an exercise price of $0.65 per share, resulting in total proceeds to us of $0.9 million.

At June 30, 2005 and December 31, 2004, we had $2.6 million and $3.0 million, respectively, in letters of credit outstanding under our bank line of credit.  We had no other borrowings outstanding under our bank line of credit at June 30, 2005 or December 31, 2004.

In the three months ended June 30, 2005, we entered into a capital lease agreement, with a three year term, to finance $1.2 million in equipment purchases for The iBasis Network.

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

(8)  Subsidiary Guarantors

In June 2004, we completed a refinancing of our outstanding debt obligations. As part of the refinancing, we prepaid all $25.2 million of our 11½% Senior Secured Notes due January 2005 plus accrued but unpaid interest and issued warrants exercisable for an aggregate of 5,176,065 shares of our common stock at $1.85 per share. In conjunction with the refinancing we issued $29.0 million of new 8% Secured Convertible Notes due in June 2007, proceeds of  $25.2 million were used to prepay the 11½% Senior Secured Notes due January 2005. The 8% Secured Convertible Notes due June 2007 are convertible into shares of common stock at $1.85 per share.  The 8% Secured Convertible Notes due June 2007 are fully and unconditionally guaranteed, jointly and severally, by our wholly-owned subsidiaries, iBasis Global, Inc., iBasis Holdings, Inc. and iBasis Securities Corporation.  As described in Note 6, during June and July 2005, all of our outstanding $29.0 million of 8% Secured Convertible Notes due June 2007 were converted into common stock.

The following tables contain condensed consolidating financial information for iBasis, Inc (“Parent Company”) and iBasis Global, Inc., iBasis Holdings, Inc., and iBasis Securities Corporation (collectively, “Subsidiary Guarantors”), on a combined basis, for the periods presented.  Separate financial statements of the Subsidiary Guarantors are not presented as we believe they would not be  material to investors.

Condensed Consolidating Balance Sheet (Unaudited)
As of June 30, 2005

(In thousands, except per share data)

	Parent Company	Subsidiary Guarantors	Eliminations	Consolidated
Assets
Cash and cash equivalents	$21,310	$2,801	$—	$24,111
Short-term marketable investments	18,506			18,506
Accounts receivable, net	38,360	1,313		39,673
Prepaid expenses and other current assets	2,192	633		2,825
Due from Parent		20,188	(20,188)	—
Total current assets	80,368	24,935	(20,188)	85,115

Property and equipment, net	11,786	66		11,852
Deferred debt financing costs, net	155			155
Other assets	307	67		374
Investment in subsidiary guarantors	9,988		(9,988)	—
Total assets	$102,604	$25,068	$(30,176)	$97,496

Liabilities and stockholders’ deficit
Accounts payable	$18,284	$8,115	$—	$26,399
Accrued expenses	11,454	6,965		18,419
Deferred revenue	7,441			7,441
Current portion of long-term debt	1,017			1,017
Due to Subsidiary Guarantors	10,058		(10,058)	—
Total current liabilities	48,254	15,080	(10,058)	53,276

8% Secured Convertible Notes converted into common stock in July 2005	19,900			19,900
Long-term debt, net of current portion	34,119			34,119
Other long-term liabilities	1,079			1,079

Stockholders’ equity (deficit):
Common stock, $0.001 par value, authorized 170,000 shares; issued and outstanding 73,086 shares	73			73
Treasury stock; 1,135 shares at cost	(341)			(341)
Additional paid-in capital	419,737	10,130	(10,130)	419,737
Capital stock of subsidiary guarantors		100	(100)	—
Accumulated other comprehensive loss	(28)			(28)
Accumulated deficit	(420,189)	(242)	(9,888)	(430,319)
Total stockholders’ equity (deficit)	(748)	9,988	(20,118)	(10,878)
Total liabilities and stockholders’ equity (deficit)	$102,604	$25,068	$(30,176)	$97,496

Condensed Consolidating Balance Sheet (Unaudited)
As of December 31, 2004
(In thousands, except per share data)

	Parent Company	Subsidiary Guarantors	Eliminations	Consolidated
Assets
Cash and cash equivalents	$19,121	$1,807	$—	$20,928
Short-term marketable investments	17,897			17,897
Accounts receivable, net	32,853	1,280		34,133
Prepaid expenses and other current assets	1,642	778		2,420
Due from parent		14,352	(14,352)	—
Total current assets	71,513	18,217	(14,352)	75,378

Property and equipment, net	11,753	108		11,861
Deferred debt financing costs, net	177			177
Other assets	300	60		360
Investment in subsidiary guarantors	9,800		(9,800)	—
Total assets	$93,543	$18,385	$(24,152)	$87,776

Liabilities and stockholders’ deficit
Accounts payable	$19,674	$4,666	$—	$24,340
Accrued expenses	8,267	3,919		12,186
Deferred revenue	6,303			6,303
Current portion of long-term debt	1,775			1,775
Due to subsidiary guarantors	4,222		(4,222)	—
Total current liabilities	40,241	8,585	(4,222)	44,604

Long-term debt, net of current portion	65,933			65,933
Other long-term liabilities	1,132			1,132

Stockholders’ equity (deficit):
Common stock, $0.001 par value, authorized 170,000 shares; issued and outstanding 64,778 shares	65			65
Treasury stock; 1,135 shares at cost	(341)			(341)
Additional paid-in capital	406,137	10,130	(10,130)	406,137
Capital stock of subsidiary guarantors		100	(100)	—
Accumulated other comprehensive loss	(12)			(12)
Accumulated deficit	(419,612)	(430)	(9,700)	(429,742)
Total stockholders’ equity (deficit)	(13,763)	9,800	(19,930)	(23,893)
Total liabilities and stockholders’ equity (deficit)	$93,543	$18,385	$(24,152)	$87,776

Condensed Consolidating Statement of Operations (Unaudited)

Three Months Ended June 30, 2005

(In thousands)

	Parent Company	Subsidiary Guarantors	Eliminations	Consolidated
Net revenue	$94,293	$3,214	$(2,926)	$94,581

Costs and expenses:
Data communications and telecommunications	81,888	2,176	(2,190)	81,874
Research and development	2,699	427		3,126
Selling and marketing	2,332	534		2,866
General and administrative	4,428	54	(736)	3,746
Depreciation and amortization	1,706	20		1,726
Total costs and expenses	93,053	3,211	(2,926)	93,338

Income from operations	1,240	3	—	1,243

Interest income	253	1		254
Interest expense	(1,116)			(1,116)
Equity in income of subsidiary guarantors	220		(220)	—
Other expenses, net	(140)			(140)
Foreign exchange (loss) gain	(563)	216		(347)
Debt conversion premium	(661)			(661)

Net (loss) income	$(767)	$220	$(220)	$(767)

Condensed Consolidating Statement of Operations (Unaudited)
Three Months Ended June 30, 2004
(In thousands)

	Parent Company	Subsidiary Guarantors	Eliminations	Consolidated Total
Net revenue	$61,025	$1,932	$(1,782)	$61,175

Costs and expenses:
Data communications and telecommunications	52,100	1,596	(1,630)	52,066
Research and development	3,087	455		3,542
Selling and marketing	1,565	566		2,131
General and administrative	3,021	292	(152)	3,161
Depreciation and amortization	2,747	40		2,787
Total costs and expenses	62,520	2,949	(1,782)	63,687

Loss from operations	(1,495)	(1,017)	—	(2,512)

Interest income	13	1		14
Interest expense	(809)			(809)
Equity in loss of subsidiary guarantors	(1,110)		1,110	—
Other expenses, net	(66)			(66)
Foreign exchange loss	(11)	(94)		(105)
Refinancing-related charges	(2,435)			(2,435)
Net (loss) income	$(5,913)	$(1,110)	$1,110	$(5,913)

Condensed Consolidating Statement of Operations (Unaudited)
Six Months Ended June 30, 2005
(In thousands)

	Parent Company	Subsidiary Guarantors	Eliminations	Consolidated
Net revenue	$182,747	$6,072	$(5,566)	$183,253

Costs and expenses:
Data communications and telecommunications	158,244	4,016	(4,085)	158,175
Research and development	5,394	864		6,258
Selling and marketing	4,531	1,062		5,593
General and administrative	8,296	244	(1,481)	7,059
Depreciation and amortization	3,404	42		3,446
Total costs and expenses	179,869	6,228	(5,566)	180,531

Income (loss) from operations	2,878	(156)	—	2,722

Interest income	462	2		464
Interest expense	(2,362)			(2,362)
Equity in income of subsidiary guarantors	188		(188)	—
Other expenses, net	(160)			(160)
Foreign exchange (loss) gain	(922)	342		(580)
Debt conversion premium	(661)			(661)

Net (loss) income	$(577)	$188	$(188)	$(577)

Condensed Consolidating Statement of Operations (Unaudited)
Six Months Ended June 30, 2004
(In thousands)

	Parent Company	Subsidiary Guarantors	Eliminations	Consolidated
Net revenue	$117,921	$4,079	$(3,817)	$118,183

Costs and expenses:
Data communications and telecommunications	100,806	3,407	(3,557)	100,656
Research and development	6,181	899		7,080
Selling and marketing	3,018	1,114		4,132
General and administrative	5,969	590	(260)	6,299
Depreciation and amortization	6,232	79		6,311
Total costs and expenses	122,206	6,089	(3,817)	124,478

Loss from operations	(4,285)	(2,010)	—	(6,295)

Interest income	27	1		28
Interest expense	(1,547)	(1)		(1,548)
Equity in loss of subsidiary guarantors	(1,902)		1,902	—
Loss on long-term non-marketable security	(5,000)			(5,000)
Foreign exchange (loss) gain	(46)	126		80
Other expenses, net	(67)	(18)		(85)
Refinancing-related charges	(2,435)			(2,435)
Net (loss) income	$(15,255)	$(1,902)	$1,902	$(15,255)

Condensed Consolidating Statement of Cash Flows (Unaudited)
Six Months Ended June 30, 2005
(In thousands)

	Parent Company	Subsidiary Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net (loss) income	$(577)	$188	$(188)	$(577)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,404	42		3,446
Amortization of deferred debt Financing costs	22			22
Amortization of discount on short-term marketable investments	(76)			(76)
Bad debt expense	300			300
Non-cash debt conversion premium	115			115
Change in assets and liabilities:
Accounts receivable	(5,807)	(33)		(5,840)
Prepaid expenses and other current assets	(550)	145		(405)
Other assets	(7)	(7)		(14)
Accounts payable	(1,685)	3,449		1,764
Accrued expenses	3,733	3,046		6,779
Deferred revenue	1,138			1,138
Other long-term liabilities	(53)			(53)
Due from parent		(5,836)	5,836	—
Due to subsidiary guarantors	5,836		(5,836)	—
Net cash provided by continuing operating activities	5,793	994	(188)	6,599

Cash flows from investing activities:
Purchases of property and equipment	(1,842)			(1,842)
Purchases of available-for-sale short-term marketable securities	(12,924)			(12,924)
Maturities of available-for-sale short-term marketable securities	12,375			12,375
Equity in loss of subsidiary guarantors	(188)		188	—
Net cash used in by investing activities	(2,579)		188	(2,391)

Cash flows from financing activities:
Payments of principal on capital lease obligations	(632)			(632)
Redemption of 5¾% Convertible Subordinated Notes due March 2005	(895)			(895)
Debt conversion premium	(546)			(546)
Proceeds from exercise of warrants	910			910
Proceeds from exercises of common stock options	138			138
Net cash used in financing activities	(1,025)			(1,025)

Net increase in cash and cash equivalents	2,189	994		3,183
Cash and cash equivalents, beginning of period	19,121	1,807	—	20,928
Cash and cash equivalents, end of period	$21,310	$2,801	$—	$24,111

Condensed Consolidating Statement of Cash Flows (Unaudited)
Six Months Ended June 30, 2004
(In thousands)

	Parent Company	Subsidiary Guarantors	Eliminations	Consolidated Total
Cash flows from operating activities:
Net loss from continuing operations	$(15,255)	$(1,902)	$1,902	$(15,255)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,232	79		6,311
Amortization of deferred debt Financing costs	135			135
Loss on long-term non-marketable securtiy	5,000			5,000
Fair value of warrant issued in debt refinancing	2,140			2,140
Change in assets and liabilities:
Accounts receivable	(3,714)	(211)		(3,925)
Prepaid expenses and other current assets	7	(195)		(188)
Other assets	347			347
Accounts payable	1,247	3,361		4,608
Accrued expenses	(2,078)	(920)		(2,998)
Deferred revenue	3,004			3,004
Other long-term liabilities	(1,549)			(1,549)
Due from parent		(1,114)	1,114	—
Due to subsidiary guarantors	1,114		(1,114)	—
Net cash used in continuing operating activities	(3,370)	(902)	1,902	(2,370)

Cash flows from investing activities:
Purchases of property and equipment	(949)	(4)		(953)
Proceeds from earn-out receivable related to sale of Speech Solutions Business	1,108			1,108
Proceeds from receipt of escrow receivable related to sale of Speech Solutions Business	1,500			1,500
Equity in loss of subsidiary guarantors	1,902		(1,902)	—
Net cash provided by (used in) investing activities	3,561	(4)	(1,902)	1,655

Cash flows from financing activities:
Bank borrowings	4,600			4,600
Repayments of bank borrowings	(4,600)			(4,600)
Proceeds from issuance of 8% Secured Convertible Notes	29,000			29,000
Prepayment of 11½% Senior Secured Notes	(25,175)			(25,175)
Payments of principal on capital lease obligations	(1,443)			(1,443)
Refinancing transaction costs	(1,779)			(1,779)
Proceeds from exercise of warrants	961			961
Proceeds from exercises of common stock options	98			98
Net cash provided by financing activities	1,662			1,662

Net increase (decrease) in cash and cash equivalents	1,853	(906)		947
Cash and cash equivalents, beginning of period	15,520	1,750		17,270
Cash and cash equivalents, end of period	$17,373	$844	$—	$18,217

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Form 10-Q, including without limitation Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 194, as amended (the “Exchange Act”).  We intend the forward-looking statements to be covered by the safe harbor for forward-looking statements in such sections of the Exchange Act. These forward-looking statements include, without limitation, statements about our market opportunity, strategies, competition, expected activities, expected profitability and investments as we pursue our business plan, and the adequacy of our available cash resources. These forward-looking statements are usually accompanied by words such as “believe,” “anticipate,” “plan,” “seek,” “expect,” “intend” and similar expressions.  The forward-looking information is based on various factors and was derived using numerous assumptions.

Forward-looking statements necessarily involve risks and uncertainties, and our actual results could differ materially from those anticipated in the forward-looking statements due to a number of factors, including those set forth below under “Risk Factors” and elsewhere in this report.  The factors set forth below under “Risk Factors” and other cautionary statements made in this Form 10-Q should be read and understood as being applicable to all related forward-looking statements wherever they appear herein.  The forward-looking statements contained in this Form 10-Q represent our judgment as of March 31, 2005.  We caution readers not to place undue reliance on such statements.  Except as required by law, we undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

Overview

We are a leading provider of international communications services and a provider of retail prepaid calling services.  Our continuing operations consist of our Voice-Over-Internet-Protocol, or VoIP, trading business (“Trading”), in which we connect buyers and sellers of international telecommunications services, and our retail services business (“Retail”).  In the Trading business we receive voice traffic from buyers-originating carriers who are interconnected to our network via VoIP or traditional TDM connections, and we route the traffic over the Internet to sellers-local carriers in the destination countries with whom we have established termination agreements.  We use proprietary, patent-pending technology to automate the selection of routes and termination partners based on a variety of performance, quality, and business metrics.  We offer this trading service on a wholesale basis to carriers, telephony resellers and other service providers worldwide and have termination agreements with local service providers in North America, Europe, Asia, the Middle East, Latin America, Africa and Australia.

Our Retail business was launched during the third quarter of 2003, with the introduction of our retail prepaid calling cards which are marketed through distributors primarily to ethnic communities within major metropolitan markets in the U.S.  Our retail prepaid calling card business leverages our existing international VoIP network and termination agreements and has the potential to deliver higher margins than those typically achieved in the VoIP trading business.  In addition, the retail prepaid calling card business typically has a faster cash collection cycle than the VoIP trading business.  In the second quarter of 2004, we created the Retail business segment, which consists of retail prepaid calling card services and other enhanced services (“Retail”), in addition to our Trading business.  Since the second quarter of 2004, revenue from our Retail business has exceeded 10% of our total net revenue.  In September 2004, we launched a prepaid calling service, Pingo, offered directly to consumers through an eCommerce web interface, which we have included in our Retail business segment.  Revenue from our Pingo services were not material in 2004 or the first six months of 2005.

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

We anticipate that the June 30, 2005 balance of $42.6 million in cash, cash equivalents and short-term marketable investments, together with cash flow generated from operations, will be sufficient to fund our operations and debt service requirements for at least the next twelve months.

The following discussion and analysis of our financial condition and results of operations for the three and six months ended June 30, 2005 and 2004 should be read in conjunction with the unaudited condensed consolidated financial statements and footnotes for the three months ended June 30, 2005 included herein, and the year ended December 31, 2004, included in our Annual Report on Form 10-K.

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

Short-term marketable investments consist of:

	June 30, 2005		December 31, 2004
	In thousands)
	Fair Value	Unrealized Gain (Loss)	Fair Value	Unrealized Gain (Loss)
Government securities	$11,005	$(15)	$7,728	$(7)
Commercial paper and corporate bonds	7,501	(13)	10,169	(5)
Total	$18,506	$(28)	$17,897	$(12)

The net unrealized loss of $28,000 as of June 30, 2005 on our short-term marketable investments in government securities, commercial paper and government bonds was caused by interest rate increases.  Because we have the ability and intent to hold these investments until a recovery of fair value, which may be maturity, we do not consider these investments to be other-than-temporarily impaired at June 30, 2005 due to the short-term duration and insignificant severity of the impairment.  As of June 30, 2005 and December 31, 2004, the unrealized loss on our short-term marketable securities is the only difference between reported net income or loss and total comprehensive loss.

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

Impairment of Long Lived Assets. Our long lived assets consist primarily of property and equipment. We have assessed the realizability of these assets and determined that there was no asset impairment as of June 30, 2005 for these assets.  Any future impairment would not impact cash flow but would result in an additional charge in our statement of operations.

Restructuring Charges.  During 2002 and 2001, we recorded significant charges to operations in connection with our restructuring programs.  The related reserves reflect estimates, including those pertaining to severance costs and facility exit costs.  We assess the reserve requirements to complete each restructuring program at the end of each reporting period.  Actual experience may be different from these estimates.  We had no restructuring charges in the three months ended June 30, 2005 and 2004.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net revenue	100.0%	100.0%	100.0%	100.0%
Costs and operating expenses:
Datacommunications and telecommunications	86.6	85.1	86.3	85.2
Research and development	3.3	5.8	3.4	6.0
Selling and marketing	3.0	3.5	3.1	3.5
General and administrative	4.0	5.2	3.8	5.3
Depreciation and amortization	1.8	4.5	1.9	5.3
Total costs and operating expenses	98.7	104.1	98.5	105.3

Income (loss) from operations	1.3	(4.1)	1.5	(5.3)

Interest income	0.3	—	0.3	—
Interest expense	(1.2)	(1.3)	(1.3)	(1.3)
Other expenses, net	(0.1)	(0.1)	(0.1)	(0.1)
Foreign exchange gain (loss)	(0.4)	(0.2)	(0.3)	0.1
Debt conversion premium	(0.7)	—	(0.4)	—
Loss on non-marketable long-term security	—	—	—	(4.2)
Refinancing-related charges:
Transaction costs	—	(3.2)	—	(1.7)
Additional interest, net	—	(0.8)	—	(0.4)

Net loss	(0.8)%	(9.7)%	(0.3)%	(12.9)%

Three Months Ended June 30, 2005 Compared to June 30, 2004

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

Our total net revenue increased by approximately $33.4 million, or 55%, to $94.6 million for 2005 from $61.2 million for 2004.  Traffic carried over our network increased 61% to approximately 1.8 billion minutes for 2005 from 1.1 billion minutes for 2004 and our average revenue per minute was 5.3 cents per minute in 2005 compared to 5.5 cents per minute in 2004.  Trading revenue increased $24.2 million, or 45%, to $77.7 million for 2005 from $53.5 million in 2004.  Sequentially, Trading revenue increased 10% over Q1 2005 revenue of $70.7 million.  Retail revenues increased $9.2 million, or 120%, to $16.9 million in 2005 from $7.7 million in 2004.  This increase reflects the growth we have achieved with our retail prepaid calling card services, which we introduced in the third quarter of 2003.  Sequentially, Retail revenues declined $1.0 million from $17.9 million in Q1 2005.  Revenue from our Pingo calling services, which we launched in September 2004, was not material in the three months ended June 30, 2005.

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

Data communications and telecommunications expenses increased by $29.8 million, or 57%, to $81.9 million for 2005 from $52.1 million for 2004, in line with our growth in total net revenue.  Data communications and telecommunications expenses were $68.4 million and $13.4 million for our Trading and Retail business segments, respectively, in 2005, compared to $45.8 million and $6.3 million for our Trading and Retail business segments, respectively, in 2004 . The increase in data communications and telecommunications expense primarily reflects the increase in traffic, as discussed above.  The largest component of this expense, termination costs, increased to $80.2 million for 2005 from $50.8 million for 2004, while circuit costs increased to $1.7 million for 2005 from $1.3 million for 2004.  As a percentage of total net revenue, data communications and telecommunications expenses increased to 86.6% for 2005 from 85.1% in 2004.

Gross margin  Total gross margin (net revenue less data communications and telecommunications costs) declined to 13.4% of total net revenue in 2005, compared to 14.9% of total net revenue in 2004.  Trading gross margin was 11.9% of Trading revenue in 2005, compared to 14.5% in 2004 and 13.7% in Q1 2005.  The lower Trading gross margin percent was due in large part to a lower level of higher margin China-originated traffic in Q2 2005.  Retail gross margin was 20.4% of Retail revenue in 2005, compared to 17.7% in 2004, and 15.0% in Q1 2005.  The increase in our Retail gross margin percent reflects our focus on improving margins by raising prices on our established brands and tightening the management of the card lifecycles.

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

Research and development expenses decreased $0.4 million to $3.1 million for 2005 from $3.5 million for 2004. The decrease in research and development expenses is due to greater operational efficiencies supporting the iBasis Network, including reduced network hardware and software maintenance costs.  As a percentage of net revenue, research and development expenses decreased to 3.3% for 2005 from 5.8% for 2004.

Selling and marketing expenses. Selling and marketing expenses include expenses relating to the salaries, payroll taxes, benefits and commissions that we pay for sales personnel and the expenses associated with the development and implementation of our promotion and marketing campaigns.

Selling and marketing expenses increased by $0.7 million, to $2.8 million in 2005, from $2.1 million in 2004.  The increase in expenses primarily relates to additional investments we have made in sales and marketing to support our rapidly expanding Retail business, including marketing and promotional costs.  As a percentage of net revenue, selling and marketing expenses decreased to 3.0% for 2005 from 3.5% for 2004.

General and administrative expenses. General and administrative expenses include salaries, payroll taxes and benefits, and related costs for general corporate functions, including executive management, finance and administration, legal and regulatory, facilities, information technology and human resources.

General and administrative expenses increased by $0.6 million to $3.7 million for 2005 from $3.1 million for 2004.  The increase in expenses primarily relates to higher professional fees and an increase of $0.2 million to our reserve for uncollectible accounts receivable.  As a percentage of net revenue, general and administrative expenses decreased to 4.0% for 2005 and 5.2% for 2004.

Depreciation and amortization expenses. Depreciation and amortization expenses decreased by $1.1 million to $1.7 million for 2005 from $2.8 million for 2004.  This decrease was primarily due to certain equipment being fully depreciated.  As a percentage of net revenue, depreciation and amortization expenses decreased to 1.8% for 2005 from 4.5% for 2004.

Interest income.  Interest income was $254,000 and $14,000 for 2005 and 2004, respectively.  The increase primarily reflects the income earned on the proceeds from our private equity placement in September 2004, which have been invested in short-term marketable securities.

Interest expense.  Interest expense in 2005 is primarily composed of interest expense on the 6 3/4% Convertible Subordinated Notes due June 2009 and the 8% Secured Convertible Notes due June 2007, as well as capital leases.  Interest expense increased by $0.3 million to $1.1 million in 2005 from $0.8 million in 2004.  Previously, all of the interest on our 11 1/2% Senior Secured Notes due January 2005, which were prepaid in June 2005 as part of our debt refinancing, had been charged to the gain on bond exchanges in 2003, in accordance with SFAS No. 15, “Accounting by Debtors and Creditors Regarding Troubled Debt Restructuring”.  As a result, prior to the third quarter of 2004, interest expense did not include interest on these 11 1/2% Senior Secured Notes due January 2005.

Other expenses, net.  Other expenses, net were $140,000 and $66,000 in 2005 and 2004, respectively, and relate mostly to state excise, use and franchise taxes.

Foreign exchange loss  Foreign exchange loss was $347,000 and $105,000 in 2005 and 2004, respectively.  The increase in foreign exchange loss primarily reflects the effect of the weakening Euro on our Euro-denominated accounts receivable.  We have begun to separately report foreign exchange gain and losses in 2005 as they have become material.

Debt conversion premium  The debt conversion premium of $661,000 reflects payments made to certain noteholders in negotiated agreements to encourage early conversion of $9.1 million of our 8% Secured Convertible Notes due June 2007 and $2.0 million of our 6 3/4% Convertible Subordinated Notes due June 2009.   Of the total payment, $546,000 was paid in cash and the balance was paid in the form of 43,736 shares of iBasis common stock with a fair value of $115,000.

Refinancing-related charges  In June 2004, we completed a refinancing of our existing bond debt.  Transaction costs associated with the debt refinancing totaled $2.0 million and were largely comprised of investment banking services, legal and audit fees.  As part of that refinancing, we issued warrants to purchase 5.2 million shares of iBasis common stock, at $1.85 per common share, which were valued at $2.1 million and classified as additional interest.  In addition, future interest of $1.6 million on the 11 1/2% Senior Secured Notes, which had originally been charged to the gain on bond exchanges in 2003, was reversed and netted against additional interest as a result of the prepayment of these notes in the debt refinancing.

Income taxes.  We have not recorded an income tax benefit for the losses associated with our operating losses in 2005 or 2004 as we believe that it is more likely than not that these benefits will not be realized.

Net loss.  Net loss was $0.8 million in 2005, compared to a net loss of $5.9 million in 2004.  The net loss in 2005 included a debt conversion premium of $0.7 million.  In 2004, the net loss included refinancing-related charges of $2.4 million.  The reduction in net loss in 2005, was primarily a result of the significant growth in net revenue and gross margin year-to-year.

Six Months Ended June 30, 2005 Compared to June 30, 2004

Net revenue.  Our total net revenue increased by approximately $65.1 million, or 55%, to $183.3 million for 2005 from $118.2 million for 2004.  Traffic carried over our network increased 67% to approximately 3.6 billion minutes for 2005 from 2.1 billion minutes for 2004 and our average revenue per minute was 5.2 cents per minute in 2005 compared to 5.5 cents per minute in 2004.  Trading revenue increased $41.8 million, or 39%, to $148.5 million for 2005 from $106.7 million in 2004.  Retail revenues increased $23.3 million, or 203%, to $34.8 million in 2005 from $11.5 million in 2004.  This increase reflects the growth we have achieved with our retail prepaid calling card services, which we introduced in the third quarter of 2003.  Revenue from our Pingo calling services, which we launched in September 2004, was not material in the six months ended June 30, 2005.

Data communications and telecommunications costs.   Data communications and telecommunications expenses increased by $57.5 million, or 57%, to $158.2 million for 2005 from $100.7 million for 2004, in line with our growth in total net revenue.  Data communications and telecommunications expenses were $129.5 million and $28.7 million for our Trading and Retail business segments, respectively, in 2005, compared to $91.5 million and $9.2 million for our Trading and Retail business segments, respectively, in 2004 . The increase in data communications and telecommunications expense primarily reflects the increase in traffic, as discussed above.  The largest component of this expense, termination costs, increased to $154.8 million for 2005 from $98.1 million for 2004, while circuit costs increased to $3.4 million for 2005 from $2.6 million for 2004.  As a percentage of total net revenue, data communications and telecommunications expenses increased to 86.3% for 2005 from 85.2% in 2004.

Gross margin  Total gross margin declined to 13.7% of total net revenue in 2005, compared to 14.8% of total net revenue in 2004.  Trading gross margin was 12.8% of Trading revenue in 2005, compared to 14.3% in 2004.  Retail gross margin was 17.6% of Retail revenue in 2005, compared to 19.9% in 2004.

Research and development expenses.  Research and development expenses decreased $0.8 million to $6.3 million for 2005 from $7.1 million for 2004. The decrease in research and development expenses is due to greater operational efficiencies supporting the iBasis Network, including reduced network hardware and software maintenance costs.  As a percentage of net revenue, research and development expenses decreased to 3.4% for 2005 from 6.0% for 2004.

Selling and marketing expenses.   Selling and marketing expenses increased by $1.5 million, to $5.6 million in 2005, from $4.1 million in 2004.  The increase in expenses primarily relates to additional investments we have made in sales and marketing to support our rapidly expanding Retail business, including marketing and promotional costs.  As a percentage of net revenue, selling and marketing expenses decreased to 3.1% for 2005 from 3.5% for 2004.

General and administrative expenses.  General and administrative expenses increased by $0.8 million to $7.1 million for 2005 from $6.3 million for 2004.  The increase in expenses primarily relates to higher professional fees and an increase of $0.3 million to our reserve for uncollectible accounts receivable.  As a percentage of net revenue, general and administrative expenses decreased to 3.8% for 2005 and 5.3% for 2004.

Depreciation and amortization expenses. Depreciation and amortization expenses decreased by $2.9 million to $3.4 million for 2005 from $6.3 million for 2004.  This decrease was primarily due to certain equipment being fully depreciated.  As a percentage of net revenue, depreciation and amortization expenses decreased to 1.9% for 2005 from 5.3% for 2004.

Interest income.  Interest income was $464,000 and $28,000 for 2005 and 2004, respectively.  The increase primarily reflects the income earned on the proceeds from our private equity placement in September 2004, which have been invested in short-term marketable securities.

Interest expense. Interest expense in 2005 is primarily composed of interest expense on the 6 3/4% Convertible Subordinated Notes due June 2009 and the 8% Secured Convertible Notes due June 2007, as well as capital leases.  Interest expense increased by $0.8 million to $2.4 million in 2005 from $1.5 million in 2004.  Previously, all of the interest on our 11 1/2% Senior Secured Notes due January 2005, which were prepaid in June 2005 as part of our debt refinancing, had been charged to the gain on bond exchanges in 2003, in accordance with SFAS No. 15, “Accounting by Debtors and Creditors Regarding Troubled Debt Restructuring”.  As a result, prior to the third quarter of 2004, interest expense did not include interest on these 11 1/2% Senior Secured Notes due January 2005.

Other expenses, net.  Other expenses, net were $160,000 and $85,000 in 2005 and 2004, respectively, and relate mostly to state excise, use and franchise taxes.

Foreign exchange loss  Foreign exchange loss was $580,000 in 2005, compared to a gain of $80,000 in 2004.  The increase in foreign exchange loss primarily reflects the effect of the weakening Euro on our Euro-denominated accounts receivable.

Debt conversion premium  The debt conversion premium of $661,000 reflects payments made to certain noteholders in negotiated agreements to encourage early conversion of $9.1 million of our 8% Secured Convertible Notes due June 2007 and $2.0 million of our 6 3/4% Convertible Subordinated Notes due June 2009.   Of the total payment, $546,000 was paid in cash and the balance was paid in the form of 43,736 shares of iBasis common stock with a fair value of $115,000.

Refinancing-related charges  In June 2004, we completed a refinancing of our existing bond debt.  Transaction costs associated with the debt refinancing totaled $2.0 million and were largely comprised of investment banking services, legal and audit fees.  As part of that refinancing, we issued warrants to purchase 5.2 million shares of iBasis common stock, at $1.85 per common share, which were valued at $2.1 million and classified as additional interest.  In addition, future interest of $1.6 million on the 11 1/2% Senior Secured Notes, which had originally been charged to the gain on bond exchanges in 2003, was reversed and netted against additional interest as a result of the prepayment of these notes in the debt refinancing.

Income taxes.  We have not recorded an income tax benefit for the losses associated with our operating losses in 2005 or 2004 as we believe that it is more likely than not that these benefits will not be realized.

Net loss.  Net loss was $0.6 million in 2005, compared to a net loss of $15.3 million in 2004.  The net loss in 2005 included debt conversion premium payments of $0.7 million.  In 2004, the net loss included refinancing-related charges of $2.4 million.  The reduction in net loss in 2005, was primarily a result of the significant growth in net revenue and gross margin year-to-year.

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

Net cash provided by operating activities for the six months ended June 30, 2005 was $6.6 million, compared to net cash used of $2.4 million for the same period in 2004.  The net cash provided by operating activities in 2005 was largely a result of our income from operations before depreciation charges of $3.4 million and an improvement in the accounts receivable collection cycle.   Cash used in operating activities in 2004 of $2.4 million was primarily the result of the net loss of $15.3 million, less non-cash charges of $13.6 million.

Net cash used in investing activities of $2.4 million for the six months ended June 30, 2005 includes $1.8 million for purchases of equipment to support the expansion of the iBasis Network.  In addition, we used $12.9 million for purchases of short-term available-for-sale marketable investments and received proceeds of $12.4 million from the maturities of short-term marketable investments.  Cash provided by investing activities in the six months ended June 30, 2004 of $1.7 million relates to the proceeds from an earn-out receivable and escrow payment of $1.1 million and $1.5 million, respectively, relating to the sale of our former Speech Solutions Business, less $1.0 million in purchases of equipment.

In June 2005, we negotiated the early conversion of $9,100,000 of our 8% Secured Convertible Notes due June 2007 into 4.9 million shares of common stock at the conversion price of $1.85 per common share and $2,000,000 of our 6 3/4% Convertible Subordinated Notes due June 2009 into 1.1 million shares of common stock at the conversion price of $1.85 per common share.   We paid a total of $661,000 in premiums to the noteholders to encourage the early conversion of these notes, of which $546,000 was paid in cash and the remaining $115,000 was paid in the form of 43,736 shares of the Company’s common stock with a fair value of $115,000.   In addition, $1,150,000 of our 6 3/4% Convertible Subordinated Notes due June 2009 voluntarily converted into 0.6 million shares of common stock at the conversion price of $1.85 per share.  In total, $12,250,000 of notes were converted into 6.6 million shares of common stock.

Subsequent to the date of these financial statements, In July 2005, we negotiated the early conversion of the then remaining $19,900,000 of our 8% Secured Convertible Notes due June 2007 into 10.7 million shares of common stock at the conversion price of $1.85 per share.  We paid a total premium of $1,194,000 in cash to the noteholders to encourage the early conversion of these notes.  The $19,900,000 we converted into common stock in July is classified separately in long-term debt on our balance sheet as of June 30, 2005.

Net cash used in financing activities was $1.0 million for the six months ended June 30, 2005.  Cash used in financing activities in 2005 included debt conversion premium payments of $0.5 million, $0.9 million for repayment of the remaining 5 3/4% Convertible Subordinated Notes due March 2005 and payments of capital lease obligations of $0.6 million.  In addition, we received proceeds of $0.9 million from the exercise of 1.4 million warrant shares to purchase our common stock during the six months ended June 30, 2005.   Cash provided by financing activities in the six months ended June 30, 2004 included an additional $3.8 million resulting from the prepayment of all $25.2 million of 11 1/2% Secured Convertible Notes due January 2005 and the issuance of $29.0 million of new 8% Secured Convertible Notes due June 2007, transaction costs associated with the debt refinancing of $1.8 million and capital lease payments of $1.4 million.  In addition, we received proceeds from warrant exercises of $1.0 million in 2004.

We had no borrowings under our bank line of credit at June 30, 2005 or December 31, 2004.  At June 30, 2005, we had issued outstanding letters of credit of $2.6 million.

We anticipate that the June 30, 2005 balance of $42.6 million in cash, cash equivalents and short-term marketable investments, together with cash flow generated from operations, will be sufficient to fund our operations and debt service requirements for at least the next twelve months.

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

Contractual Obligations

The following table summarizes our future contractual obligations, after the July 2005 conversion to common stock of our 8% Secured Convertible Notes, as of June 30, 2005 and displays our future contractual obligations:

	Payment Due Dates
	Total	Less than 1 Year	1 to 2 Years	2 to 3 Years	3 to 5 Years	After 5 Years
	(In thousands)
6 3/4% Convertible Subordinated Notes due 2009	$32,599	$—	$—	$—	$32,599	$—
Capital lease obligations	2,537	1,017	1,025	495
Operating leases	10,407	3,007	2,173	2,051	1,541	1,635
Total	$45,543	$4,024	$3,198	$2,546	$34,140	$1,635

Interest on 6 3/4% Convertible Subordinated Notes due 2009	$8,800	$2,200	$2,200	$2,200	$2,200

Future Accounting Pronouncements

In April 2005, the Securities and Exchange Commission announced a new rule that amends the compliance date for adoption of Statement of Financial Accounting Standards No. 123R, Share-Based Payment (“SFAS No. 123R”).   The new rule extends the required adoption of SFAS No. 123R for companies with calendar fiscal years to the first quarter of 2006.  SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions.  The Statement requires entities to recognize stock compensation expense for awards of equity instruments to employees based on the grant-date fair value of those awards (with limited exceptions).

We expect to adopt SFAS No. 123R using the Statement’s modified prospective application method.  Adoption of SFAS No. 123R is expected to increase our stock compensation expense significantly.  We are currently in the process of evaluating the impact and implementation of SFAS No. 123R.

In May 2005, The FASB issued SFAS No. 154, Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3.  The statement defines accounting changes as a change in accounting principle, a change in accounting estimate or a change in the reporting entity.  The statement applies to all voluntary changes in accounting principle and requires retrospective application to prior periods’ financial statements of changes in accounting principle unless it is impracticable to determine either the specific period or the effect of the cumulative change.  Retrospective application of an accounting principle is defined as applying the principle to the prior accounting periods as if the accounting principle had always been used.  Changes in accounting estimate are to be applied beginning in the period for which the change in estimate has occurred.  The statement is effective for us beginning January 1, 2006.

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

We may need additional capital in the future to fund our operations, finance investments in equipment and corporate infrastructure, expand our network, increase the range of services we offer and respond to competitive pressures and perceived opportunities.  We have had a history of negative cash flows from operations.  Although we generated $6.6 million in cash flow from operations in the six months ended June 30, 2005, our negative cash flow from operations was $7.2 million and $3.2 million in the years ended December 31, 2004 and 2003, respectively.  Cash flow from operations and cash on hand may not be sufficient to cover our operating expenses, working capital, interest on and repayment of our debt and capital investment needs. We may not be able to obtain additional financing on terms acceptable to us, if at all. If we raise additional funds by selling equity securities, the relative equity ownership of our existing investors could be diluted or the new investors could obtain terms more favorable than previous investors. A failure to obtain additional funding could prevent us from making expenditures that are needed to allow us to grow or maintain our operations.

Our financial condition, and the restrictive covenants contained in our credit facility may limit our ability to borrow additional funds or raise additional equity as may be required to fund our future operations.

We had a net loss of $0.6 million in the six months ended June 30, 2005 and we incurred significant losses from continuing operations of $19.4 million and $10.9 million for the years ended December 31, 2004 and 2003, respectively.  Our accumulated deficit, and stockholders’ deficit, was $430.3 million and $10.9 million, respectively, as of June 30, 2005.  Moreover, the terms of our $15 million revolving credit facility and our debt exchange may limit our ability to, among other things:

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

We may not generate the cash flow required to pay our liabilities as they become due.  After the conversion in July 2005 of the remaining 8% Secured Convertible Notes due June 2007, our outstanding debt primarily included $32.6 million of 6 3/4% Convertible Subordinated Notes due June 2009.  We must pay interest on the 6 3/4% Convertible Subordinated Notes due June 2009 twice a year. If our cash flow is inadequate to meet these obligations, we will default on the notes. Any default of the 6 3/4% Convertible Subordinated Notes due June 2009 could allow our note holders to foreclose upon our assets or try to force us into bankruptcy.

As of June 30, 2005, we had approximately $2.6 million of outstanding letters of credit issued under our bank revolving line of credit totaling $15.0 million.  The bank holds a senior security interest in substantially all of our assets.  If we fail to pay our liabilities under this credit line, the bank may enforce all available remedies and foreclose upon our assets to satisfy any amounts owed.  There are certain cross-default provisions among our bank and other debt instruments whereby a default under one such instrument could result in a default under other such instruments.

We may be unable to repay or repurchase the 6 3/4% Convertible Subordinated Notes upon a repurchase event and be forced into bankruptcy.

The holders of the 6 3/4% Convertible Subordinated Notes due June 2009 may require us to repurchase all or any portion of the outstanding 6 3/4% Convertible Subordinated Notes due June 2009 upon a “repurchase event”, as defined in such instruments.  A repurchase event under the 6 3/4% Convertible Subordinated Notes due June 2009 includes a change in control under certain circumstances or a termination of listing of our common stock on a U.S. national securities exchange or trading on an established over-the-counter trading market in the U.S. We may not have sufficient cash reserves to repurchase the 6 3/4% Convertible Subordinated Notes due June 2009 at such time, which would cause an event of default under the 6 3/4% Convertible Subordinated Note Indenture and under our other debt obligations and may force us to declare bankruptcy.

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

We have also learned that our common stock may be trading on the Berlin, Germany stock exchange, which we have not authorized.  Such exchange has been rumored to allow “naked” short selling of stock, or otherwise not comply with exchange requirements that are customary in the U.S., and could thereby be detrimental to the value of our stock and our ability to attract investors.

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

If foreign governments or other bodies begin to impose related restrictions on VoIP or our other services or otherwise enforce criminal or other laws against us, our affiliates or employees, such actions could have a material adverse effect on our operations.

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

While the FCC to date has maintained an informal policy that information service providers, including VoIP providers, are not telecommunications carriers for regulatory purposes, various entities have challenged this idea before the FCC and at various state government agencies.  The FCC recently ruled against AT&T, finding that certain traffic AT&T carried in part utilizing an Internet protocol format was nonetheless regulated telecommunications for which terminating access charges were due. The FCC has also found that AT&T’s prepaid calling cards, which AT&T had claimed as an enhanced, non-regulated offering, constituted traditional telecommunications for which universal service subsidies are due.  In so doing, the FCC imposed such liability retroactively, and ruled that similarly situated carriers must also fulfill reporting and contribution requirements for universal service funding.  The FCC is proceeding over two related Notices of Proposed Rulemaking, one on regulation of prepaid calling cards and the extent that Internet protocol capabilities insulate such offerings from traditional regulation, and a previous proceeding covering IP-enabled services more generally. Adverse rulings or rulemakings could subject us to licensing requirements and additional fees and subsidies.

We believe that iBasis qualifies for the enhanced service provider (“ESP”) exemption for federal universal service fund contributions because it provides a VoIP information service.  We have, nevertheless, while reserving rights to claim the ESP exemption, decided to contribute to the federal universal service fund as of January 1, 2005 on our interstate VoIP transport revenues.

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

The Telecommunications Act of 1996 requires that payphone service providers be compensated for all completed calls originating from payphones in the United States. When calling cards are used, the FCC’s prior rules required the first switch-based carrier to compensate the payphone service provider, but newly adopted rules require the last switched-based carrier to do so, and further require that all carriers in the call chain implement a call-tracking system, utilize it to identify such calls, provide an independent audit of the adequacy of such system, and provide a report on these matters to the FCC and others in the call chain. We maintain that as an international VoIP provider, we sell an information service. We therefore claim that we are not a “carrier” for regulatory purposes and, in any case, our Internet-based systems do not rely on traditional long distance switches.

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

Risks Related to Our Operations

Our results of operations may fluctuate and the market price of our Common Stock may fall.

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

Because of these factors, you should not rely on quarter-to-quarter comparisons of our results of operations as an indication of our future performance. It is possible that, in future periods, our results of operations will be significantly lower than the estimates of public market analysts, investors or our own estimates. Such a discrepancy could cause the price of our common stock to decline significantly and prevent us from becoming profitable.

We may never generate sufficient revenue to become profitable if telecommunications carriers and other communications service providers or others are reluctant to use our services or do not use our services, including any new services, in sufficient volume.

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

Vendors. We rely upon third-party vendors to provide us with the equipment, software, circuits, and other facilities that we use to provide our services. For example, we purchase a substantial portion of our VoIP equipment from Cisco Systems. We may be forced to try to renegotiate terms with vendors for products or services that have become obsolete. Some vendors may be unwilling to renegotiate such contracts, which could affect our ability to continue to provide services and consequently render us unable to generate sufficient revenues for our business.

Parties that Maintain Phone and Data Lines and Other Telecommunications Services. Our business model depends on the availability of the Internet and traditional telephone networks to transmit voice and fax calls. Third parties maintain and own these networks, other components that comprise the Internet, and business relationships that allow telephone calls to be terminated over the public switched telephone network. Some of these third parties are telephone companies. They may increase their charges for using these lines at any time and thereby increase our expenses. They may also fail to maintain their lines properly, fail to maintain the ability to terminate calls, or otherwise disrupt our ability to provide service to our customers. Any such failure that leads to a material disruption of our ability to complete calls or provide other services could discourage our customers from using our network, which could effect our ability to become profitable.

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

We may not be able to succeed in the intensely competitive market for our Trading services.

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

The market for prepaid calling services is extremely competitive. Hundreds of providers offer calling card products and services.  We have relatively recently begun offering prepaid calling card and related web-based services and have little prior experience in these businesses.  If we do not successfully maintain and expand our distribution channel and enter geographic markets in which our rates, fees, surcharges, country services, and our other products and service characteristics, can successfully compete, our business could be materially adversely affected.

We are subject to downward pricing pressures and a continuing need to renegotiate overseas rates, which could prevent us from becoming profitable.

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

We believe that we do not infringe upon the proprietary rights of any third party.  Nonetheless, we have received claims that our products or brands, or those of our retail prepaid calling card distributors, infringe valid patents or trademarks.  Such claims, even if resolved in our favor, could be substantial, and the litigation could divert management’s efforts.  It is also possible that such claims might be asserted successfully against us in the future.  Our ability to provide services depends on our freedom to operate. That is, we must ensure that we do not infringe upon the proprietary rights of others or have licensed all such rights. A party making an infringement claim could secure a substantial monetary award or obtain injunctive relief that could effectively block our ability to provide services in the United States or abroad.

We rely on a variety of technologies, primarily software, which is licensed from third parties.

Continued use of this technology by us requires that we purchase new or additional licenses from third parties. We may not be able to obtain those third-party licenses needed for our business or the third party technology licenses that we do have may not continue to be available to us on commercially reasonable terms or at all. The loss or inability to maintain or obtain upgrades to any of these technology licenses could result in delays or breakdowns in our ability to continue developing and providing our services or to enhance and upgrade our services.

We may undertake strategic acquisitions or dispositions that could damage our business.

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

If we are unable to effectively integrate any newly acquired business into our overall business operations, our costs may increase and our business results may suffer significantly.

We may need to sell existing assets or businesses in the future to generate cash or focus our efforts in making our core Trading business profitable. As with many companies in the telecommunications sector that experienced rapid growth in recent years, we may need to reach profitability in one market before entering another. In the future, we may need to sell assets to cut costs or generate liquidity.

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

We currently have practices, policies and procedures in place to ensure the integrity and security of our network.  Nevertheless, from time to time we have experienced fraudulent activities whereby perpetrators have disguised themselves as our customers and transmitted traffic to us, or have disguised themselves as us and transmitted traffic to our communications service providers and other service providers for termination.  While we have undertaken steps to thwart such fraud, including revamping our securities procedures and capabilities and alerting other members of the industry as well as law enforcement personnel, such actions may not be sufficient and financial exposure and reputational damage from fraudulent activities could materially adversely affect us.

Undetected defects in our technology could adversely affect our operations.

Our technology is complex and is susceptible to errors, defects or performance problems, commonly called “bugs”.  Although we regularly test our software and systems extensively, we can not ensure that our testing will detect every potential bug.  Any such bug could materially adversely affect our business.

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

Our investments in commercial paper and debt instruments are subject to interest rate risk, but due to the short-term nature of these investments, changes in interest rates would not have a material impact on their value at June 30, 2005. Our primary interest rate risk is the risk on borrowings under our line of credit agreements, which are subject to interest rates based on the bank’s prime rate. A change in the applicable interest rates would also affect the rate at which we could borrow funds or finance equipment purchases. All other debt, including capital lease obligations, are fixed rate debt. A 10% change in interest rates would not have a material impact on interest expense associated with our line of credit agreement. In addition, a 10% change in interest rates would not significantly impact the fair value of our 6 3/4% Convertible Subordinated Notes due June 2009.

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

As of June 30, 2005, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Rule 13a – 15(b) promulgated under the Exchange Act.  Based upon that evaluation, the Company’s management, including its Chief Executive Officer and its Chief Financial Officer, concluded that the Company’s disclosure controls and procedures are effective in ensuring that material information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such material information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting.

During the quarter ended June 30, 2005, there have not been any significant changes in the Company’s internal controls over financial reporting that have materially affected, or are likely to materially affect, the Company’s internal control over financial reporting.

Part II — Other Information

Item 1 - Legal Proceedings

Please see Note 7 (Contingencies) of our Condensed Notes to Condensed Consolidated Financial Statements contained in this quarterly report on Form 10-Q for a description of legal proceedings.

Item 4 – Submission of Matters to a Vote of Security Holders

At the Company’s Annual Meeting of Shareholders held on May 26, 2005, shareholders re-elected Ofer Gneezy, Charles N. Corfield and Peter D. Aquino as Class 3 directors to serve a three-year term.  The shareholders also approved the Amended and Restated 1997 Stock Incentive Plan to increase the number of shares authorized for issuance under the plan from 9,000,000 to 14,000,000 shares. In addition, the shareholders also ratified and appointed Deloitte & Touche LLP as independent auditors for the Company.

The results of the shareholder votes is as follows:

Election of Class 3 Directors:	For	Withheld
Ofer Gneezy	49,603,826	1,269,161
Charles N. Corfield	50,648,662	224,325
Peter D. Aquino	50,633,685	239,302

	For	Against	Abstain	No Vote
Approval of Increase in Shares in the Amended and Restated 1997 Stock Incentive Plan:	21,115.801	1,249,286	402,880	28,105,020

Item 6 - Exhibits

(A)	Exhibits:

	31.1	Certificate of iBasis, Inc. Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certificate of iBasis, Inc. Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	32.1	Certificate of iBasis, Inc. Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2	Certificate of iBasis, Inc. Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

iBasis, Inc.

August 11, 2005	By:	/s/ Richard Tennant
Richard Tennant
Vice President and Chief Financial Officer
(Authorized Officer and
Principal Accounting Officer)