Form 10-Q
period 2005-09-30
IBASIS INC
filed 2005-11-14
CIK 1091756

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒                                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No ☒

As of October 31, 2005, there were 101,225,775 shares of the Registrant’s Common Stock, par value $0.001 per share, outstanding.

iBASIS, INC.
Index

Part I – Financial Information

Item 1.  Financial Statements

iBasis, Inc.

Condensed Consolidated Balance Sheets

(unaudited)

	September 30, 2005	December 31, 2004
	(in thousands, except per share data)
Assets
Cash and cash equivalents	$19,935	$20,928
Short-term marketable investments	23,375	17,897
Accounts receivable, net of allowance for doubtful accounts of $2,257 and $3,391, respectively	43,723	34,133
Prepaid expenses and other current assets	3,179	2,420
Total current assets	90,212	75,378

Property and equipment, at cost:
Network equipment	59,938	74,768
Equipment under capital lease	4,152	5,632
Computer software	10,516	10,006
Leasehold improvements	6,692	6,437
Furniture and fixtures	1,061	1,075
	82,359	97,918
Less: Accumulated depreciation and amortization	(70,338)	(86,057)
Property and equipment, net	12,021	11,861

Deferred debt financing costs, net	—	177
Other assets	365	360
Total assets	$102,598	$87,776
Liabilities and Stockholders’ Equity (Deficit)
Accounts payable	$27,545	$24,340
Accrued expenses	20,731	12,186
Deferred revenue	8,442	6,303
Current portion of long-term debt	1,370	1,775
Total current liabilities	58,088	44,604

Long term debt, net of current portion	1,997	65,933
Other long term liabilities	1,016	1,132

Stockholders’ equity (deficit):
Common stock, $0.001 par value, authorized – 170,000 shares; issued – 102,359 and 64,778 shares, respectively	102	65
Treasury stock; 1,135 shares at cost	(341)	(341)
Additional paid-in capital	473,803	406,137
Accumulated other comprehensive loss	(28)	(12)
Accumulated deficit	(432,039)	(429,742)
Total stockholders’ equity (deficit)	41,497	(23,893)
Total liabilities and stockholders’ equity (deficit)	$102,598	$87,776

The accompanying notes are an integral part of these condensed consolidated financial statements.

iBasis, Inc.
Condensed Consolidated Statements of Operations
(unaudited)

	Three Months Ended September 30,
	2005	2004
	(in thousands, except per share data)
Net revenue	$94,644	$70,359
Costs and operating expenses:
Data communications and telecommunications (excluding depreciation and amortization)	83,143	60,037
Research and development	3,076	3,585
Selling and marketing	2,999	2,308
General and administrative	4,102	3,702
Depreciation and amortization	1,682	2,141
Total cost and operating expenses	95,002	71,773

Loss from operations	(358)	(1,414)

Interest income	294	13
Interest expense	(128)	(1,441)
Other expenses, net	(40)	(71)
Foreign exchange loss, net	(174)	222
Debt conversion premium and transaction costs	(1,314)	—
Debt refinancing-related transaction costs	—	(205)
Loss from continuing operations	(1,720)	(2,896)

Income from discontinued operations	—	1,861

Net loss	$(1,720)	$(1,035)

Net (loss) income per share:
Continuing operations	$(0.02)	$(0.06)
Discontinued operations	—	0.04
Net loss per share	$(0.02)	$(0.02)

Weighted average common shares outstanding:
Basic and Diluted	88,924	47,884

The accompanying notes are an integral part of these condensed consolidated financial statements.

iBasis, Inc.
Condensed Consolidated Statements of Operations
(unaudited)

	Nine Months Ended September 30,
	2005	2004
	(in thousands, except per share data)
Net revenue	$277,897	$188,542
Costs and operating expenses:
Data communications and telecommunications (excluding depreciation and amortization)	241,318	160,693
Research and development	9,334	10,665
Selling and marketing	8,592	6,440
General and administrative	11,161	10,001
Depreciation and amortization	5,128	8,452
Total cost and operating expenses	275,533	196,251

Income (loss) from operations	2,364	(7,709)

Interest income	758	418
Interest expense	(2,490)	(2,989)
Other expenses, net	(200)	(156)
Foreign exchange (loss) gain, net	(754)	302
Loss on non-marketable long-term security	—	(5,000)
Debt conversion premium and transaction costs	(1,975)	—
Debt refinancing-related charges:
Transaction costs	—	(2,159)
Additional interest, net	—	(481)
Loss from continuing operations	(2,297)	(18,151)

Income from discontinued operations	—	1,861

Net loss	$(2,297)	$(16,290)

Net (loss) income per share:
Continuing operations	$(0.03)	$(0.39)
Discontinued operations	—	0.04
Net loss per share	$(0.03)	$(0.35)

Weighted average common shares outstanding:
Basic and Diluted	73,300	46,411

The accompanying notes are an integral part of these condensed consolidated financial statements.

iBasis, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended September 30,
	2005	2004
	(in thousands)
Cash flows from operating activities:
Loss from continuing operations	$(2,297)	$(18,151)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	5,128	8,452
Amortization of deferred debt financing costs	177	198
Amortization of discount on short-term marketable investments	(115)	—
Bad debt expense	600	154
Non-cash debt conversion premium	115	—
Impairment of investment in long-term non-marketable security	—	5,000
Fair value of warrant issued in debt refinancing	—	2,140
Changes in assets and liabilities:
Accounts receivable	(10,190)	(7,702)
Prepaid expenses and other current assets	(759)	(978)
Other assets	(5)	315
Accounts payable	3,027	3,318
Accrued expenses	10,405	2,481
Deferred revenue	2,139	4,682
Other long term liabilities	(116)	(1,670)
Net cash provided by (used in) operating activities	8,109	(1,761)

Cash flows from investing activities:
Purchases of property and equipment	(2,723)	(1,058)
Purchases of available-for-sale short-term marketable investments	(21,295)	—
Maturities of available-for-sale short-term marketable investments	15,916	—
Proceeds from earn-out receivable related to sale of Speech Solutions Business	—	1,108
Proceeds from receipt of escrow receivable related to sale of Speech Solutions Business	—	1,500
Net cash (used in) provided by investing activities	(8,102)	1,550

Cash flows from financing activities:
Bank borrowings	—	4,600
Repayments of bank borrowings	—	(6,900)
Proceeds from private equity placement	—	31,500
Private equity placement transaction costs	—	(1,045)
Proceeds from issuance of 8% Secured Convertible Notes	—	29,000
Prepayment of 11½% Senior Secured Notes	—	(25,175)
Payments of principal on capital lease obligations	(889)	(1,856)
Redemption of 5¾% Convertible Subordinated Notes	(895)	—
Debt conversion premium	(1,860)	—
Debt refinancing transaction costs	—	(1,984)
Proceeds from exercise of warrants	2,422	1,091
Proceeds from exercises of common stock options	222	297
Net cash (used in) provided by financing activities	(1,000)	29,528
Net (decrease) increase in cash and cash equivalents	(993)	29,317
Cash and cash equivalents, beginning of period	20,928	17,270
Cash and cash equivalents, end of period	$19,935	$46,587

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$2,539	$6,388

Supplemental disclosure of non-cash financing activities:
Conversion of debt to common stock:
Conversion of 6¾% Convertible Subordinated Notes to common stock	$35,944	$35
Conversion of 8% Secured Convertible Notes to common stock	$29,000	$—
Private equity placement:
Fair value of warrant issued for partial payment of investment banking services	$—	$2,808
Debt refinancing:
Fair value of warrant issued	$—	$2,140
Reduction of accrued interest on 11½% Senior Secured Notes	$—	$(1,659
Investment banking services paid in shares of common stock	$—	$175
Equipment acquired under capital lease obligations	$2,387	$1,765
Termination of contingent liabilities relating to discontinued operations	$—	$1,861

The accompanying notes are an integral part of these condensed consolidated financial statements.

iBasis, Inc.
Condensed Notes to Consolidated Financial Statements

(1)  Business and Presentation

Business

We are a leading provider of international communications services and a provider of retail prepaid calling services.  Our continuing operations consist of our Voice-Over-Internet-Protocol, or VoIP, trading business (“Trading”), in which we connect buyers and sellers of international telecommunications services, and our retail services business (“Retail”).  In the Trading business we receive voice traffic from buyers — originating carriers who are interconnected to our network via VoIP or traditional TDM connections, and we route the traffic over the Internet to sellers — local carriers in the destination countries with whom we have established termination agreements.  We use proprietary, patent-pending technology to automate the selection of routes and termination partners based on a variety of performance, quality, and business metrics.  We offer this trading service on a wholesale basis to carriers, telephony resellers and other service providers worldwide, and have termination agreements with local service providers in North America, Europe, Asia, the Middle East, Latin America, Africa and Australia.

Our Retail business was launched during the third quarter of 2003, with the introduction of our retail prepaid calling cards which are marketed through distributors primarily to ethnic communities within major metropolitan markets in the U.S.  Our retail prepaid calling card business leverages our existing international VoIP network and termination agreements and typically has a faster cash collection cycle than the VoIP trading business.  In September 2004, we launched a prepaid calling service, Pingo, offered directly to consumers through an eCommerce web interface, which we have included in our Retail business segment.  Revenues from our Pingo services was not material in 2004 or the first nine months of 2005.

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

Certain reclassifications have been made to previously reported financial data to conform to the 2005 presentation.  Beginning in the three months ended June 30, 2005, we began to separately report foreign exchange gain and losses, on a comparative basis, as they have become material.  Previously, foreign exchange gains and losses were included in general and administrative expenses.

(2)  Net loss per share

Basic and diluted net loss per common share are determined by dividing net loss by the weighted average common shares outstanding during the period.  Basic net loss per share and diluted net loss per share are the same for all periods presented, as outstanding common stock options, common shares to be issued upon conversion of the Company’s convertible notes and warrants to purchase common shares are anti-dilutive.

The following table summarizes common shares that have been excluded from the computation of diluted weighted average common shares for the periods presented:

	Three and Nine Months Ended September 30,
	2005	2004
	(in thousands)
Outstanding stock options	6,260	6,806
Shares issuable upon conversion of the 6¾% Convertible Subordinated Notes	—	20,135
Shares issuable upon conversion of the 8% Secured Convertible Notes	—	15,676
Shares issuable upon conversion of the 5¾% Convertible Subordinated Notes	—	10
Warrants to purchase common shares	7,360	10,146
Total	13,620	52,773

(3)  Stock Based Compensation

We account for stock-based compensation in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” using the intrinsic-value method.  In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123R, Share-Based Payment (SFAS No. 123R).  This Statement is a revision of SFAS 123, Accounting for Stock-Based Compensation, and supercedes APB Opinion No. 25.  SFAS No. 123R requires entities to recognize stock compensation expense for awards of equity instruments to employees based on the grant-date fair value of those awards.  In April 2005, the Securities and Exchange Commission amended the compliance date for adoption of SFAS No. 123R.  The new rule extends the required adoption of SFAS No. 123R for companies with calendar fiscal years to the first quarter of 2006.  SFAS No. 123R is effective for us beginning in the first quarter of 2006.  We expect to adopt SFAS No. 123R using the Statement’s modified prospective application method.  Adoption of SFAS No. 123R is expected to increase our stock compensation expense.  We are currently in the process of evaluating the impact and implementation of SFAS No. 123R.

At September 30, 2005, we had one stock-based employee compensation plan.  The following table illustrates the effect on net income or net loss, and net income or net loss per share, if we had applied the fair value recognition provisions of SFAS No. 123.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(in thousands, except per share data)
Net loss:
As reported	$(1,720)	$(1,035)	$(2,297)	$(16,290)

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(280)	(432)	(1,410)	(2,072)
Net loss - pro forma	$(2,000)	$(1,467)	$(3,707)	$(18,362)

Net loss per share:
As reported - basic & diluted	$(0.02)	$(0.02)	$(0.03)	$(0.35)
Pro forma - basic & diluted	$(0.02)	$(0.03)	$(0.05)	$(0.40)

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Risk free interest rate	4.00%	3.38%	3.88%	3.29%
Dividend yield	0.00%	0.00%	0.00%	0.00%
Expected life	5 years	5 years	5 years	5 years
Volatility	120%	133%	124%	136%
Fair value of options granted	$2.34	$1.86	$2.16	$1.79

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

Our Retail business consists of our retail prepaid calling card services, and Pingo, a prepaid calling service sold to consumers through an eCommerce interface.  To date, we have marketed our retail prepaid calling card services primarily to ethnic communities within major domestic markets through distributors.  Launched in the third quarter of 2004, Pingo revenues were not material for the three and nine months ended September 30, 2005.

We use net revenue and gross margin, which is net revenue less data communications and telecommunications costs, as the basis for measuring profit or loss and making decisions on our Trading and Retail businesses.  We do not allocate our research and development expenses, selling and marketing expenses, general and administrative expenses and depreciation and amortization between Trading and Retail.

Operating results, excluding interest income and expense and other income and expense, for our two business segments are as follows:

	Three Months Ended September 30, 2005
	(In thousands)
	Trading	Retail	Total
Net revenue	$77,060	$17,584	$94,644
Data communications and telecommunication costs (excluding depreciation and amortization)	68,268	14,875	83,143
Gross margin	$8,792	$2,709	11,501

Research and development expenses			3,076
Selling and marketing expenses			2,999
General and administrative expenses			4,102
Depreciation and amortization			1,682
Loss from operations			$(358)

	Three Months Ended September 30, 2004
	(In thousands)
	Trading	Retail	Total
Net revenue	$58,598	$11,761	$70,359
Data communications and telecommunication costs (excluding depreciation and amortization)	50,054	9,983	60,037
Gross margin	$8,544	$1,778	10,322

Research and development expenses			3,585
Selling and marketing expenses			2,308
General and administrative expenses			3,702
Depreciation and amortization			2,141
Loss from operations			$(1,414)

	Nine Months Ended September 30, 2005
	(In thousands)
	Trading	Retail	Total
Net revenue	$225,536	$52,361	$277,897
Data communications and telecommunication costs (excluding depreciation and amortization)	197,799	43,519	241,318
Gross margin	$27,737	$8,842	36,579

Research and development expenses			9,334
Selling and marketing expenses			8,592
General and administrative expenses			11,161
Depreciation and amortization			5,128
Income from operations			$2,364

	Nine Months Ended September 30, 2004
	(In thousands)
	Trading	Retail	Total
Net revenue	$165,292	$23,250	$188,542
Data communications and telecommunication costs (excluding depreciation and amortization)	141,504	19,189	160,693
Gross margin	$23,788	$4,061	27,849

Research and development expenses			10,665
Selling and marketing expenses			6,440
General and administrative expenses			10,001
Depreciation and amortization			8,452
Loss from operations			$(7,709)

	As of September 30, 2005
	(In thousands)
	Trading	Retail	Total
Segment assets	$35,664	$8,059	$43,723

Non-segment assets			58,875
Total assets			$102,598

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

As of September 30, 2005, the balance in accrued restructuring costs consisted of costs accrued for certain leased facilities obligations.  In the three months ended September 30, 2005, the Company took a charge of $0.1 million as a result of a change in estimate relating to future sublease assumptions.

A summary of the accrued restructuring costs for the nine months ended September 30, 2005 is as follows:

(In thousands)	Leased Facility Obligations
2002 Restructuring Charge:
Accrual as of December 31, 2004	$1,691
Payments	(366)
Change in estimates	135
Accrual as of September 30, 2005	$1,460

Current portion	$444
Long-term portion	1,016
Total	$1,460

(6) Long-Term Debt

Long-term debt consists of the following:

	September 30, 2005	December 31, 2004
	(In thousands)
6¾% Convertible Subordinated Notes	$—	$35,944
8% Secured Convertible Notes	—	29,000
5¾% Convertible Subordinated Notes	—	895
Capital lease obligations	3,367	1,869
Total long term debt	3,367	67,708

Less-current portion	1,370	1,775
Long term debt, net of current portion	$1,997	$65,933

From mid-August 2005 through early September 2005, all of our remaining $32,599,000 of 6¾% Convertible Subordinated Notes due June 2009 were converted to shares of our common stock at the stated conversion price of $1.85 per share.  In mid-August 2005, we had announced our intention to redeem all of these outstanding notes for cash at the face value of the notes, plus accrued interest, with a planned redemption date of September 6, 2005.  Holders of these notes had the option to convert their notes to our common stock at the stated conversion price of $1.85 per share up to the day preceding the planned redemption date.  The Company was not required to pay any accrued interest upon conversion of these notes.

In July 2005, we negotiated the early conversion of the remaining $19,900,000 of our 8% Secured Convertible Notes due June 2007 into 10.8 million shares of common stock at the stated conversion price of $1.85 per share.  We paid a total premium of $1,194,000 in cash to the noteholders to encourage the early conversion of these notes.  In addition, transactions costs associated with this early conversion were $0.1 million and consisted primarily of investment banker fees.

In June 2005, we negotiated (i) the early conversion of $9,100,000 of our 8% Secured Convertible Notes due June 2007 into 4.9 million shares of common stock at the stated conversion price of $1.85 per common share and (ii) the early conversion of $2,000,000 of our 6 ¾% Convertible Subordinated Notes due June 2009 into 1.1 million shares of common stock at the stated conversion price of $1.85 per common share.  We paid a total of $661,000 in premiums to the noteholders to encourage the early conversion of these notes, of which $546,000 was paid in cash and the remaining amount was paid in the form of 43,736 shares of the Company’s common stock that had a fair value of $115,000.  In addition, $1,150,000 of our 6 ¾% Convertible Subordinated Notes due June 2009 voluntarily converted into 0.6 million shares of common stock at the conversion price of $1.85 per share.  In total, $12,250,000 of notes were converted into 6.6 million shares of common stock.

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

At September 30, 2005 and December 31, 2004, we had $2.3 million and $3.0 million, respectively, in letters of credit outstanding under our bank line of credit.  We had no other borrowings outstanding under our bank line of credit at September 30, 2005 or December 31, 2004.

In the three months ended September 30, 2005, we entered into a capital lease agreement, with a three year term, to finance $1.1 million in equipment purchases for The iBasis Network.

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

We are also party to suits for collection, related commercial disputes, claims by former employees, claims related to certain taxes, claims from carriers and foreign service partners over reconciliation of payments for circuits, Internet bandwidth and/or access to the public switched telephone network, and claims from estates of bankrupt companies alleging that we received preferential payments from such companies prior to their bankruptcy filings. Our employees have also been named in proceedings arising out of business activities in foreign countries.  We intend to prosecute vigorously claims that we have brought and employ all available defenses in contesting claims against us, or our employees. Nevertheless, in deciding whether to pursue settlement, we will consider, among other factors, the substantial costs and the diversion of management’s attention and resources that would be required in litigation. In light of such costs, we have settled various and in some cases similar matters on what we believe have been favorable terms which did not have a material impact our financial position, results of operations, or cash flows. The results or failure of any suit may have a material adverse affect on our business.

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

Forward-looking statements necessarily involve risks and uncertainties, and our actual results could differ materially from those anticipated in the forward-looking statements due to a number of factors, including those set forth below under “Risk Factors” and elsewhere in this report.  The factors set forth below under “Risk Factors” and other cautionary statements made in this Form 10-Q should be read and understood as being applicable to all related forward-looking statements wherever they appear herein.  The forward-looking statements contained in this Form 10-Q represent our judgment as of September 30, 2005.  We caution readers not to place undue reliance on such statements.  Except as required by law, we undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

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

Our Retail business was launched during the third quarter of 2003, with the introduction of our retail prepaid calling cards which are marketed through distributors primarily to ethnic communities within major metropolitan markets in the U.S.  Our retail prepaid calling card business leverages our existing international VoIP network and termination agreements and has the potential to deliver higher margins than those typically achieved in the VoIP trading business.  In addition, the retail prepaid calling card business typically has a faster cash collection cycle than the VoIP trading business.  In September 2004, we launched a prepaid calling service, Pingo, offered directly to consumers through an eCommerce web interface, which we have included in our Retail business segment.  Revenues from our Pingo services were not material in 2004 or the first nine months of 2005.

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

•  increasing revenues generated from retail VoIP customers and mobile phone terminations;

•  increasing our customer base by introducing cost-effective solutions to interconnect with our network;

•  continued use of our switchless architecture, which eliminates the need for costly traditional telecommunication infrastructure;

•  continued monitoring of accounts receivable and management of credit exposure; and

•  control of operating expenses and capital expenditures.

We anticipate that the September 30, 2005 balance of $43.3 million in cash, cash equivalents and short-term marketable investments, together with cash flow generated from operations, will be sufficient to fund our operations and capital expenditures requirements for at least the next twelve months.

The following discussion and analysis of our financial condition and results of operations for the three and nine months ended September 30, 2005 and 2004 should be read in conjunction with the unaudited condensed consolidated financial statements and footnotes for the three months ended September 30, 2005 included herein, and the year ended December 31, 2004, included in our Annual Report on Form 10-K.

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

Short-term Marketable Investments.  Our investments are classified as available-for-sale, carried at fair value and consist of securities that are readily convertible into cash, including government securities and commercial paper, with original maturities at the date of acquisition ranging from 90 days to one year.

Short-term marketable investments consist of:

	September 30, 2005		December 31, 2004
	(In thousands)
	Fair Value	Unrealized Gain (Loss)	Fair Value	Unrealized Gain (Loss)
Government securities	$13,159	$(14)	$7,728	$(7)
Commercial paper and corporate bonds	10,216	(14)	10,169	(5)
Total	$23,375	$(28)	$17,897	$(12)

The net unrealized loss of $28,000 as of September 30, 2005 on our short-term marketable investments in government securities, commercial paper and corporate bonds was caused by interest rate increases.  Because we have the ability and intent to hold these investments until a recovery of fair value, which may be maturity, we do not consider these investments to be other-than-temporarily impaired at September 30, 2005 due to the short-term duration and insignificant severity of the impairment.  As of September 30, 2005 and December 31, 2004, the unrealized loss on our short-term marketable securities is the only difference between reported net income or loss and total comprehensive loss.

Allowance for Doubtful Accounts. We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and the customer’s current credit worthiness, as determined by our review of their current credit information. We continuously monitor collections and payments from our customers and maintain a provision for estimated credit losses based upon our historical experience and any specific customer collection issues that we have identified. We have been able to mitigate our credit risk, in part, by using reciprocal arrangements with customers, who are also iBasis suppliers, to offset our outstanding receivables. A majority of our accounts receivable are from international carriers.

Impairment of Long Lived Assets. Our long lived assets consist primarily of property and equipment. We have assessed the realizability of these assets and determined that there was no asset impairment as of September 30, 2005 for these assets.  Any future impairment would not impact cash flow but would result in an additional charge in our statement of operations.

Restructuring Charges.  During 2002 and 2001, we recorded significant charges to operations in connection with our restructuring programs.  The related reserves reflect estimates, including those pertaining to severance costs and facility exit costs.  We assess the reserve requirements to complete each restructuring program at the end of each reporting period.  Actual experience may be different from these estimates.  We had no restructuring charges in the three months ended September 30, 2005 and 2004.  In the three months ended September 30, 2005, the Company took a charge of $0.1 million as a result of a change in estimate relating to future sublease assumptions.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net revenue	100.0%	100.0%	100.0%	100.0%
Costs and operating expenses:
Datacommunications and telecommunications	87.8	85.3	86.8	85.2
Research and development	3.3	5.1	3.4	5.7
Selling and marketing	3.2	3.3	3.1	3.4
General and administrative	4.3	5.3	4.0	5.3
Depreciation and amortization	1.8	3.0	1.8	4.5
Total costs and operating expenses	100.4	102.0	99.1	104.1

(Loss) income from operations	(0.4)	(2.0)	0.9	(4.1)

Interest income	0.3	—	0.3	0.2
Interest expense	(0.1)	(2.0)	(0.9)	(1.6)
Other expenses, net	—	(0.1)	(0.1)	(0.1)
Foreign exchange (loss) gain, net	(0.2)	0.3	(0.3)	0.2
Debt conversion premium and transaction costs	(1.4)	—	(0.7)	—
Loss on non-marketable long-term security	—	—	—	(2.7)
Refinancing-related charges:
Transaction costs	—	—	—	(1.2)
Additional interest, net	—	(0.3)	—	(0.3)
Loss from continuing operations	(1.8)	(4.1)	(0.8.)	(9.6)

Income from discontinued operations	—	2.6	—	1.0
Net loss	(1.8)%	(1.5)%	(0.8)%	(8.6)%

Three Months Ended September 30, 2005 Compared to September 30, 2004

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

Our total net revenue increased by approximately $24.3 million, or 35%, to $94.6 million for 2005 from $70.3 million for 2004.  Traffic carried over our network increased 53% to approximately 2.0 billion minutes for 2005 from 1.3 billion minutes for 2004 and our average revenue per minute was 4.8 cents per minute in 2005 compared to 5.5 cents per minute in 2004.  Trading revenue increased $18.5 million, or 32%, to $77.1 million for 2005 from $58.6 million in 2004.  Retail revenues increased $5.8 million, or 50%, to $17.6 million in 2005 from $11.8 million in 2004.  This increase reflects the growth we have achieved with our retail prepaid calling card services, which we introduced in the third quarter of 2003.  Revenue from our Pingo calling services, which we launched in September 2004, was not material in the three months ended September 30, 2005.

Sequentially, total net revenue in the three months ended September 30, 2005 was essentially the same as the preceding quarter.  Trading revenue declined by $0.7 million for the three months ended September 30, 2005 compared to the three months ended June 30, 2005.  The decline was in large part a result of lower China-originated revenue which offset an increase in revenue from consumer VoIP customers.  Retail revenue increased $0.7 million in the three months ended September 30, 2005 compared to the preceding quarter.  The increase in Retail revenue reflected in large part an increase in new brands during the current quarter.

Data communications and telecommunications costs. Data communications and telecommunications costs are composed primarily of termination and circuit costs. Termination costs are paid to local service providers to terminate voice and fax calls received from our network. Terminating costs are negotiated with the local service provider. Should competition cause a decrease in the prices we charge our customers and, as a result, a decrease in our profit margins, our contracts, in some cases, provide us with the flexibility to renegotiate the per-minute termination fees. Circuit costs include charges for Internet access at our Internet Central Offices, fees for the connections between our Internet Central Offices and our customers and/or service provider partners, facilities charges for overseas Internet access and phone lines to the primary telecommunications carriers in particular countries, and charges for the limited number of dedicated international private line circuits we use.  For our Retail calling services, these costs also include the cost of local and toll free access charges.

Data communications and telecommunications expenses increased by $23.1 million, or 39%, to $83.1 million for 2005 from $60.0 million for 2004, in line with our growth in total net revenue.  Data communications and telecommunications expenses were $68.2 million and $14.9 million for our Trading and Retail business segments, respectively, in 2005, compared to $50.0 million and $10.0 million for our Trading and Retail business segments, respectively, in 2004. The increase in data communications and telecommunications expense primarily reflects the increase in traffic, as discussed above.  The largest component of this expense, termination costs, increased to $81.5 million for 2005 from $58.4 million for 2004, while circuit costs were $1.6 million for 2005, the same amount as 2004.  As a percentage of total net revenue, data communications and telecommunications expenses increased to 87.8% for 2005 from 85.3% in 2004.

Gross margin Total gross margin (net revenue less data communications and telecommunications costs) declined to 12.2% of total net revenue in 2005, compared to 14.7% of total net revenue in 2004.  Trading gross margin was 11.4% of Trading revenue in 2005, compared to 14.6% in 2004.  The lower Trading gross margin was a result of a combination of a decline in higher margin China revenue and an increase in lower margin Latin American revenue.  Retail gross margin was 15.4% of Retail revenue in 2005, compared to 15.1% in 2004.

Sequentially, total gross margin declined to 12.2% of total revenue from 13.4% of total revenue in the preceding quarter.  Trading gross margin declined to 11.4% from 11.9% in the preceding quarter primarily as a result of the decline in higher margin China revenue.  Retail gross margin declined to 15.4%, from 20.4% in the preceding quarter, primarily as a result of the introduction of aggressively priced cards in the current period.

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

Research and development expenses decreased $0.5 million to $3.1 million for 2005 from $3.6 million for 2004. The decrease in research and development expenses is due to greater operational efficiencies supporting the iBasis Network, including reduced network hardware and software maintenance costs.  As a percentage of net revenue, research and development expenses decreased to 3.3% for 2005 from 5.1% for 2004.

Selling and marketing expenses. Selling and marketing expenses include expenses relating to the salaries, payroll taxes, benefits and commissions that we pay for sales personnel and the expenses associated with the development and implementation of our promotion and marketing campaigns.

Selling and marketing expenses increased by $0.7 million, to $3.0 million in 2005, from $2.3 million in 2004.  The increase in expenses primarily relates to additional investments we have made in sales and marketing to support our rapidly expanding Retail business, including marketing and promotional costs.  As a percentage of net revenue, selling and marketing expenses decreased to 3.2% for 2005 from 3.3% for 2004.

General and administrative expenses. General and administrative expenses include salaries, payroll taxes and benefits, and related costs for general corporate functions, including executive management, finance and administration, legal and regulatory, facilities, information technology and human resources.

General and administrative expenses increased by $0.4 million to $4.1 million for 2005 from $3.7 million for 2004.  The increase in expenses primarily relates to higher professional fees and an increase of $0.3 million to our reserve for uncollectible accounts receivable.  As a percentage of net revenue, general and administrative expenses decreased to 4.3% for 2005 and 5.3% for 2004.

Depreciation and amortization expenses. Depreciation and amortization expenses decreased by $0.4 million to $1.7 million for 2005 from $2.1 million for 2004.  This decrease was primarily due to certain equipment being fully depreciated.  As a percentage of net revenue, depreciation and amortization expenses decreased to 1.8% for 2005 from 3.0% for 2004.

Interest income.  Interest income was $294,000 and $13,000 for 2005 and 2004, respectively.  The increase primarily reflects the income earned on the proceeds from our private equity placement in September 2004, which have been invested in short-term marketable securities.

Interest expense. As a result of our bond conversions of the remaining $19.9 million of 8% Secured Convertible Notes due June 2007 and the remaining $32.6 million of 6¾% Convertible Subordinated Notes due June 2009, we had no bond interest expense in the three months ended September 30, 2005.  Interest expense in the 2005 period related to equipment leases.  Interest expense in 2004 included interest on both our 8% Secured Convertible Notes due June 2007 and our 6 ¾% Convertible Subordinated Notes due June 2009.

Other expenses, net.  Other expenses, net were $40,000 and $71,000 in 2005 and 2004, respectively, and relate mostly to state excise, use and franchise taxes.

Foreign exchange loss(gain), net Foreign exchange loss was $174,000 in 2005, compared to a gain of $222,000 in 2004.  The foreign exchange loss primarily reflects the effect of the weakening Euro on our Euro-denominated accounts receivable.  We began separately reporting foreign exchange gain and losses in 2005 as they have become material.  We have reclassified prior year amounts to conform to the current year presentation.

Debt conversion premium and transaction costs The debt conversion premium of $1,194,000 reflects cash payments made to certain noteholders in July 2005 in negotiated agreements to encourage early conversion of $19.9 million of our 8% Secured Convertible Notes due June 2007.  In addition, transaction costs were approximately $120,000 and were primarily for investment banking fees.

Refinancing-related charges In June 2004, we completed a refinancing of our existing bond debt.  Transaction costs associated with the debt refinancing for the three months ended September 30, 2004 were $0.2 million.

Income taxes.  We have not recorded an income tax benefit for the losses associated with our operating losses in 2005 or 2004 as we believe that it is more likely than not that these benefits will not be realized.

Net loss.  Net loss was $1.7 million in 2005, compared to a net loss of $1.0 million in 2004.  The net loss in 2005 included a debt conversion premiums and transaction costs of $1.3 million.  In 2004, the net loss was net of income from discontinued operations of $1.9 million.

Nine Months Ended September 30, 2005 Compared to September 30, 2004

Net revenue.  Our total net revenue increased by approximately $89.4 million, or 47%, to $277.9 million for 2005 from $188.5 million for 2004.  Traffic carried over our network increased 61% to approximately 5.5 billion minutes for 2005 from 3.4 billion minutes for 2004 and our average revenue per minute was 5.0 cents per minute in 2005 compared to 5.5 cents per minute in 2004.  Trading revenue increased $60.2 million, or 36%, to $225.5 million for 2005 from $165.3 million in 2004.  Retail revenues increased $29.1 million, or 125%, to $52.4 million in 2005 from $23.3 million in 2004.  This increase reflects the growth we have achieved with our retail prepaid calling card services, which we introduced in the third quarter of 2003.  Revenue from our Pingo calling services, which we launched in September 2004, was not material for the nine months ended September 30, 2005.

Data communications and telecommunications costs.  Data communications and telecommunications costs increased by $80.6 million, or 50%, to $241.3 million for 2005 from $160.7 million for 2004, in line with our growth in total net revenue.  Data communications and telecommunications expenses were $197.8 million and $43.5 million for our Trading and Retail business segments, respectively, in 2005, compared to $141.5 million and $19.2 million for our Trading and Retail business segments, respectively, in 2004. The increase in data communications and telecommunications expense primarily reflects the increase in traffic, as discussed above.  The largest component of this expense, termination costs, increased to $236.3 million for 2005 from $156.5 million for 2004, while circuit costs increased to $5.0 million for 2005 from $4.2 million for 2004.  As a percentage of total net revenue, data communications and telecommunications expenses increased to 86.8% for 2005 from 85.2% in 2004.

Gross margin Total gross margin declined to 13.2% of total net revenue in 2005, compared to 14.8% of total net revenue in 2004.  Trading gross margin was 12.3% of Trading revenue in 2005, compared to 14.4% in 2004.  Retail gross margin was 16.9% of Retail revenue in 2005, compared to 17.5% in 2004.

Research and development expenses.  Research and development expenses decreased $1.3 million to $9.3 million for 2005 from $10.6 million for 2004. The decrease in research and development expenses is due to greater operational efficiencies supporting the iBasis Network, including reduced network hardware and software maintenance costs.  As a percentage of net revenue, research and development expenses decreased to 3.4% for 2005 from 5.7% for 2004.

Selling and marketing expenses.  Selling and marketing expenses increased by $2.2 million, to $8.6 million in 2005, from $6.4 million in 2004.  The increase in expenses primarily relates to additional investments we have made in sales and marketing to support our rapidly expanding Retail business, including marketing and promotional costs.  As a percentage of net revenue, selling and marketing expenses decreased to 3.1% for 2005 from 3.4% for 2004.

General and administrative expenses.  General and administrative expenses increased by $1.2 million to $11.2 million for 2005 from $10.0 million for 2004.  The increase in expenses primarily relates to higher professional fees and an increase of $0.6 million to our reserve for uncollectible accounts receivable.  As a percentage of net revenue, general and administrative expenses decreased to 4.0% for 2005 and 5.3% for 2004.

Depreciation and amortization expenses. Depreciation and amortization expenses decreased by $3.3 million to $5.1 million for 2005 from $8.4 million for 2004.  This decrease was primarily due to certain equipment being fully depreciated.  As a percentage of net revenue, depreciation and amortization expenses decreased to 1.8% for 2005 from 4.5% for 2004.

Interest income.  Interest income was $0.8 million and $0.4 million for 2005 and 2004, respectively.  The increase primarily reflects the income earned on the proceeds from our private equity placement in September 2004, which have been invested in short-term marketable securities.

Interest expense. Interest expense was $2.5 million in 2005, compared to $3.0 million in 2004, and primarily consisted of interest on our 6¾% Convertible Subordinated Notes due June 2009 and our 8% Secured Convertible Notes due June 2007 for the first six months of 2005.  As a result of our bond conversions of the remaining $19.9 million of 8% Secured Convertible Notes due June 2007 and the remaining $32.6 million of 6¾% Convertible Subordinated Notes due June 2009, we had no bond interest expense in the three months ended September 30, 2005.

Other expenses, net.  Other expenses, net were $200,000 and $156,000 in 2005 and 2004, respectively, and relate mostly to state excise, use and franchise taxes.

Foreign exchange loss(gain), net Foreign exchange loss was $754,000 in 2005, compared to a gain of $302,000 in 2004.  The increase in foreign exchange loss primarily reflects the effect of the weakening Euro on our Euro-denominated accounts receivable.  We have reclassified prior year amounts to conform to the current year presentation.

Debt conversion premium and transaction costs The debt conversion premiums of $1,855,000 reflects payments made to certain noteholders in June and July in negotiated agreements to encourage early conversion of $29.0 of our 8% Secured Convertible Notes due June 2007 and $2.0 million of our 6¾% Convertible Subordinated Notes due June 2009.  Of the total payment, $1,740,000 was paid in cash and the balance was paid in the form of 43,736 shares of iBasis common stock with a fair value of $115,000.  In addition, transactions costs were approximately $120,000 and consisted of investment banking and legal fees.

Refinancing-related charges In June 2004, we completed a refinancing of our existing bond debt.  Transaction costs associated with the debt refinancing totaled $2.2 million and were largely comprised of investment banking services, legal and audit fees.  As part of that refinancing, we issued warrants to purchase 5.2 million shares of iBasis common stock, at $1.85 per common share, which were valued at $2.1 million and classified as additional interest.  In addition, future interest of $1.6 million on the 11½% Senior Secured Notes, which had originally been charged to the gain on bond exchanges in 2003, was reversed and netted against additional interest as a result of the prepayment of these notes in the debt refinancing.

Income taxes.  We have not recorded an income tax benefit for the losses associated with our operating losses in 2005 or 2004 as we believe that it is more likely than not that these benefits will not be realized.

Net loss.  Net loss was $2.3 million in 2005, compared to a net loss of $16.3 million in 2004.  The net loss in 2005 included debt conversion premium payments and transaction costs of $2.0 million.  In 2004, the net loss included refinancing-related charges of $2.4 million and a $5.0 million loss on a non-marketable long-term security.

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

Net cash provided by operating activities for the nine months ended September 30, 2005 was $8.1 million, compared to net cash used of $1.8 million for the same period in 2004.  The net cash provided by operating activities in 2005 was largely a result of our income from operations of $2.4 million, before depreciation charges of $5.1 million.  Cash used in operating activities in 2004 of $1.8 million was primarily the result of the net loss of $16.3 million, less non-cash charges of $15.6 million.

Net cash used in investing activities of $8.1 million for the nine months ended September 30, 2005 includes $2.7 million for purchases of equipment to support the expansion of the iBasis Network.  In addition, we used $21.3 million for purchases of short-term available-for-sale marketable investments and received proceeds of $15.9 million from the maturities of short-term marketable investments.  Cash provided by investing activities in the nine months ended September 30, 2004 of $1.5 million relates to the proceeds from an earn-out receivable and escrow payment of $1.1 million and $1.5 million, respectively, relating to the sale of our former Speech Solutions Business, less $1.1 million in purchases of equipment.

During the three months ended September 30, 2005, we completed the process of eliminating our long-term bond debt through a series of debt conversion transactions.  In June 2005, we negotiated (i) the early conversion of $9,100,000 of our 8% Secured Convertible Notes due June 2007 into 4.9 million shares of common stock at the conversion price of $1.85 per common share and (ii) the early conversion of $2,000,000 of our 6 ¾% Convertible Subordinated Notes due June 2009 into 1.1 million shares of common stock at the conversion price of $1.85 per common share.  We paid a total of $661,000 in premiums to the noteholders to encourage the early conversion of these notes, of which $546,000 was paid in cash and the remaining $115,000 was paid in the form of 43,736 shares of the Company’s common stock with a fair value of $115,000.  In addition, $1,150,000 of our 6 ¾% Convertible Subordinated Notes due June 2009 voluntarily converted into 0.6 million shares of common stock at the conversion price of $1.85 per share.  In total, $12,250,000 of notes were converted into 6.6 million shares of common stock.

In July 2005, we negotiated the early conversion of the remaining $19,900,000 of our 8% Secured Convertible Notes due June 2007 into 10.8 million shares of common stock at the stated conversion price of $1.85 per share.  We paid a total premium of $1,194,000 in cash to the noteholders to encourage the early conversion of these notes.  In addition, transactions costs associated with this early conversion were $0.1 million and consisted primarily of investment banker fees.

From mid-August 2005 through early September 2005, all of our remaining $32,599,000 of 6¾% Convertible Subordinated Notes due June 2009 were converted to shares of our common stock at the stated conversion price of $1.85 per share.  In mid-August 2005, we had announced our intention to redeem all of these outstanding notes for cash at the face value of the notes, plus accrued interest, with a planned redemption date of September 6, 2005.  Holders of these notes had the option to convert their notes to our common stock at the stated conversion price of $1.85 per share up to the day preceding the planned redemption date.

Net cash used in financing activities was $1.0 million for the nine months ended September 30, 2005.  Cash used in financing activities in 2005 included debt conversion premium payments of $1.9 million, $0.9 million for repayment of the remaining 5¾% Convertible Subordinated Notes due March 2005 and payments of capital lease obligations of $0.9 million.  In addition, we received proceeds of $2.4 million from the exercise of 2.2 million warrant shares to purchase our common stock during the nine months ended September 30, 2005.  Cash provided by financing activities in the nine months ended September 30, 2004 included $30.5 million in net proceeds from the sale of common stock in a private equity placement, an additional $3.8 million resulting from the prepayment of all $25.2 million of 11½% Secured Convertible Notes due January 2005 and the issuance of $29.0 million of new 8% Secured Convertible Notes due June 2007.  Transaction costs associated with the debt refinancing were $2.0 million and capital lease payments were $1.9 million and we repaid $2.3 million in bank borrowings.  In addition, we received proceeds from warrant exercises of $1.1 million in 2004.

We had no borrowings under our $15.0 million bank line of credit at September 30, 2005 or December 31, 2004.  We had issued outstanding letters of credit of $2.3 million and $3.0 million at September 30, 2005 and December 31, 2004, respectively.

In October 2005, the Company announced a program to repurchase up to $5.0 million of its common stock.  The stock repurchases under this program may be made over the next year through open market and privately negotiated transactions at times and in such amounts as the Company’s management deems appropriate.  The stock repurchase program may be limited or terminated at any point in time.  As of November 10, 2005, the Company had repurchased 52,900 shares of its common stock at a total cost of approximately $97,000.

We anticipate that the September 30, 2005 balance of $43.3 million in cash, cash equivalents and short-term marketable investments, together with cash flow generated from operations, will be sufficient to fund our operations and capital expenditures for at least the next twelve months.

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

Contractual Obligations

The following table summarizes our future contractual obligations as of September 30, 2005:

	Payment Due Dates
	Total	Less than 1 Year	1 to 2 Years	2 to 3 Years	3 to 5 Years	After 5 Years
	(In thousands)
Capital lease obligations	$3,367	$1,370	$1,310	$687	$—	$—
Operating leases	9,571	2,759	2,091	1,939	2,494	288
Total	$12,938	$4,129	$3,401	$2,626	$2,494	$288

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

We expect to adopt SFAS No. 123R using the Statement’s modified prospective application method.  Adoption of SFAS No. 123R is expected to increase our stock compensation expense.  We are currently in the process of evaluating the impact and implementation of SFAS No. 123R.

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

We may need additional capital in the future to fund our operations, finance investments in equipment and corporate infrastructure, expand our network, increase the range of services we offer and respond to competitive pressures and perceived opportunities.  We have had a history of negative cash flows from operations.  Although we generated $8.1 million in cash flow from operations in the nine months ended September 30, 2005, our negative cash flow from operations was $7.2 million and $3.2 million in the years ended December 31, 2004 and 2003, respectively.  Cash flow from operations and cash on hand may not be sufficient to cover our operating expenses, working capital, and capital investment needs. We may not be able to obtain additional financing on terms acceptable to us, if at all. If we raise additional funds by selling equity securities, the relative equity ownership of our existing investors could be diluted or the new investors could obtain terms more favorable than previous investors. A failure to obtain additional funding could prevent us from making expenditures that are needed to allow us to grow or maintain our operations.

Our financial condition, and the restrictive covenants contained in our credit facility may limit our ability to borrow additional funds or raise additional equity as may be required to fund our future operations.

We had a net loss of $2.3 million in the nine months ended September 30, 2005 and we incurred significant losses from continuing operations of $19.4 million and $10.9 million for the years ended December 31, 2004 and 2003, respectively.  Moreover, the terms of our $15 million revolving credit facility and our debt exchange may limit our ability to, among other things:

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

International governmental regulation and legal uncertainties and other laws could limit our ability to provide our services, make them more expensive, or subject us or our employees to legal or criminal liability.

Many countries currently prohibit or limit competition in the provision of traditional voice telephony services. In some of those countries, licensed telephony carriers as well as government regulators and law enforcement authorities have questioned our legal authority and/or the legal authority of our service partners or affiliated entities and employees to offer our services. We may face similar questions in additional countries. Our failure to qualify as a properly licensed service provider, or to comply with other foreign laws and regulations, could materially adversely affect our business, financial condition and results of operations, including subjecting us or our employees to taxes and criminal or other penalties and/or by precluding us from, or limiting us in, enforcing contracts in such jurisdictions.

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

While the FCC to date has maintained an informal policy that information service providers, including VoIP providers, are not telecommunications carriers for regulatory purposes, various entities have challenged this idea before the FCC and at various state government agencies.  In 2004, the FCC ruled against AT&T, finding that certain traffic AT&T carried in part utilizing an Internet protocol format was nonetheless regulated telecommunications for which terminating access charges were due. The FCC has also found that AT&T’s prepaid calling cards, which AT&T had claimed as an enhanced, non-regulated offering, constituted traditional telecommunications for which universal service subsidies are due.  In so doing, the FCC imposed such liability retroactively, and ruled that similarly situated carriers must also fulfill reporting and contribution requirements for universal service funding.  The FCC is proceeding over several related Notices of Proposed Rulemakings or other petitions, on regulation of prepaid calling cards and the extent that Internet protocol capabilities insulate such offerings from traditional regulation, the extent to which wholesale and other VoIP offerings may be subject to access charges, and a proceeding covering IP-enabled services more generally. Adverse rulings or rulemakings could subject us to licensing requirements and additional fees and subsidies.

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

We have offered our prepaid international calling card services on a wholesale basis to international carrier customers, and others, some of which provide these services to end-user customers, enabling them to call internationally over The iBasis Network from the U.S. We have participated in the selling and marketing of such cards on a retail basis. Further, we have also entered the retail market with a web-based prepaid card offering.  Although the calling cards are not primarily used for domestic interstate or intrastate use, we have not blocked the ability to place such calls or required our wholesale customers or distributors to show evidence of their compliance with U.S. and state regulations. As a result, there may be domestic use of the cards. Because we provide services that are primarily wholesale and/or international and utilize VoIP technology, we do not believe that we are subject to federal or state telecommunications regulation for the possible uses of these services described here and, accordingly, we have not obtained state licenses, filed state or federal tariffs, posted bonds, or undertaken other possible compliance steps. We have also been questioned by regulators about our offerings.  Under current standards or as-yet undetermined rules, the FCC and state regulatory authorities may not agree with our position. If they do not, we could become subject to regulation at the federal and state level for these services, and could become subject to licensing and bonding requirements, and federal and state fees and taxes, and other laws, all of which could materially affect our business.

We are also subject to federal and state laws and regulations regarding consumer protection, advertising, and disclosure regulations. These rules could substantially increase the cost of doing business domestically and in any particular state.  Law enforcement authorities may utilize their powers under consumer protection laws against us in the event we do not meet legal requirements in that jurisdiction which could either increase costs or prevent us from doing business there.

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

Nonetheless, we have indirectly paid, and intend to continue paying, payphone service providers as part of our prepaid calling card business. To date, we have reimbursed certain of our toll-free access vendors - facilities-based long distance carriers from which we have received payphone calls that could be construed to be compensable under the payphone compensation rules - who have indeed paid payphone compensation for such calls. We have contracted with a clearinghouse to remit funds directly to payphone service providers for calls originating from payphones utilizing our prepaid calling cards.  For all other types of traffic related to our wholesale business, we believe that we are not responsible for payphone compensation, but rather that the carrier that precedes us is.  In accordance therewith, for wholesale traffic, we seeking to apportion such responsibility by contract.

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

Because of these factors, you should not rely on quarter-to-quarter comparisons of our results of operations as an indication of our future performance. It is possible that, in future periods, our results of operations will be significantly lower than the estimates of public market analysts, investors or our own estimates. Such a discrepancy could cause the price of our common stock to decline significantly and adversely affect profitability.

We may never generate sufficient revenue and gross margin to become profitable if telecommunications carriers and other communications service providers or others are reluctant to use our services or do not use our services, including any new services, in sufficient volume.

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

The growth of our core business depends on carriers and other communications service providers generating an increased volume of international voice and fax traffic and selecting our network to carry at least some of this traffic. Similarly, the growth of any retail services we offer depends on these factors as well as acceptance in the market of the brands that we service, including their respective rates, terms and conditions. If the volume of international voice and fax traffic and associated or other retail services fail to increase, or decrease, and these parties or other customers do not employ our network or otherwise use our services, our profitability will be materially and adversely affected.

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

We may increase costs and risks in our business to the extent we rely on third parties.

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

Parties that Maintain Phone and Data Lines and Other Telecommunications Services. Our business model depends on the availability of the Internet and traditional telephone networks to transmit voice and fax calls. Third parties maintain and own these networks, other components that comprise the Internet, and business relationships that allow telephone calls to be terminated over the public switched telephone network. Some of these third parties are telephone companies. They may increase their charges for using these lines at any time and thereby increase our expenses. They may also fail to maintain their lines properly, fail to maintain the ability to terminate calls, or otherwise disrupt our ability to provide service to our customers. Any such failure that leads to a material disruption of our ability to complete calls or provide other services could discourage our customers from using our network, which could adversely effect our profitability.

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

The market for prepaid calling services is extremely competitive. Hundreds of providers offer calling card products and services.  We have relatively recently begun offering prepaid calling card and related web-based services and have little prior experience in these businesses.  If we do not successfully maintain and expand our distribution channel and enter geographic markets in which our rates, fees, surcharges, country services, and our other products and service characteristics can successfully compete, our business could be materially adversely affected.

We are subject to downward pricing pressures and a continuing need to renegotiate overseas rates.

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

Because we provide many of our services internationally, we are subject to additional risks related to operating in foreign countries. In particular, in order to provide services and operate facilities in some countries, we have established subsidiaries or other legal entities or may have forged relationships with service partners or entities set up by our employees.  We also rely on our own employees to maintain certain functions of our Internet Central Offices and, in some cases, to deploy and operate our smaller Points of Presence installations.  Associated risks include:

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

We may not be able to maintain our routing, reporting, and billing systems and related databases adequately and cost-effectively to accommodate our continuing needs.

Our business requires that we track enormous volumes of data so that we can manage traffic, margin, revenue, and customer accounts. We constantly measure and upgrade our technical capabilities, and develop new tools to address our needs.  If we do not maintain these systems or modify them in an appropriate manner, or bill our customers properly, our business will be negatively affected.

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

Our investments in commercial paper and debt instruments are subject to interest rate risk, but due to the short-term nature of these investments, changes in interest rates would not have a material impact on their value at September 30, 2005. Our primary interest rate risk is the risk on borrowings under our line of credit agreements, which are subject to interest rates based on the bank’s prime rate. A change in the applicable interest rates would also affect the rate at which we could borrow funds or finance equipment purchases.  Our capital lease obligations are fixed rate debt. A 10% change in interest rates would not have a material impact on interest expense associated with our line of credit agreement.

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

As of September 30, 2005, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Rule 13a – 15(b) promulgated under the Exchange Act.  Based upon that evaluation, the Company’s management, including its Chief Executive Officer and its Chief Financial Officer, concluded that the Company’s disclosure controls and procedures are effective in ensuring that material information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such material information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting.

As of September 30, 2005, our management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 240.13a-15(e) and 240.15d-15(e) of the Securities Exchange Act of 1934.

During the third quarter, we discovered a deficiency in a prior upgrade of software relating to the reporting of retail prepaid revenue.  The deficiency was corrected and did not have an effect on our third quarter financial results.

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

iBasis, Inc.

November 14, 2005	By:	/s/ Richard Tennant
Richard Tennant
Vice President and Chief Financial Officer
(Authorized Officer and
Principal Accounting Officer)