Form 10-K
period 2005-12-31
IBASIS INC
filed 2006-03-16
CIK 1091756

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒                              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐   No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-X is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐         Accelerated filer ☒         Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

The aggregate market value of the registrant’s common stock, $0.001 par value per share, held by non-affiliates of the registrant as of June 30, 2005 was approximately $176,443,966 based on 64,869,105 shares held by such non-affiliates at the closing price of a share of common stock of $2.72 as reported on the OTC Bulletin Board on such date. Affiliates of the Company (defined as officers, directors and owners of 10 percent or more of the outstanding share of common stock) owned 7,082,001 shares of common stock outstanding on such date. The number of outstanding shares of common stock of the Company on February 28, 2006 was 99,511,016

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Stockholders to be held on May 2, 2006, are incorporated by reference into Part III hereof. With the exception of the portions of such Proxy Statement expressly incorporated into this Annual Report on Form 10-K by reference, such Proxy Statement shall not be deemed filed as part of this Annual Report on Form 10-K.

iBASIS, INC.

FORM 10-K
For the Year Ended December 31, 2005

This annual report on Form 10-K and the documents incorporated by reference, and accompanying materials mailed to shareholders, contain forward-looking statements based on current expectations, estimates and projections about iBasis’ industry and management’s beliefs and assumptions. In some cases you can identify these statements by forward-looking words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “should,” “will,” and “would” or similar words. You should read statements that contain these words carefully because they discuss future expectations, contain projections of future results of operations, financial position, and cash flows or state other “forward-looking” information. The important factors listed in the section captioned “Item 1A Risk Factors,” as well as any cautionary language in this annual report, provide examples of risks, uncertainties and events that may cause the actual results to differ materially from the expectations described in these forward-looking statements. You should be aware that the occurrence of the events described in these risk factors and elsewhere in this annual report could have an adverse effect on the business, results of operations and financial position of iBasis.

Any forward-looking statements in this annual report are not guarantees of future performance, and actual results, developments and business decisions may differ from those envisaged by these forward-looking statements, possibly materially. iBasis disclaims any duty to update any forward-looking statements, even if new information becomes available or other events occur in the future.

PART I

Item 1.                        Business

Company Overview

We are a leading provider of international communications services and a provider of retail prepaid calling services. Our operations consist of our Voice-Over-Internet-Protocol (“VoIP”) trading business (“Trading”), in which we connect buyers and sellers of international telecommunications services, and our retail services business (“Retail”). In the Trading business we receive voice traffic from buyers—originating carriers who are interconnected to our network via VoIP or traditional time division multiplexing (“TDM”) connections, and we route that traffic over the Internet to sellers—local service providers and carriers in the destination countries with whom we have established agreements to manage the completion or termination of the call. We use proprietary, patent-pending technology to automate the selection of routes and termination partners based on a variety of performance, quality, and business metrics. We offer this Trading service on a wholesale basis to carriers, consumer VoIP companies, telephony resellers and other service providers worldwide. We have call termination agreements with local service providers in North America, Europe, Asia, the Middle East, Latin America, Africa and Australia.

We continue to expand our market share in our Trading business by expanding our customer base and by introducing cost-effective solutions for our customers to interconnect with our network. We have expanded our DirectVoIP offering with DirectVoIPTM Broadband, which addresses interconnection requirements that are specific to the growing consumer VoIP market. We have more than 30 customers in the consumer VoIP market, including two of the industry leaders, and we believe this market offers significant growth potential for us. In addition, we continue to increase the traffic we terminate to mobile phones, which generally delivers higher average revenue per minute and higher margins than fixed-line traffic. We also offer our PremiumCertified® international routing product which is designed to enhance our ability to compete for retail international traffic from existing customers as well as from mobile operators and consumer VoIP providers. PremiumCertified® features routes to more than 700 destinations that are actively monitored and managed to deliver a level of quality that is equal to or exceeds the highest industry benchmarks for retail quality.

Our Retail business was launched in late 2003, with the introduction of our retail prepaid calling cards that are marketed through distributors primarily to ethnic communities within major metropolitan markets in the U.S. Our retail prepaid calling card business leverages our existing international VoIP network and has the potential to deliver higher margins than are typically achieved in the Trading business. In addition, the retail prepaid calling card business typically has a faster cash collection cycle than the Trading business. In September 2004, we launched Pingo®, a prepaid calling service offered directly to consumers through an eCommerce web interface, which we have included in our Retail business segment. Revenues from our Pingo services were not material in 2005 and 2004.

We were incorporated as a Delaware corporation in 1996. Our principal executive offices are located at 20 Second Avenue, Burlington, Massachusetts and our telephone number is (781) 505-7500. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K are available through the Securities and Exchange Commission’s (“SEC”) website at www.sec.gov or free of charge on our investor relations website at http://investor.ibasis.com.

Industry Overview

Market Overview.   The international voice and fax traffic market is estimated by industry analyst TeleGeography to be worth more than $65 billion. We believe that this market will grow as countries around the world continue to deregulate their telecommunication markets, prices fall and underlying trends in migration and economic integration drive fundamental demand. We believe there are three major industry trends that will drive continued growth in the wholesale trading of international voice traffic. These trends involve the migration of voice traffic:

•       from traditional vertically-integrated international carriers to more specialized local service providers;

•       from fixed-line networks to mobile networks; and

•       from the traditional time-division multiplexing (TDM) network to VoIP.

In most cases, international traffic is moving to carriers that do not have extensive international networks and are dependent on wholesale providers like iBasis to provide effective international service for retail customers.

Global deregulation combined with rapid technological advances has enabled the emergence of many new communications service providers in dozens of local markets. In their efforts to remain competitive, national carriers are focusing their capital spending on “last-mile” services such as fixed-line, wireless, and cable, which account for a very large percentage of their revenues. Consequently, communications service providers are looking for ways to expand their ability to serve all of their customers’ telecom needs, while simultaneously reducing the cost of providing international services. Increasingly, the world’s carriers are seeking to outsource international voice traffic to efficient VoIP networks, such as The iBasis Network™, whose inherently lower infrastructure and transport costs can help improve a carrier’s competitiveness and bottom line, without compromising service quality.

The Mainstreaming of VoIP.   Although the consumer adoption of VoIP services is a recent development, iBasis has been transmitting VoIP calls for many of the world’s largest carriers for several years. Managing quality of service at the core of the network, which iBasis pioneered and mastered, has allowed phone-to-phone calls to be transmitted over the Internet with quality nearly indistinguishable from that of traditional voice networks. Enabled by the quality of VoIP service from providers like iBasis, international VoIP traffic has grown rapidly. According to industry analyst, TeleGeography, international VoIP traffic grew from 23 billion minutes in 2003, to 31 billion minutes in 2004,  and was forecasted to reach 43 billion minutes in 2005.

Unlike fixed-line telecommunication networks and managed IP networks, the Internet has many potential points of congestion where information, in the form of data packets, can be delayed or dropped. For non real-time communications, such as email, a slight delay in the receipt of a message is not significant. However, for real-time communications, such as telephone calls, the result of a delay in transmitting the call, or losing the call altogether, is significant. To minimize the risk of delays or losing calls over the Internet, we utilize complex and proprietary performance monitoring and call routing technology to ensure consistently high call completion and voice quality. We have developed patent-pending quality management technology that enables us to deliver call completion rates and average call durations (the standard metrics carriers use for measuring quality) that we believe are consistently equal to or better than those achieved by traditional fixed-line carriers.

VoIP’s principal benefits are:

•       Cost Advantage from Internet Transport. Traditional voice networks use circuit-switching technology, which establishes dedicated channels between an originating and terminating point for the duration of a call. Physical facilities (typically fiber and associated equipment) are dedicated to voice traffic between switching nodes, regardless of changes in demand. In contrast, VoIP is based on packet-switching technology. This technology completes a call by digitizing and dividing a speaker’s voice into small packets that travel to their destination along lines carrying packets of other Internet traffic, in much the same way as email travels. Using a network of service facilities connected to the public Internet for transport is less costly than building a dedicated network as our calls share the Internet with other traffic.

•       Cost Advantage from IP Technology. VoIP gateway equipment which is used to convert and route phone calls over the Internet is less expensive and requires less physical space in telecom facilities than traditional telecommunications equipment.

•       Cost Advantage from Bypass of International Settlement Rates. Traditional international long distance calls are completed through international toll switches that provide access to the terminating network. These networks are often owned by government bodies or telecommunications carriers who charge settlement rates well in excess of costs. Although these fees are being reduced in many countries as industry deregulation continues, these charges remain significant. Calls routed over the Internet bypass the toll switches, avoiding a significant portion of these fees, which further lowers the cost of completing such calls.

•       Positioning for New Services. In contrast to the closed, proprietary structure inherent in a traditional circuit-switched voice network, VoIP embraces an open architecture and open standards, which facilitates innovation at lower cost. Traditional voice networks have been designed specifically to provide one basic service, making it difficult and costly to introduce new services over those networks and their proprietary platforms. As data networks convert all services into standard data packets, new services are delivered from industry standard servers, integrating the Internet with the revolution in commodity computing. As a result, new services can be developed and brought to market much faster and more cost-efficiently.

Outsourcing VoIP services.   Given the advantages of VoIP, many carriers have begun to carry some portion of their voice traffic over IP networks. Despite the move by some large carriers to develop their own international VoIP infrastructures, most carriers have demonstrated more interested in outsourcing international traffic to providers such as iBasis. The reasons these carriers prefer to outsource international traffic include:

•       the relatively low percentage of revenue that international service represents for many large carriers;

•       the disproportionate cost and complexity of deploying and supporting international service infrastructure in contrast with domestic investment opportunities;

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

Trading Business

Our VoIP Trading business enables carriers and other communications service providers to outsource international voice and fax traffic, substantially lowering their transport and service support costs, without compromising quality. Our carrier customers access The iBasis Network, our international VoIP network, by establishing an interconnection through one of our “Internet Central Offices” or “ICOs”. ICOs are strategically located in major telecommunications hubs in the U.S., Asia, and Europe. Calls are transported over the Internet and terminated at “Internet Branch Offices” or “IBOs” generally managed by our terminating partners. In this way, our originating customers receive a single point of interconnection to a global network of termination points without the burden of managing the international network logistics and interconnection agreements on the far end. Likewise, our partners, who sell us termination capacity in their countries, receive a substantial source of traffic revenue without having to negotiate individual agreements and interconnections with originating carriers. Our services provide the following key benefits to our customers:

High Quality Call Completion.   Our network, monitoring and management technologies enable us to complete international voice and fax calls with quality comparable to that of traditional circuit-switched voice networks. This high quality is reflected in the fact that carriers choose to provide our VoIP services to their retail customers undifferentiated from their traditional services. We achieve high quality over the Internet through a variety of controls and technologies. At our 24x7, expert-staffed global Network Operations Centers (NOCs) in Burlington, Massachusetts, USA and Hong Kong, we are able to monitor our carrier customers’ voice traffic and automatically select optimal routing choices according to real time performance data. Using our patent-pending Assured Quality Routing® and PathEngine™ technology, we dynamically route customers’ traffic over multiple Internet routes, completing calls on our partners’ phone networks in destination countries.

Cost Effective Services.   Our call transport costs are lower because packet switching is more efficient than traditional circuit-switching. Because we use the Internet, rather than a private IP network, to deliver international voice traffic, we have greater infrastructure flexibility and lower capital costs than service providers that employ dedicated point-to-point connections. VoIP equipment is less costly and has lower facilities costs (due to its smaller physical footprint) than equivalent capacity circuit-switched equipment. We offer an open, scalable architecture that enables carriers and communications service providers to connect quickly and without investment or technical expertise. An additional advantage derives from our ability to bypass many of the international settlement rates associated with some international traffic carried over circuit-switched voice networks, which produces additional cost savings.

For financial information regarding our Trading business segment, see Note 3, Business Segment and Geographic Information, to our Consolidated Financial Statements.

Retail Business

Our Retail business consists primarily of our prepaid calling card services and Pingo, our prepaid calling service sold directly to consumer via an eCommerce interface. Our prepaid calling card business, which we launched in late 2003, leverages our global VoIP network and back-office systems, including a sophisticated prepaid rating and billing platform. We sell our retail prepaid calling cards through established distributors to retail outlets in major metropolitan markets across the U.S. We have established a dedicated operation to sell and service our prepaid retail calling card services. Typically, our Retail business delivers higher gross margins and has a faster cash collection cycle than our Trading business.

In September 2004, we launched Pingo, our retail calling services offered directly to consumers through our eCommerce web interface. Pingo customers in the United States use credit cards to purchase calling time over The iBasis Network by selecting a pre-set amount. Customers are provided with a toll-free access number, account number and personal identification number to access the service. International access numbers enable customers to use their Pingo accounts to save on international calls from approximately 35 other countries. Pingo’s enhanced features include access to on-line call and billing history, automatic recharging to maintain a balance in the customer’s Pingo account, and PINpass™ PIN-less dialing, which enables a customer to avoid keying in their account number and PIN when calling from any fixed or mobile phone they have registered on the Pingo site. These features are designed to increase the customer’s convenience and loyalty to the service. For financial information regarding our Retail business segment, see Note 3, Business Segment and Geographic Information, to our Consolidated Financial Statements.

Our Retail services build upon the underlying iBasis network and systems and gives us opportunities to capture retail traffic directly from consumers, which may provide us higher margins than traffic we receive through other carriers. In offering these services, we can, as described in the next section, take advantage of our high quality call completion and cost effective services.

The iBasis Network

iBasis transported approximately 7.8 billion minutes of traffic over the iBasis Network in 2005, a volume of traffic that positions the Compnay among the ten largest carriers of international traffic in the world, based on global traffic statistics contained in the industry analyst publication TeleGeography 2006.  As of December 31, 2005, we had Points of Presence—generally referred to as POPs—in 108 countries. POPs designate points where The iBasis Network is directly connected to local telephone networks for call origination or termination. In fact, we are capable of connecting to local networks in many more countries through our relationships with other carriers. These routes are commonly referred to as “off-net” routes and are utilized opportunistically when pricing is favorable.

The iBasis Network is based on a technologically advanced switchless architecture, leveraging proven hardware from industry leaders such as Cisco Systems and NexTone, as well as patent-pending iBasis software for quality management and advanced routing. Our Assured Quality Routing® and PathEngine™ technology enable ongoing monitoring of network performance and automatic selection of best quality routes based on near real-time performance data. The switchless architecture provides us with significant savings in operational costs and capital expense by eliminating the need for costly telecommunications switches and other equipment and connectivity in central offices. It also has enabled us to simplify provisioning, real-time route monitoring, and network management by decreasing the number of network components involved in carrying a call. The result for our customers is higher voice quality, call completion and call duration.

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

Internet Central Offices and Internet Branch Offices.   Our customers interconnect with our network, at their cost, by connecting dedicated voice circuits from their facilities to one of our ICOs, which are strategically located in Frankfurt, Hong Kong, London, Los Angeles, New York, Paris, and Tokyo. Alternatively, our customers may elect to install an iBasis IBO at their facilities. ICOs and IBOs receive calls directly from a local carrier’s switched network. VoIP gateways in each ICO or IBO digitize, compress and packetize voice and fax calls and then transmit them over the Internet. At the destination, another ICO or IBO reverses the process and the call is switched back from the Internet to a local carrier’s circuit-switched network in the destination country. Increasingly, customers are investing in VoIP equipment and connecting to us using an IP signal. As this trend progresses, our already asset-effective business model gains further strength, as iBasis no longer bears all the cost of converting calls between traditional voice network and the Internet and dedicated physical circuit-switched interconnects are eliminated altogether.

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

Assured Quality Routing.   We have deployed a proprietary patent-pending system of tools—collectively known as Assured Quality Routing (“AQR”) to maintain high quality service over the Internet. AQR optimizes the quality of calls placed over The iBasis Network by integrating quality parameters into routing decisions. These parameters include measures of quality that are of direct importance to carriers including call duration, call completion and post-dial delay as well as underlying determinants of successful data transmission, namely packet loss, jitter and latency. Utilizing data collected in near real-time by our PathEngine performance reporting technology, AQR automatically reroutes traffic in anticipation of quality dropping below specific thresholds, sending subsequent calls through another Internet path, to an alternative terminating IP partner or to a circuit-switched backup vendor if necessary.

Global Network Operations Centers.   We manage our network and implement AQR through our network operations centers (“NOCs”). iBasis NOCs use leading network management tools from Hewlett-Packard and a number of other vendors, which are integrated with our AQR systems to enable us to monitor, test and diagnose all components of The iBasis Network. NOCs in Burlington, Massachusetts and Hong Kong are staffed by network and traffic engineers to provide expert coverage 7 days a week, 24 hours a day, 365 days a year, and are equipped with:

•       tools that support the monitoring and analysis of various components of The iBasis Network to identify and address potential network problems before they affect our customers’

•       system redundancy, including power back-up; and

•       a help desk that allows us to respond quickly to our customer’s needs and concerns.

Research and Development

Our research and development activities are primarily focused on developing, improving and expanding The iBasis Network and increasing the efficiency of our interconnections with buyers and sellers of telecommunications services. These activities include the development of specific tools for our networks, such as our patent-pending Assured Quality Routing and PathEngine technologies, as well as specialized interconnection technologies like our DirectVoIP™ Broadband service, which is designed to meet the needs of emerging providers of consumer VoIP services. In addition, our engineering personnel contribute to the support and operation of our global network operations centers, which oversee and coordinate the operation of our ICO’s and IBO’s. Research and development expenses were $12.4 million, $13.8 million and $13.4 million for 2005, 2004 and 2003, respectively.

Markets and Customers

Our VoIP Trading customer base can be segregated by size into Tier 1, Tier 2 and Tier 3 carriers. Generally, Tier 1 carriers are large domestic and international carriers, such as AT&T, MCI, Sprint, Cable & Wireless, and certain government-affiliated or privatized dominant carriers, such as the Chinese telecommunications carrier China United Telecom (Unicom). Tier 1 carriers generally have annual revenues in excess of $2 billion. Tier 2 carriers generally have annual revenues in the range of $750 million to $2 billion, but have fewer direct operating agreements with other carriers and fewer international facilities. Tier 3 carriers are typically switch-based resellers with annual revenues of less than $750 million. Recently, fast-growing providers of consumer VoIP services have emerged as a new type of carrier with distinct requirements including support for Session Initiation Protocol (SIP) signaling and security and support for multiple types of end user devices such as computer softphones and IP phones. Our DirectVoIP Broadband service provides the necessary signaling and security support, and PremiumCertified delivers the retail-quality international routing. As a result, we have begun to capture a significant share of this rapidly growing market.

A significant portion of traffic carried over The iBasis Network is from Tier 1 carriers. In 2005, Tier 1 carriers, the world’s largest and most demanding carriers, accounted for 35% of our total revenue. The ability to provide quality call completion consistently acceptable to Tier 1 carriers is of vital importance because these carriers control the vast majority of the world’s retail traffic. Tier 1 carriers will continue to be a main area of focus for our sales force. The proportion of our traffic that originates from Tier 1 carriers in the future will be impacted by the growth of our Retail services business. Traffic that comes to iBasis directly from consumers through our Retail services business has grown dramatically since the launch of our retail prepaid calling cards in late 2003.

As of December 31, 2005, iBasis provided services to approximately 391 carriers worldwide. No one carrier accounted for 10% or more of revenue in 2005. One carrier accounted for more than 10% of revenue in 2004 and 2003. For further discussion of our revenues related to significant customers and customers in other countries and other geographic information, refer to Notes 2 and 3 to our consolidated financial statements.

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

Increasingly, traffic flows are becoming reciprocal—formerly distinct customers and suppliers are becoming “trading-partners”—as deregulation and competition erode the distinction between the business models of our customers and suppliers. We expect continued growth in both size and profitability as this trend progresses and we further consolidate our position as a leading carrier that interconnects the world’s local service providers.

Margins on calls originating from outside the U.S. are generally higher than margins on calls originated from within the U.S. Deregulation and increased competition in the telecommunications industry has caused prices for long distance telephone service to steadily decline, particularly in the U.S. As a wholesale provider of long distance telephone services, our margins in this business reflect the effect of these lower prices. We attempt to offset the effect of these lower prices by negotiating lower costs from our call termination partners and by increasing the cost efficiency and utilization of our network. We have implemented a strategy to leverage retail traffic originating from both our VoIP Trading customers and our own Retail services to drive higher margins than we might typically realize from our Trading services. With our prepaid calling cards and Pingo, we are able to charge per-minute rates that can exceed our wholesale long distance rates, as well as generate revenue from fees typically associated with the use of prepaid calling cards. In addition, our premium product, PremiumCertifiedR, is designed to deliver the highest level of quality, comparable to that of any retail carrier. We have more than 700 certified routes in the PremiumCertified product and these are generally priced higher and offer higher margin potential. PremiumCertified is marketed to all iBasis trading customers and used in the delivery of the prepaid calling card and Pingo services.

Sales and Marketing

Sales Strategy.   Our sales efforts for the VoIP Trading business target both buyers of international minutes and sellers of termination capacity-leading fixed line and wireless telecommunications carriers globally, as well as emerging providers of consumer VoIP services over broadband connections. Our sales force is composed of experienced personnel with well-established relationships in the telecommunications industry, based in key markets worldwide and typically responsible for business development in a small number of countries regionally. Our sales process often involves a test of our services by potential originating customers in which they route traffic over our network to a particular country. Our experience to date has been that once a carrier has begun to use our network for a single country and finds our quality to be acceptable, the sales process for increasing the volume of traffic they send to us and increasing the number of destinations for which they use our network becomes incrementally easier. We also seek to cultivate relationships with service providers that can terminate the local leg of international calls. iBasis country managers actively pursue connections with capable, licensed termination partners in their regions. Our ability to deliver a high volume of traffic, due to our interconnections with more than 280 carriers with international minutes, makes us an attractive potential partner for local service providers.

As deregulation and competition push all local service providers to both originate and terminate as much traffic as possible on their local networks, we believe we will increasingly enjoy “reciprocal” relationships with the providers with which we do business, further improving sales productivity.

We have offices providing sales coverage in Europe, Africa, the Middle East, Latin America, the Asia-Pacific region, and North America.

Marketing Strategy.   In our VoIP Trading business, we seek to attract termination partners as well as customers and consequently address our marketing efforts to both. A very large portion of retail origination continues to be controlled by the largest (Tier 1) retail carriers. We believe that we have largely achieved our primary marketing objectives of awareness and acceptance among much of this customer segment, as evidenced by our penetration of these carriers in the major developed regions of the world. We continue to reinforce our brand presence with this segment to help increase our share of its international traffic. We also concentrate on state-owned carriers, known as PTTs—in Asia and in developing economies generally—who we view as natural customers. In addition to the Tier 1 carriers, we have over the past year begun to focus marketing effort on raising awareness of iBasis among consumer VoIP companies and mobile operators, which represent signficant growth opportunities for iBasis.

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

Our sales and marketing strategy for our Retail services business differs for the disposable prepaid calling card business and the Pingo eCommerce business. For the calling card business, we are focused on four areas:

•       developing calling card brands;

•       broadening calling card distribution;

•       expanding gross margins; and

•       enhancing quality.

In developing our own calling card brands, in addition to supporting established brands of our distributors, we are building presence of select brands in multiple markets across multiple distributors. These brands leverage a common rate and fee structure and are able to leverage common design and advertising, which enhances both administrative and marketing efficiency while building distributor and customer loyalty. To broaden our calling distribution we identify the leading established distributors in major urban markets in the U.S. and work to establish mutually beneficial relationships. These distributors possess the local market knowledge and relationships with retail outlets required to effectively build market presence for our calling cards. Some of our distributors operate as master distributors supporting smaller sub-distributors that help to broaden and reinforce their market share within various territories or types of outlets. We expand distribution into new ethnic and geographic markets by leveraging existing relationships and by pursuing new distributors as necessary. Expanding gross margins in the prepaid calling card business is a function of managing card lifecycles. Typically, new cards are introduced with very aggressive promotional pricing to build distributor and retailer enthusiasm and consumer interest. Once the card has proven its quality and reliability we move beyond the promotional stage into production, enabling us to realize higher margins. As we establish our presence in the calling card market the overall age of our product portfolio will increase, essentially resulting in more product having graduated from the promotional phase into producing higher margins.

The sales and marketing strategy for our Pingo service leverages the cost-efficiency and tracking capabilities of on-line paid placement advertising on major search engines, such as Google and Yahoo, as well as targeted email campaigns utilizing opt-in email lists to create exposure of the Pingo website and encourage sales. We have retained a search engine marketing firm with specific expertise and proprietary technology designed to optimize our advertising investment. We also use search engine optimization techniques on the Pingo.com website. When prospects visit the Pingo website, we utilize special bonus awards and promotions to encourage initial purchase. We also market to our existing Pingo customers to encourage use of the service, recharges, and referrals.

Strategic Technology Relationships

Strategic technology relationships are important because they give us early access to new technologies, a voice in vendors’ development direction and because strategic partners engage with us in support of our sales and marketing programs. Since our founding in 1996, we have maintained a strong technology and business relationship with Cisco Systems. The iBasis Network is a Cisco Powered™ network. This designation means that The iBasis Network is built predominantly with Cisco products and technologies, and meets a high standard of reliability and performance. As a Cisco Powered™ network, we have enhanced access to Cisco technical resources and are able to more quickly deliver new capabilities and service features.

Competition

We compete in two markets: international VoIP services, which we sell on a wholesale basis to other carriers, and retail prepaid calling services which we sell to consumers directly and through distributors. As described more completely in Item 1A “Risk Factors,” the market for VoIP services is highly competitive. We compete with other wholesale trading carriers worldwide. Many of these carriers have more resources, longer operating histories and more established positions in the communications marketplace, and, in some cases, have begun to develop VoIP capabilities. We also compete with smaller companies, including those that may be specialists in just one or two routes. We compete with our own customers who have or may develop the ability to carry traffic themselves, including retail carriers who develop their own international networks or interconnect with one another and exchange international traffic by “meeting” in a major telecom hub. At present, we do not compete with cable operators, or local exchange carriers, such as the U.S. “Baby Bells”. Also, at present, we do not compete with emerging retail VoIP carriers as most have not developed international networks. We compete principally on quality of service and price. In the overall international long distance market, which was approximately 260 billion minutes of phone calls in 2005 based on  current information, we were among the ten largest carriers with about 3% market share. We carried more than 18% of the projected 43 billion minutes of international VoIP traffic in 2005.

In the retail prepaid calling card business, we compete with major telecommunications carriers, and many smaller telecommunications providers. Many of our competitors have a longer operating history and a more established market presence in the retail prepaid calling card business than we do. Also, many of these competitors have greater resources.

Our Pingo business competes with other on-line sellers of prepaid calling cards and services. Many of these operate  on-line catalogs, selling the same cards that are available in physical form in retail stores.

Although the market for wholesale international traffic and retail prepaid calling services is highly competitive and will almost certainly remain so, we believe that our brand-strength, customer base, established global distribution and patented ability to manage traffic across the low-cost Internet while maintaining required quality, collectively represent a competitive advantage that will allow us to continue expanding both volume and margins.

Government Regulation

As more fully described in Item 1A “Risk Factors” our business is subject to U.S. and foreign laws, which may include those relating to telecommunications.

We are not licensed to offer traditional telecommunications services in any U.S. state and we have not filed tariffs for any service at the Federal Communications Commission (“FCC”) or at any state regulatory commission. Nonetheless, aspects of our operations may currently be, or become, subject to state or federal regulations governing licensing, universal service funding, advertising, disclosure of confidential communications or other information, excise taxes,  U.S. embargos and other reporting or compliance requirements.

While the FCC to date has maintained an informal policy that information service providers, including VoIP providers, are not telecommunications carriers for regulatory purposes, various entities have challenged this premise, both before the FCC and at various state government agencies. However, the FCC has ruled that certain traffic carried in part utilizing the Internet protocol format was nonetheless regulated telecommunications for which certain regulatory obligations applied. The FCC is presiding over several proceedings related to VoIP services, including regulation of prepaid calling cards and the extent that Internet protocol capabilities insulate such offerings from traditional regulation, and other proceedings covering access charges, universal service, and interconnection rights for VoIP. Adverse rulings or rulemakings could subject us to licensing requirements and additional fees and subsidies.

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

Intellectual Property

We regard our copyrights, service marks, trademarks, trade dress, trade secrets, patents, patent applications and similar intellectual property as critical to our success and we rely on trademark and copyright law, trade secret protection and confidentiality and/or license agreements with our employees, customers, partners, and others to protect our proprietary rights. Our policy is to seek patent protection of the technology, inventions and improvements that we consider important to the development of our business. As of December 31, 2005, we had several pending United States patent applications for The iBasis Network and other inventions related to our business. We pursue the registration of our trademarks and service marks in the United States and overseas. As of March 15, 2006, we have been granted trademark registration for the marks iBasis, Pingo, Assured Quality Routing, PremiumCertified, The last calling card you’ll ever need!, ConnectPoint, and Mero Mejicano in the United States, and iBasis in the European community, and have pending registration applications for other service marks. We also rely on trade secrets, technical know-how and continuing innovation to develop and maintain our competitive position. We have granted licenses in the ordinary course of business for occasional use of the company’s name, logo, trademarks and /or servicemarks to certain marketing partners pursuant to joint marketing and/or other agreements. Likewise, we have been granted certain licenses for use in the ordinary course of business.

Employees

As of December 31, 2005, we employed 230 people. Our employees are not represented by a labor union.

Geographic Areas

For financial information about geographic areas, including information about revenues and long-lived assets, see Note 3, “Business Segment and Geographic Information” to our Consolidated Financial Statements.

Item 1A.                Risk Factors

RISK FACTORS

Any investment in our common stock involves a high degree of risk. You should carefully consider the risks described below, which we believe include all the material risks to our business, together with the information contained elsewhere in this report, before you make a decision to invest in our company.

Factors That May Affect Future Results and Financial Condition

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

•       our ability to negotiate lower termination fees charged by our local providers;

•       our continuing ability to negotiate competitive costs to connect our network with those of other carriers and Internet backbone providers;

•       fraudulently sent or received traffic which is unbillable, for which we may be liable;

•       credit card fraud in connection with our web-based prepaid offering;

•       capital expenditures required to expand or upgrade our network;

•       changes in call volume among the countries to which we complete calls;

•       the portion of our total traffic that we carry over more lucrative routes could decline, independent of route-specific price, cost or volume changes;

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

Because of these factors and others, you should not rely on quarter-to-quarter comparisons of our results of operations as an indication of our future performance. It is possible that, in future periods, our results of operations will be significantly lower than the estimates of public market analysts, investors or our own estimates. Such a discrepancy could cause the price of our common stock to decline significantly and adversely affect profitability.

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

The growth of our core Trading business depends on carriers and other communications service providers generating an increased volume of international voice and fax traffic and selecting our network to carry at least some of this traffic. Similarly, the growth of Retail services we offer depends on these factors as well as acceptance in the market of the brands that we service, including their respective rates, terms and conditions. If the volume of international voice and fax traffic and associated or other retail services fail to increase or decrease and these parties or other customers do not employ our network or otherwise use our services, our profitability will be materially and adversely affected.

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

We have received claims including lawsuits from estates of bankrupt companies alleging that we received preferential payments prior to such companies’ bankruptcy filing. We may be required to return amounts received from subsequent bankrupt entities. We intend to employ all available defenses in contesting such claims or, in the alternative settle such claims. The results of any suit or settlement may have a material adverse affect on our business.

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

Parties that Maintain Phone and Data Lines and Other Telecommunications Services.   Our business model depends on the availability of the Internet and traditional telephone networks to transmit voice and fax calls. Third parties maintain and own these networks, other components that comprise the Internet, and business relationships that allow telephone calls to be terminated over the public switched telephone network. Some of these third parties are telephone companies. They may increase their charges for using these lines at any time and thereby increase our expenses. They may also fail to maintain their lines properly, fail to maintain the ability to terminate calls, or otherwise disrupt our ability to provide service to our customers. Any such failure that leads to a material disruption of our ability to complete calls or provide other services could discourage our customers from using our network, which could adversely effect our revenues.

Local Communications Service Providers.   We maintain relationships with local communications service providers in many countries, some of whom own the equipment that translates calls from traditional voice networks to the Internet, and vice versa. We rely upon these third parties both to provide lines over which we complete calls and to increase their capacity when necessary as the volume of our traffic increases. There is a risk that these third parties may be slow, or may fail, to provide lines, which would affect our ability to complete calls to certain destinations. We may not be able to continue our relationships with these local service providers on acceptable terms, if at all. Because we rely upon entering into relationships with local service providers to expand into additional countries, we may not be able to increase the number of countries to which we provide service. Finally, any technical difficulties that these providers suffer, or difficulties in their relationships with companies that manage the public switched telephone network, could affect our ability to transmit calls to the countries that those providers help serve.

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

Distributors of prepaid calling cards to retail outlets.   We make arrangements with distributors to market and sell prepaid calling cards to retail outlets. In some cases, we rely on these distributors to print cards, prepare marketing material, activate accounts, track usage and other data, and remit payments collected from retailers. There is a risk that distributors will not properly perform these responsibilities, comply with legal requirements, or pay us monies when due. We may not have adequate contractual or credit protections against these risks. There is also a risk that we will be ineffective in our efforts to implement new systems, policies covering customer care, disclosure, and privacy, and certain technical and business processes. The result of any attendant difficulties may have a material impact on our business.

We may not be able to succeed in the intensely competitive market for our Trading services.

We compete in our Trading business principally on quality of service and price. In recent years, prices for long distance telephone services have been declining as a result of deregulation and increased competition. We face competition from major telecommunications carriers, including AT&T, British Telecom, Deutsche Telekom, Verizon/MCI and Qwest, as well as new emerging carriers. We also compete with Internet protocol and other VoIP service providers who route traffic to destinations worldwide. VoIP service providers that presently focus on retail customers may in the future enter the wholesale market and compete with us. If we can not offer competitive prices and quality of service our business could be materially adversely affected.

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

It is also possible that countries may apply to our activities laws relating to services provided over the Internet, including laws governing:

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

If foreign governments or other bodies begin to impose related restrictions on VoIP or our other services or otherwise enforce criminal or other laws against us, our affiliates or our employees, such actions could have a material adverse effect on our operations.

The telecommunications industry is subject to domestic governmental regulation and legal uncertainties and other laws that could materially increase our costs and prevent us from executing our business plan.

We are not licensed to offer traditional telecommunications services in any U.S. state and we have not filed tariffs for any service at the FCC or at any state regulatory commission.

Aspects of our operations may currently be, or may become, subject to state or federal regulations governing licensing, universal service funding, access charges, advertising, disclosure of confidential communications or other information, excise taxes,  U.S. embargos and other reporting or compliance requirements.

While the FCC to date has maintained an informal policy that information service providers, including VoIP providers, are not telecommunications carriers for regulatory purposes, various entities have challenged this idea before the FCC and at various state government agencies. In 2004, the FCC ruled that certain traffic AT&T carried in part utilizing an Internet protocol format was nonetheless regulated telecommunications for which terminating access charges were due. The FCC subsequently found that AT&T’s prepaid calling cards, which AT&T had claimed as an enhanced, non-regulated offering, constituted traditional telecommunications for which universal service subsidies are due. In so doing, the FCC imposed such liability retroactively, and ruled that similarly situated carriers must also fulfill reporting and contribution requirements for universal service funding. The FCC is proceeding over several related topics, including regulation of prepaid calling cards and the extent that Internet protocol capabilities insulate such offerings from traditional regulation, the extent to which wholesale and other VoIP offerings may be subject to access charges or eligible for interconnection with incumbent networks, and proceedings covering IP-enabled services and Universal Service subsidies more generally. Adverse rulings or rulemakings could subject us to licensing requirements and additional fees and subsidies.

We believe that iBasis qualifies for the enhanced service provider (“ESP”) exemption for federal universal service fund contributions because it provides a VoIP information service. Nevertheless, while reserving rights to claim the ESP exemption, we have decided to contribute to the federal universal service fund as of January 1, 2005 on our interstate VoIP transport revenues.

The IRS and the U.S. Department of Treasury have issued a notice of proposed rulemaking suggesting that VoIP calls may be subject to a 3% federal excise tax which could affect our competitiveness.

We have offered our prepaid international calling card services on a wholesale basis to international carrier customers, and others, some of which provide these services to end-user customers, enabling them to call internationally over The iBasis Network from the U.S. We participate in selling and marketing such cards through a network of distributors on a retail basis. Further, we also offer a web-based prepaid card offering. Although the calling cards are not primarily used for domestic interstate or intrastate use, we have not blocked the ability to place such calls or required our wholesale customers or distributors to show evidence of their compliance with U.S. and state regulations. As a result, there may be domestic use of the cards. Because we provide services that are primarily wholesale and/or international and utilize an enhanced technology, we do not believe that we are subject to federal or state telecommunications regulation for the possible uses of these services described here and, accordingly, we have not obtained state licenses, filed state or federal tariffs, posted bonds, or undertaken other possible compliance steps. We have also been questioned by regulators about our offerings. Under current standards or as-yet undetermined rules, the FCC and state regulatory authorities may not agree with our position. If they do not, we could become subject to regulation at the federal and state level for these services, and could become subject to licensing and bonding requirements, and federal and state fees and taxes, and other laws, all of which could materially affect our business.

We are also subject to federal and state laws and regulations regarding consumer protection, advertising, and disclosure regulations. These rules could substantially increase the cost of doing business domestically and in any particular state. Law enforcement authorities may utilize their powers under consumer protection laws against us in the event we do not meet legal requirements in a given jurisdiction which could either increase costs or prevent us from doing business there.

The Telecommunications Act of 1996 requires that payphone service providers be compensated for all completed calls originating from payphones in the United States. When calling cards are used, the FCC’s prior rules required the first switch-based carrier to compensate the payphone service provider, but subsequently adopted rules require the last switched-based carrier to do so, and further require that all carriers in the call chain implement a call-tracking system, utilize it to identify such calls, provide an independent audit of the adequacy of such system, and provide a report on these matters to the FCC and others in the call chain. We maintain that as an international VoIP provider, we sell an information service. We therefore claim that we are not a “carrier” for regulatory purposes and, in any case, our Internet-based systems do not rely on traditional long distance switches. Nonetheless, we have indirectly paid, and intend to continue paying, payphone service providers as part of our prepaid calling card business. We have contracted with a clearinghouse to remit funds directly to payphone service providers for calls originating from payphones utilizing our prepaid calling cards. For all other types of traffic related to our wholesale business, we believe that we are not responsible for payphone compensation, but rather that the carrier that precedes us is. In accordance therewith, for wholesale traffic, we have in most cases sought to apportion such responsibility by contract.

We are subject to other laws related to our business dealings that are not specifically related to telecommunications regulation. As an example, the Office of Foreign Asset Control of the U.S. Department of the Treasury, or OFAC, administers the United States’ sanctions against certain countries. OFAC rules restrict many business transactions with such countries and, in some cases, require that licenses be obtained for such transactions. We may currently, or in the future, transmit telephone calls between the U.S. and countries subject to U.S. sanctions regulations and undertake other transactions related to those services. We have undertaken such activities via our network or through various reciprocal traffic exchange agreements to which we are a party. We have received licenses from OFAC to send traffic to some countries and, if necessary, will remain in contact with OFAC with regard to other transactions. Failure to obtain proper authority could expose us to legal and criminal liability.

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

Single points of failure on our network may make our business vulnerable.

We operate two NOCs as well as numerous ICOs throughout the world. In some cases we have designed redundant systems, provided for excess capacity, and taken other precautions against platform and network failures as well as facility failures relating to power, air conditioning, destruction, or theft. Nonetheless, some of our infrastructure and functionality, including that associated with certain components of our retail business, operate as a single point of failure, meaning, failures of the type described may prohibit us from offering services.

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

We rely on patent, trademark and copyright law, trade secret protection and confidentiality and/or license agreements with our employees, customers, partners and others to protect our intellectual property. Unauthorized third parties may copy our services or reverse engineer or obtain and use information that we regard as proprietary. End-user license provisions protecting against unauthorized use, copying, transfer and disclosure of any licensed program may be unenforceable under the laws of certain jurisdictions and foreign countries. We may seek to patent certain processes or equipment in the future. We do not know if any of our pending patent applications will be issued with the scope of the claims we seek, if at all. In addition, the laws of some foreign countries do not protect proprietary rights to the same extent as do the laws of the United States. Our means of protecting our proprietary rights in the United States or abroad may not be adequate and third parties may infringe or misappropriate our copyrights, trademarks and similar proprietary rights. If we fail to protect our intellectual property and proprietary rights, our business, financial condition and results of operations would suffer.

We believe that we do not infringe upon the proprietary rights of any third party. Nonetheless, we have received claims that our products or brands, or those of our retail prepaid calling card distributors, infringe valid patents or trademarks. Such claims, even if resolved in our favor, could be substantial, and the litigation could divert management efforts. It is also possible that such claims might be asserted successfully against us in the future. Our ability to provide services depends on our freedom to operate. That is, we must ensure that we do not infringe upon the proprietary rights of others or have licensed all such rights. A party making an infringement claim could secure a substantial monetary award or obtain injunctive relief that could effectively block our ability to provide services in the United States or abroad.

We rely on a variety of technologies, primarily software, which is licensed from third parties or is freely available.

Continued use of certain technology by us requires that we purchase new or additional licenses from third parties or, in some cases, avail ourselves of “shareware” or otherwise available open source code. We may not be able to obtain those third-party licenses needed for our business or the technology and software that we do have may not continue to be available to us on commercially reasonable terms or at all. The loss or inability to maintain or obtain upgrades to any such technology or software could result in delays or breakdowns in our ability to continue developing and providing our services or to enhance and upgrade our services.

We may undertake strategic acquisitions or dispositions, or may be the target of similar strategic initiatives, that could be difficult to integrate or could damage our business.

We may acquire additional businesses and technologies that complement or augment our existing businesses, services and technologies. We may also be subject to or participate in strategic activities by others that result in a transfer of control of our assets or control of our outstanding shares of stock. We may need to raise additional funds through public or private debt or equity financing or issue more shares to effect such activities, which may result in dilution for shareholders and the incurrence of indebtedness. We may have difficulty integrating any additional businesses into our existing business and the process of any acquisitions or subsequent integration could divert management’s attention and expend our resources.

We may not be able to operate acquired businesses profitably or otherwise implement our growth strategy successfully.

If we are unable to effectively integrate any new business into our overall business operations, our costs may increase and our business results may suffer significantly.

We may need to sell existing assets or businesses in the future to generate cash or focus our efforts on making our core Trading business profitable. As with many companies in our sector that have experienced rapid growth in recent years, we may need to reach profitability in one market before entering another. In the future, we may need to sell assets to cut costs or generate liquidity.

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

Our certificate of incorporation and by-laws contain anti-takeover provisions, including those listed below, that could make it  difficult for a third party to acquire control of our company, even if that change in control would be beneficial to stockholders:

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

In addition, provisions of Delaware law and our stock option plan may discourage, delay or prevent a change of control of our company or an unsolicited acquisition proposal.

Item 2.                        Properties

We lease the following facilities:

Location	Square Footage	Expiration of Lease	Facility Use
Burlington, MA	44,265	April 2010	Headquarters and global network operations center
New York, NY	11,654	Various, 2008-2010	Internet Central Office
Miami, FL	10,500	February 2010	Vacant
Los Angeles, CA	3,156	April 2008	Internet Central Office

In addition to the facilities listed above, we have obtained collocation space in special facilities around the world that are dedicated to housing equipment of multiple competitive telephony carriers. We lease these smaller spaces to house Internet routing and related equipment. We lease collocation space in Frankfurt, Hong Kong, London, Paris, Sydney and Tokyo. We also rent smaller office space in London, Beijing, Buenos Aires, Dubai and Hong Kong. We believe that our existing facilities are adequate for our current needs and that suitable additional or alternative space will be available in the future on commercially reasonable terms.

Item 3.                        Legal Proceedings

In addition to litigation that we have initiated or responded to in the ordinary course of business, we are currently party to the following potentially material legal proceedings:

Beginning July 11, 2001, we were served with several class action complaints that were filed in the United States District Court for the Southern District of New York against us and several of our officers, directors, and former officers and directors, as well as against the investment banking firms that underwrote our November 10, 1999 initial public offering of  common stock and our March 9, 2000 secondary offering of common stock. The complaints were filed on behalf of persons who purchased our common stock during different time periods, all beginning on or after November 10, 1999 and ending on or before December 6, 2000.

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

On June 11, 2004, we and the individual defendants, as well as many other issuers named as defendants in the class action proceeding, entered into an agreement-in-principle to settle this matter, and on June 14, 2004, this settlement was presented to the court. The district court granted a preliminary approval of the issuers’ settlement on February 15, 2005, subject to certain modifications to the proposed bar order, to which plaintiffs and issuers agreed. On August 31, 2005, the court issued a preliminary order further approving the modifications to the settlement and certifying the settlement classes. The court appointed Garden City Group as the notice administrator for the settlement and ordered that notice of the settlement be distributed to all settlement class members beginning on November 15, 2005 and completed by January 15, 2006. The deadline for filing objections to the settlement is March 24, 2006, and the fairness hearing has been set for April 26, 2006. Although we believe that we and the individual defendants have meritorious defenses to the claims made in the complaints, in deciding to pursue settlement, we considered, among other factors, the substantial costs and the diversion of our management’s attention and resources that would be required by litigation.

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

PART II

Item 5.                        Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Securities

Market Information

Our common stock began trading publicly on the Nasdaq National Market on November 10, 1999 and was traded under the symbol “IBAS.” On November 13, 2002, we received a determination from Nasdaq that shares of our common stock would no longer trade on the Nasdaq National Market because we failed to meet certain minimum listing requirements. Our common stock began trading on the Nasdaq operated Over-the-Counter Bulletin Board on November 14, 2002 under the same symbol “IBAS.” The following table shows the range of the high and low per share prices of our common stock, as reported by the Over-the-Counter Bulletin Board for the period indicated. Over-the-Counter market quotations reflect interdealer prices, without retail mark-up, mark-down or commission and may not necessarily reflect actual transactions.

	High	Low
Fiscal 2005:
Fourth Quarter	$2.75	$1.76
Third Quarter	3.42	2.40
Second Quarter	2.72	2.08
First Quarter	2.48	1.95
Fiscal 2004:
Fourth Quarter	$2.78	$2.27
Third Quarter	2.39	1.68
Second Quarter	1.95	1.17
First Quarter	1.80	1.44

Holders

As of February 28, 2006, there were 230 stockholders of record. This does not reflect persons or entities who hold their stock in nominee or “street” name through various brokerage firms.

Dividends

We have never declared or paid cash dividends on our common stock. We intend to retain all future earnings to finance future growth, and, therefore, we do not currently anticipate paying any cash dividends in the foreseeable future.

Issuer Purchases of Equity Securities

During the three months ended December 31, 2005, we purchased the following shares of our common stock under a $5 million stock repurchase program publicly announced in October 2005:

Period	Total Shares Purchased	Average Price Paid per Share
October 1, 2005—October 31, 2005	—	—
November 1, 2005—November 30, 2005	86,900	$1.89
December 1, 2005—December 31, 2005	896,150	1.86
Total	983,050	$1.87

As of December 31, 2005, we had approximately $3.1 million remaining for further repurchases under this program. In February 2006, we announced a $10 million increase in our stock repurchase program. Through March 10, 2006, we had repurchased an additional $2.2 million of our common stock in 2006, leaving $10.9 million remaining for repurchases under this program.

Item 6.                        Selected Financial Data

The following historical selected financial information of iBasis has been derived from, and should be read in conjunction with, the consolidated financial statements and related notes included elsewhere in this document.

During July 2002, we sold our Speech Solutions Business. Accordingly, the Consolidated Statements of Operations have been reclassified to present the results of the Speech Solutions Business separately from continuing operations as discontinued operations for all periods presented.

	Year Ended December 31,
	2005	2004	2003	2002	2001
	(In thousands, except per share data)
Consolidated Statements of Operations Data:
Net revenue	$385,485	$263,678	$178,159	$164,942	$110,180
Cost and operating expenses:
Data communications and telecommunications (excluding depreciation and amortization)	336,152	225,169	152,853	142,847	102,320
Research and development	12,435	13,803	13,387	17,781	23,939
Selling and marketing	11,618	9,205	7,513	11,279	20,323
General and administrative	15,203	12,822	8,174	24,387	25,601
Depreciation and amortization	6,712	10,345	20,065	31,871	32,364
Non-cash stock-based compensation	—	—	86	967	1,368
Loss on sale of messaging business	—	—	—	2,066	—
Restructuring costs	218	165	—	5,536	51,834
Total cost and operating expenses	382,338	271,509	202,078	236,734	257,749
Income (loss) from operations	3,147	(7,831)	(23,919)	(71,792)	(147,569)
Interest income	1,109	218	161	1,290	9,169
Interest expense	(2,601)	(4,249)	(3,967)	(11,608)	(16,518)
Gain on bond repurchases and exchanges	—	—	16,615	25,790	14.549
Other expense, net	(324)	(184)	(180)	(330)	(565)
Loss on long-term non-marketable security	—	(5,000)	—	—	—
Foreign exchange (loss) gain	(939)	339	509	201	38
Debt conversion premium and transaction costs	(1,975)	—	—	—	—
Debt refinancing charges:
Transaction costs	—	(2,159)	—	—	—
Additional interest expense, net	—	(481)	—	—	—
Loss before taxes from continuing operations	(1,583)	(19,347)	(10,781)	(56,449)	(140,896)
Foreign income tax expense	(93)	(50)	(157)	(52)	(22)
Loss from continuing operations	(1,676)	(19,397)	(10,938)	(56,501)	(140,918)
Income (loss) from discontinued operations	—	1,861	1,251	(65,222)	(49,771)
Net loss	$(1,676)	$(17,536)	$(9,687)	$(121,723)	$(190,689)
Basic and diluted net loss per share:
Loss from continuing operations	$(0.02)	$(0.38)	$(0.24)	$(1.25)	$(3.30)
Income (loss) from discontinued operations	—	0.03	0.03	(1.45)	(1.17)
Basic and diluted net loss per share	$(0.02)	$(0.35)	$(0.21)	$(2.70)	$(4.47)
Basic and diluted weighted average common shares outstanding	80,236	50,514	44,696	45,164	42,645

	December 31,
	2005	2004	2003	2002	2001
	(In thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$44,414	$38,825	$17,270	$32,317	$118,690
Working capital	31,341	30,774	3,264	21,906	155,509
Total assets	106,808	87,776	67,538	98,524	328,825
Long term debt, net of current portion	2,216	65,933	65,829	93,590	171,343
Total stockholders’ equity (deficit)	40,286	(23,893)	(42,108)	(33,972)	86,717

Item 7.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a leading provider of international communications services and a provider of retail prepaid calling services. Our operations consist of our Voice-Over-Internet-Protocol (“VoIP”) trading business (“Trading”), in which we connect buyers and sellers of international telecommunications services, and our retail services business (“Retail”). In the Trading business we receive voice traffic from buyers—originating carriers who are interconnected to our network via VoIP or traditional time division multiplexing (“TDM”) connections, and we route that traffic over the Internet to sellers—local service providers and carriers in the destination countries with whom we have established agreements to manage the completion or termination of the call. We use proprietary, patent-pending technology to automate the selection of routes and termination partners based on a variety of performance, quality, and business metrics. We offer this Trading service on a wholesale basis to carriers, consumer VoIP companies, telephony resellers and other service providers worldwide. We have call termination agreements with local service providers in North America, Europe, Asia, the Middle East, Latin America, Africa and Australia.

We continue to expand our market share in our Trading business by expanding our customer base and by introducing cost-effective solutions for our customers to interconnect with our network. We have expanded our DirectVoIP offering with DirectVoIPTM Broadband, which addresses interconnection requirements that are specific to the growing consumer VoIP market. We have more than 30 customers in the consumer VoIP market, including two of the industry leaders, and we believe this market offers significant growth potential for us. In addition, we continue to increase the traffic we terminate to mobile phones, which generally delivers higher average revenue per minute and higher margins than fixed-line traffic. We also offer our PremiumCertified® international routing product which is designed to enhance our ability to compete for retail international traffic from existing customers as well as from mobile operators and consumer VoIP providers. PremiumCertified® features routes to more than 700 destinations that are actively monitored and managed to deliver a level of quality that is equal to or exceeds the highest industry benchmarks for retail quality.

Our Retail business was launched in late 2003, with the introduction of our retail prepaid calling cards that are marketed through distributors primarily to ethnic communities within major metropolitan markets in the U.S.. Our retail prepaid calling card business leverages our existing international VoIP network and has the potential to deliver higher margins than are typically achieved in the Trading business. In addition, the retail prepaid calling card business typically has a faster cash collection cycle than the Trading business. In September 2004, we launched Pingo®, a prepaid calling service offered directly to consumers through an eCommerce web interface, which we have included in our Retail business segment. Revenues from our Pingo services were not material in 2005 and 2004.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements. The preparation of these financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires us to (i) make judgments, assumptions and estimates that affect the reported amounts of assets, liabilities, revenue and expenses; and (ii) disclose contingent assets and liabilities. We base our accounting estimates on historical experience and other factors that we consider reasonable under the circumstances. However, actual results may differ from these estimates. To the extent there are material differences between our estimates and the actual results, our future financial condition and results of operations will be affected. The following is a summary of our critical accounting policies and estimates.

Revenue Recognition.   For our Trading business, our revenue transactions are derived from the resale of international minutes of calling time. We recognize revenue in the period the service is provided, net of revenue reserves for potential billing disputes. Such disputes can result from disagreements with customers regarding the duration, destination or rates charged for each call. For our Retail business, revenue is deferred upon activation of the cards, or purchase of our web-based calling services, and is only recognized as the prepaid balances are reduced based upon minute usage and service charges.

Short-term marketable investments.   Our investments are classified as available-for-sale, carried at fair value and consist of securities that are readily convertible into cash, including government securities and commercial paper, with original maturities at the date of acquisition ranging from 90 days to one year. As our investments are classified as available-for-sale, we are only exposed to charges to our results of operations in the event of a sale or an impairment of a security.

Allowance for Doubtful Accounts.   We perform ongoing credit evaluations of our customers and adjust credit limits based upon their payment history and current credit worthiness, as determined by our review of their current credit information. We continuously monitor collections and payments from our customers and take a provision for estimated credit losses based upon our historical experience and any specific customer collection issues that we have identified. We have been able to mitigate our credit risk, in part, by using reciprocal arrangements with customers, who are also iBasis suppliers, to offset our outstanding receivables, as well as requiring letters of credit and prepayments for certain customers. A majority of our accounts receivable are from international carriers. For financial information about geographic areas and significant customers, see Note 3, “Business Segment and Geographic Information” to our Consolidated Financial Statements.

Impairment of Long Lived Assets.   Our long-lived assets consist primarily of property and equipment, which are carried at historical cost. Only in situations where there are specific impairment indicators are the value of these assets subject to impairment. Any future impairment would not impact cash flow but would result in a charge to our statement of operations.

Restructuring Charges.   In prior years, we recorded significant charges to operations in connection with our restructuring programs. The related reserves reflect estimates, including those pertaining to severance costs and facility exit costs. We reassess the reserve requirements to complete each restructuring program at the end of each reporting period. Actual experience may be different from these estimates. We had no changes to our restructuring accrual in 2003. In 2005 and 2004, we took an additional charge of $0.2 million each year as a result of a change in estimates relating to our future sublease assumptions on vacant facilities.

Income Taxes.   We have net deferred tax assets related to net operating loss carryforwards, that expire at various dates through 2025 and other tax temporary differences. Significant judgment is required in determining our provision for income taxes, the amount of deferred tax assets and liabilities and the valuation allowance required to offset against our net deferred tax assets. Factors such as future reversals of deferred tax assets and liabilities, projected future taxable income, changes in enacted tax rates and the period over which our deferred tax assets will be recoverable are considered in making these determinations.  We evaluate the realizability of our deferred tax assets quarterly and we may reverse a portion, or all of our net deferred tax asset in future periods. If this occurs, a tax benefit would be recorded for financial reporting purposes. Our deferred tax asset is subject to a 100% valuation allowance.

Results of Operations

The following table sets forth for the periods indicated the principal items included in the Consolidated Statements of Operations as percentages of net revenue.

	Year Ended December 31,
	2005	2004	2003
Net revenue	100.0%	100.0%	100.0%
Costs and operating expenses:
Data communications and telecommunications	87.2	85.4	85.8
Research and development	3.2	5.2	7.5
Selling and marketing	3.0	3.5	4.2
General and administrative	4.0	4.8	4.6
Depreciation and amortization	1.7	3.9	11.3
Non-cash stock-based compensation	—	—	—
Restructuring costs	0.1	0.1	—
Total costs and operating expenses	99.2	102.9	113.4
Income (loss) from operations	0.8	(2.9)	(13.4)
Interest income	0.3	0.1	0.1
Interest expense	(0.7)	(1.6)	(2.2)
Gains on bond repurchases and exchanges	—	—	9.3
Other expenses, net	(0.1)	(0.1)	(0.1)
Loss on long-term non-marketable security	—	(1.9)	—
Foreign exchange (loss) gain	(0.2)	0.1	0.3
Debt conversion premium and transaction costs	(0.5)	—	—
Debt refinancing charges	—	(1.0)	—
Loss before income taxes from continuing operations	(0.4)	(7.3)	(6.0)
Foreign income tax expense	—	—	(0.1)
Loss from continuing operations	(0.4)	(7.3)	(6.1)
Income from discontinued operations	—	0.7	0.7
Net loss	(0.4)%	(6.6)%	(5.4)%

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

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

Our total net revenue increased by $121.8 million, or 46%, to $385.5 million for 2005 from $263.7 million for 2004. Traffic carried over our network increased to 7.8 billion minutes for 2005 from 4.9 billion minutes for 2004. Our average revenue per minute was 5.0 cents per minute in 2005 compared to 5.4 cents per minute in 2004. The lower average revenue per minute in 2005 primarily reflected a proportionately higher mix of lower priced traffic. Trading revenue increased $87.3 million, or 39%, to $312.6 million in 2005 compared to $225.3 million in 2004. The increase in Trading revenue in 2005 was, in part, a result of adding approximately 100 new Trading customers during the year. We ended 2005 with approximately 30 consumer VoIP customers, including two industry leaders, and achieved significant year-to-year revenue growth in this fast growing market. Retail revenue increased $34.5 million to $72.9 million, or nearly double 2004 revenue of $38.4 million. This increase reflects the growth we have achieved with our retail prepaid calling card services, which we introduced in late 2003. During 2005, we introduced a significant number of new calling card brands and expanded our distribution network, particularly in southern California. Revenue from our Pingo calling services, part of our Retail services, which we launched in September 2004, was not material in 2005 or 2004.  We believe that total revenue in 2006 will be in the range of $480 million to $500 million.

Data communications and telecommunications expenses.   Data communications and telecommunications expenses are composed primarily of termination and circuit costs. Termination costs are paid to local service providers to terminate voice and fax calls received from our network. Terminating costs are negotiated with the local service provider. Should competition cause a decrease in the prices we charge our customers and, as a result, a decrease in our profit margins, our contracts, in some cases, provide us with the flexibility to renegotiate the per-minute termination fees. Circuit costs include charges for Internet access at our Internet Central Offices, fees for connections between our Internet Central Offices and our customers and/or service provider partners, facilities charges for overseas Internet access and phone lines to the primary telecommunications carriers in particular countries, and charges for the limited number of dedicated international private line circuits we use. For our Retail calling services, these costs also include the cost of local and toll free access charges.

Data communications and telecommunications expenses increased by $111.0 million, or 49%, to $336.2 million for 2005 from $225.2 million for 2004. Data communications and telecommunications expenses were $276.4 million and $60.8 million for our Trading and Retail business segments in 2005, respectively, compared to $192.6 million and $32.6 million in 2004, respectively. The increase in data communications and telecommunications expense primarily reflects the increase in revenue and traffic, as discussed above. The largest component of this expense, termination costs, increased to $329.4 million for 2005 from $219.1 million for 2004 while circuit costs increased slightly to $6.8 million for 2005 from $6.1 million in 2004. As a percentage of net revenues, data communications and telecommunications costs increased to 87.4% for 2005 from 85.4% in 2004.

Gross margin   Total gross margin (net revenue less data communications and telecommunications costs) declined to 12.8% of total net revenue in 2005, compared to 14.6% of total net revenue in 2004. Trading gross margin was 11.9% of Trading revenue in 2005, compared to 14.5% in 2004. The lower Trading gross margin was primarily due to lower rates on certain U.S.-originated and China-originated traffic in 2005. Retail gross margin was 16.6% of Retail revenue in 2005, compared to 14.9% in 2004.

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

Research and development expenses decreased $1.4 million to $12.4 million for 2005 from $13.8 million for 2004. The decrease in research and development expenses is due to lower expenditures related to the support of The iBasis Network. As a percentage of net revenue, research and development expenses decreased to 3.2% for 2005 from 5.2% for 2004.

Selling and marketing expenses.   Selling and marketing expenses increased by $2.4 million, to $11.6 million in 2005, from $9.2 million in 2004. The increase in expenses primarily relates to additional investments we have made in sales and marketing, primarily to support our expanding Retail business, including increasing advertising and marketing expenditures by $0.6 million. As a percentage of net revenue, selling and marketing expenses decreased to 3.0% for 2005 from 3.5% for 2004.

General and administrative expenses.   General and administrative expenses include salary, payroll tax and benefit expenses and related costs for general corporate functions, including executive management, finance and administration, legal and regulatory, facilities, information technology and human resources.

General and administrative expenses increased by $2.4 million to $15.2 million for 2005 from $12.8 million for 2004. Increases to the allowance for doubtful accounts were $0.9 million in 2005 compared to $0.3 million in 2004. In addition, incentive compensation was $0.3 million and professional fees increased by $0.8 million, which related largely to compliance with the internal control provisions under section 404 of the Sarbanes-Oxley Act. As a percentage of net revenue, general and administrative expenses were 4.0% for 2005 and 4.8% for 2004.

Restructuring costs.   In 2005 and 2004, we took charges of $0.2 million for a change in estimate relating to our sublease assumptions associated with our prior restructuring charges.

Depreciation and amortization expenses.   Depreciation and amortization expenses decreased by $3.6 million to $6.7 million for 2005 from $10.3 million for 2004. This decrease was primarily due to the end of the depreciable life of certain networking equipment and computer software. As a percentage of net revenue, depreciation and amortization expenses decreased to 1.7% for 2005 from 3.9% for 2004.

Interest income.   Interest income was $1.1 million for 2005, compared to $0.2 million in 2004. This increase primarily reflects the income earned on higher average cash and short-term investment balances in 2005 compared to 2004.

Interest expense.   Interest expense decreased $1.6 million in 2005 to $2.6 million, from $4.2 million in 2004, as a result of the conversion of our  6 ¾% Convertible Subordinated Notes and 8% Secured Convertible Notes to common stock between June and September 2005. In addition, interest expense also includes interest on capital leases of $0.3 million and $0.5 million in 2005 and 2004, respectively.

Other expenses, net.   Other expenses, net were $0.4 million and $0.2 million in 2005 and 2004, respectively, and relate mostly to state excise, use and franchise taxes.

Foreign exchange loss (gain), net.   Foreign exchange loss was $0.9 million in 2005, compared to a gain of $0.3 million in 2004. The increase in foreign exchange loss primarily reflects the effect of the weakening Euro on our Euro-denominated accounts receivable. We began separately reporting foreign exchange gain and losses in 2005 as they have become material. We have reclassified prior year amounts to conform to the current year presentation.

Loss on long-term non-marketable security.   In the first quarter of 2004, we determined that our equity investment in a privately-held company had been other than temporarily impaired, and, as a result, recorded a non-cash $5.0 million charge. Our decision was based on our evaluation of the privately-held company’s current cash position and recent operating results, as well as the perceived inability of that company to obtain additional financing at a level, and in a timely manner, to support its continued operations.

Debt conversion premium and transaction costs.   Debt conversion premium and transaction costs of $2.0 million reflects debt conversion premium payments made of $1,855,000 to certain noteholders in June and July 2005 in negotiated agreements to encourage early conversion of $29.0 of our 8% Secured Convertible Notes due June 2007 and $2.0 million of our 6¾% Convertible Subordinated Notes due June 2009.  Of the total payment, $1,740,000 was paid in cash and the balance was paid in the form of 43,736 shares of iBasis common stock with a fair value of $115,000. In addition, transactions costs were approximately $120,000 and consisted of investment banking and legal fees.

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

Income taxes.   We have not recorded an income tax benefit for the losses associated with our operations in 2005 and 2004, as we believe that it is more likely than not that these benefits will not be realized. Foreign income tax expense on the earnings of our foreign subsidiaries was $93,000 and $50,000 in 2005 and 2004, respectively.

Income from discontinued operations.   We had no income or loss from discontinued operations in 2005. Income from discontinued operations of $1.9 million in 2004 relates to the expiration of certain contingent obligations associated with the sale of our former Speech Solutions Business in 2002.

Net loss.   Loss from continuing operations was $1.7 million in 2005 compared to a loss of $19.4 million in 2004. Excluding debt conversion premium and transaction costs of $2.0 million, profit from continuing operations was $0.3 million in 2005. Excluding debt refinancing charges of $2.6 million and the loss on a long-term non-marketable security of $5.0 million, the loss from continuing operations in 2004 was $11.8 million. The improved profitability of $12.1 million in 2005 compared to 2004, excluding debt conversion premium and transactions costs, refinancing charges and loss on a long-term non-marketable security, relates to the proportionately lower level of costs and operating expenses on the higher level of revenues year-to-year. In 2006, we expect to achieve net income per share of $0.05 per share to $0.08 per share.

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

Gross margin   Total gross margin (net revenue less data communications and telecommunications costs) increased to 14.6% of total net revenue in 2004, compared to 14.2% of total net revenue in 2003. Trading gross margin increased to 14.5% of Trading revenue in 2004, compared to 13.7% in 2003. Retail gross margin was 14.9% of Retail revenue in 2004, compared to 29.4% in 2003.

Research and development expenses   Research and development expenses increased by $0.4 million to $13.8 million for 2004 from $13.4 million for 2003. The increase in research and development expenses is due to expenditures related to the support of The iBasis Network, including network hardware and software maintenance. As a percentage of net revenue, research and development expenses decreased to 5.2% for 2004 from 7.5% for 2003.

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

General and administrative expenses.   General and administrative expenses increased by $4.6 million to $12.8 million for 2004 from $8.2 million for 2003. In 2003, general and administrative expenses were reduced by $4.3 million for the recovery of a previously reserved customer accounts receivable balance. Bad debt expense in 2004 was $0.3 million compared to $0.8 million in 2003. Professional fees increased by $0.4 million, related in part to compliance with the Sarbanes-Oxley Act. As a percentage of net revenue, general and administrative expenses were 4.7% for 2004 and 4.3% for 2003.

Restructuring costs.   In the fourth quarter of 2004, we took a charge of $0.2 million for a change in estimate relating to our sublease assumptions associated with our restructuring charge initiated in 2002.

Depreciation and amortization expenses.   Depreciation and amortization expenses decreased by $9.8 million to $10.3 million for 2004 from $20.1 million for 2003. This decrease was primarily due to the end of the depreciable life of certain networking equipment and computer software. As a percentage of net revenue, depreciation and amortization expenses decreased to 3.9% for 2004 from 11.3% for 2003.

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

Interest expense.   Interest expense in 2004 is primarily composed of interest expense on the 6¾% Convertible Subordinated Notes and the 8% Secured Convertible Notes, as well as capital leases. Interest expense increased by $0.2 million to $4.2 million in 2004 from $4.0 million in 2003. As a result of the completion of the refinancing of our debt in June 2004, interest expense includes interest on the new 8% Secured Convertible Notes due June 2007. Previously, all of the interest on our 11½% Senior Secured Notes due January 2005 had been charged to the gain on bond exchanges in 2003, in accordance with SFAS No. 15, “Accounting by Debtors and Creditors Regarding Troubled Debt Restructuring”. As a result, prior to the third quarter of 2004, interest expense did not include interest on the 11½% Senior Secured Notes due January 2005.

Gain on bond exchanges.   During 2003, we entered into agreements with principal holders of our 5¾% Convertible Subordinated Notes which resulted in the retirement of $50.4 million of such notes in exchange for new debt instruments at 50% of the face value of the retired notes. Under the terms of the agreement, the holders of the retired notes received $25.2 million of new 11½% Senior Secured Notes and warrants for 4,915,416 shares of our common stock. Each warrant had an initial exercise price of $0.65 per share and is exercisable over a five-year term. The 11½% Senior Secured Notes, shared in a second priority lien on our assets and were subordinated to our bank revolving line of credit.

The gain we recognized in 2003 was calculated as follows:

2003
(in thousands)
Face value of surrendered 5¾% Convertible Subordinated Notes due March 2005	$50,350
Less: Face value of issued 11½% Senior Secured Notes due January 2005	(25,175)
Future interest payments on 11½% Senior Secured Notes due January 2005	(5,527)
Fair value of warrants issued	(1,375)
Reduction of deferred debt financing costs	(723)
Professional fees	(935)
Gain	$16,615

Other expenses, net.   Other expenses, net were $0.2 million and $0.3 million in 2004 and 2003, respectively, and relate mostly to state excise, use and franchise taxes.

Foreign exchange gain, net.   Foreign exchange gain was $0.3 million in 2004, compared to a gain of $0.5 million in 2003. The foreign exchange gains in both years primarily reflected the effect of the strengthening Euro on our Euro-denominated accounts receivable.

Loss on long-term non-marketable security.   In the first quarter of 2004, we determined that our equity investment in a privately-held company had been other than temporarily impaired, and, as a result, recorded a non-cash $5.0 million charge. Our decision was based on our evaluation of the privately-held company’s current cash position and recent operating results, as well as the perceived inability of that company to obtain additional financing at a level, and in a timely manner, to support its continued operations.

Refinancing transaction costs.   Transaction costs relating to the refinancing of our debt in June 2004 were $2.2 million. These costs consisted primarily of investment banking services, legal and audit fees.

Refinancing related interest expense.   We issued warrants to purchase a total of 5.2 million shares of our common stock, at $1.85 per share, to the holders of the 11½% Senior Secured Notes as partial consideration for the prepayment of these notes in June 2004. The fair value of $2.1 million for these warrants has been charged to operations as additional interest expense. Future interest on the 11½% Senior Secured Notes of $1.6 million, that had originally been charged to the gain on bond exchanges in 2003 and was not paid as a result of the prepayment of these notes, was recorded as a reduction to the additional interest expense associated with the refinancing. As a result, refinancing related interest expense, net was $0.5 million in 2004.

Income taxes.   We have not recorded an income tax benefit for the losses associated with our operating losses in 2004 and 2003, as we believe that it is more likely than not that these benefits will not be realized. Foreign income tax expense on the earnings of our foreign subsidiaries was $50,000 and $157,000 in 2004 and 2003, respectively.

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

Net cash provided by operating activities was $12.2 million in 2005, compared to net cash used in operating activities of $7.2 million and $3.2 million in 2004 and 2003, respectively. Cash provided by operating activities in 2005 was result of the  loss of $1.6 million offset by non-cash charges of $8.0 million, and an increase in accounts payable, accrued expenses and deferred revenue of $20.6 million, partially offset by an increase in accounts receivable of $14.4 million. The increases in accounts receivable and accounts payable relate primarily to the growth in revenue and traffic in 2005 compared to 2004. Accounts receivable days sales outstanding declined to 41 days at December 31, 2005 compared to 43 days at December 31, 2004. Cash used in operating activities in 2004 related to the loss from continuing operations of $19.4 million, partially offset by non-cash charges of $17.9 million. In addition, the increase in accounts receivable of $12.6 million was partially offset by an increase in accounts payable, accrued expenses and deferred revenue of $8.1 million. Cash used in continuing operating activities in 2003 related to our loss from continuing operations of $10.9 million and the non-cash gain on our debt exchange of $16.6 million, partially offset by non-cash charges of $17.0 million and changes in other assets and liabilities of $7.4 million.

Net cash used in investing activities in 2005 of $2.4 million included $3.4 million used for capital expenditures, partially offset by net maturities of $1.0 million of short-term investments. Our short-term investments are classified as available-for-sale and consist of securities that are readily convertible into cash, including government securities and commercial paper, with original maturities at the date of acquisition ranging from 90 days to one year. At December 31, 2005, $16.9 million of securities with maturities of less than one year were classified as short-term investments. Net cash used in investing activities in 2004 of $18.7 million consisted of $3.3 million used for capital expenditures and $17.9 million in net purchases of short-term  investments.  In 2004, we also received proceeds from an earn-out receivable and escrow payment of $1.0 million and $1.5 million, respectively, relating to the sale of our former Speech Solutions Business. Net cash used in investing activities was $5.2 million in 2003, of which $4.5 million was used for capital expenditures and $0.7 million was a payment relating to an adjustment associated with the sale of our Speech Solutions Business.

Net cash used in financing activities was $3.2 million in 2005 and consisted of debt conversion premium payments and transaction costs of $1.9 million, the redemption of the remaining $0.9 million of 5¾% Convertible Subordinated Notes on their maturity date in March 2005 and capital lease payments of $1.2 million. During 2005, we received proceeds of $2.6 million from warrant and stock option exercises. In addition, in October 2005, we announced a program to repurchase up to $5.0 million of our common stock. In the fourth quarter of 2005, we repurchased 983,050 shares of our common stock at a cost of $1.9 million. In February 2006, we expanded our stock repurchase program to allow for the repurchase of up to a total of $15.0 million. Through March 10, 2006, we repurchased an additional 1,131,300 shares in 2006 at a cost of $2.3 million, leaving $10.9 million remaining for repurchases under this program.

During 2005, we completed the process of eliminating our long-term bond debt through a series of debt conversion transactions.  These transactions have resulted in interest savings on an annualized basis of approximately $4.7 million. In June 2005, we negotiated (i) the early conversion of $9,100,000 of our 8% Secured Convertible Notes due June 2007 into 4.9 million shares of common stock at the conversion price of $1.85 per common share and (ii) the early conversion of $2,000,000 of our 6¾% Convertible Subordinated Notes due June 2009 into 1.1 million shares of common stock at the conversion price of $1.85 per common share.  We paid a total of $661,000 in premiums to the noteholders to encourage the early conversion of these notes, of which $546,000 was paid in cash and the remaining $115,000 was paid in the form of 43,736 shares of our common stock with a fair value of $115,000.  In addition, $1,150,000 of our 6¾% Convertible Subordinated Notes due June 2009 voluntarily converted into 0.6 million shares of common stock at the conversion price of $1.85 per share. In total, $12,250,000 of notes were converted into 6.6 million shares of common stock.

In July 2005, we negotiated the early conversion of the remaining $19,900,000 of our 8% Secured Convertible Notes due June 2007 into 10.8 million shares of common stock at the stated conversion price of $1.85 per share. We paid a total premium of $1,194,000 in cash to the noteholders to encourage the early conversion of these notes. In addition, transaction costs associated with this early conversion were $0.1 million and consisted primarily of investment banking fees.

From mid-August 2005 through early September 2005, the remaining $32,599,000 of our 6¾% Convertible Subordinated Notes due June 2009 were converted to shares of our common stock at the stated conversion price of $1.85 per share. In mid-August 2005, we announced our intention to redeem all of these outstanding notes for cash at the face value of the notes, plus accrued interest, with a planned redemption date of September 6, 2005. Prior to the redemption date, all of the holders elected to convert their notes to common stock at the stated conversion price of $1.85 per share.

Net cash provided by financing activities was $29.5 million in 2004. In June 2004, we completed a refinancing of our outstanding debt obligations. As part of the refinancing, we completed an exchange offer, pursuant to which $37.3 million of our outstanding 5¾% Convertible Subordinated Notes due March 2005, representing approximately 98% of the total amount of these notes then outstanding, were tendered for the same principal amount of new 6¾% Convertible Subordinated Notes due June 2009. Approximately $0.9 million of the 5¾% Convertible Subordinated Notes due March 2005 remained outstanding after the exchange offer. Simultaneously with the exchange offer, we prepaid all $25.2 million of our existing 11½% Senior Secured Notes due January 2005 for cash equal to the principal amount plus accrued but unpaid interest and the issuance of warrants exercisable for an aggregate of 5,176,065 shares of our common stock at $1.85 per share. We issued $29.0 million of new 8% Secured Convertible Notes due June 2007 of which $25.2 million was used to prepay the 11½% Senior Secured Notes due January 2005. Cash paid for transactions costs associated with the debt refinancing were $2.0 million. During the second half of 2004, holders of $1.3 million of 6¾% Convertible Subordinated Notes due June 2009 voluntarily converted their notes into 0.7 million shares of common stock at the conversion price of $1.85 per share. In 2005, the remaining 6¾% Convertible Subordinated Notes due June 2009 and the 8% Secured Convertible Notes due June 2007 were converted into shares of our common stock at $1.85 per share, as described above.

In September 2004, we completed a private equity placement of 15,000,000 shares of our common stock at $2.10 per share, for total gross proceeds of $31.5 million, to a group of institutional and accredited investors. Investment banking fees and other costs of the transaction were $1.3 million, resulting in net proceeds to us from the private equity placement of $30.2 million. The net proceeds from the private equity placement were used for working capital requirements, capital asset purchases and general corporate purposes. In addition in 2004, we received proceeds of $2.0 million from the exercise of warrants and stock options, made payments on capital leases of $2.2 million and paid down our bank borrowings of $2.3 million.

Net cash used in financing activities was $6.7 million in 2003, of which $5.8 million was used to repay our capital lease obligations and $0.9 million was paid for fees in connection the exchange of a portion of our outstanding 5¾% Convertible Subordinated Notes for 11½% Senior Secured Notes.

During 2003, we entered into agreements with principal holders of our 5¾% Convertible Subordinated Notes due March 2005 which resulted in the retirement of $50.4 million of such notes in exchange for new debt instruments at 50% of the face value of the retired notes. Under the terms of the agreement, the holders of the retired notes received $25.2 million of new 8% Senior Secured Notes due January 2005 and warrants to purchase 4,915,416 shares of common stock. Each warrant has an exercise price of $0.65 per share and is exercisable over a five-year term. The 8% Senior Secured Notes due January 2005 were prepaid in June 2004 as part of our debt refinancing. During 2003, our bank exercised a warrant we issued in connection with our bank lines for 0.3 million shares of common stock on a cashless basis.

In January 2005, we amended and extended our revolving line of credit with our bank. The new $15.0 million revolving line of credit has a two-year term, bears interest at the bank’s prime rate plus ½% and is collateralized by substantially all of our assets. Borrowings under the line may also be used for letters of credit and foreign exchange contracts and are no longer on a borrowing formula. The new revolving line of credit requires us to comply with various non-financial and financial covenants, including minimum profitability and liquidity and requires us to maintain a minimum cash balance of $15.0 million with the bank, or be subject to certain additional fees. We were in compliance with all of the covenants under our new revolving lines of credit during 2005. At December 31, 2005 and 2004, we had no borrowings under our bank line of credit. We had borrowings outstanding under previous revolving lines of credit of $2.3 million at December 31, 2003. At December 31, 2005, we had $2.4 million in letters of credit outstanding under our bank line of credit.

During 2005 and 2004, we financed $3.2 million and $1.8 million of capital expenditures, respectively, with lease financing. The majority of the capital lease obligations have a three year term.

In February 2006, we announced our intention to seek shareholder approval for a reverse stock split at our next Annual Meeting for the purpose of increasing the share price of our common stock to help achieve compliance with the listing requirements of the NASDAQ National Market.

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

We anticipate that the December 31, 2005 balance of $44.4 million in cash, cash equivalents and short-term investments, together with expected cash flow generated from operations, will be sufficient to fund our operations, capital expenditures and stock repurchase program for at least the next twelve months. We expect capital expenditures to be between $10 million and $12 million in 2006. In addition, we have expanded our stock repurchase program in February 2006 to repurchase up to $15 million of our common stock, of which $1.9 million was used in 2005, leaving $13.1 million remaining for 2006.

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

Contractual Obligations

The following table summarizes our future contractual obligations as of December 31, 2005:

	Payment Due Dates
	Total	Less than 1 Year	1 to 2 Years	2 to 3 Years	3 to 5 Years	After 5 Years
	(In thousands)
Capital lease obligations, including interest	$4,265	$1,866	$1,604	$795	$—	$—
Operating leases	8,782	2,669	2,136	1,834	2,143	—
Total	$13,047	$4,535	$3,740	$2,629	$2,143	$—

New Accounting Pronouncements

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

We expect to adopt SFAS No. 123R using the Statement’s modified prospective application method. Adoption of SFAS No. 123R is expected to increase our stock compensation expense. We are currently in the process of evaluating the financial statement impact of the implementation of SFAS No. 123R. We expect stock compensation expense in 2006, relating to unvested, outstanding stock options as of December 31, 2005, will be in the range of $0.7 million to $1.0 million. Additional grants of stock options in 2006 will further increase our stock compensation expense.

In March 2005 the FASB issued FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations (“FIN 47”). FIN 47 requires us to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably recognized. A conditional asset retirement obligation refers to a legal obligation to perform an asset retirement activity, such as restoring a leased facility to its original condition, and where the timing and method of settlement are contingent upon a future event, that may or may not be beyond our control. This liability should be recognized when incurred; typically upon acquisition or entering into a lease. The adoption of FIN 47 did not have a material impact on our consolidated results of operations and financial condition in 2005.

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

Our investments in commercial paper and debt instruments are subject to interest rate risk, but due to the short-term nature of these investments, interest rates would not have a material impact on their value at December 31, 2005. Our primary interest rate risk is the risk on borrowings under our line of credit agreements, which are subject to interest rates based on the bank’s prime rate. A change in the applicable interest rates would also affect the rate at which we could borrow funds or finance equipment purchases. Our capital lease obligations are fixed rate debt. A 10% change in interest rates would not have a material impact on interest expense associated with our line of credit agreement.

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

Item 8.                        Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
iBasis, Inc.
Burlington, MA

We have audited the accompanying consolidated balance sheets of iBasis, Inc. and subsidiaries (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of iBasis, Inc. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2006, expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Boston, Massachusetts
March 15, 2006

iBasis, Inc.
Consolidated Balance Sheets

	December 31,
	2005	2004
	(In thousands, except per share data)
Assets
Current assets:
Cash and cash equivalents	$27,478	$20,928
Short-term marketable investments	16,936	17,897
Accounts receivable, net of allowance for doubtful accounts of $2,507 and $3,391, respectively	47,641	34,133
Prepaid expenses and other current assets	2,676	2,420
Total current assets	94,731	75,378
Property and equipment, at cost:
Network equipment	53,434	74,768
Equipment under capital lease	4,917	5,632
Computer software	10,353	10,006
Leasehold improvements	6,697	6,437
Furniture and fixtures	1,049	1,075
	76,450	97,918
Less—Accumulated depreciation and amortization	(64,696)	(86,057)
	11,754	11,861
Deferred debt financing costs, net	—	177
Other assets	323	360
	$106,808	$87,776
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$27,796	$24,340
Accrued expenses	24,479	12,186
Deferred revenue	9,517	6,303
Current portion of long-term debt	1,598	1,775
Total current liabilities	63,390	44,604
Long-term debt, net of current portion	2,216	65,933
Other long-term liabilities	916	1,132
Commitments and contingencies
Stockholders’ equity (deficit):
Preferred stock, $0.001 par value, authorized 15,000 shares; issued and outstanding—none	—	—
Common stock, $0.001 par value, authorized—170,000 shares; issued—102,336 and 64,778 shares, respectively;	102	65
Treasury stock, 2,074 and 1,135 shares, respectively, at cost	(2,091)	(341)
Additional paid-in capital	473,710	406,137
Accumulated other comprehensive loss	(17)	(12)
Accumulated deficit	(431,418)	(429,742)
Total stockholders’ equity (deficit)	40,286	(23,893)
	$106,808	$87,776

The accompanying notes are an integral part of these consolidated financial statements.

iBasis, Inc.
Consolidated Statements of Operations

	Years Ended December 31,
	2005	2004	2003
	(In thousands, except per share data)
Net revenue	$385,485	$263,678	$178,159
Cost and operating expenses:
Data communications and telecommunications (excluding depreciation and amortization)	336,152	225,169	152,853
Research and development	12,435	13,803	13,387
Selling and marketing	11,618	9,205	7,513
General and administrative	15,203	12,822	8,174
Depreciation and amortization	6,712	10,345	20,065
Non-cash stock-based compensation	—	—	86
Restructuring costs	218	165	—
Total cost and operating expenses	382,338	271,509	202,078
Income (loss) from operations	3,147	(7,831)	(23,919)
Interest income	1,109	218	161
Interest expense	(2,601)	(4,249)	(3,967)
Gain on bond repurchases and exchanges	—	—	16,615
Other expenses, net	(324)	(184)	(180)
Loss on long-term non-marketable security	—	(5,000)	—
Foreign exchange (loss) gain	(939)	339	509
Debt conversion premium and transaction costs	(1,975)	—	—
Debt refinancing charges:
Transaction costs	—	(2,159)	—
Additional interest expense, net	—	(481)	—
Loss before taxes from continuing operations	(1,583)	(19,347)	(10,781)
Foreign income tax expense	(93)	(50)	(157)
Loss from continuing operations	(1,676)	(19,397)	(10,938)
Income from discontinued operations	—	1,861	1,251
Net loss	$(1,676)	$(17,536)	$(9,687)
Basic and diluted net loss per share:
Loss from continuing operations	$(0.02)	$(0.38)	$(0.24)
Income from discontinued operations	—	0.03	0.03
Net loss	$(0.02)	$(0.35)	$(0.21)
Basic and diluted weighted average common shares outstanding	80,236	50,514	44,696

The accompanying notes are an integral part of these consolidated financial statements.

iBasis, Inc.
Consolidated Statements of Stockholders’ Equity (Deficit)

	Common Stock		Treasury Stock		Additional			Accumulated Other	Total Stockholders'
	Number of Shares	$0.001 Par Value	Number of Shares	Amount	Paid-In Capital	Deferred Compensation	Accumulated Deficit	Comprehensive Loss	Equity (Deficit)
	(In thousands)
Balance, January 1, 2003	45,785	$46	(1,135)	$(341)	$368,927	$(86)	$(402,519)	$—	$(33,973)
Net loss	—	—	—	—	—	—	(9,687)	—	(9,687)
Translation adjustment	—	—	—	—	—	—	—	—	—
Total comprehensive loss									(9,687)
Exercise of common stock options.	128	—	—	—	91	—	—	—	91
Fair value of warrants issued on bond exchange	—	—	—	—	1,375	—	—	—	1,375
Amortization of deferred compensation	—	—	—	—	—	86	—	—	86
Balance, December 31, 2003	45,913	46	(1,135)	(341)	370,393	—	(412,206)	—	(42,108)
Net loss	—	—	—	—	—	—	(17,536)	—	(17,536)
Unrealized loss on available-for-sale short-term investments	—	—	—	—	—	—	—	(12)	(12)
Translation adjustment	—	—	—	—	—	—	—	—	—
Total comprehensive loss									(17,548)
Gross proceeds from sale of common stock in private placement	15,000	15	—	—	31,485	—	—	—	31,500
Cash transaction costs of private placement	—	—	—	—	(1,310)	—	—	—	(1,310)
Fair value of warrant issued for investment banking services	—	—	—	—	(2,808)	—	—	—	(2,808)
Issuance of warrant for investment banking services	—	—	—	—	2,808	—	—	—	2,808
Common stock issued as partial payment of investment banking fees	110	0	—	—	175	—	—	—	175
Exercise of common stock options	508	0	—	—	455	—	—	—	455
Exercise of warrants	2,522	3	—	—	1,459	—	—	—	1,462
Fair value of warrants issued in debt refinancing	—	—	—	—	2,140	—	—	—	2,140
Conversion of 6 3/4% Convertible Subordinated Notes due June 2009 converted to common stock	725	1	—	—	1,340	—	—	—	1,341
Balance, December 31, 2004	64,778	65	(1,135)	(341)	406,137	—	(429,742)	(12)	(23,893)
Net loss	—	—	—	—	—	—	(1,676)	—	(1,676)
Unrealized loss on available-for-sale short-term investments	—	—	—	—	—	—	—	(5)	(5)
Translation adjustment	—	—	—	—	—	—	—	—	—)
Total comprehensive loss									(1,681)
Exercise of common stock options.	238	0	—	—	244	—	—	—	244
Exercise of warrants	2,215	2	—	—	2,420	—	—	—	2,422
Convertible Subordinated Notes due June 2009 converted to common stock	19,429	19	—	—	35,925	—	—	—	35,944
Secured Convertible Notes due June 2007 converted to common stock	15,676	16	—	—	28,984	—	—	—	29,000
Common shares issued as payment of debt conversion premium.	—	—	44	115	—	—	—	—	115
Repurchases of common stock	—	—	(983)	(1,865)	—	—	—	—	(1,865)
Balance, December 31, 2005	102,336	$102	(2,074)	$(2,091)	$473,710	$—	$(431,418)	$(17)	$40,286

The accompanying notes are an integral part of these consolidated financial statements.

iBasis, Inc.
Consolidated Statements of Cash Flows

	Years ended December 31,
	2005	2004	2003
	(In thousands)
Cash flows from operating activities:
Net loss	$(1,676)	$(17,536)	$(9,687)
Income from discontinued operations	—	(1,861)	(1,251)
Loss from continuing operations	(1,676)	(19,397)	(10,938)
Adjustments to reconcile loss from continuing operations to net cash used in operating activities:
Gain on bond repurchases and exchanges	—	—	(16,615)
Restructuring costs	218	165	—
Depreciation and amortization	6,712	10,345	20,065
Amortization of deferred debt financing costs	177	149	333
Amortization of discount on short-term marketable securities	(45)	—	—
Non-cash debt conversion premium	115	—	—
Amortization of deferred compensation	—	—	86
Loss on long-term non-marketable security	—	5,000	—
Fair value of warrant issued in debt refinancing	—	2,140	—
Allowance for doubtful accounts	850	250	800
Recovery of previously reserved receivable balance	—	—	(4,269)
Changes in current assets and liabilities:
Accounts receivable, net	(14,358)	(12,616)	2,556
Prepaid expenses and other current assets	(256)	124	1,330
Other assets	37	345	535
Accounts payable	3,443	4,438	6,760
Deferred revenue	3,214	5,886	417
Accrued expenses	13,935	(2,369)	(4,718)
Other long-term liabilities	(216)	(1,617)	481
Net cash provided by (used in) continuing operating activities	12,150	(7,157)	(3,177)
Cash flows from investing activities:
Purchases of property and equipment	(3,441)	(3,266)	(4,452)
Purchases of available-for-sale short-term marketable investments	(28,234)	(18,534)	—
Maturities of available-for-sale short-term marketable investments	29,235	625	—
Proceeds from sale of Speech Solutions business	—	1,500	—
Proceeds from earn-out relating to sale of Speech Solutions business	—	1,009	—
Payment associated with the sale of Speech Solutions businesses	—	—	(736)
Net cash used in investing activities	(2,440)	(18,666)	(5,188)
Cash flows from financing activities:
Redemption of 5¾% Convertible Subordinated Notes	(895)	—	—
Proceeds from sale of common stock in private placement	—	31,500	—
Transaction costs of private placement	—	(1,310)	—
Proceeds from issuance of 8% Secured Convertible Notes due June 2007	—	29,000	—
Prepayment of 11 1/2% 8% Senior Secured Notes due January 2005	—	(25,175)	—
Bank borrowings	—	4,600	9,200
Repayments of bank borrowings	—	(6,900)	(9,200)
Payments of principal on capital lease obligations	(1,206)	(2,167)	(5,838)
Debt conversion premium and transaction costs	(1,860)	—	—
Transaction costs of debt refinancing and exchange of debt	—	(1,984)	(935)
Repurchases of common stock	(1,865)	—	—
Proceeds from exercise of warrants	2,422	1,462	—
Proceeds from exercise of common stock options	244	455	91
Net cash (used in) provided by financing activities	(3,160)	29,481	(6,682)
Net increase (decrease) in cash and cash equivalents	6,550	3,658	(15,047)
Cash and cash equivalents, beginning of year	20,928	17,270	32,317
Cash and cash equivalents, end of year	$27,478	$20,928	$17,270

iBasis, Inc.
Consolidated Statements of Cash Flows (Continued)

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$2,651	$7,198	$5,996
Supplemental disclosure of non-cash investing and financing activities:
Conversion of 6 3/4% Convertible Subordinated Notes to common stock	$35,944	$1,341	$—
Conversion of 8% Secured Convertible Notes to common stock	$29,000	$—	$—
Face value of 5 3/4% Convertible Subordinated Notes due March 2005 surrendered	$—	$37,285	$—
Face value of 6 3/4% Convertible Subordinated Notes due June 2009 issued	$—	$37,285	$—
Common stock issued as partial payment of investment banking fees	$—	$175	$—
Exercise of warrant issued to bank on net basis	$—	$114	$—
Fair value of warrant issued for investment banking services	$—	$2,808	$—
Exchange of 5 3/4% Convertible Subordinated Notes for 11 1/2% Senior Secured Notes:
Face value of 5 3/4% Convertible Subordinated Notes surrendered	$—	$—	$50,350
Face value of 11 1/2% Senior Secured Notes issued	$—	$—	$25,175
Future interest payments on 11 1/2% Senior Secured Notes	$—	$—	$5,527
Fair value of warrants issued	$—	$—	$1,375
Reduction in deferred financing costs	$—	$—	$723
Equipment acquired under capital lease obligations	$3,151	$1,765	$—
Equipment acquired under operating lease obligations	$—	$577	$—
Escrow and earn-out receivable related to sale of Speech Solutions Business	$—	$—	$1,251

The accompanying notes are an integral part of these consolidated financial statements.

iBasis, Inc.
Notes to Consolidated Financial Statements

(1)   Business

Business—We are a leading provider of international communications services and a provider of retail prepaid calling services. Our operations consist of our Voice-Over-Internet-Protocol (“VoIP”) trading business (“Trading”), in which we connect buyers and sellers of international telecommunications services, and our retail services business (“Retail”). In the Trading business we receive voice traffic from buyers—originating carriers who are interconnected to our network via VoIP or traditional time division multiplexing (“TDM”) connections, and we route that traffic over the Internet to sellers—local carriers in the destination countries with whom we have established agreements to manage the completion or termination of the call. We use proprietary, patent-pending technology to automate the selection of routes and termination partners based on a variety of performance, quality, and business metrics. We offer this Trading  service on a wholesale basis to carriers, telephony resellers and other service providers worldwide. We have call termination agreements with local service providers in North America, Europe, Asia, the Middle East, Latin America, Africa and Australia. Our Retail business was launched in late 2003, with the introduction of our retail prepaid calling cards which are marketed through distributors primarily to ethnic communities within major metropolitan markets in the U.S. In September 2004, we launched a prepaid calling service, Pingo®, offered directly to consumers through an eCommerce web interface, which we have included in our Retail business segment. Revenues from our Pingo services were not material in the years ended December 31, 2005 or 2004.

(2)   Summary of Significant Accounting Policies

Principles of Consolidation—The accompanying consolidated financial statements include the accounts of iBasis, Inc. and its subsidiaries. All intercompany balances and transactions have been eliminated on consolidation.

Use of Estimates—The preparation of these financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires us to (i) make judgments, assumptions and estimates that affect the reported amounts of assets, liabilities, revenue and expenses; and (ii) disclose contingent assets and liabilities. We base our accounting estimates on historical experience and other factors that we consider reasonable under the circumstances. Actual results and outcomes may differ from our estimates and assumptions.

Foreign Currency Translation and Transactions—The functional currency of our foreign subsidiaries is the local currency. For the purposes of presenting the consolidated financial statements, the functional currencies of our foreign subsidiaries have been converted into U.S. dollars for balance sheet accounts using the exchange rate in effect at the balance sheet date, and for revenue and expense accounts using an average exchange rate for the respective periods. The gains or losses resulting from such translations were not material since the majority of our business is carried out by our U.S. operations. Transactions in foreign currency are recorded at the original rates of exchange in force at the time the transactions are effected. Exchange differences arising on (i) settlement of transactions and (ii) translation of such transactions, given that no settlement has occurred, are recognized in operations. Translation adjustments, while normally a component of other comprehensive income or loss, were not material in 2005, 2004 and 2003 and were charged or credited to results of operations.

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

iBasis, Inc.
Notes to Consolidated Financial Statements (Continued)

(2)   Summary of Significant Accounting Policies (Continued)

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

The following have been excluded from the computation of diluted weighted average common shares for the periods presented:

	Years Ended December 31,
	2005	2004	2003
	(In thousands)
Options to purchase common shares	6,305	6,569	6,332
Warrants to purchase common shares, issued in connection with the prepayment of the 11 1/2% Senior Secured Notes	4,376	5,176	—
Warrants to purchase common shares, issued in connection with the issuance of the 11 1/2% Senior Secured Notes	1,266	2,666	4,915
Warrants to purchase common shares issued for investment banking services in connection with the private equity placement	1,718	1,733	—
Common shares to be issued upon conversion of the 6 3/4% Convertible Subordinated Notes	—	19,429	—
Common shares to be issued upon conversion of the 8% Secured Convertible Notes	—	15,676	—
Common shares to be issued upon conversion of the 5 3/4% Convertible Subordinated Notes	—	10	443
Warrants to purchase common shares issued in connection with bank credit lines	—	—	338
Total common shares excluded	13,665	51,259	12,028

Other Comprehensive Income (Loss)—We report comprehensive income (loss) in accordance with Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” (“SFAS 130”). For 2005 and 2004, the unrealized loss on our short-term marketable investments, which is recorded as a component of stockholders’ equity, was the only difference between reported net loss and total comprehensive loss. Translation adjustments, while normally a component of other comprehensive income or loss, were not material in 2005, 2004 and 2003 and were charged or credited to results of operations.

Cash and Cash Equivalents—We consider highly liquid investments purchased with an original maturity of 90 days or less at the time of purchase to be cash equivalents. Cash equivalents include money market accounts and commercial paper that are readily convertible into cash.

iBasis, Inc.
Notes to Consolidated Financial Statements (Continued)

(2)   Summary of Significant Accounting Policies (Continued)

Short-term marketable investments—Our investments at December 31, 2005, are classified as available-for-sale and carried at fair value. These investments consist of securities that are readily convertible into cash, including government securities and commercial paper, with original maturities at the date of acquisition ranging from 90 days to one year.

Short-term marketable investments consist of:

	December 31,
	2005		2004
Description of Security	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(In thousands)
Government securities	$5,402	$(7)	$7,728	$(7)
Commercial paper and corporate bonds	11,534	(10)	10,169	(5)
Total	$16,936	$(17)	$17,897	$(12)

The net unrealized loss of $17,000 as of December 31, 2005 on our short-term marketable investments in government securities, commercial paper and corporate bonds was caused by interest rate increases. Because we have the ability and intent to hold these investments until a recovery of fair value, which may be maturity, we do not consider these investments to be other-than-temporarily impaired at December 31, 2005 due to the short-term duration and insignificant severity of the impairment. As of December 31, 2005 and 2004, the unrealized loss on our short-term marketable securities is a component of other comprehensive loss.

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

We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. During the year ended December 31, 2005, we retired approximately $28.1 million of fully depreciated property and equipment. Total depreciation and amortization expense included in the

iBasis, Inc.
Notes to Consolidated Financial Statements (Continued)

(2)   Summary of Significant Accounting Policies (Continued)

consolidated statements of operations was approximately $6.7 million, $10.3 million, and $20.1 million for the years ended December 31, 2005, 2004 and 2003, respectively.

Deferred Debt Financing Costs—Underwriter discounts and other costs incurred in connection with the issuance of  convertible debt were amortized to interest expense using the straight-line method over the term of the debt, which approximated the effective interest method. As a result of our debt conversions to common stock in 2005, remaining unamortized deferred debt financing costs were charged to interest expense.

Investment in Long-Term Non-marketable Security—Our long-term investment in a non-marketable security represents a small equity investment in a privately-held company that was made in 2000 in connection with a round of financing with other third-party investors. As our investment does not permit us to exert significant influence or control over the entity in which we have invested, the recorded amount represents our cost of the investment less any adjustments we make when we determine that an investment’s carrying value is other than temporarily impaired.

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

Based on our evaluation during the quarter ended March 31, 2004, we had determined that our investment in this privately-held company has been other than temporarily impaired and, as a result, we recorded a $5.0 million non-cash charge to continuing operations for the quarter ended March 31,2004. This charge represented the full carrying value of this investment. Our decision was based on our evaluation of the company’s current cash position and recent operating results, as well as the perceived inability of the company to obtain additional financing at a level, and in a timely manner, to support its continued operations.

Other Assets—Other assets at December 31, 2005 and 2004 consist primarily of deposits for call termination services and leased facilities.

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

iBasis, Inc.
Notes to Consolidated Financial Statements (Continued)

(2)   Summary of Significant Accounting Policies (Continued)

We did not have a customer that accounted for 10% or more of net revenue for the year ended December 31, 2005. We had one customer which accounted for 11% of net revenue, each year, for the years ended December 31, 2004 and 2003. We did not have a customer that accounted for 10% or more of accounts receivable at either December 31, 2005 and 2004.

Fair Value of Financial Instruments—Financial instruments consist principally of cash and cash equivalents, short-term marketable investments, accounts receivable, long-term investments in marketable securities, long-term debt and accounts payable. The estimated fair value of these instruments approximates their carrying value.

Stock-Based Compensation—We account for stock-based compensation in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” using the intrinsic-value method as permitted by Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123 encourages, but does not require, the recognition of compensation expense for the fair value of stock options and other equity instruments issued to employees and non-employee directors.

At December 31, 2005, we had one stock-based employee compensation plan, which is described more fully in Note 11. The following table illustrates the effect on net loss and net loss per share if we had applied the fair value recognition provisions of SFAS No. 123.

	December 31,
	2005	2004	2003
	(In thousands)
Net loss:
As reported	$(1,676)	$(17,536)	$(9,687)
Deduct: Stock-based employee compensation expense included in reported net loss	—	—	86
Add: Total stock-based employee compensation expense determined under fair value based method for all awards	(1,731)	(2,737)	(2,200)
Pro forma	$(3,407)	$(20,273)	$(11,801)
Basic and diluted net loss per share:
As reported	$(0.02)	$(0.35)	$(0.21)
Pro forma	$(0.04)	$(0.40)	$(0.26)

iBasis, Inc.
Notes to Consolidated Financial Statements (Continued)

(2)   Summary of Significant Accounting Policies (Continued)

We estimate the fair value of stock-based awards to employees and non-employee directors using the Black-Scholes option pricing model. The Black-Scholes model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, the Black-Scholes model requires the input of highly subjective assumptions including the expected stock price volatility. Because stock-based awards to employees and non-employee directors have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in our opinion, the existing models do not necessarily provide a reliable single measure of the fair value of stock-based awards to employees and non-employee directors. The fair value of stock-based awards to employees and non-employee directors was estimated assuming no expected dividends and the following weighted-average assumptions:

	December 31,
	2005	2004	2003
Risk-free interest rate	4.00%	3.35%	3.25%
Dividend yield	0.0%	0.0%	0.0%
Expected life	5 years	5 years	5 years
Expected volatility	121%	136%	143%

The weighted average fair value of options granted was $2.14, $1.77 and $0.88 per share for the years ended December 31, 2005, 2004 and 2003, respectively. The weighted average remaining contractual life was 7.26 years, 8.17 years and 8.84 years as of December 31, 2005, 2004 and 2003, respectively.

Income Taxes—We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” This statement requires an asset and liability approach to accounting for income taxes based upon the future expected values of the related assets and liabilities. Deferred income taxes are provided for tax and financial reporting basis differences between assets and liabilities at tax rates expected to be in effect when the basis differences reverse. Valuation allowances are provided in situations where recoverability of deferred tax assets is not considered more likely than not.

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123R, Share-Based Payment (“SFAS No. 123R”). This Statement is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, and superceded Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. The Statement requires entities to recognize stock compensation expense for awards of equity instruments to employees based on the grant-date fair value of those awards (with limited exceptions). In April 2005, the Securities and Exchange Commission amended the compliance date for adoption of SFAS No. 123R.  The new rule extends the required adoption of SFAS No. 123R for companies with calendar fiscal years to the first quarter of 2006. SFAS No. 123R is effective for us beginning in the first quarter of 2006.

iBasis, Inc.
Notes to Consolidated Financial Statements (Continued)

(2)   Summary of Significant Accounting Policies (Continued)

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

In March 2005 the FASB issued FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations (“FIN 47”). FIN 47 requires us to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably recognized. A conditional asset retirement obligation refers to a legal obligation to perform an asset retirement activity, such as restoring a leased facility to its original condition, and where the timing and method of settlement are contingent upon a future event, that may or may not be beyond our control. This liability should be recognized when incurred; typically upon acquisition or entering into a lease. The adoption of FIN 47 did not have a material impact on our consolidated results of operations and financial condition in 2005.

(3) Business Segment and Geographic Information

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” establishes standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to stockholders. It also establishes standards for related disclosures about products and services, and geographic areas. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. Our chief operating decision-making group is composed of the chief executive officer, members of senior management and the Board of Directors. We have viewed our operations and we manage our business principally as two business segments, Trading and Retail.

Business Segment Information—Beginning in the second quarter of 2004, our retail prepaid calling card services and other enhanced services (“Retail”) became a reportable business segment, in addition to our international wholesale VoIP services (“Trading”). Since we introduced our retail prepaid calling card services, revenue from our Retail services has grown substantially.

Our Trading business consists of international long distance services we provide using VoIP. We offer these services on a wholesale basis through our worldwide network to carriers, telephony resellers and others around the world by operating through various service agreements with local service providers in United States, Europe, Asia, the Middle East, Latin America, Africa and Australia.

Our Retail business consists of our retail prepaid calling cards, and Pingo, a prepaid calling service sold to consumers through an eCommerce interface. To date, we have marketed our retail prepaid calling card services primarily to ethnic communities within major domestic markets through distributors.  Launched in the third quarter of 2004, Pingo revenues were not material in the years ended December 31, 2005 or 2004.

Our executive management team uses net revenue and gross margin, which is net revenue less data communications and telecommunications costs, as the basis for measuring profit or loss by segment and making decisions on our Trading and Retail businesses. We do not allocate our research and development expenses, selling and marketing expenses, general and administrative expenses, restructuring costs and depreciation and amortization between Trading and Retail.

iBasis, Inc.
Notes to Consolidated Financial Statements (Continued)

(3) Business Segment and Geographic Information (Continued)

Operating results, excluding interest income and expense, other income and expense, and refinancing related charges, for our two business segments are as follows:

	Year ended December 31, 2005
	Trading	Retail	Total
	(In thousands)
Net revenue	$312,594	$72,891	$385,485
Data communications and telecommunication costs (excluding depreciation and amortization)	275,378	60,774	336,152
Gross margin	$37,216	$12,117	49,333
Research and development expenses			12,435
Selling and marketing expenses			11,618
General and administrative expenses and restructuring costs			15,421
Depreciation and amortization			6,712
Income from operations			$3,147

	Year ended December 31, 2004
	Trading	Retail	Total
	(In thousands)
Net revenue	$225,324	$38,354	$263,678
Data communications and telecommunication costs (excluding depreciation and amortization)	192,541	32,628	225,169
Gross margin	$32,783	$5,726	38,509
Research and development expenses			13,803
Selling and marketing expenses			9,205
General and administrative expenses and restructuring costs			12,987
Depreciation and amortization			10,345
Loss from operations			$(7,831)

	Year ended December 31, 2003
	Trading	Retail	Total
	(In thousands)
Net revenue	$172,552	$5,607	$178,159
Data communications and telecommunication costs (excluding depreciation and amortization)	148,895	3,958	152,853
Gross margin	$23,657	$1,649	25,306
Research and development expenses			13,387
Selling and marketing expenses			7,513
General and administrative expenses			8,174
Depreciation and amortization			20,065
Non-cash stock based compensation			86
Loss from operations			$(23,919)

iBasis, Inc.
Notes to Consolidated Financial Statements (Continued)

(3) Business Segment and Geographic Information (Continued)

Our executive management team uses accounts receivable as a basis for measuring liquidity and making decisions on our Trading and Retail businesses. We do not allocate any other assets or liabilities between Trading and Retail.

	As of December 31, 2005
	Trading	Retail	Total
	(In thousands)
Segment assets	$38,574	$9,067	$47,641
Non-segment assets			59,167
Total assets			$106,808

	As of December 31, 2004
	Trading	Retail	Total
	(In thousands)
Segment assets	$28,541	$5,592	$34,133
Non-segment assets			53,643
Total assets			$87,776

Geographic Information—The following table represents percentage of total revenue derived from each geographic region:

	Year Ended December 31,
	2005	2004	2003
North America	54%	58%	57%
Europe, Middle East and Africa	33	29	16
Asia Pacific	11	11	3
Other	2	2	24
	100%	100%	100%

We did not have any single customer account for 10% of net revenue for the year ended December 31, 2005. We had one customer account for 11% of net revenue, each year, for the years ended December 31, 2004 and 2003. We did not have a customer that accounted for 10% of accounts receivable at December 31, 2005 and 2004.

The net book value of long-lived tangible assets by geographic area was as follows:

	As of December 31,
Geographic Location	2005	2004
	(In thousands)
North America	$11,715	$11,753
Europe	26	67
Asia	13	41
	$11,754	$11,861

iBasis, Inc.
Notes to Consolidated Financial Statements (Continued)

(4) Discontinued Operations

Income  from discontinued operations.   In 2002 we completed the sale of substantially all the assets of our Speech Solutions Business for $18.5 million in cash ($1.5 million of this amount was held in escrow until March 2004). Losses from discontinued operations in 2002 and prior years had been recorded under the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets.” In the fourth quarter of 2003, we recognized additional consideration of approximately $1.3 million for an earn-out payment based on the achievement of certain 2003 revenue-based milestones associated with this business. The cash payment associated with the earn-out was $1.1 million and was received in February 2004. In addition, in March 2004, we received the balance of $1.5 million that had been held in escrow from the sale of this business since July 2002. In the third quarter of 2004, we recognized income from discontinued operations of $1.9 million resulting from the expiration of certain contingent obligations.

(5) Accrued Expenses

Accrued expenses at December 31, consist of the following:

	2005	2004
	(In thousands)
Termination fees and circuit costs	$20,824	$8,926
Payroll and related costs	665	462
Professional services	513	372
Restructuring costs (current portion)	475	559
Customer deposits	235	250
Interest	—	226
Accrued other	1,767	1,391
Total accrued expenses	$24,479	$12,186

(6) Restructuring Costs

During 2002, we announced restructuring plans to better align our organization with our corporate strategy and recorded a charge of to our Statements of Operations in that year in accordance with the criteria set forth in EITF 94-3 and SEC Staff Accounting Bulletin 100. The restructuring included the write-off of property and equipment, contractual obligations relating to vacant certain leased facilities and a reduction in our workforce resulting in employee severance costs.

At December 31, 2005, accrued restructuring costs of $1.4 million consisted of costs accrued for leased facility obligations, net of certain future sublease assumptions. In the years ended December 31, 2005 and 2004, we took an additional charge of $218,000 and $165,000, respectively, as a result of a change in estimates relating to our future sublease assumptions.

iBasis, Inc.
Notes to Consolidated Financial Statements (Continued)

(6) Restructuring Costs (Continued)

A summary of accrued restructuring costs is as follows:

	Property and Equipment	Contractual Obligations Relating to Vacant Facilities	Employee Severance Costs	Total
	(In thousands)
Original charge	$2,427	$2,794	$750	$5,971
Less: write-off of property and equipment	2,427	—	—	2,427
Less: cash payments	—	743	725	1,468
Balance, December 31, 2003	—	2,051	25	2,076
Change in estimates	—	165	—	165
Less: cash payments, net of sublease income	—	525	25	550
Balance, December 31, 2004	—	1,691	—	1,691
Change in estimates	—	218	—	218
Less: cash payments	—	518	—	518
Balance, December 31, 2005	$—	$1,391	$—	$1,391

At December 31, 2005 and 2004, the current portion of accrued restructuring costs were $475,000 and $559,000 and the long-term portion of accrued restructuring costs were $916,000 and $1,132,000, respectively

(7) Deferred Revenue

A summary of our deferred revenue activity is as follows:

(In thousands)
Balance at January 1, 2004	$417
Revenue deferred	44,240
Revenue recognized	(38,354)
Balance at December 31, 2004	6,303
Revenue deferred	76,105
Revenue recognized	(72,891)
Balance at December 31, 2005	$9,517

Deferred revenue consists of billings to our distributors for prepaid calling cards and purchases of our Pingo prepaid calling services, for which revenue is recognized when minute usage and service charges occur.

(8) Income Taxes

No provision or benefit for federal or state income taxes has been recorded, as we have incurred net operating losses for all periods presented and it is more likely than not that the tax benefit of such losses will not be realized. As of December 31, 2005, we had net operating loss carryforwards of approximately $313 million, and tax credit carryforwards of approximately $1 million, available to reduce future federal and state income taxes, if any. If not utilized, these carryforwards expire between 2020 and 2025. If substantial changes in our ownership should occur, as defined by Section 382 of the Internal Revenue Code (the “Code”), there could be annual limitations on the amount of carryforwards which can be

iBasis, Inc.
Notes to Consolidated Financial Statements (Continued)

(8) Income Taxes (Continued)

realized in future periods. The Company has completed multiple convertible debt and equity financings and an acquisition since its inception and an ownership change, as defined under the Code, may have occurred.

The approximate income tax effects of temporary differences and carryforwards are as follows:

	December 31,
	2005	2004
	(in thousands)
Net operating loss and tax credit carryforwards	$123,898	$97,616
Accruals	1,015	956
Depreciation	—	8,280
Accounts receivable	1,003	1,120
Capital loss carry-forward	2,000	1,700
Total deferred tax assets	127,916	109,672
Valuation allowance	(127,916)	(109,672)
	$—	$—

The major components of the changes in our temporary differences and carryforwards are as follows:

	2005	2004	2003
	(in thousands)
Net operating loss carryforwards	$(26,282)	$(14,028)	$(11,667)
Deferred tax items	8,038	(189)	(20,888)
Valuation allowance	18,244	14,217	32,555
	$—	$—	$—

We have recorded a 100% valuation allowance against the net deferred tax asset as of December 31, 2005 and 2004, as we have determined that it is more likely than not that such assets will not be realized. We had income tax expense of $93,000, $50,000, and $157,000 related to taxes on earnings of our foreign subsidiaries in 2005, 2004 and 2003, respectively.

A reconciliation between the statutory federal income tax rate and our effective tax rate for the years ended December 31, is as follows:

	2005	2004	2003
	(in thousands)
Statutory federal income tax (benefit)	$(554)	$(6,771)	$(3,773)
State taxes, net of federal benefit	(79)	(967)	(755)
Valuation allowance	633	7,738	4,528
Foreign income taxes	93	50	157
Tax expense	$93	$50	$157

On October 22, 2004, the American Jobs Creation Act of 2004 (the “Act”) was signed into law. The Act contains a one-time foreign dividend repatriation provision, which provides for a special deduction with respect to certain qualifying dividends from foreign subsidiaries for a limited period. The deduction is subject to a number of limitations and uncertainty remains as to the interpretation of numerous provisions in the Act. We have no plans to repatriate any earnings of our foreign subsidiaries under the foreign dividend repatriation provisions of the Act.

iBasis, Inc.
Notes to Consolidated Financial Statements (Continued)

(9) Long-Term Debt

Long-term debt consists of the following as of December 31:

	2005	2004
	(In thousands)
Capital lease obligations	$3,814	$1,869
6¾% Convertible Subordinated Notes due June 2009	—	35,944
8% Secured Convertible Notes due June 2007	—	29,000
5¾% Convertible Subordinated Notes due March 2005	—	895
Total	3,814	67,708
Less: Current portion	1,598	1,775
	$2,216	$65,933

(a) Convertible Notes

From mid-August 2005 through early September 2005, all of our remaining $32,599,000 of 6¾% Convertible Subordinated Notes due June 2009 were converted to 17.6 million shares of our common stock at the stated conversion price of $1.85 per share. In mid-August 2005, we announced our intention to redeem all of these outstanding notes for cash at the face value of the notes, plus accrued interest, with a planned redemption date of September 6, 2005. Prior to the redemption date, all of the holders elected to convert their notes to common stock at the stated conversion price of $1.85 per share. We were not required to pay any accrued interest upon conversion of these notes.

In July 2005, we negotiated the early conversion of the remaining $19,900,000 of our 8% Secured Convertible Notes due June 2007 into 10.8 million shares of common stock at the stated conversion price of $1.85 per share. We paid a total premium of $1,194,000 in cash to the noteholders to encourage the early conversion of these notes. In addition, transactions costs associated with this early conversion were $0.1 million and consisted primarily of investment banking fees.

In June 2005, we negotiated (i) the early conversion of $9,100,000 of our 8% Secured Convertible Notes due June 2007 into 4.9 million shares of common stock at the stated conversion price of $1.85 per common share and (ii) the  early conversion of  $2,000,000 of our 6¾% Convertible Subordinated Notes due June 2009 into 1.1 million shares of common stock at the stated conversion price of $1.85 per common share.  We paid a total of $661,000 in premiums to the noteholders to encourage the early conversion of these notes, of which $546,000 was paid in cash and the remaining amount was paid in the form of 43,736 shares of the Company’s common stock that had a fair value of $115,000.  In addition, $1,150,000 of our 6¾% Convertible Subordinated Notes due June 2009 voluntarily converted into 0.6 million shares of common stock at the conversion price of $1.85 per share. In total, $12,250,000 of notes were converted into 6.6 million shares of common stock.

In the first quarter of 2005, holders of $0.2 million of 6¾% Convertible Subordinated Notes due June 2009 voluntarily converted their notes into 0.1 million shares of common stock at the conversion price of $1.85 per share.  In March 2005, we redeemed the remaining $895,000 of our outstanding 5¾% Convertible Subordinated Notes for cash on the maturity date of these notes.

(b) Bank Line of Credit

In January 2005, we amended and extended our revolving line of credit with our bank. The new $15.0 million revolving line of credit has a two-year term, bears interest at the bank’s prime rate plus 1/2%

iBasis, Inc.
Notes to Consolidated Financial Statements (Continued)

(9) Long-Term Debt (Continued)

and is collateralized by substantially all of our assets. Borrowings under the line may also be used for letters of credit and foreign exchange contracts and are no longer on a borrowing formula. The new revolving line of credit requires us to comply with various non-financial and financial covenants, including minimum profitability and liquidity and requires us to maintain a minimum cash balance of $15.0 million with the bank, or be subject to certain additional fees. At December 31, 2005, we had no borrowings under this agreement. Our previous $15.0 million revolving line of credit, which commenced in December 2003, bore interest at the bank’s prime rate plus 1%, matured on January 5, 2005 and was also collateralized by substantially all of our assets. Borrowings under this previous revolving line of credit were on a formula basis and were limited to eligible accounts receivable. At December 31, 2004, we had no borrowings under our previous revolving line of credit. At December 31, 2005 and 2004, we had $2.4 million and  $3.0 million in letters of credit outstanding, respectively.

In June 2004, we completed a refinancing of our outstanding debt obligations. As part of the refinancing, we completed an exchange offer, pursuant to which $37.3 million of our 5¾% Convertible Subordinated Notes due March 2005, representing approximately 98% of the total amount outstanding, were tendered for the same principal amount of new 6¾% Convertible Subordinated Notes due June 2009. Approximately $0.9 million of the 5¾% Convertible Subordinated Notes due March 2005 remained outstanding after the exchange offer. Simultaneously with the exchange offer, we prepaid all $25.2 million of our 11½%  Senior Secured Notes due January 2005 for cash equal to the principal amount plus accrued but unpaid interest and the issuance of warrants exercisable for an aggregate of 5,176,065 shares of our common stock at $1.85 per share, which had a fair value of $2.1 million. We issued $29.0 million of new 8% Secured Convertible Notes due June 2007, of which $25.2 million was used to prepay the 11½% Senior Secured Notes due January 2005. The 6¾% Convertible Subordinated Notes due June 2009 and the 8% Secured Convertible Notes due June 2007 were convertible into shares of common stock at $1.85 per share. During the second half of 2004, holders of $1.3 million of 6¾% Convertible Subordinated Notes due June 2009 voluntarily converted their notes into 0.7 million shares of common stock at the conversion price of $1.85 per share.

(c) Capital Lease Obligations

During 2005 and 2004, we entered into capital lease agreements to finance $3.2 million and $1.8 million in equipment purchases for The iBasis Network, respectively. The capital lease agreements primarily have a term of three years.

Gains on Exchanges and Repurchases of  5¾% Convertible Subordinated Notes—During 2003, we entered into agreements with principal holders of our 5 ¾% Convertible Subordinated Notes which resulted in the retirement of $50.4 million of such notes in exchange for new debt instruments at 50% of the face value of the retired Notes. Under the terms of the agreement, the holders of the retired Notes received $25.2 million of new, 11½% Senior Secured Notes and warrants to purchase 4..9 million shares of our common stock. Each warrant has an initial exercise price of $0.65 per share and is exercisable over a five-year term. The 11½% Senior Secured Notes were scheduled to mature on January 15, 2005 and shared in a second priority lien on our assets and were subordinated to our revolving line of credit with our bank.

In accordance with SFAS No. 15, “Accounting by Debtors and Creditors Regarding Troubled Debt Restructuring,” we recorded a gain on the exchange of debt of approximately $16.6 million during the year ended December 31, 2003. SFAS No. 15 requires that the gain on the exchange be recorded net of the accrual for future interest payments on the 11½% Senior Secured Notes, the fair value of the warrants issued, the reduction of the net book value of the deferred financing costs originally capitalized with the

iBasis, Inc.
Notes to Consolidated Financial Statements (Continued)

(9) Long-Term Debt (Continued)

issuance of our 5¾% Convertible Subordinated Notes and any other fees or costs. The fair value of $1,375,000 of the detachable warrants was estimated utilizing a valuation method similar to the Black-Scholes model. Assumptions utilized within the pricing model included a) a useful life of 5 years; b) volatility of 46%; c) no dividends; and d) a discount rate of 3%. While our future cash flows relating to interest payments will not be affected by the exchange, our future Statement of Operations will show, as required, a reduction of interest expense due to the accrual of the future interest payments on the 11½% Senior Secured Notes within the gain.

The gain recognized in 2003 was calculated as follows:

(In thousands)
Face value of surrendered 5 ¾% Convertible Subordinated Notes	$50,350
Less: Face value of issued 11½% Senior Secured Notes	(25,175)
Future interest payments on 11½% Senior Secured Notes	(5,527)
Fair value of warrants issued	(1,375)
Reduction of deferred debt financing costs	(723)
Professional fees	(935)
Gain	$16,615

Scheduled maturities of capital lease obligations as of December 31, 2005 are as follows:

Year	(in thousands)
2006	$1,866
2007	1,604
2008	795
2009	—
2010	—
Thereafter	—
Total future minimum payments	4,265
Less: Amounts representing interest	451
Present value of minimum repayments	3,814
Less: Current portion	1,598
Long-term portion	$2,216

iBasis, Inc.
Notes to Consolidated Financial Statements (Continued)

(10) Commitments and Contingencies

Operating Leases   We lease our administrative and operating facilities and certain equipment under non-cancelable operating leases, which expire at various dates through 2011. The future approximate minimum lease payments under such operating leases consist of the following:

Year	(in thousands)
2006	$2,669
2007	2,136
2008	1,834
2009	1,514
2010	629
Thereafter	—
Total future minimum lease payments	$8,782

Total rent expense included in the consolidated statements of operations was $2,954,000, $3,818,000, and $3,669,000 for the years ended December 31, 2005, 2004, and 2003, respectively.

Litigation—In addition to litigation that we have initiated or responded to in the ordinary course of business, we are currently party to the following potentially material legal proceedings:

Beginning July 11, 2001, we were served with several class action complaints that were filed in the United States District Court for the Southern District of New York against us and several of our officers, directors, and former officers and directors, as well as against the investment banking firms that underwrote our November 10, 1999 initial public offering of  common stock and our March 9, 2000 secondary offering of common stock. The complaints were filed on behalf of persons who purchased our common stock during different time periods, all beginning on or after November 10, 1999 and ending on or before December 6, 2000.

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

On June 11, 2004, we and the individual defendants, as well as many other issuers named as defendants in the class action proceeding, entered into an agreement-in-principle to settle this matter, and on June 14, 2004, this settlement was presented to the court. The district court granted a preliminary approval of the issuers’ settlement on February 15, 2005, subject to certain modifications to the proposed bar order, to which plaintiffs and issuers agreed. On August 31, 2005, the court issued a preliminary order further approving the modifications to the settlement and certifying the settlement classes. The court appointed Garden City Group as the notice administrator for the settlement and ordered that notice of the settlement be distributed to all settlement class members beginning on November 15, 2005 and completed by January 15, 2006. The deadline for filing objections to the settlement is March 24, 2006, and the fairness hearing has been set for April 26, 2006. Although we believe that we and the individual defendants have meritorious defenses to the claims made in the complaints, in deciding to pursue settlement, we

iBasis, Inc.
Notes to Consolidated Financial Statements (Continued)

(10) Commitments and Contingencies (Continued)

considered, among other factors, the substantial costs and the diversion of our management’s attention and resources that would be required by litigation.

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

iBasis, Inc.
Notes to Consolidated Financial Statements (Continued)

(11) Stockholders’ Equity (Deficit)

(a) Authorized Capital Stock   We have authorized for issuance 170,000,000 shares of common stock, $0.001 par value per share (“Common Stock”) and 15,000,000 shares of preferred stock, $0.001 par value per share (“Preferred Stock”).

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

(b) Reverse Stock Split   In February 2006, we announced our intention to seek shareholder approval to authorize our Board of Directors to implement a reverse stock split based on a range of possible exchange ratios.

(c) Treasury Stock   In October 2005, we announced a program to repurchase up to $5.0 million of our common stock. The stock repurchases under this program may be made over the next year through open market and privately negotiated transactions at times and in such amounts as we deem appropriate.  The stock repurchase program may be limited or terminated at any point in time. During the fourth quarter of 2005, we repurchased 983,050 shares of Common Stock at a total cost of $1,865,000. In February 2006, we expanded our stock repurchase program to allow for the repurchase of up to a total of $15.0 million. Through March 10, 2006, we had repurchased an additional 1,131,300 shares of Common Stock in 2006 at a total cost of $2,268,000, leaving $10,867,000 remaining for repurchases under this program.

In addition, during 2005, we reissued 43,736 shares from our treasury stock as partial payment of our debt conversion premium.

(d) Stock Incentive Plan   Our 1997 Stock Incentive Plan (the “Plan”) provides for the granting of restricted stock awards and incentive stock options (“ISOs”) and nonqualified options to purchase shares of Common Stock to key employees, directors and consultants. Under the terms of the Plan, the exercise price of options granted shall be determined by the Board of Directors and for ISOs shall not be less than fair market value of our Common Stock on the date of grant. Options vest quarterly in equal installments over two to four years, provided that no options shall vest during the employees’ first year of employment. The expiration date of each stock option shall be determined by the Board of Directors, but shall not exceed 10 years from the date of grant. At our May 2005 annual meeting, our stockholders approved an additional 5.0 million shares of Common Stock to be granted under the Plan.

iBasis, Inc.
Notes to Consolidated Financial Statements (Continued)

(11) Stockholders’ Equity (Deficit) (Continued)

The following table summarizes the option activity for the years ended December 31, 2005, 2004 and 2003:

	Number of Shares	Exercise Price Per Share	Weighted Average Exercise Price
	(In thousands)
Outstanding, January 1, 2003	2,257	$0.25-$28.75	$2.02
Granted	4,710	0.38-1.54	1.02
Exercised	(128)	0.86-1.57	1.39
Forfeited	(507)	0.25-14.81	1.86
Outstanding, December 31, 2003	6,332	0.25-28.75	1.35
Granted	1,327	1.17-2.42	1.87
Exercised	(508)	0.25-2.16	0.90
Forfeited	(582)	0.25-14.81	1.23
Outstanding, December 31, 2004	6,569	0.25-28.75	1.51
Granted	298	1.91-2.57	2.27
Exercised	(238)	0.37-2.16	1.03
Forfeited	(324)	0.38-14.82	2.02
Outstanding, December 31, 2005	6,305	$0.25-$28.75	$1.54
Exercisable, December 31, 2005	4,279	$0.25-$28.75	$1.59
Exercisable, December 31, 2004	3,269	$0.25-$28.75	$1.73
Exercisable, December 31, 2003	2,216	$0.25-$28.75	$1.90

The following table summarizes information relating to currently outstanding and exercisable stock options as of December 31, 2005:

		Outstanding		Exercisable
Range of Exercise Prices	Outstanding Options	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Options Outstanding	Weighted Average Exercise Price
	(In thousands)			(in thousands)
$0.25-$0.69	211	6.02	$0.56	193	$0.57
0.72	730	5.87	$0.72	730	$0.72
0.88-1.10	2,272	7.26	$0.92	1,288	$0.93
1.17-1.88	2,271	8.01	$1.50	1,555	$1.36
2.12-3.10	508	8.33	$2.42	200	$2.58
3.71-5.00	220	4.13	$4.55	220	$4.55
11.00-13.50	47	4.37	$13.39	47	$13.39
$14.81-$28.75	46	4.42	$15.29	46	$15.29
	6,305	7.26	$1.54	4,279	$1.59

At December 31, 2005, options to purchase 5.4 million shares of Common Stock were available for future grants under the Plan.

(e) Stock Option Exchange Program   In December 2002 we announced an offer to exchange outstanding employee stock options in return for new stock options to be granted by us. In exchange for existing options, each option holder received a commitment to receive new options to be issued exercisable for the

iBasis, Inc.
Notes to Consolidated Financial Statements (Continued)

(11) Stockholders’ Equity (Deficit) (Continued)

same number of shares of common stock tendered by the option holder and accepted for exchange. A total of 1,786,950 options were accepted for exchange under the exchange offers and, accordingly, were canceled in 2002. The new option grants were granted in the second quarter of 2003 at $1.24 per share, more than six months and one day from the date on which each exchange offer terminated and vest quarterly over a two-year period.

(f) Warrants   As described in Note 9, we issued 5,176,065 warrant shares in connection with our debt refinancing in June 2004 (“2004 Warrant”). The 2004 Warrant shares were issued to the holders of our 11½% Senior Secured Notes for the right to prepay the notes. Each 2004 Warrant share is exercisable into our common stock on a one-to-one basis at an exercise price of $1.85 per share and is exercisable over a five-year term. The fair value of $2.1 million of the 2004 Warrant was charged to results of operations as additional interest associated with our debt refinancing.

In 2003, we issued 4,915,416 warrant shares in connection with the exchange of our 5¾% Convertible Subordinated Notes for the 11½% Senior Secured Notes (“2003 Warrant”). Each 2003 Warrant share is exercisable into our common stock on a one-to-one basis at an exercise price of $0.65 per warrant share and are exercisable over a five-year term. The warrant had a fair value of $1.4 million and was charged to the gain on the debt exchanges in 2003. In connection with our private equity placement in September 2004, we issued a warrant for 1,732,500 shares in partial payment of investment banking services. This warrant has an exercise price of $2.10 per share, is exercisable over a five-year term and had a fair value of $2.8 million. The fair value of this warrant was charged to stockholders’ deficit as a non-cash transaction cost of the private equity placement. During the year ended December 31, 2005, 2004 Warrants totaling 800,000 shares were exercised for $1.5 million in cash; 2003 Warrants totaling 1,400,000 shares were exercised for $0.9 million in cash and warrants totaling 15,000 shares issued for investment banking services were exercised for $32,000 in cash. During the year ended December 31, 2004, 2003 Warrants totaling 2,249,316 shares were exercised for $1.5 million in cash.

In December 2002, in conjunction with the initiation of our bank credit lines, we issued a warrant to the bank for the purchase of 337,500 shares of our common stock at an exercise price of $0.337 per share. In 2004, the bank exercised its warrant in full on a net issue basis, and received 272,876 shares of our common stock. As a result of the bank exercising its warrant on a net issue basis, no cash was received by us.

At December 31, 2005 and 2004, outstanding warrants were:

	2005	2004
	(In thousands)
2004 Warrant	4,376	5,176
2003 Warrant	1,266	2,666
Warrant issued for investment banking services	1,718	1,733
Total warrants outstanding	7,360	9,575

iBasis, Inc.
Notes to Consolidated Financial Statements (Continued)

(12) Valuation and Qualifying Accounts

The allowance for doubtful accounts reflects our best estimate of probable losses inherent in the account receivable balance. We determine the allowance based on known troubled accounts, historical experience, and other currently available evidence. Activity in the allowance for doubtful accounts is as follows:

Year Ended December 31,	Balance at Beginning of Year	Charged to costs and expenses	Write-offs and other	Recovery of previously reserved balance	Balance at End of Year
	(In thousands)
2003	$7,833	800	(1,236)	(4,269)	$3,128
2004	$3,128	250	13	—	$3,391
2005	$3,391	850	(1,734)	—	$2,507

(13)  Summary of Quarterly Information (Unaudited)

Quarterly financial information for 2005 and 2004 is as follows:

2005	First Quarter	Second Quarter(1)	Third Quarter(2)	Fourth Quarter	Total Year
	(In thousands, except per share amounts)
Net revenue	$88,672	$94,581	$94,644	$107,588	$385,485
Total costs and operating expenses	87,193	93,338	95,002	106,805	382,338
Income (loss) from operations	1,479	1,243	(358)	783	3,147
Net (loss) income	$190	$(767)	$(1,720)	$621	$(1,676)
Net income (loss) per share:
Basic	$0.00	$(0.01)	$(0.02)	$0.01	$(0.02)
Diluted	$0.00	$(0.01)	$(0.02)	$0.01	$(0.02)

2004	First Quarter(3)	Second Quarter(4)	Third Quarter(5)	Fourth Quarter	Total Year
	(In thousands, except per share amounts)
Net revenue	$57,008	$61,175	$70,359	$75,136	$263,678
Total costs and operating expenses	60,791	63,687	71,773	75,258	271,509
Loss from operations	(3,783)	(2,512)	(1,414)	(122)	(7,831)
Loss from continuing operations	(9,342)	(5,913)	(2,896)	(1,246)	(19,397)
Income from discontinued operations	—	—	1,861	—	1,861
Net loss	$(9,342)	$(5,913)	$(1,035)	$(1,246)	$(17,536)
Basic and diluted net loss per share:
Loss from continuing operations	$(0.21)	$(0.13)	$(0.06)	$(0.02)	$(0.38)
Income from discontinued operations	—	—	0.04	—	0.03
Net loss	$(0.21)	$(0.13)	$(0.02)	$(0.02)	$(0.35)

(1)          Net loss includes $0.7 million in debt conversion premiums and transaction costs

(2)          Net loss includes $1.3 million in debt conversion premiums and transactions costs

(3)          Loss from continuing operations includes $5.0 million charge for loss on long-term non-marketable security.

(4)          Loss from continuing operations includes $2.4 million in debt refinancing related charges

(5)          Loss from continuing operations includes $0.2 million in debt refinancing related charges

Item 9A.                Controls and Procedures

Evaluation of disclosure controls and procedures

As of December 31, 2005, we carried out an evaluation, under the supervision and with the participation of our management, including the our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our management, including our Chief Executive Officer and the Chief Financial Officer, concluded that our disclosure controls and procedures are effective.

Management’s Report on Internal Control Over Financial Reporting

We are responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of our financial reporting and preparation of our financial statements for external purposes in accordance with generally accepted accounting principles in the United States. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based upon that evaluation, management has concluded that our internal control over financial reporting was effective on December 31, 2005.

Our assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, and has issued an attestation on management’s assertion of our internal control over financial reporting, each as stated Deloitte & Touche’s report which appears on page 69.

Due to inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that compliance with the policies or procedures may deteriorate.

Changes in internal controls

During the quarter ended December 31, 2005, there have not been any changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
iBasis, Inc.
Burlington, MA

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that iBasis, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2005 of the Company and our report dated March 15, 2006, expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP

Boston, Massachusetts
March 15, 2006

Item 9B.               Other Information

None

PART III

Item 10.                 Directors and Executive Officers of the Registrant

Information required by Part III, Item 10, regarding iBasis’ directors may be found in iBasis’ Proxy Statement relating to iBasis’ annual meeting of stockholders to be held on May 2, 2006, and is incorporated herein by reference. Information relating to compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, may be found in the Proxy Statement and is incorporated herein by reference.

We have adopted a code of ethics that applies to each officer, employee and member of our Board of Directors. This code of ethics is available on our website at www.ibasis.com.

Item 11.                 Executive Compensation

On March 15, 2006, the Compensation Committee and the Board of Directors, based on recommendations from the Compensation Committee, established the following 2006 fiscal year base salaries for the following named executive officers: Mr. Ofer Gneezy, Chief Executive Officer, $208,000; Dr. Gordon VanderBrug, Executive Vice President, $187,000; Mr. Richard Tennant, Chief Financial Officer and Senior Vice President Finance and Administration, $185,000; Mr. Dan Powdermaker, Senior Vice President, Worldwide Sales, $154,500; Mr. Paul Floyd, Senior Vice President of Research & Development, Engineering and Operations, $185,000; and Mr. Tim Enright, Senior Vice President, Retail, $180,000.

The Compensation Committee and the Board of Directors also established an executive bonus plan (“Bonus Plan”) with awards that may be earned for fiscal year 2006. The establishment of the Bonus Plan involved setting the target amounts of such bonuses and certain of the Corporation-wide, business unit and individual goals upon which the bonuses will be paid. The actual bonus payments under such awards may, at the discretion of the Compensation Committee, be less than or greater than the target amounts, depending on the Corporation’s business performance, and performance of individuals, regardless of whether the goals upon which such bonuses are based are achieved. Mr. Ofer Gneezy, Dr. Gordon VanderBrug, Mr. Richard Tennant, Mr. Paul Floyd, and Mr. Tim Enright, will be eligible to receive a year-end discretionary bonus of up to $400,000, $360,000, $200,000, and $90,000, respectively. Mr. Dan Powdermaker will be eligible to receive a year-end discretionary bonus of up to $81,000 plus sales commissions of up to $81,000.

Information required by Part III, Item 11, may be found in iBasis’ Proxy Statement relating to iBasis’ annual meeting of stockholders to be held on May 2, 2006, and is incorporated herein by reference.

Item 12.                 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by Part III, Item 12, may be found in iBasis’ Proxy Statement relating to iBasis’ annual meeting of stockholders to be held on May 2, 2006, and is incorporated herein by reference.

Item 13.                 Certain Relationships and Related Transactions

Information required by Part III, Item 13, may be found in iBasis’ Proxy Statement relating to iBasis’ annual meeting of stockholders to be held on May 2, 2006, and is incorporated herein by reference.

Item 14.                 Principal Accounting Fees and Services

Information relating to fees paid to the Company’s independent auditors and certain related matters is set forth under the caption “Deloitte & Touche LLP Fees and Services” in the Proxy Statement and is incorporated by reference.

PART IV

Item 15.                 Exhibits,  Financial Statements and Schedules

(A) List of Documents Filed as a Part of This Annual Report:

(1) Financial Statements:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Stockholders’ Equity (Deficit)

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

(2) Index to Financial Statements Schedules:   All financial statement schedules have been omitted because the required information is included in our consolidated financial statements, or the related notes, or is not applicable.

(3) Index to Exhibits:

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference from Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 (file no. 333-96535)).
3.2	Amended and Restated By-Laws of the Registrant (incorporated by reference from Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1 (file no. 333-96535)).
10.1

Lease, dated January 8, 1999, as amended, between the Registrant and Rodger P. Nordblum and Peter C. Nordblum as Trustees of Northwest Associates under Declaration of Trust dated December 9, 1971 with respect to property located at 20 Second Avenue, Burlington, Massachusetts (incorporated by reference from Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1 (file no. 333-85545)).

10.2

Lease, dated as of August 7, 1998, between the Registrant and 111 Eighth Avenue LLC, relating to property located at 111 Eighth Avenue, New York, New York (incorporated by reference from Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1 (file no. 333-85545)).

10.3

Lease, dated December 11, 1998 between the Registrant and Downtown Properties L.L.C., with respect to property located at 611 Wilshire Boulevard, Los Angeles, California (incorporated by reference from Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1 (file no. 333-85545)).

10.7	1997 Stock Incentive Plan of the Registrant (incorporated by reference from Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1 (file no. 333-85545).
10.8

Employment Agreement between the Registrant and Ofer Gneezy, dated as of August 11, 1997 (incorporated by reference from Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1 (file no. 333-85545)).

10.9

Employment Agreement between the Registrant and Gordon J. VanderBrug, dated as of August 11, 1997. (incorporated by reference from Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1 (file no. 333-85545)).

10.13

First Amended and Restated Registration Rights Agreement, dated as of July 12, 1999, among the Registrant and the holders of the capital stock of the Registrant who become parties thereto (incorporated by reference from Exhibit 10.17 to the Registrant’s Registration Statement on Form S-1 (file no. 333- 85545)).

10.20

Lease, dated October 22, 1999, between the Registrant and Roger P. Nordblom and Peter C. Nordblom, as Trustees of N.W. Building 1 Associates under Declaration of Trust dated November 11, 1984 and filed with the Middlesex South Registry District of the Land Court as Document Number 674807 with respect to property located at 10 Second Avenue, Burlington, Massachusetts (incorporated by reference from Exhibit 10.28 to the Registrant’s Registration Statement on Form S-1 (file no. 333-96535)).

10.22

Offer Letter between the Registrant and Richard Tennant, dated as of September 17, 2001 and Employment Agreement, dated as of September 20, 2001 (incorporated by reference from Exhibit 10.30 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001 (file no. 000-27127)).

10.23

Offer Letter between the Registrant and Paul Floyd, dated as of April 2, 2001 and Proprietary Information and Inventions Agreement dated April 12, 2001 (incorporated by reference from Exhibit 10.31 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001 (file no. 000-27127)).

10.27

Warrant and Registration Rights Agreement, dated January 29, 2003, by and among iBasis, Inc. and U.S. Bank National Association, as Collateral Agent (incorporated by reference from Exhibit 4.3 to the Registrant’s Current Report on Form 8-K dated January 30, 2003 (file no. 000-27127)).

10.55

Amended and Restated Loan and Security Agreement dated December 29, 2003, evidenced by, among other documents, a certain Amended and Restated Loan and Security Agreement dated as of December 29, 2003 between iBasis, Inc. and Silicon Valley Bank (incorporated by reference from Exhibit 10.61 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003 (file no. 000-27127)).

10.58

Global Warrant Certificate, issued June 18, 2004, representing 5,176,065 shares of common stock (incorporated by reference from Exhibit 99.5 to the Registrant’s Current Report on Form 8-K dated June 29, 2004 (file no. 000-27127)).

10.70

Form of Common Stock Purchase Warrant issued by the Registrant pursuant to the terms of the Securities Purchase Agreement, dated as of September 24, 2004, by and among the Registrant and the Purchasers (as defined therein) to each of the Purchasers (incorporated by reference from Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated September 30, 2004 (file no. 000-27127)).

10.71

Common Stock Purchase Warrant issued by the Registrant to Tejas Securities Group, Inc. on September 24, 2004. (incorporated by reference from Exhibit 10.70 to the Registrant’s Amendment No. 1 on Form S-1 (file no. 33-119796), filed November 22, 2004.

10.72

Third Loan Modification Agreement, dated January 5, 2005, to the Amended and Restated Loan and Security Agreement dated December 29, 2003, evidenced by, among other documents, a certain Third Loan Modification Agreement, dated January 5, 2005 between iBasis, Inc. and Silicon Valley Bank, (incorporated by reference from Exhibit 10.72 to the Registrant’s Annual Report on Form 10-K for year ended December 31, 2004 (file no. 000-27127)).

10.73	Amended and Restated 1997 Stock Incentive Plan, amended March 2005 (incorporated by reference from Appendix A to the Registrant’s Proxy Statement dated April 13, 2005).
10.74

Letter Agreement, dated June 21, 2005, by and among the Registrant, JMG Triton Offshore Fund, Ltd. and JMG Capital Partners (incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated June 21, 2005 (file no. 000-27127)).

10.75	Offer Letter between the Registrant and Timothy P. Enright, dated as of December 13, 2005, and Employment Agreement dated December 19, 2005.
10.76	2006 Executive Officer Bonus Plan.
16.1

Amended letter of Arthur Andersen LLP regarding change in certifying accountant (incorporated by reference from Exhibit 16.1 to the Registrant’s Current Report on Form 8-K dated May 20, 2002 (file no .000-27127)).

21.1	Significant Subsidiaries of the Registrant.
23.1	Consent of Independent Registered Public Accounting Firm.
31.1	Certificate of iBasis, Inc. Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certificate of iBasis, Inc. Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certificate of iBasis, Inc Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certificate of iBasis, Inc Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(B) Material Contracts filed as Exhibits
10.75	Offer Letter between the Registrant and Timothy P. Enright, dated as of December 13, 2005, and Employment Agreement dated December 19, 2005.
10.76	2006 Executive Officer Compensation Plan.
23.1	Consent of Independent Registered Public Accounting Firm.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

iBASIS, INC.
	By:	/s/ OFER GNEEZY
Ofer Gneezy
President and Chief Executive Officer
March 15, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Name	Title	Date
/s/ OFER GNEEZY	President and Chief Executive Officer and Director	March 15, 2006
Ofer Gneezy	(Principal Executive Officer)
/s/ GORDON J. VANDERBRUG	Executive Vice President and Director	March 15, 2006
Gordon J. VanderBrug
/s/ RICHARD G. TENNANT	Senior Vice President, Finance and Chief Financial	March 15, 2006
Richard G. Tennant	Officer (Principal Financial and Accounting Officer)
/s/ ROBERT H. BRUMLEY	Director	March 15, 2006
Robert H. Brumley
/s/ CHARLES N. CORFIELD	Director	March 15, 2006
Charles N. Corfield
/s/ W. FRANK KING	Director	March 15, 2006
W. Frank King
/s/ DAVID LEE	Director	March 15, 2006
David Lee
/s/ CHARLES M. SKIBO	Director	March 15, 2006
Charles M. Skibo