Form 10-Q
period 2006-03-31
IBASIS INC
filed 2006-05-10
CIK 1091756

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number: 000—27127

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

As of April 30, 2006, there were 33,125,190 shares of the Registrant’s Common Stock, par value $0.001 per share, outstanding.

iBASIS, INC.
Index

Part I — Financial Information

Item 1. Financial Statements

iBasis, Inc.
Condensed Consolidated Balance Sheets
(unaudited)

	March 31, 2006	December 31, 2005
	(in thousands, except per share data)
Assets
Cash and cash equivalents	$27,856	$27,478
Short-term marketable investments	18,191	16,936
Accounts receivable, net of allowance for doubtful accounts of $2,807 and $2,507, respectively	52,067	47,641
Prepaid expenses and other current assets	3,489	2,676
Total current assets	101,603	94,731

Property and equipment, at cost:
Network equipment	50,550	53,434
Equipment under capital lease	4,917	4,917
Computer software	10,535	10,353
Leasehold improvements	6,984	6,697
Furniture and fixtures	1,050	1,049
	74,036	76,450
Less: Accumulated depreciation and amortization	(60,301)	(64,696)
Property and equipment, net	13,735	11,754

Other assets	330	323
Total assets	$115,668	$106,808
Liabilities and Stockholders’ Equity
Accounts payable	$33,213	$27,796
Accrued expenses	27,569	24,479
Deferred revenue	10,517	9,517
Current portion of long-term debt	1,629	1,598
Total current liabilities	72,928	63,390

Long term debt, net of current portion	1,798	2,216
Other long term liabilities	796	916

Stockholders’ equity (1):
Preferred stock, $0.001 par value, authorized — 15,000 shares; issued and outstanding — none	—	—
Common stock, $0.001 par value, authorized — 170,000 shares; issued — 34,179 and 34,112 shares, respectively	34	34
Treasury stock; 1,069 and 691, respectively, at cost	(4,358)	(2,091)
Additional paid-in capital	474,261	473,778
Accumulated other comprehensive loss	(16)	(17)
Accumulated deficit	(429,775)	(431,418)
Total stockholders’ equity	40,146	40,286
Total liabilities and stockholders’ equity	$115,668	$106,808

(1)             Reflects one-for-three reverse stock split effective May 2, 2006.

The accompanying notes are an integral part of these condensed consolidated financial statements.

iBasis, Inc.
Condensed Consolidated Statements of Operations
(unaudited)

	Three Months Ended March 31,
	2006	2005
	(in thousands, except per share data)
Net revenue	$110,779	$88,672
Costs and operating expenses:
Data communications and telecommunications (excluding depreciation and amortization)	96,462	76,301
Research and development (including stock-based compensation of $87 and $0)	3,240	3,132
Selling and marketing (including stock-based compensation of $77 and $0)	3,590	2,727
General and administrative (including stock-based compensation of $108 and $0)	4,521	3,313
Depreciation and amortization	1,566	1,720
Total cost and operating expenses	109,379	87,193

Income from operations	1,400	1,479

Interest income	412	210
Interest expense	(94)	(1,246)
Other expenses, net	(47)	(20)
Foreign exchange loss, net	(17)	(233)

Income before provision for income taxes	1,654	190

Provision for income taxes	11	—

Net income	$1,643	$190

Net income per share (1):
Basic	$0.05	$0.01
Diluted	$0.05	$0.01

Weighted average common shares outstanding (1):
Basic	33,257	21,661
Diluted	34,335	23,149

(1)             Reflects one-for-three reverse stock split effective May 2, 2006.

The accompanying notes are an integral part of these condensed consolidated financial statements.

iBasis, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended March 31,
	2006	2005
	(in thousands)
Cash flows from operating activities:
Net income	$1,643	$190
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,566	1,720
Amortization of deferred debt financing costs	—	12
Increase to allowance for doubtful accounts	300	100
Stock-based compensation	272	—
Changes in assets and liabilities:
Accounts receivable	(4,726)	(7,728)
Prepaid expenses and other current assets	(813)	(517)
Other assets	(7)	76
Accounts payable	2,975	1,484
Accrued expenses	3,090	7,898
Deferred revenue	1,000	1,069
Other long term liabilities	(120)	(71)
Net cash provided by operating activities	5,180	4,233

Cash flows from investing activities:
Purchases of property and equipment	(1,105)	(1,023)
Purchases of available-for-sale short-term marketable investments	(6,938)	(2,828)
Maturities of available-for-sale short-term marketable investment	5,683	1,825
Net cash used in investing activities	(2,360)	(2,026)

Cash flows from financing activities:
Repurchases of common stock	(2,267)
Payments of principal on capital lease obligations	(387)	(467)
Redemption of 5¾% Convertible Subordinated Notes	—	(895)
Proceeds from exercise of warrants	—	910
Proceeds from exercises of common stock options	211	36
Net cash used in financing activities	(2,443)	(416)
Effect of exchange rate changes on cash and cash equivalents	1	—
Net increase in cash and cash equivalents	378	1,791
Cash and cash equivalents, beginning of period	27,478	20,928
Cash and cash equivalents, end of period	$27,856	$22,719

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$94	$66

Supplemental disclosure of non-cash financing activities:
Purchases of property and equipment in accounts payable at end of period	$2,442	$—
Conversion of 6¾% Convertible Subordinated Notes to common stock	$—	$195
Equipment acquired under capital lease obligations	$—	$98

The accompanying notes are an integral part of these condensed consolidated financial statements.

iBasis, Inc.
Condensed Notes to Consolidated Financial Statements
(unaudited)

(1)  Business and Presentation

Business

We are a leading provider of international communications services and a provider of retail prepaid calling services. Our operations consist of our Voice-Over-Internet-Protocol (“VoIP”) trading business (“Trading”), in which we connect buyers and sellers of international telecommunications services, and our retail services business (“Retail”). In the Trading business we receive voice traffic from buyers — originating carriers who are interconnected to our network via VoIP or traditional time division multiplexing (“TDM”) connections, and we route the traffic over the Internet to sellers — local carriers in the destination countries with whom we have established agreements to manage the completion or termination of the call. We use proprietary, patent-pending technology to automate the selection of routes and termination partners based on a variety of performance, quality, and business metrics. We offer this Trading service on a wholesale basis to carriers, telephony resellers and other service providers worldwide. We have call termination agreements with local service providers in North America, Europe, Asia, the Middle East, Latin America, Africa and Australia. Our Retail business was launched in late 2003, with the introduction of our retail prepaid calling cards which are marketed through distributors primarily to ethnic communities within major metropolitan markets in the U.S. In late 2004, we launched a prepaid calling service, Pingo, offered directly to consumers through an eCommerce web interface, which we have included in our Retail business segment. Revenues from our Pingo services have not been material in any period to date.

Presentation

The unaudited condensed consolidated financial statements presented herein have been prepared by us and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair presentation. Interim results are not necessarily indicative of results for a full year.

The unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to those rules and regulations, but we believe that the disclosures are adequate to make the information presented not misleading. The condensed consolidated financial statements and notes included herein should be read in conjunction with the consolidated financial statements and notes in our Annual Report on Form 10-K for the year ended December 31, 2005.

 On May 2, 2006, we effected a one-for-three reverse stock split of our issued and outstanding shares of common stock. All share and per share amounts in these condensed consolidated financial statements and notes included herein have been adjusted to reflect the reverse stock split.

New Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board issued SFAS No. 154, Accounting Changes and Error Corrections (“SFAS No. 154”). SFAS No. 154 establishes new standards on accounting for changes in accounting principles. All such changes must be accounted for by retrospective application to the financial statements of prior periods unless it is impracticable to do so. We adopted SFAS No. 154 on January 1, 2006. SFAS 154 did not have a material effect on our results of operations, financial position or cash flows.

(2)  Net income per share

Basic net income per common share is determined by dividing net income by the weighted average common shares outstanding during the period. Diluted net income per share reflects the maximum dilution and is determined by dividing net income by weighted average common shares outstanding and the assumed exercise and share repurchase of dilutive stock options and warrants during the period. For the three months ended March 31, 2005, none of the shares issuable upon conversion of the 6¾% Subordinated Convertible Notes and 8% Senior Secured Notes were included in diluted net income per share as they were anti-dilutive for that period.

The following table summarizes common shares that have been excluded from the computation of diluted weighted average common shares for the periods presented:

	Three Months Ended March 31,
	2006	2005
	(in thousands)
Outstanding stock options	1,060	236
Shares issuable upon conversion of the 6¾% Convertible Subordinated Notes	—	6,441
Shares issuable upon conversion of the 8% Secured Convertible Notes	—	5,225
Total	1,060	11,902

(3)  Stock Based Compensation

We issue stock options as an equity incentive to employees, outside directors and non-employee contractors under our 1997 Stock Incentive Plan (the “1997 ISO Plan”).  The stock options we issue are for a fixed number of shares with an exercise price equal to the fair market value of our stock on the date of grant. The employee stock option grants typically vest quarterly in equal installments over four years, provided that no options shall vest during the employees’ first year of employment, and have a term of ten years.

Effective January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards 123R, “Share-Based Payment” (“SFAS 123R”), which require us to record compensation expense related to the fair value of our stock-based compensation awards. Prior to January 1, 2006, we accounted for our stock-based compensation in accordance with Accounting Principles Board (“APB”) Opinion 25, “Accounting for Stock Issued to Employees,” and related interpretations.

We elected to use the modified prospective transition method as permitted under SFAS 123R and, therefore, have not restated our financial results for the prior periods. Under this transition method, stock-based compensation expense for the three months ended March 31, 2006 includes compensation expense for all stock option awards granted prior to, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123. Stock-based compensation expense for all stock option awards granted subsequent to December 31, 2005 was based on the grant date fair value estimated in accordance with SFAS 123R. We recognize compensation expense for stock option awards granted subsequent to December 31, 2005 on a straight-line basis over the requisite service period of the award. Total stock-based compensation expense in the three months ended March 31, 2006 was $272,000. There was no stock-based compensation expense capitalized in the three months ended March 31, 2006.

No income tax benefit was realized from stock option exercises during the three months ended March 31, 2006 and 2005, respectively. In accordance with  SFAS 123R, we present excess tax benefits from the exercise of stock options, if any, as financing cash flows rather than operating cash flows.

The fair value of our stock option awards was estimated using the Black-Scholes model with the following weighted-average assumptions:

	Three Months Ended March 31,
	2006	2005
Risk free interest rate	4.50%	3.75%
Expected dividend yield	0.00%	0.00%
Expected life	6.25 years	5 years
Expected volatility	115%	129%
Fair value of options granted	$5.58	$5.91

The risk-free interest rate was based on the U.S. Treasury yield curve in effect at the time of grant. The expected dividend yield of zero is based on the fact that we have never paid cash dividends and we have no current intention to pay cash dividends. Our estimate of the expected life was determined using the simplified method allowed under SFAS 123R as our stock options qualify as “plain vanilla” options. Our estimate of expected volatility is based on the historical volatility of our common stock over the period which approximates the expected life of the options.

Prior to January 1, 2006, we accounted for stock-based compensation plans in accordance with the provisions of APB 25, as permitted by SFAS 123, and, accordingly, did not recognize compensation expense for the issuance of stock options with an exercise price equal to the market price at the date of grant. The following table illustrates the effect on net income and net income per share if we had applied the fair value recognition provisions of SFAS 123.

Three Months Ended
March 31, 2005
(In thousands, except per share amounts)
Net income, as reported	$190

Less: Total stock-based employee compensation expense determined under fair value based method for all awards	(580)

Net loss, pro forma	$(390)

Net income per share:
Basic, as reported	$0.01
Diluted, as reported	$0.01

Basic, pro forma	$(0.02)
Diluted, pro forma	$(0.02)

Stock Option Activity

The following table presents the activity for the 1997 ISO Plan for the three months ended March 31, 2006:

	Shares	Weighted Average Exercise Price
	(In thousands)
Outstanding at December 31, 2005	2,102	$4.62
Granted	494	6.42
Exercised	(67)	3.15
Forfeited	(23)	4.47
Outstanding at March 31, 2006	2,506	$5.01

Exercisable at March 31, 2006	1,419	$4.80

Available for future grants at March 31, 2006	1,317

The following table presents weighted average price and contract life information about significant option groups outstanding and exercisable at March 31, 2006:

	Outstanding			Exercisable
Range of Exercise Prices	Outstanding Options	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Options Outstanding	Weighted Average Exercise Price
	(In thousands)			(in thousands)
$0.75-$2.07	67	5.93	$1.68	63	$1.71
2.16	233	5.63	2.16	233	2.16
2.64 — 3.30	722	7.02	2.75	437	2.77
3.51 — 5.64	737	7.86	4.52	507	4.12
5.73 — 6.54	549	9.70	6.47	35	6.36
6.78 — 9.30	94	8.06	7.97	40	8.69
11.13 — 15.00	72	3.87	13.68	72	13.68
33.00 — 40.50	16	4.13	40.18	16	40.18
$44.43 — 86.25	16	4.17	45.88	16	45.88
	2,506	7.61	$5.01	1,419	$4.80

The aggregate intrinsic value of options outstanding as of March 31, 2006 was $5.8 million, which represents the amount option holders would have received had they exercised their options as of that date. The intrinsic value is the difference between our closing stock price on the last trading day of the three months ended March 31, 2006 and the stock option exercise price, times the number of stock option shares. The intrinsic value of options exercised during the three months ended March 31, 2006 was $0.2 million. The intrinsic value of options vested during the three months ended March 31, 2006 was $0.2 million.

The following table presents the non-vested shares for the Plan for the three months ended March 31, 2006:

Non-vested Stock Options	Shares	Weighted-Average Grant-Date Fair Value
	(in thousands)
Non-vested at December 31, 2005	674	$4.16
Granted	494	5.58
Vested	(67)	3.67
Forfeited	(14)	4.63
Non-vested at March 31, 2006	1,087	$4.83

As of March 31, 2006, unrecognized compensation expense related to the unvested portion of our stock options was $4.0 million and is expected to be recognized over a weighted-average period of approximately 3.0 years.

(4)  Short-term marketable investments

Our investments are classified as available-for-sale, carried at fair value and consist of securities that are readily convertible into cash, including government securities and commercial paper, with original maturities at the date of acquisition ranging from 90 days to one year.

Short-term marketable investments consist of:

	March 31, 2006		December 31, 2005
	(In thousands)
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Government securities	$2,562	$(2)	$5,402	$(7)
Commercial paper, corporate bonds and certificates of deposit	15,629	(15)	11,534	(10)
Total	$18,191	$(17)	$16,936	$(17)

The net unrealized loss of $17,000 as of March 31, 2006 on our short-term marketable investments in government securities, commercial paper, corporate bonds and certificates of deposit was caused by interest rate increases. Because we have the ability and intent to hold these investments until a recovery of fair value, which may be maturity, we do not consider these investments to be other-than-temporarily impaired at March 31, 2006 due to the short-term duration and insignificant severity of the impairment. As of March 31, 2006 and December 31, 2005, the unrealized loss on our short-term marketable securities is a component of total comprehensive loss.

(5)  Business Segment Information

Our Trading business consists of international long distance services we provide using VoIP. We offer these services on a wholesale basis through our worldwide network to carriers, telephony resellers and others around the world by operating through various service agreements with local service providers in North America, Europe, Asia, the Middle East, Latin America, Africa and Australia.

Our Retail business consists of our retail prepaid calling card services, and Pingo, a prepaid calling service sold to consumers through an eCommerce interface. To date, we have marketed our retail prepaid calling card services primarily to ethnic communities within major domestic markets through distributors. Launched in the third quarter of 2004, revenue from our Pingo services were not material for the three months ended March 31, 2006.

We use net revenue and gross profit, which is net revenue less data communications and telecommunications costs, as the basis for measuring profit or loss and making decisions on our Trading and Retail businesses. We do not allocate our research and development expenses, selling and marketing expenses, general and administrative expenses, and depreciation and amortization between Trading and Retail.

Operating results, excluding interest income and expense and other income and expense, for our two business segments are as follows:

	Three Months Ended March 31, 2006
	(In thousands)
	Trading	Retail	Total
Net revenue	$88,959	$21,820	$110,779
Data communications and telecommunication costs (excluding depreciation and amortization)	78,348	18,114	96,462
Gross profit	$10,611	$3,706	14,317

Research and development expenses			3,240
Selling and marketing expenses			3,590
General and administrative expenses			4,521
Depreciation and amortization			1,566
Income from operations			$1,400

	Three Months Ended March 31, 2005
	(In thousands)
	Trading	Retail	Total
Net revenue	$70,751	$17,921	$88,672
Data communications and telecommunication costs (excluding depreciation and amortization)	61,069	15,232	76,301
Gross profit	$9,682	$2,689	12,371

Research and development expenses			3,132
Selling and marketing expenses			2,727
General and administrative expenses			3,313
Depreciation and amortization			1,720
Income from operations			$1,479

	As of March 31, 2006
	(In thousands)
	Trading	Retail	Total
Segment assets	$43,077	$8,990	$52,067

Non-segment assets			63,601
Total assets			$115,668

	As of December 31, 2005
	(In thousands)
	Trading	Retail	Total
Segment assets	$38,574	$9,067	$47,641

Non-segment assets			59,167
Total assets			$106,808

(6)  Accrued Restructuring Costs

During 2002, we announced restructuring plans to better align our organization with our corporate strategy and recorded a charge to our Statements of Operations in that year in accordance with the criteria set forth in EITF 94-3 and SEC Staff Accounting Bulletin 100. The restructuring included the write-off of property and equipment, contractual obligations relating to certain vacant leased facilities and a reduction in our workforce resulting in employee severance costs.

At March 31, 2006, accrued restructuring costs of $1.3 million consisted of costs accrued for leased facilities obligations, net of certain future sublease assumptions. In the three months ended March 31, 2006, we took an additional charge of $0.1 million as a result of a change in estimate relating to our future sublease assumptions.

A summary of the accrued restructuring costs for the three months ended March 31, 2006 is as follows:

2002 Restructuring Charge:	Leased Facility Obligations
(In thousands)

Accrual as of December 31, 2005	$1,391
Payments	(126)
Change in estimates	72
Accrual as of March 31, 2006	$1,337

Current portion	$541
Long-term portion	796
Total	$1,337

(7)  Long-Term Debt

Long-term debt consists of the following:

	March 31, 2006	December 31, 2005
	(In thousands)
Capital lease obligations	3,427	3,814

Less-current portion	1,629	1,598

Long term debt, net of current portion	$1,798	$2,216

At March 31, 2006 and December 31, 2005, we had $2.5 million and $2.4 million, respectively, in letters of credit outstanding under our $15 million bank line of credit. We had no other borrowings outstanding under our bank line of credit at March 31, 2006 or December 31, 2005.

(8)  Contingencies

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

On June 11, 2004, we and the individual defendants, as well as many other issuers named as defendants in the class action proceeding, entered into an agreement-in-principle to settle this matter, and on June 14, 2004, this settlement was presented to the court. The district court granted a preliminary approval of the issuers’ settlement on February 15, 2005, subject to certain modifications to the proposed bar order, to which plaintiffs and issuers agreed. On August 31, 2005, the court issued a preliminary order further approving the modifications to the settlement and certifying the settlement classes. The court appointed Garden City Group as the notice administrator for the settlement and ordered that notice of the settlement be distributed to all settlement class members beginning on November 15, 2005 and completed by January 15, 2006. The deadline for filing objections to the settlement was March 24, 2006, and the fairness hearing was held on April 26, 2006. Although we believe that we and the individual defendants have meritorious defenses to the claims made in the complaints, in deciding to pursue settlement, we considered, among other factors, the substantial costs and the diversion of our management’s attention and resources that would be required by litigation.

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

(9)  Subsequent Event

At our Annual Meeting held on May 2, 2006, our shareholders approved an amendment to our certificate of incorporation to allow us to effect a reverse stock split of our common stock to increase our per-share market price for the purpose of achieving compliance with the listing requirements of the NASDAQ National Market. On May 3, 2006, we effected a one-for-three reverse stock split resulting in our issued and outstanding shares being reduced from approximately 99,375,000 shares to approximately 33,125,000 shares. As of that date, each three shares of our issued and outstanding shares of common stock was automatically combined, converted and changed into one share of our common stock and we began trading on the OTC Bulletin Board under a new stock symbol “IBSE”. In addition, we submitted our application to NASDAQ for the listing of our common stock on the NASDAQ National Market.

All shares of common stock and per share amounts have been adjusted to reflect the effect of the reverse stock split.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Form 10-Q, including without limitation Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 194, as amended (the “Exchange Act”). We intend the forward-looking statements to be covered by the safe harbor for forward-looking statements in such sections of the Exchange Act. These forward-looking statements include, without limitation, statements about our plan to relist on NASDAQ, anticipated revenue, earnings per share and capital expenditures, market opportunity, strategies, competition, expected activities, and investments as we pursue our business plan, and the adequacy of our available cash resources. These forward-looking statements are usually accompanied by words such as “believe,” “anticipate,” “plan,” “seek,” “expect,” “intend” and similar expressions. The forward-looking information is based on various factors and was derived using numerous assumptions.

Forward-looking statements necessarily involve risks and uncertainties, and our actual results could differ materially from those anticipated in the forward-looking statements due to a number of factors, including those set forth in Item 1A “Risk Factors” and elsewhere in this report. The factors set forth in Item 1A “Risk Factors” and other cautionary statements made in this Form 10-Q should be read and understood as being applicable to all related forward-looking statements wherever they appear herein. The forward-looking statements contained in this Form 10-Q represent our judgment as of March 31, 2006. We caution readers not to place undue reliance on such statements. Except as required by law, we undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

Overview

We are a leading provider of international communications services and a provider of retail prepaid calling services. Our continuing operations consist of our Voice-Over-Internet-Protocol (“VoIP”) trading business (“Trading”), in which we connect buyers and sellers of international telecommunications services, and our retail services business (“Retail”). In the Trading business we receive voice traffic from buyers-originating carriers who are interconnected to our network via VoIP or traditional time division multiplexing (“TDM”) connections, and we route the traffic over the Internet to sellers-local service providers and carriers in the destination countries with whom we have established agreements to manage the completion or termination of the call. We use proprietary, patent-pending technology to automate the selection of routes and termination partners based on a variety of performance, quality, and business metrics. We offer this Trading service on a wholesale basis to carriers, consumer VoIP companies, telephony resellers and other service providers worldwide. We have call termination agreements with local service providers in North America, Europe, Asia, the Middle East, Latin America, Africa and Australia.

Our Retail business was launched in late 2003, with the introduction of our retail prepaid calling cards that are marketed through distributors primarily to ethnic communities within major metropolitan markets in the U.S. Our retail prepaid calling card business leverages our existing international VoIP network and has the potential to deliver higher margins than are typically achieved in the  Trading business. In addition, the retail prepaid calling card business typically has a faster cash collection cycle than the Trading business. In late 2004, we launched a prepaid calling service, Pingo, offered directly to consumers through an eCommerce web interface, which we have included in our Retail business segment. Revenue from our Pingo services have not been material to date.

We continue to expand our market share in our Trading services by expanding our customer base and by introducing cost-effective solutions for our customers to interconnect with our network. Our DirectVoIP Broadband services addresses requirements that are specific to the growing consumer VoIP market, which we believe represents significant growth potential for us and has the ability to generate higher margins than is typically achieved in the Trading business. In addition, we continue to increase the traffic we terminate to mobile phones, which also generally delivers higher average revenue per minute and higher margins than typical fixed-line traffic.

Both business segments have benefited from our PremiumCertified international routing product which we believe enhances our ability to compete for retail international traffic from existing customers as well as from mobile operators and consumer VoIP providers. Our PremiumCertified service features routes to more than 700 destinations that are actively monitored and managed to deliver a level of quality that is equal to or exceeds the highest industry benchmarks for retail quality.

The following discussion and analysis of our financial condition and results of operations for the three months ended March 31, 2006 and 2005 should be read in conjunction with the unaudited condensed consolidated financial statements and footnotes for the three months ended March 31, 2006 included herein, and the year ended December 31, 2005, included in our Annual Report on Form 10-K.

Recent Event

At our Annual Meeting on May 2, 2006, our shareholders approved an amendment to our certificate of incorporation to allow us to effect a reverse stock split of our common stock to increase our per-share market price for the purpose of achieving compliance with the listing requirements of the NASDAQ National Market. On May 2, 2006, we effected a one-for-three reverse stock split resulting in our issued and outstanding shares being reduced from approximately 99,375,000 shares to approximately 33,125,000 shares. As of that date, each three shares of our issued and outstanding shares of common stock was automatically combined, converted and changed into one share of our common stock and we subquently began trading on the OTC Bulletin Board under a new stock symbol “IBSE”. In addition, we submitted our application for the listing of our common stock on the NASDAQ National Market for listing on that exchange. All shares of common stock and per share amounts have been adjusted to reflect the effect of the reverse stock split.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements. The preparation of these financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires us to (i) make judgments, assumptions and estimates that affect the reported amounts of assets, liabilities, revenue and expenses and (ii) disclose contingent assets and liabilities. We base our accounting estimates on historical experience and other factors that we consider reasonable under the circumstances. However, actual results may differ from these estimates. To the extent there are material differences between our estimates and the actual results, our future financial condition and results of operations will be affected. The following is a summary of our critical accounting policies and estimates.

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

Impairment of Long Lived Assets. Our long lived assets consist primarily of property and equipment, which are carried at historical cost. Only in situations where there are specific impairment indicators is the value of these assets subject to impairment. Any future impairment would not impact cash flow but would result in a charge to our statement of operations.

Restructuring Charges. In prior years, we recorded significant charges to operations in connection with our restructuring programs. The related reserves reflect estimates, including those pertaining to facility exit costs. We reassess the reserve requirements to complete each restructuring program at the end of each reporting period. Actual experience may be different from these estimates. In the three months ended March 31, 2006, we took a charge of $0.1 million as a result of a change in estimate relating to our future sublease assumptions on vacant facilities.

Income Taxes. We have net deferred tax assets related to net operating loss carryforwards and tax temporary differences that expire at various dates through 2025 and other tax temporary differences. Significant judgment is required in determining our provision for income taxes, the amount of deferred tax assets and liabilities and the valuation allowance required to offset our net deferred tax assets. Factors such as future reversals of deferred tax assets and liabilities, projected future taxable income, changes in enacted tax rates and the period over which our deferred tax assets will be recoverable are considered in making these determinations.  We evaluate the realizability of our deferred tax assets quarterly and we may reverse a portion, or all of our net deferred tax asset in future periods. If this occurs, a tax benefit would be recorded for financial reporting purposes.

Results from Continuing Operations

The following table sets forth for the periods indicated the principal items included in the Condensed Consolidated Statement of Operations as a percentage of net revenue.

	Three Months Ended March 31,
	2006	2005
Net revenue	100.0%	100.0%
Costs and operating expenses:
Data communications and telecommunications	87.1	86.0
Research and development	2.9	3.6
Selling and marketing	3.2	3.1
General and administrative	4.1	3.7
Depreciation and amortization	1.4	1.9
Total costs and operating expenses	98.7	98.3

Income from operations	1.3	1.7

Interest income	0.4	0.2
Interest expense	(0.1)	(1.4)
Other expenses, net	(0.1)	—
Foreign exchange loss, net	—	(0.3)
Income before provision for income taxes	1.5	0.2

Provision for income taxes	—	—
Net income	1.5%	0.2%

Three Months Ended March 31, 2006 Compared to March 31, 2005

Net revenue. Our primary source of revenue is the fees that we charge customers for completing voice and fax calls over our network. Revenue is dependent on the volume of voice and fax traffic carried over our network and revenue from the sale of our prepaid calling services. Our VoIP Trading revenue is dependent on the volume of voice and fax traffic carried over our network, which is measured in minutes. We charge our customers fees, per minute of traffic, that are dependent on the length and destination of the call and recognize this revenue in the period in which the call is completed. Our average revenue per minute (“ARPM”) is based upon our total net revenue divided by the number of minutes of traffic over our network for the applicable period. Average revenue per minute is a key telecommunications industry financial measurement. We believe this measurement is useful in understanding our financial performance, as well as industry trends. Although the long distance telecommunications industry has been experiencing declining prices a number of  years, due to the effects of deregulation and increased competition, our average revenue per minute can fluctuate from period to period as a result of shifts in traffic over our network to higher priced, or lower priced, destinations.

Our total net revenue increased by approximately $22.1 million, or 25%, to $110.8 million in Q1 of 2006 from $88.7 million in Q1 of 2005. Traffic carried over our network increased 34% to approximately 2.3 billion minutes in Q1 of 2006 from 1.8 billion minutes in Q1of 2005. Our ARPM was 4.7 cents per minute in Q1 of 2006 compared to 5.0 cents per minute in Q1 of 2005. Trading revenue increased $18.2 million, or 26%, to $89.0 million in Q1 of 2006 from $70.8 million in Q1 of 2005. We have continued to expand our customer base and increase revenue from consumer VoIP customers, many of which use our PremiumCertified service. We currently have more than 35 consumer VoIP customers and revenue from these customers was approximately 10% of total Trading revenue in Q1 of 2006. Retail revenue increased $3.9 million, or 22%, to $21.8 million in Q1 of 2006 from $17.9 million in Q1 of 2005. The increase in Retail revenue reflects the growth we have achieved with the launch of new calling card brands and the strengthening of our distribution network, particularly in southern California. Revenue from our Pingo calling services, which is part of our Retail revenue, was not material in Q1 of 2006 and Q1 of 2005.

Sequentially, total net revenue increased approximately $3.2 million, or 3%, in Q1 of 2006 over Q4 of 2005. Trading revenue increased $1.7 million, or 2%, and Retail revenue increased $1.3 million, or 6%, respectively, in Q1 of 2006 over Q4 of 2005.  We currently expect our total net revenue for the year ended December 31, 2006 will be between $480 million and $500 million.

Data communications and telecommunications costs. Data communications and telecommunications costs are composed primarily of termination and circuit costs. Termination costs are paid to local service providers to terminate voice and fax calls received from our network. Termination costs are negotiated with the local service provider. Should competition cause a decrease in the prices we charge our customers and, as a result, a decrease in our profit margins, our contracts, in some cases, provide us with the flexibility to renegotiate the per-minute termination fees. Circuit costs include charges for Internet access at our Internet Central Offices, fees for the connections between our Internet Central Offices and our customers and/or service provider partners, facilities charges for overseas Internet access and phone lines to the primary telecommunications carriers in particular countries, and charges for the limited number of dedicated international private line circuits we use. For our Retail calling services, these costs also include the cost of local and toll free access charges. Our average cost per minute (“ACPM”) is based upon our total data communications and telecommunications costs divided by the number of minutes of traffic over our network for the applicable period. We believe this measurement is useful in understanding our financial performance and industry trends.

Data communications and telecommunications expenses increased by $20.2 million, or 26%, to $96.5 million in Q1 of 2006 from $76.3 million in Q1 of 2005, in line with our growth in total net revenue. Our ACPM was 4.2 cents per minute in Q1 of 2006 compared to 4.3 cents per minute in Q1 of 2005. Data communications and telecommunications expenses were $78.4 million and $18.1 million for our Trading and Retail business segments, respectively, in Q1 of 2006, compared to $61.1 million and $15.2 million for our Trading and Retail business segments, respectively, in Q1 of 2005. As a percentage of total net revenue, data communications and telecommunications expenses were 87.1% in Q1 2006 compared to 86.0% in Q1 of 2005.

Total gross profit (net revenue less data communications and telecommunications costs) was $14.3 million, or 12.9%, of net revenue in Q1 of 2006, compared to $12.4 million, or 14.0% of net revenue in Q1 of 2005. Average margin per minute was 0.61 cents per minute in Q1 of 2006, compared to 0.70 cents per minute in Q1 of 2005. The decrease in the year-to-year gross margin percent was primarily a result of a greater mix of lower margin Trading traffic than in the 2005 period. Trading gross profit was $10.6 million, or 11.9% of Trading revenue in Q1 of 2006, compared to $9.7 million, or 13.7% of Trading revenue, in Q1 of 2005. Retail gross profit was $3.7 million, or 17.0% of Retail revenue in Q1 of 2006, compared to $2.7 million, or 15.0% of Retail revenue, in Q1 of 2005.

Sequentially, total gross profit increased to 12.9% of total revenue in Q1 of 2006 from 11.9% of total revenue in Q4 of 2005. Trading gross profit increased to 11.9% in Q1 of 2006, compared to 10.9% in Q4 of 2005, primarily as a result of an increase in higher margin PremiumCertified traffic. Retail gross profit increased to 17.0% in Q1 of 2006, compared to 16.0% in Q4 of 2005, as a result of improved pricing on previously launched prepaid calling card brands.

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

Research and development expenses were $3.2 million in Q1 of 2006 compared to $3.1million in Q1 of 2005. Although payroll-related expenses have increased $0.1 million, other expenses, including network hardware and software maintenance costs, have been reduced to partially offset the year-to-year increase. Stock-based compensation included in research and development expense in Q1 of 2006 was $87,000. As a percentage of net revenue, research and development expenses decreased to 2.8% in Q1 of 2006 from 3.6% in Q1 of 2005.

Selling and marketing expenses. Selling and marketing expenses include expenses relating to the salaries, payroll taxes, benefits and commissions that we pay for sales personnel and the expenses associated with the development and implementation of our promotion and marketing campaigns.

Selling and marketing expenses increased by $0.9 million, to $3.6 million in Q1 of 2006, from $2.7 million in Q1 of 2005. The increase in expenses primarily relates to additional investments we have made in sales and marketing to support our expanding Trading and Retail businesses. We have added sales personnel in developing regions and we increased our marketing and promotional expenditures by $0.3 million, primarily for our Retail business. Stock-based compensation included in sales and marketing in Q1 of 2006 was $77,000. As a percentage of net revenue, selling and marketing expenses were 3.2% in Q1 of 2006 from 3.1% in Q1 of 2005.

General and administrative expenses. General and administrative expenses include salaries, payroll taxes and benefits, and related costs for general corporate functions, including executive management, finance and administration, legal and regulatory, facilities, information technology and human resources.

General and administrative expenses increased by $1.2 million to $4.5 million in Q1 of 2006 from $3.3 million in Q1 of 2005. The increase primarily relates to a combination of payroll-related expenses of $0.4 million, higher professional fees of $0.3 million and an increase of $0.2 million to our allowance for doubtful accounts receivable. Stock-based compensation included in general and administrative expenses in Q1 of 2006 was $108,000. As a percentage of net revenue, general and administrative expenses were 4.1% in Q1 of 2006 and 3.7% in Q1 of 2005.

Depreciation and amortization expenses. Depreciation and amortization expenses decreased by $0.1 million to $1.6 million in Q1 of 2006 from $1.7 million in Q1 of 2005. This decrease was primarily due to certain equipment being fully depreciated. As a percentage of net revenue, depreciation and amortization expenses decreased to 1.4% in Q1 of 2006 from 1.9% in Q1 of 2005.

Interest income. Interest income was $0.4 million in Q1 of 2006 compared to $0.2 million in Q1 of 2005. The increase reflects the income earned on our higher average year-to-year cash and short-term investment balances.

Interest expense. Interest expense in Q1 of 2006 of $0.1 million relates to capital lease obligations.  Interest expense in Q1 of 2005 of $1.2 million primarily related to our 6¾% Subordinated Convertible Notes and 8% Senior Secured Notes which were converted to common stock between June and September of 2005.

Other expenses, net. Other expenses, net were $47,000 and $20,000 in Q1 of 2006 and Q1 of 2005, respectively, and relate mostly to state excise, use and franchise taxes.

Foreign exchange loss, net  Foreign exchange loss was $17,000 in Q1 of 2006, compared to $233,000 in Q1 of 2005. The foreign exchange loss in 2005 was primarily due to the effect of a weakening Euro on our Euro-denominated accounts receivable.

Provision for income taxes.   The provision for income taxes of $11,000 in Q1 of 2006 represents foreign income taxes on the earnings of our foreign subsidiaries. We did not have a U.S. federal or state tax provision in Q1 of 2006, or Q1 of 2005, as we reversed a portion of our valuation allowance against our net deferred tax assets associated with significant prior period net operating loss carry-forwards. For Q1 of 2006, the portion of our valuation allowance reversed was approximately $0.6 million which relates to the expected tax benefit to be realized.

Net income. Net income was $1.6 million in Q1 of 2006, or $0.05 per share, compared to $0.2 million, or $0.01 per share, in Q1 of 2005. The increase in profitability was due to the growth in net revenue, and resulting gross profit, in combination with the elimination of interest on our bond debt which was converted to our common stock between June and September of 2005. We currently expect our net income per share for the year ended December 31, 2006 to be between $0.15 and $0.24 per share.

Liquidity and Capital Resources

Our principal capital and liquidity needs historically have related to the development of our network infrastructure, our sales and marketing activities, research and development expenses, and general capital needs. Our working capital needs have been met, in large part, from the net proceeds from our public and private offerings of common stock and issuances of convertible debt. In addition, we have also met our capital needs through capital leases and other equipment financings.

Net cash provided by operating activities in Q1 of 2006 was $5.2 million, compared to $4.2 million in Q1 of 2005. Net cash provided by operating activities in Q1 of 2006 was largely a result of net income of $1.6 million, non-cash charges for depreciation of $1.6 million, stock-based compensation of $0.3 million and a provision for doubtful accounts receivable of $0.3 million.   Net cash provided by operating activities in Q1 of 2005 of $4.2 million was primarily the result of net income of $0.2 million, non-cash depreciation charges of $1.7 million and an increase in current liabilities.

Net cash used in investing activities of $2.4 million in Q1 of 2006 includes $1.1 million for capital expenditures, primarily for expansion of the iBasis Network. In addition, we used $6.9 million for purchases of short-term marketable investments and received proceeds of $5.7 million from the maturities of short-term marketable investments. Cash used in investing activities in Q1 of 2005 of $2.0 million consisted of $1.0 million for capital expenditures, $2.8 million for purchases of short-term marketable investments, partially offset by proceeds of $1.8 million from maturities of short-term marketable investments.

Net cash used in financing activities was $2.4 million in Q1 of 2006. In Q1 of 2006 we purchased 0.4 million shares of our common stock at a total cost of $2.3 million, under our previously announced stock repurchase program.

Period	Total Shares Purchased	Average Price Paid per Share
January 1, 2006 — January 31, 2006	58,267	$5.70
February 1, 2006 — February 28, 2006	251,667	$5.94
March 1, 2006 — March 31, 2006	67,167	$6.18
Total	377,101	$5.94

In February 2006, we increased our stock repurchase program to $15 million. As of March 31, 2006, cumulatively we had purchased a total of 0.7 million shares at a total cost of $4.1 million, leaving $10.9 million remaining for repurchases under this program.

In Q1 of 2006, capital lease payments were $0.4 million and proceeds from the exercise of employee stock options were $0.2 million. Net cash used in financing activities in Q1 of 2005 was $0.4 million and consisted of $0.9 million used for the redemption of the remaining 5¾% Convertible Subordinated Notes and $0.5 million for capital lease payments. In addition, we received proceeds of $0.9 million for the exercise of 1.4 million warrant shares to purchase our common stock in Q1 of 2005.

We had no borrowings under our $15.0 million bank line of credit at March 31, 2006 or December 31, 2005. We had issued outstanding letters of credit of $2.5 million and $2.4 million at March 31, 2006 and December 31, 2005, respectively.

We anticipate that the March 31, 2006 balance of $46.0 million in cash, cash equivalents and short-term marketable investments, together with cash flow generated from operations, will be sufficient to fund our operations, capital expenditures and stock repurchase program for at least the next twelve months. We currently expect our capital asset expenditures for the year ended December 31, 2006 will be between $10 million and $12 million.

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

Contractual Obligations

The following table summarizes our future contractual obligations as of March 31, 2006:

	Payment Due Dates
	Total	Less than 1 Year	1 to 2 Years	2 to 3 Years	3 to 5 Years	After 5 Years
	(In thousands)
Capital lease obligations, including interest	$3,799	$1,866	$1,440	$493	$—	$—
Operating leases	8,100	2,568	2,077	1,692	1,763	—
Total	$11,899	$4,434	$3,517	$2,185	$1,763	$—

New Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board issued SFAS No. 154, Accounting Changes and Error Corrections (“SFAS No. 154”). SFAS No. 154 establishes new standards on accounting for changes in accounting principles. All such changes must be accounted for by retrospective application to the financial statements of prior periods unless it is impracticable to do so. We adopted SFAS No. 154 on January 1, 2006. SFAS 154 did not have a material effect on our results of operations, financial position or cash flows.

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

Our investments in commercial paper and debt instruments are subject to interest rate risk, but due to the short-term nature of these investments, changes in interest rates would not have a material impact on their value at March 31, 2006. Our primary interest rate risk is the risk on borrowings under our line of credit agreements, which are subject to interest rates based on the bank’s prime rate. A change in the applicable interest rates would also affect the rate at which we could borrow funds or finance equipment purchases. Our capital lease obligations are fixed rate debt. A 10% change in interest rates would not have a material impact on interest expense associated with our line of credit agreement.

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

As of March 31, 2006, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Rule 13a — 15(b) promulgated under the Exchange Act. Based upon that evaluation, the Company’s management, including its Chief Executive Officer and its Chief Financial Officer, concluded that the Company’s disclosure controls and procedures are effective in ensuring that material information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such material information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting.

During the quarter ended March 31, 2006, there have not been any changes in the Company’s internal controls over financial reporting that have materially affected, or are likely to materially affect, the Company’s internal control over financial reporting.

Part II — Other Information

Item 1 - Legal Proceedings

Please see Note 8 (Contingencies) of our Condensed Notes to Condensed Consolidated Financial Statements contained in this quarterly report on Form 10-Q for a description of legal proceedings.

Item 1A. Risk Factors

Any investment in our securities involves a high degree of risk. You should carefully consider the risks described below, which we believe are all the material risks to our business, together with the information contained elsewhere in this report, before you make a decision to invest in our company.

Factors That May Affect Future Results and Financial Condition

Risks Related to Our Company

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

We may never generate sufficient revenue and gross profit to continue to be profitable in the long term if telecommunications carriers and other communications service providers or others are reluctant to use our services or do not use our services, including any new services, in sufficient volume.

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

Item 4 — Submission of Matters to a Vote of Security Holders

At the Company’s Annual Meeting of Shareholders held on May 2, 2006, shareholders re-elected Gordon VanderBrug and David Lee as Class 1 directors to serve a three-year term. The shareholders also ratified and appointed Deloitte & Touche LLP as independent auditors for the Company. In addition, shareholders approved an amendment to the Company’s Amended and Restated Certificate of Incorporation to allow our Board of Directors to effect a reverse stock split.  The ratio of the reverse stock split approved by the shareholders ranged from one-for-two to one-for-six and one half.  Subsequent to the Annual Meeting, the Board of Directors approved a one-for-three reverse stock split that became effective May 2, 2006.

The results of the shareholder vote, on a pre-reverse split basis, was as follows:

Election of Class ` Directors:	For	Withheld
Gordon VanderBrug	85,311,115	182,231
David Lee	80,987,156	4,506,190

	For	Against	Abstain	No Vote
Approval of Amendment to the Company’s Certificate of Incorporation to effect a reverse stock split.	84,630,202	700,272	162,872	——

Item 6 - Exhibits

(A)	Exhibits:

	3.1	Certificate of Amendment of the First Amended and Restated Certificate of Incorporation of the Registrant.

	31.1	Certificate of iBasis, Inc. Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certificate of iBasis, Inc. Chief Financial Officer pursuant to Section 302 of the Sarbanes-
Oxley Act of 2002.

	32.1	Certificate of iBasis, Inc. Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2	Certificate of iBasis, Inc. Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

iBasis, Inc.

May 9, 2006	By:	/s/ Richard Tennant
Richard Tennant
Vice President and Chief Financial Officer
(Authorized Officer and
Principal Accounting Officer)