Form 10-Q
period 2006-06-30
IBASIS INC
filed 2006-08-09
CIK 1091756

Use these links to rapidly review the document
TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
OR
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

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐    Accelerated filer ☒    Non-accelerated filer ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒

        As of July 31, 2006, there were 33,172,913 shares of the Registrant's Common Stock, par value $0.001 per share, outstanding.

iBASIS, INC.

Part I—Financial Information

Item 1. Financial Statements

iBasis, Inc.
Condensed Consolidated Balance Sheets
(unaudited)

	June 30, 2006	December 31, 2005
	(in thousands, except per share data)
Assets
Cash and cash equivalents	$30,020	$27,478
Short-term marketable investments	19,400	16,936
Accounts receivable, net of allowance for doubtful accounts of $3,182 and $2,507, respectively	56,193	47,641
Prepaid expenses and other current assets	3,173	2,676

Total current assets	108,786	94,731

Property and equipment, at cost:
Network equipment	48,612	53,434
Equipment under capital lease	4,917	4,917
Computer software	10,271	10,353
Leasehold improvements	7,037	6,697
Furniture and fixtures	998	1,049

	71,835	76,450
Less: Accumulated depreciation and amortization	(58,211)	(64,696)

Property and equipment, net	13,624	11,754
Other assets	325	323

Total assets	$122,735	$106,808

Liabilities and Stockholders' Equity
Accounts payable	$38,621	$27,796
Accrued expenses	26,971	24,479
Deferred revenue	11,738	9,517
Current portion of long-term debt	1,661	1,598

Total current liabilities	78,991	63,390

Long term debt, net of current portion	1,370	2,216
Other long term liabilities	922	916
Stockholders' equity:
Common stock, $0.001 par value, authorized—170,000 shares; issued—34,216 and 34,112 shares, respectively	34	34
Treasury stock; 1,069 and 691, respectively, at cost	(4,358)	(2,091)
Additional paid-in capital	475,223	473,778
Accumulated other comprehensive loss	(13)	(17)
Accumulated deficit	(429,434)	(431,418)

Total stockholders' equity	41,452	40,286

Total liabilities and stockholders' equity	$122,735	$106,808

The accompanying notes are an integral part of these condensed consolidated financial statements.

iBasis, Inc.
Condensed Consolidated Statements of Operations
(unaudited)

	Three Months Ended June 30,
	2006	2005
	(in thousands, except per share data)
Net revenue	$127,324	$94,581
Costs and operating expenses:
Data communications and telecommunications (excluding depreciation and amortization)	110,981	81,874
Research and development	3,539	3,126
Selling and marketing	4,260	2,866
General and administrative	5,288	3,746
Depreciation and amortization	1,822	1,726
Merger related expenses	1,542	—

Total cost and operating expenses	127,432	93,338

Income (loss) from operations	(108)	1,243
Interest income	450	254
Interest expense	(95)	(1,116)
Other expenses, net	(43)	(140)
Foreign exchange gain (loss), net	148	(347)
Debt conversion premium	—	(661)

Income before provision for income taxes	352	(767)
Provision for income taxes	11	—

Net income (loss)	$341	$(767)

Net income per share:
Basic	$0.01	$(0.03)
Diluted	$0.01	$(0.03)
Weighted average common shares outstanding:
Basic	33,133	21,998
Diluted	34,948	21,998

The accompanying notes are an integral part of these condensed consolidated financial statements.

iBasis, Inc.
Condensed Consolidated Statements of Operations
(unaudited)

	Six Months Ended June 30,
	2006	2005
	(in thousands, except per share data)
Net revenue	$238,103	$183,253
Costs and operating expenses:
Data communications and telecommunications (excluding depreciation and amortization)	207,443	158,175
Research and development	6,779	6,258
Selling and marketing	7,850	5,593
General and administrative	9,809	7,059
Depreciation and amortization	3,388	3,446
Merger related expenses	1,542	—

Total cost and operating expenses	236,811	180,531

Income from operations	1,292	2,722
Interest income	862	464
Interest expense	(189)	(2,362)
Other expenses, net	(90)	(160)
Foreign exchange gain (loss), net	131	(580)
Debt conversion premium	—	(661)

Income (loss) before provision for income taxes	2,006	(577)
Provision for income taxes	22	—

Net income (loss)	$1,984	$(577)

Net income (loss) per share:
Basic	$0.06	$(0.03)
Diluted	$0.06	$(0.03)
Weighted average common shares outstanding:
Basic	33,195	21,829
Diluted	34,642	21,829

The accompanying notes are an integral part of these condensed consolidated financial statements.

iBasis, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended June 30,
	2006	2005
	(in thousands)
Cash flows from operating activities:
Net income (loss)	$1,984	$(577)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,388	3,446
Amortization of deferred debt financing costs	—	22
Merger related expenses in accounts payable and accrued expenses	1,387	—
Increase to allowance for doubtful accounts	600	300
Stock-based compensation and services	1,087	—
Amortization of discount on short-term marketable securities	62	(76)
Non-cash debt conversion premium	—	115
Changes in assets and liabilities:
Accounts receivable	(9,152)	(5,840)
Prepaid expenses and other current assets	(342)	(405)
Other assets	(2)	(14)
Accounts payable	10,150	1,764
Accrued expenses	1,780	6,779
Deferred revenue	2,221	1,138
Other long term liabilities	6	(53)

Net cash provided by operating activities	13,169	6,599

Cash flows from investing activities:
Purchases of property and equipment	(5,258)	(1,842)
Purchases of available-for-sale short-term marketable investments	(17,600)	(12,924)
Payments of merger related expenses	(155)	—
Maturities of available-for-sale short-term marketable investment	15,075	12,375

Net cash used in investing activities	(7,938)	(2,391)

Cash flows from financing activities:
Repurchases of common stock	(2,267)	—
Payments of principal on capital lease obligations	(783)	(632)
Redemption of 5 3/4% Convertible Subordinated Notes	—	(895)
Debt conversion premium		(546)
Proceeds from exercise of warrants		910
Proceeds from exercises of common stock options	358	138

Net cash used in financing activities	(2,692)	(1,025)

Effect of exchange rate changes on cash and cash equivalents	3	—
Net increase in cash and cash equivalents	2,542	3,183
Cash and cash equivalents, beginning of period	27,478	20,928

Cash and cash equivalents, end of period	$30,020	$24,111

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$94	$2,474
Supplemental disclosure of non-cash investing and financing activities:
Conversion of 6 3/4% Convertible Subordinated Notes to common stock	$—	$3,345
Conversion of 8% Secured Convertible Notes to common stock	$—	$9,100
Equipment acquired under capital lease obligations	$—	$1,300
Merger related expenses incurred but not paid yet	$1,387	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

iBasis, Inc.
Condensed Notes to Consolidated Financial Statements

(unaudited)

(1)   Business and Presentation

Business

        We are a leading provider of international communications services and a provider of retail prepaid calling services. Our operations consist of our Voice-Over-Internet-Protocol ("VoIP") trading business ("Trading"), in which we connect buyers and sellers of international telecommunications services, and our retail services business ("Retail"). In the Trading business we receive voice traffic from buyers—originating carriers who are interconnected to our network via VoIP or traditional time division multiplexing ("TDM") connections, and we route the traffic over the Internet to sellers—local carriers in the destination countries with whom we have established agreements to manage the completion or termination of the call. We use proprietary, patent-pending technology to automate the selection of routes and termination partners based on a variety of performance, quality, and business metrics. We offer this Trading service on a wholesale basis to carriers, telephony resellers and other service providers worldwide. We have call termination agreements with local service providers in North America, Europe, Asia, the Middle East, Latin America, Africa and Australia. Our Retail business was launched in late 2003, with the introduction of our retail prepaid calling cards which are marketed through distributors primarily to ethnic communities within major metropolitan markets in the U.S. In late 2004, we launched a prepaid calling service, Pingo®, offered directly to consumers through an eCommerce web interface, which we have included in our Retail business segment. Revenues from our Pingo® services have not been material in any period to date.

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

        On May 2, 2006, we affected a one-for-three reverse stock split of our issued and outstanding shares of common stock. All share and per share amounts for all periods presented in these condensed consolidated financial statements and notes included herein have been adjusted to reflect the reverse stock split.

Proposed Transaction with KPN Telecom B.V., a subsidiary of Royal KPN N.V.

        On June 21, 2006, we announced that we had entered into a share purchase and sale agreement with KPN Telecom B.V., a private limited liability company organized under the laws of The Netherlands ("KPN"). Pursuant to the share purchase and sale agreement, we will acquire the shares of two subsidiaries of KPN and receive $55 million in cash in exchange for newly-issued shares of our common stock representing 51% of our issued and outstanding shares of common stock and outstanding in-the-money stock options warrants, or approximately 40 million shares. As of June 30, 2006, the newly-issued shares to KPN would represent approximately 55% of our issued and outstanding common shares. The two entities which we are acquiring from KPN encompass KPN's international wholesale voice business.

        Upon the completion of the foregoing transactions, we will pay a dividend in the aggregate amount of $113,000,000, on a pro rata basis to those persons who are shareholders of iBasis of record on the date immediately prior to the date of the closing of the transactions contemplated by the share purchase and sale agreement. In connection with payment of the dividend, outstanding common stock options will be adjusted to preserve their value. The proposed transaction, which is subject to customary closing conditions, including regulatory approvals and the approval of iBasis shareholders, is expected to be completed before the end of 2006.

        Although we will be issuing shares of our common stock in acquiring the two subsidiaries of KPN, after the merger is completed, KPN will hold a majority of our outstanding common stock. Accordingly, for accounting and financial reporting purposes, we will be treated as the accounting acquiree. Under the purchase method of accounting, our assets and liabilities will be, as of the date of the merger, recorded at their fair value and added to the historical assets and liabilities of the two subsidiaries of KPN, including any amount for goodwill representing the difference between the deemed purchase price of iBasis and the fair value of our identifiable net assets. We have incurred merger related expenses of $1.5 million to date, consisting primarily of investment banking advisory services, legal and accounting fees. Such amounts have been expensed because we are the accounting acquiree.

(2)   Net income per share

        Basic net income per common share is determined by dividing net income by the weighted average common shares outstanding during the period. Diluted net income per share reflects the maximum dilution and is determined by dividing net income by weighted average common shares outstanding and the assumed exercise and share repurchase of dilutive stock options and warrants during the period. For the three and six months ended June 30, 2005, none of the shares issuable upon conversion of the 6 3/4% Subordinated Convertible Notes and 8% Senior Secured Notes were included in diluted net income per share as they were anti-dilutive for that period.

        The following table summarizes common shares that have been excluded from the computation of diluted weighted average common shares for the periods presented:

	Three and Six Months Ended June 30,
	2006	2005
	(in thousands)
Options to purchase common shares	838	2,131
Shares to be issued upon conversion of the 6 3/4% Convertible Subordinated Notes due June 2009	—	5,874
Shares issued upon conversion of the 8% Secured Convertible Notes due June 2007 in July 2005	—	3,586
Warrants to purchase common shares	67	2,725

Total	905	14,316

(3)   Stock Based Compensation

        We issue stock options as an equity incentive to employees, outside directors and non-employee contractors under our 1997 Stock Incentive Plan (the "1997 ISO Plan"). The stock options we issue are for a fixed number of shares with an exercise price equal to the fair market value of our stock on the date of grant. The employee stock option grants typically vest quarterly in equal installments over four years, provided that no options shall vest during the employees' first year of employment, and have a term of ten years.

        Effective January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards 123R, "Share-Based Payment" ("SFAS 123R"), which require us to record compensation expense related to the fair value of our stock-based compensation awards. Prior to January 1, 2006, we accounted for our stock-based compensation in accordance with Accounting Principles Board ("APB") Opinion 25, "Accounting for Stock Issued to Employees," and related interpretations.

        We elected to use the modified prospective transition method as permitted under SFAS 123R and, therefore, have not restated our financial results for the prior periods. Under this transition method, stock-based compensation expense for the three and six months ended June 30, 2006 includes compensation expense for all stock option awards granted prior to, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123. Stock-based compensation expense for all stock option awards granted subsequent to December 31, 2005 was based on the grant date fair value estimated in accordance with SFAS 123R. We recognize compensation expense for stock option awards granted subsequent to December 31, 2005 on a straight-line basis over the requisite service period of the award.

        The following table presents the stock-based compensation expense included in our unaudited condensed consolidated statement of operations.

	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006
	(in thousands)
Stock-based compensation expense:
Research and development	$134	$221
Sales and marketing	109	186
General and administrative	410	518

Total stock-based compensation	653	925
Provision for income taxes	—

Net stock-based compensation expense	$653	$925

        No income tax benefit was realized from stock option exercises during the three and six months ended June 30, 2006 and 2005, respectively. In accordance with SFAS 123R, we present excess tax benefits from the exercise of stock options, if any, as financing cash flows rather than operating cash flows.

        The fair value of our stock option awards was estimated using the Black-Scholes model with the following weighted-average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Risk free interest rate	4.88%	3.88%	4.69%	3.81%
Dividend yield	0.00%	0.00%	0.00%	0.00%
Expected life	6.25 Years	5 years	6.25 Years	5 years
Volatility	113%	122%	114%	126%
Fair value of options granted	$4.98	$3.42	$5.29	$6.21

        The risk-free interest rate was based on the U.S. Treasury yield curve in effect at the time of grant. The expected dividend yield of zero is based on the fact that we have never paid cash dividends and we have no current intention to pay cash dividends. Our estimate of the expected life was determined using the simplified method allowed under SFAS 123R as our stock options qualify as "plain vanilla" options. Our estimate of expected volatility is based on the historical volatility of our common stock over the period which approximates the expected life of the options.

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

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
	(In thousands, except per share amounts)
Net loss, as reported	$(767)	$(577)
Less: Total stock-based employee compensation expense determined under fair value based method for all awards	(550)	(1,130)

Net loss, pro forma	$(1,317)	$(1,707)

Net income per share:
Basic, as reported	$(0.03)	$(0.03)
Diluted, as reported	$(0.03)	$(0.03)
Basic, pro forma	$(0.06)	$(0.08)
Diluted, pro forma	$(0.06)	$(0.08)

Stock Option Activity

        The following table presents the activity for the 1997 ISO Plan for the six months ended June 30, 2006:

	Shares	Weighted Average Exercise Price
	(In thousands)
Outstanding at December 31, 2005	2,102	$4.62
Granted	605	6.51
Exercised	(104)	3.46
Cancelled	(27)	4.97

Outstanding at June 30, 2006	2,576	$5.10

Exercisable at June 30, 2006	1,547	$4.85

Available for future grants at June 30, 2006	1,164

        The following table presents weighted average price and contract life information about significant option groups outstanding and exercisable at June 30, 2006:

	Outstanding			Exercisable
Range of Exercise Prices	Outstanding Options	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Options Outstanding	Weighted Average Exercise Price
	(in thousands)			(in thousands)
$0.75–$2.07	66	5.66	$1.69	63	$1.71
2.16	233	5.38	2.16	233	2.16
2.64–3.30	705	6.76	2.75	475	2.76
3.51–5.64	716	7.60	4.49	505	4.11
5.73–6.54	548	9.45	6.47	67	6.43
6.72–9.30	205	8.87	7.37	101	7.58
11.13–15.00	71	3.59	13.74	71	13.74
33.00–40.50	16	3.88	40.18	16	40.18
$44.43–86.25	16	3.93	45.88	16	45.88

	2,576	7.46	$5.10	1,547	$4.85

        The aggregate intrinsic value of options outstanding as of June 30, 2006 was $11.0 million, which represents the amount option holders would have received had they exercised their options as of that date. The intrinsic value is the difference between our closing stock price on the last trading day of the three months ended June 30, 2006 and the stock option exercise price, times the number of stock option shares. The intrinsic value of options exercised during the six months ended June 30, 2006 was $0.3 million. The fair value of options vested during the six months ended June 30, 2006 was $1.0 million.

        The following table presents the non-vested shares for the Plan for the six months ended June 30, 2006:

Non-vested Stock Options	Shares	Weighted-Average Grant-Date Fair Value
	(in thousands)
Non-vested at December 31, 2005	674	$4.16
Granted	605	5.48
Vested	(232)	4.20
Forfeited	(18)	4.68

Non-vested at June 30, 2006	1,029	4.92

As of June 30, 2006, unrecognized compensation expense related to the unvested portion of our stock options was $3.2 million and is expected to be recognized over a weighted-average period of approximately 2.8 years.

(4)   Short-term marketable investments

        Our investments are classified as available-for-sale, carried at fair value and consist of securities that are readily convertible into cash, including government securities and commercial paper, with original maturities at the date of acquisition ranging from 90 days to one year.

        Short-term marketable investments consist of:

	June 30, 2006		December 31, 2005
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(In thousands)
Government securities	$—	$—	$5,402	$(7)
Commercial paper, corporate bonds and certificates of deposit	19,400	(17)	11,534	(10)

Total	$19,400	$(17)	$16,936	$(17)

        The net unrealized loss of $17,000 as of June 30, 2006 on our short-term marketable investments in government securities, commercial paper, corporate bonds and certificates of deposit was caused by interest rate increases. Because we have the ability and intent to hold these investments until a recovery of fair value, which may be maturity, we do not consider these investments to be other-than-temporarily impaired at June 30, 2006 due to the short-term duration and insignificant severity of the impairment. As of June 30, 2006 and December 31, 2005, the unrealized loss on our short-term marketable securities is a component of total comprehensive loss.

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

        Our Retail business consists of our retail prepaid calling card services, and Pingo®, a prepaid calling service sold to consumers through an eCommerce interface. To date, we have marketed our retail prepaid calling card services primarily to ethnic communities within major domestic markets through distributors. Launched in the third quarter of 2004, revenue from our Pingo® services were not material for the three months and six months ended June 30, 2006.

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

        Operating results, excluding interest income and expense and other income and expense, for our two business segments are as follows:

	Three Months Ended June 30, 2006
	Trading	Retail	Total
	(In thousands)
Net revenue	$102,525	$24,799	$127,324
Data communications and telecommunication costs (excluding depreciation and amortization)	90,427	20,554	110,981

Gross profit	$12,098	$4,245	16,343

Research and development expenses			3,539
Selling and marketing expenses			4,260
General and administrative expenses			5,288
Depreciation and amortization			1,822

Income from operations			$1,434

	Three Months Ended June 30, 2005
	Trading	Retail	Total
	(In thousands)
Net revenue	$77,725	$16,856	$94,581
Data communications and telecommunication costs (excluding depreciation and amortization)	68,462	13,412	81,874

Gross profit	$9,263	$3,444	12,707

Research and development expenses			3,126
Selling and marketing expenses			2,866
General and administrative expenses			3,746
Depreciation and amortization			1,726

Income from operations			$1,243

	Six Months Ended June 30, 2006
	Trading	Retail	Total
	(In thousands)
Net revenue	$191,484	$46,619	$238,103
Data communications and telecommunication costs (excluding depreciation and amortization)	168,775	38,668	207,443

Gross profit	$22,709	$7,951	30,660

Research and development expenses			6,779
Selling and marketing expenses			7,850
General and administrative expenses			9,809
Depreciation and amortization			3,388

Income from operations			$2,834

	Six Months Ended June 30, 2005
	Trading	Retail	Total
	(In thousands)
Net revenue	$148,476	$34,777	$183,253
Data communications and telecommunication costs (excluding depreciation and amortization)	129,531	28,644	158,175

Gross profit	$18,945	$6,133	25,078

Research and development expenses			6,258
Selling and marketing expenses			5,593
General and administrative expenses			7,059
Depreciation and amortization			3,446

Income from operations			$2,722

	As of June 30, 2006
	Trading	Retail	Total
	(In thousands)
Segment assets (accounts receivable, net)	$45,086	$11,107	$56,193
Non-segment assets			66,542

Total assets			$122,735

	As of December 31, 2005
	Trading	Retail	Total
	(In thousands)
Segment assets (accounts receivable, net)	$38,574	$9,067	$47,641
Non-segment assets			59,167

Total assets			$106,808

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

        At June 30, 2006, accrued restructuring costs of $1.3 million consisted of costs accrued for leased facilities obligations, net of certain future sublease assumptions. In the three months ended June 30, 2006, we took an additional charge of $0.1 million as a result of a change in estimate relating to our future sublease assumptions.

        A summary of the accrued restructuring costs for the six months ended June 30, 2006 is as follows:

2002 Restructuring Charge:	Leased Facility Obligations
(In thousands)
Accrual as of December 31, 2005	$1,391
Payments	(284)
Change in estimates	177

Accrual as of June 30, 2006	$1,284

Current portion	$362
Long-term portion	922

Total	$1,284

(7)   Line of Credit and Long-Term Debt

        Long-term debt consists of the following:

	June 30, 2006	December 31, 2005
	(In thousands)
Capital lease obligations	$3,031	$3,814
Less-current portion	1,661	1,598

Long term debt, net of current portion	$1,370	$2,216

        At June 30, 2006 and December 31, 2005, we had $2.5 million and $2.4 million, respectively, in letters of credit outstanding under our $15 million bank line of credit. We obtained a waiver of non-compliance from our bank on the minimum net income covenant for the three months ended June 30, 2006, due to merger related expenses of $1.5 million. We had no other borrowings outstanding under our bank line of credit at June 30, 2006, or December 31, 2005.

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

        On June 11, 2004, we and the individual defendants, as well as many other issuers named as defendants in the class action proceeding, entered into an agreement-in-principle to settle this matter, and on June 14, 2004, this settlement was presented to the court. The district court granted a preliminary approval of the issuers' settlement on February 15, 2005, subject to certain modifications to the proposed bar order, to which plaintiffs and issuers agreed. On August 31, 2005, the court issued a preliminary order further approving the modifications to the settlement and certifying the settlement classes. The court appointed Garden City Group as the notice administrator for the settlement and ordered that notice of the settlement be distributed to all settlement class members beginning on November 15, 2005 and completed by January 15, 2006. The deadline for filing objections to the settlement was March 24, 2006, and the fairness hearing was April 26, 2006. Although we believe that we and the individual defendants have meritorious defenses to the claims made in the complaints, in deciding to pursue settlement, we considered, among other factors, the substantial costs and the diversion of our management's attention and resources that would be required by litigation.

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

        On June 30, 2006, the Federal Communications Commission announced the results of a Notice of Proposed Rulemaking, which would require providers of prepaid calling cards that utilize Internet Protocol to contribute to the Universal Service Fund (USF) and pay other regulatory fees. In connection with its Retail business, the Company plans to absorb or pass along such fees, which based on current traffic mix equal approximately 1.8% of revenue. The FCC ruling would also impose the fees on a retroactive basis, which we plan to contest. As of June 30, we estimate that the maximum potential retroactive charge would be approximately $2.6 million. If not stayed, the order could become effective during the fourth quarter.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        This Form 10-Q, including without limitation Management's Discussion and Analysis of Financial Condition and Results of Operations, contains "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 194, as amended (the "Exchange Act"). We intend the forward-looking statements to be covered by the safe harbor for forward-looking statements in such sections of the Exchange Act. These forward-looking statements include, without limitation, statements about our plan to regain listing on NASDAQ, anticipated revenue, earnings per share and capital expenditures, market opportunity, strategies, competition, expected activities, and investments as we pursue our business plan, and the adequacy of our available cash resources. These forward-looking statements are usually accompanied by words such as "believe," "anticipate," "plan," "seek," "expect," "intend" and similar expressions. The forward-looking information is based on various factors and was derived using numerous assumptions.

        Forward-looking statements necessarily involve risks and uncertainties, and our actual results could differ materially from those anticipated in the forward-looking statements due to a number of factors, including those set forth in Item 1A "Risk Factors" and elsewhere in this report. The factors set forth in Item 1A "Risk Factors" and other cautionary statements made in this Form 10-Q should be read and understood as being applicable to all related forward-looking statements wherever they appear herein. The forward-looking statements contained in this Form 10-Q represent our judgment as of June 30, 2006. We caution readers not to place undue reliance on such statements. Except as required by law, we undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

Overview

        We are a leading provider of international communications services and a provider of retail prepaid calling services. Our continuing operations consist of our Voice-Over-Internet-Protocol ("VoIP") trading business ("Trading"), in which we connect buyers and sellers of international telecommunications services, and our retail services business ("Retail"). In the Trading business we receive voice traffic from buyers-originating carriers who are interconnected to our network via VoIP or traditional time division multiplexing ("TDM") connections, and we route the traffic over the Internet to sellers-local service providers and carriers in the destination countries with whom we have established agreements to manage the completion or termination of the call. We use proprietary, patent-pending technology to automate the selection of routes and termination partners based on a variety of performance, quality, and business metrics. We offer this Trading service on a wholesale basis to carriers, consumer VoIP companies, telephony resellers and other service providers worldwide. We have call termination agreements with local service providers in North America, Europe, Asia, the Middle East, Latin America, Africa and Australia.

        Our Retail business was launched in late 2003, with the introduction of our retail prepaid calling cards that are marketed through distributors primarily to ethnic communities within major metropolitan markets in the U.S. Our retail prepaid calling card business leverages our existing international VoIP network and has the potential to deliver higher margins than are typically achieved in the Trading business. In addition, the retail prepaid calling card business typically has a faster cash collection cycle than the Trading business. In late 2004, we launched a prepaid calling service, Pingo®, offered directly to consumers through an eCommerce web interface, which we have included in our Retail business segment. Revenue from our Pingo® services have not been material to date.

        We continue to expand our market share in our Trading services by expanding our customer base and by introducing cost-effective solutions for our customers to interconnect with our network. Our DirectVoIP™ Broadband services addresses requirements that are specific to the growing consumer VoIP market, which we believe represents significant growth potential for us and has the ability to generate higher margins than is typically achieved in the Trading business. In addition, we continue to increase the traffic we terminate to mobile phones, which also generally delivers higher average revenue per minute and higher margins than typical fixed-line traffic.

        Both business segments have benefited from our PremiumCertified™ international routing product which we believe enhances our ability to compete for retail international traffic from existing customers as well as from mobile operators and consumer VoIP providers. Our PremiumCertified™ service features routes to more than 700 destinations that are actively monitored and managed to deliver a level of quality that is equal to or exceeds the highest industry benchmarks for retail quality.

Recent Events

NASDAQ Listing

        On June 21, 2006, our common stock began trading again on the NASDAQ National Market under the stock symbol "IBAS". On May 3, 2006, we affected a one-for-three reverse stock split and subsequently submitted an application to NASDAQ to achieve this relisting.

Proposed Transaction with KPN Telecom B.V., a subsidiary of Royal KPN N.V.

        On June 21, 2006, we announced that we had entered into a share purchase and sale agreement with KPN Telecom B.V., a private limited liability company organized under the laws of The Netherlands ("KPN"). Pursuant to the share purchase and sale agreement, we will acquire the shares of two subsidiaries of KPN and receive $55 million in cash in exchange for newly-issued shares of our common stock representing 51% of our issued and outstanding shares of common stock and outstanding in-the-money stock options warrants, or approximately 40 million shares. As of June 30, 2006, the newly-issued shares to KPN would represent approximately 55% of our issued and outstanding common shares. The two entities which we are acquiring from KPN encompass KPN's international wholesale voice business.

        Upon the completion of the foregoing transactions, we will pay a dividend in the aggregate amount of $113,000,000, on a pro rata basis to those persons who are shareholders of iBasis of record on the date immediately prior to the date of the closing of the transactions contemplated by the share purchase and sale agreement. In connection with payment of the dividend, outstanding common stock options will be adjusted to preserve their value. The proposed transaction, which is subject to customary closing conditions, including regulatory approvals and the approval of iBasis shareholders, is expected to be completed before the end of 2006.

        Although we will be legally issuing shares of our common stock the two subsidiaries of KPN, after the merger is completed, KPN will hold a majority of our outstanding common stock. Accordingly, for accounting and financial reporting purposes, we will be treated as the accounting acquiree. Under the purchase method of accounting, our assets and liabilities will be, as of the date of the merger, recorded at their fair value and added to the historical assets and liabilities of the two subsidiaries of KPN, including any amount for goodwill representing the difference between the deemed purchase price of iBasis and the fair value of our identifiable net assets. We have incurred merger related expenses of $1.5 million to date, consisting primarily of investment banking advisory services, legal and accounting fees. Such amounts have been expensed because we are the accounting acquiree.

        The following discussion and analysis of our financial condition and results of operations for the three and six months ended June 30, 2006 and 2005 should be read in conjunction with the unaudited condensed consolidated financial statements and footnotes for the three and six months ended June 30, 2006 included herein, and the year ended December 31, 2005, included in our Annual Report on Form 10-K.

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

        Restructuring Charges.    In prior years, we recorded significant charges to operations in connection with our restructuring programs. The related reserves reflect estimates, including those pertaining to facility exit costs. We reassess the reserve requirements to complete each restructuring program at the end of each reporting period. Actual experience may be different from these estimates. In the three months ended June 30, 2006, we took a charge of $0.1 million as a result of a change in estimate relating to our future sublease assumptions on vacant facilities which is included in general and administrative expenses.

        Income Taxes.    We have net deferred tax assets related to net operating loss carry forwards and tax temporary differences that expire at various dates through 2025 and other tax temporary differences. Significant judgment is required in determining our provision for income taxes, the amount of deferred tax assets and liabilities and the valuation allowance required to offset our net deferred tax assets. Factors such as future reversals of deferred tax assets and liabilities, projected future taxable income, changes in enacted tax rates and the period over which our deferred tax assets will be recoverable are considered in making these determinations. We evaluate the realizability of our deferred tax assets quarterly, and we may reverse a portion, or all, of our net deferred tax asset in future periods. If this occurs, a tax benefit would be recorded for financial reporting purposes.

Results from Continuing Operations

        The following table sets forth for the periods indicated the principal items included in the Condensed Consolidated Statement of Operations as a percentage of net revenue.

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net revenue	100.0%	100.0%	100.0%	100.0%
Costs and operating expenses:
Data communications and telecommunications	87.2	86.6	87.1	86.3
Research and development	2.8	3.3	2.8	3.4
Selling and marketing	3.4	3.0	3.3	3.1
General and administrative	4.1	4.0	4.1	3.8
Depreciation and amortization	1.4	1.8	1.4	1.9

Total costs and operating expenses	98.9	98.7	98.7	98.5
Income from operations	1.1	1.3	1.3	1.5
Interest income	0.4	0.2	0.3	0.3
Interest expense	(0.1)	(1.2)	(0.1)	(1.3)
Other expenses, net	(0.0)	(0.1)	(0.2)	(0.1)
Foreign exchange loss, net	0.1	(0.4)	0.1	(0.3)
Debt conversion premium	—	(0.6)	—	(0.4)
Merger related expenses	(1.2)	—	(0.6)	—

Income before provision for income taxes	0.3	(0.8)	0.8	(0.3)
Provision for income taxes	(0.0)	—	(0.0)	—

Net income	0.3%	(0.8)%	0.8%	(0.3)%

Three Months Ended June 30, 2006 Compared to June 30, 2005

        Net revenue.    Our primary source of revenue is the fees that we charge customers for completing voice and fax calls over our network. Revenue is dependent on the volume of voice and fax traffic carried over our network and revenue from the sale of our prepaid calling services. Our VoIP Trading revenue is dependent on the volume of voice and fax traffic carried over our network, which is measured in minutes. We charge our customers fees, per minute of traffic, that are dependent on the length and destination of the call and recognize this revenue in the period in which the call is completed. Our average revenue per minute ("ARPM") is based upon our total net revenue divided by the number of minutes of traffic over our network for the applicable period. Average revenue per minute is a key telecommunications industry financial measurement. We believe this measurement is useful in understanding our financial performance, as well as industry trends. Although the long distance telecommunications industry has been experiencing declining prices a number of years, due to the effects of deregulation and increased competition, our average revenue per minute can fluctuate from period to period as a result of shifts in traffic over our network to higher priced, or lower priced, destinations.

        Our total net revenue increased by approximately $32.7 million, or 35%, to $127.3 million in Q2 of 2006 from $94.6 million in Q2 of 2005. Traffic carried over our network increased 50% to approximately 2.7 billion minutes in Q2 of 2006 from 1.8 billion minutes in Q2 of 2005. Our ARPM was 4.7 cents per minute in Q2 of 2006 compared to 5.2 cents per minute in Q2 of 2005. Trading revenue increased $24.8 million, or 32%, to $102.5 million in Q2 of 2006 from $77.7 million in Q2 of 2005. We have continued to expand our customer base and increase revenue from consumer VoIP customers, many of which use our PremiumCertified™ service. We currently have more than 40 consumer VoIP customers and revenue from these customers was approximately 10% of total Trading revenue in Q2 of 2006. Retail revenue increased $7.9 million, or 47%, to $24.8 million in Q2 of 2006 from $16.9 million in Q2 of 2005. The increase in Retail revenue reflects the growth we have achieved with the launch of new calling card brands and the strengthening of our distribution network, particularly in southern California. Revenue from our Pingo® calling services, which is part of our Retail revenue, was not material in Q2 of 2006 and Q2 of 2005.

        Sequentially, total net revenue increased approximately $16.5 million, or 15%, in Q2 of 2006 over Q1 of 2006. Trading revenue increased $13.6 million, or 15%, and Retail revenue increased $2.9 million, or 14%, respectively, in Q2 of 2006 over Q1 of 2006.

        Data communications and telecommunications costs.    Data communications and telecommunications costs are composed primarily of termination and circuit costs. Termination costs are paid to local service providers to terminate voice and fax calls received from our network. Termination costs are negotiated with the local service provider. Should competition cause a decrease in the prices we charge our customers and, as a result, a decrease in our profit margins, our contracts, in some cases, provide us with the flexibility to renegotiate the per-minute termination fees. Circuit costs include charges for Internet access at our Internet Central Offices, fees for the connections between our Internet Central Offices and our customers and/or service provider partners, facilities charges for overseas Internet access and phone lines to the primary telecommunications carriers in particular countries, and charges for the limited number of dedicated international private line circuits we use. For our Retail calling services, these costs also include the cost of local and toll free access charges. Our average cost per minute ("ACPM") is based upon our total data communications and telecommunications costs divided by the number of minutes of traffic over our network for the applicable period. We believe this measurement is useful in understanding our financial performance and industry trends.

        Data communications and telecommunications expenses increased by $29.1 million, or 36%, to $111.0 million in Q2 of 2006 from $81.9 million in Q2 of 2005, in line with our growth in total net revenue. Our ACPM was 4.1 cents per minute in Q2 of 2006 compared to 4.6 cents per minute in Q2 of 2005. Data communications and telecommunications expenses were $90.4 million and $20.5 million for our Trading and Retail business segments, respectively, in Q2 of 2006, compared to $68.5 million and $13.4 million for our Trading and Retail business segments, respectively, in Q2 of 2005. As a percentage of total net revenue, data communications and telecommunications expenses were 87.2% in Q2 2006 compared to 86.6% in Q2 of 2005.

        Gross profit.    Total gross profit (net revenue less data communications and telecommunications costs) was $16.3 million, or 12.8%, of net revenue in Q2 of 2006, compared to $12.7 million, or 13.4% of net revenue in Q2 of 2005. Average margin per minute was 0.61 cents per minute in Q2 of 2006, compared to 0.71 cents per minute in Q2 of 2005. The decrease in the year-to-year gross margin percent was primarily a result of a greater mix of lower margin Trading traffic than in the 2005 period. Trading gross profit was $12.1 million, or 11.8% of Trading revenue in Q2 of 2006, compared to $9.3 million, or 11.9% of Trading revenue, in Q2 of 2005. Retail gross profit was $4.2 million, or 17.1% of Retail revenue in Q2 of 2006, compared to $3.4 million, or 20.4% of Retail revenue, in Q2 of 2005.

        Sequentially, total gross profit decreased slightly to 12.8% of total revenue in Q2 of 2006 from 12.9% of total revenue in Q1 of 2006. Trading gross profit was 11.8% of revenues in Q2 of 2006, compared to 11.9% in Q1 of 2006 and Retail gross profit increased slightly to 17.1% of revenues in Q2 of 2006, from to 17.0% in Q1 of 2006, as a result of improved pricing on previously launched prepaid calling card brands.

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

        Research and development expenses were $3.5 million in Q2 of 2006 compared to $3.1 million in Q2 of 2005. Although payroll-related expenses have increased, other expenses, including network hardware and software maintenance costs, have been reduced to partially offset the year-to-year increase. Stock-based compensation included in research and development expense in Q2 of 2006 was $0.1 million. As a percentage of net revenue, research and development expenses decreased to 2.8% in Q2 of 2006 from 3.3% in Q2 of 2005.

        Selling and marketing expenses.    Selling and marketing expenses include expenses relating to the salaries, payroll taxes, benefits and commissions that we pay for sales personnel and the expenses associated with the development and implementation of our promotion and marketing campaigns.

        Selling and marketing expenses increased by $1.4 million, to $4.3 million in Q2 of 2006, from $2.9 million in Q2 of 2005. The increase in expenses primarily relates to additional investments we have made in sales and marketing to support our expanding Trading and Retail businesses. We have added sales personnel in developing regions and have substantially increased our marketing and promotional expenditures, particularly for our Retail business. Stock-based compensation included in sales and marketing in Q2 of 2006 was $0.1 million. As a percentage of net revenue, selling and marketing expenses were 3.4% in Q2 of 2006 from 3.0% in Q2 of 2005.

        General and administrative expenses.    General and administrative expenses include salaries, payroll taxes and benefits, and related costs for general corporate functions, including executive management, finance and administration, legal and regulatory, facilities, information technology and human resources.

        General and administrative expenses increased by $1.5 million to $5.2 million in Q2 of 2006 from $3.7 million in Q2 of 2005. The increase relates to a combination of higher payroll-related expenses, as well as higher professional fees, including legal and accounting. In addition, general and administrative expenses include the fair value of $0.2 million for a warrant issued for investment banking advisory services. Total stock-based compensation and services, including the fair value of the warrant, included in general and administrative expenses in Q2 of 2006 was $0.6 million. As a percentage of net revenue, general and administrative expenses were 4.1% in Q2 of 2006 and 4.0% in Q2 of 2005.

        Depreciation and amortization expenses.    Depreciation and amortization expenses increased by $0.1 million to $1.8 million in Q2 of 2006 compared to $1.7 million in Q2 of 2005. This increase was primarily due to depreciation relating to the addition of new capital equipment deployed into our network in the first half of 2006. As a percentage of net revenue, depreciation and amortization expenses decreased to 1.4% in Q2 of 2006 from 1.8% in Q2 of 2005.

        Interest income.    Interest income was $0.4 million in Q2 of 2006 compared to $0.2 million in Q2 of 2005. The increase reflects the income earned on our higher average year-to-year cash and short-term investment balances.

        Interest expense.    Interest expense in Q2 of 2006 of $0.1 million relates to capital lease obligations. Interest expense in Q2 of 2005 of $1.1 million primarily related to our 6 3/4% Subordinated Convertible Notes and 8% Senior Secured Notes which were converted to common stock between June and September of 2005.

        Other expenses, net.    Other expenses, net were $43,000 and $140,000 in Q2 of 2006 and Q2 of 2005, respectively, and relate mostly to state excise, use and franchise taxes.

        Foreign exchange gain (loss), net.    Foreign exchange gain was $148,000 in Q2 of 2006, compared to a loss of $347,000 in Q2 of 2005. The foreign exchange gain in Q2 2006 was primarily due to the effect of a stronger Euro on our Euro-denominated accounts receivable. The foreign exchange loss in 2005 was primarily due to the effect of a weakening Euro on our Euro-denominated accounts receivable.

        Merger related expenses.    Merger related expenses of $1.5 million relate to transaction costs incurred to date for the pending proposed merger of iBasis with the international wholesale voice business of Royal KPN, N.V. These transaction costs consist primarily of investment banking advisory services, legal and accounting fees. These costs have been expensed as iBasis is not considered the accounting acquirer in this pending merger and the merger is being treated as a reverse acquisition. We expect to incur additional merger related expenses associated with this pending merger, primarily in the Q3 of 2006.

        Provision for income taxes.    The provision for income taxes of $11,000 in Q2 of 2006 represents foreign income taxes on the earnings of our foreign subsidiaries. We did not have a U.S. federal or state tax provision in Q2 of 2006, as we reversed a portion of our valuation allowance against our net deferred tax assets associated with significant net operating loss carry-forwards. In Q2 of 2006, the portion of our valuation allowance reversed was approximately $0.1 million. In Q2, 2005, we did not record a benefit for income taxes relating to our net operating loss carry-forwards as it was more likely than not that this tax benefit would not be realized.

        Net income.    Net income was $0.3 million in Q2 of 2006, or $0.01 per share, compared to a net loss of $0.7 million, or $(0.03) per share, in Q2 of 2005.

Six Months Ended June 30, 2006 Compared to June 30, 2005

        Net revenue.    Our total net revenue increased by approximately $54.9 million, or 30%, to $238.1 million in 2006 from $183.2 million in 2005. Traffic carried over our network increased 34% to approximately 5.0 billion minutes in 2006 from 3.6 billion minutes in 2005. Our ARPM was 4.7 cents per minute in 2006 compared to 5.2 cents per minute in 2005. Trading revenue increased $43.0 million, or 30%, to $191.5 million in 2006 from $148.5 million in 2005. We have continued to expand our customer base and increase revenue from consumer VoIP customers, many of which use our PremiumCertified™ service. We currently have more than 40 consumer VoIP customers and revenue from these customers was approximately 10% of total Trading revenue in 2006. Retail revenue increased $11.8 million, or 34%, to $46.6 million in 2006 from $34.8 million in 2005. The increase in Retail revenue reflects the growth we have achieved with the launch of new calling card brands and the strengthening of our distribution network, particularly in southern California. Revenue from our Pingo® calling services, which is part of our Retail revenue, was not material in 2006 and 2005.

        Data communications and telecommunications costs.    Data communications and telecommunications expenses increased by $49.2 million, or 31%, to $207.4 million in 2006 from $158.2 million in 2005, in line with our growth in total net revenue. Our ACPM was 4.1 cents per minute in 2006 compared to 4.5 cents per minute in 2005. Data communications and telecommunications expenses were $169.4 million and $38.0 million for our Trading and Retail business segments, respectively, in 2006, compared to $129.5 million and $28.7 million for our Trading and Retail business segments, respectively, in of 2005. As a percentage of total net revenue, data communications and telecommunications expenses were 87.1% in 2006 compared to 86.3% in 2005.

        Gross profit.    Total gross profit (net revenue less data communications and telecommunications costs) was $30.7 million, or 12.9%, of net revenue in 2006, compared to $25.1 million, or 13.7% of net revenue in 2005. Average margin per minute was 0.61 cents per minute in 2006, compared to 0.71 cents per minute in 2005. The decrease in the year-to-year gross margin percent was primarily a result of a greater mix of lower margin Trading traffic than in the 2005 period. Trading gross profit was $22.7 million, or 11.9% of Trading revenue in 2006, compared to $18.9 million, or 12.8% of Trading revenue, in 2005. Retail gross profit was $8.0 million, or 17.1% of Retail revenue in 2006, compared to $6.1 million, or 17.6% of Retail revenue, in 2005.

        Research and development expenses.    Research and development expenses increased by $0.5 million, to $6.8 million in 2006 compared to $6.3 million in of 2005. Although payroll-related expenses have increased, other expenses, including network hardware and software maintenance costs, have been reduced to partially offset the year-to-year increase. Stock-based compensation included in research and development expense in 2006 was $0.2 million. As a percentage of net revenue, research and development expenses were 2.8% in 2006 compared to 3.4% in 2005.

        Selling and marketing expenses.    Selling and marketing expenses increased by $2.3 million, to $7.9 million in 2006 compared to $5.6 million in 2005. The increase in expenses primarily relates to additional investments we have made in sales and marketing to support our expanding Trading and Retail businesses. We have added sales personnel in developing regions and have substantially increased our marketing and promotional expenditures, particularly for our Retail business. Stock-based compensation included in sales and marketing in 2006 was $0.2 million. As a percentage of net revenue, selling and marketing were 3.3% in 2006 compared to 3.1% in 2005.

        General and administrative expenses.    General and administrative expenses increased by $2.7 million to $9.8 million in 2006 from $7.1 million in 2005. The increase relates to a combination of higher payroll-related expenses, as well as higher professional fees and an increase of $0.3 million to our allowance for doubtful accounts receivable. In addition, general and administrative expenses include the fair value of $0.2 million for a warrant issued for investment banking advisory services. Total stock-based compensation and services included in general and administrative expenses in 2006 was $0.7 million. As a percentage of net revenue, general and administrative expenses were 4.1% in 2006 and 3.8% in 2005.

        Depreciation and amortization expenses.    Depreciation and amortization expenses decreased by $0.1 million to $3.4 million in 2006 compared to $3.5 million in 2005. As a percentage of net revenue, depreciation and amortization expenses decreased to 1.4% in 2006 from 1.9% in 2005.

        Interest income.    Interest income was $0.8 million in 2006 compared to $0.5 million in 2005. The increase reflects the income earned on our higher average year-to-year cash and short-term investment balances.

        Interest expense.    Interest expense in 2006 of $0.2 million relates to capital lease obligations. Interest expense in 2005 of $2.4 million was primarily related to our 6 3/4% Subordinated Convertible Notes and 8% Senior Secured Notes which were converted to common stock between June and September of 2005, as well interest on relating to capital lease obligations.

        Other expenses, net.    Other expenses, net were $90,000 and $160,000 in 2006 and 2005, respectively, and relate mostly to state excise, use and franchise taxes.

        Foreign exchange gain (loss), net.    Foreign exchange gain was $131,000 in 2006, compared to a loss of $580,000 in 2005. The foreign exchange loss in 2005 was primarily due to the effect of a weakening Euro on our Euro-denominated accounts receivable, whereas the strengthening of the Euro resulted in foreign exchange gains on collections of Euro-denominated accounts receivable in 2006.

        Merger related expenses.    Merger related expenses of $1.5 million relate to transaction costs incurred to date for the pending proposed merger of iBasis with the international wholesale voice business of Royal KPN, N.V. These transaction costs consist primarily of investment banking advisory services, legal and accounting fees. These transaction costs consist primarily of investment banking advisory services, legal and accounting fees. These costs have been expensed as iBasis is not considered the accounting acquirer in this pending merger and the merger is being treated as a reverse acquisition.

        Provision for income taxes.    The provision for income taxes of $11,000 in 2006 represents foreign income taxes on the earnings of our foreign subsidiaries. We did not have a U.S. federal or state tax provision in 2006, as we reversed a portion of our valuation allowance against our net deferred tax assets associated with significant net operating loss carry-forwards. In 2006, the portion of our valuation allowance reversed was approximately $0.7 million. In Q2, 2005, we did not record a benefit for income taxes relating to our net operating loss carry-forwards as it was more likely than not that this tax benefit would not be realized.

        Net income.    Net income was $2.0 million in 2006, or $0.06 per share, compared to a net loss of $0.6 million, or $(0.03) per share, in 2005. The increase in net income was due to the growth in net revenue and gross profit in combination with the elimination of interest on our bond debt which was converted to our common stock between June and September of 2005. This improvement was partially offset by the $1.5 million in merger related expenses incurred to-date.

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

        Net cash provided by operating activities in 2006 was $13.2 million, compared to $6.6 million in 2005. Net cash provided by operating activities in 2006 was largely a result of net income of $2.0 million and non-cash charges for depreciation of $3.4 million, stock-based compensation of $0.9 million and a provision for doubtful accounts receivable of $0.6 million. Net cash provided by operating activities in Q2 of 2005 of $6.6 million was primarily the result of the net loss of $0.5 million, offset by non-cash depreciation charges of $3.4 million and an increase in current liabilities.

        Net cash used in investing activities of $7.9 million in 2006 includes $5.3 million for capital expenditures, primarily for expansion of the iBasis Network. In addition, we used $17.6 million for purchases of short-term marketable investments and received proceeds of $15.1 million from the maturities of short-term marketable investments. Cash used in investing activities in 2005 of $2.4 million consisted of $1.8 million for capital expenditures, $12.9 million for purchases of short-term marketable investments, partially offset by proceeds of $12.4 million from maturities of short-term marketable investments.

        Net cash used in financing activities was $2.7 million in 2006. In Q1 of 2006 we purchased 0.4 million shares of our common stock at a total cost of $2.3 million, under our previously announced stock repurchase program. We did not repurchase any shares of our common stock in Q2 of 2006. A summary of our stock repurchases for the six months ended June 30, 2006 is as follows:

Period	Total Shares Purchased	Average Price Paid per Share
January 1, 2006 – January 31, 2006	58,267	$5.70
February 1, 2006 – February 28, 2006	251,667	$5.94
March 1, 2006 – March 31, 2006	67,167	$6.18

Total	377,101	$5.94

        In February 2006, we increased our stock repurchase program to $15 million. As of March 31, 2006, cumulatively we had purchased a total of 0.7 million shares at a total cost of $4.1 million, leaving $10.9 million remaining for repurchases under this program.

        In 2006, capital lease payments were $0.8 million and proceeds from the exercise of employee stock options were $0.4 million. Net cash used in financing activities in 2005 was $1.0 million and consisted of $0.9 million used for the redemption of the remaining 5 3/4% Convertible Subordinated Notes, $0.5 million in debt conversion premiums and $0.6 million for capital lease payments. In addition, we received proceeds of $0.9 million for the exercise of 0.5 million warrant shares to purchase our common stock in 2005.

        We had no borrowings under our $15.0 million bank line of credit at June 30, 2006 or December 31, 2005. We had issued outstanding letters of credit of $2.6 million and $2.4 million at June 30, 2006 and December 31, 2005, respectively.

        At our Annual Meeting held on May 2, 2006, our shareholders approved an amendment to our certificate of incorporation to allow us to effect a reverse stock split of our common stock to increase our per-share market price for the purpose of achieving compliance with the listing requirements of the NASDAQ National Market. On May 3, 2006, we affected a one-for-three reverse stock split resulting in our issued and outstanding shares being reduced from approximately 99,375,000 shares to approximately 33,125,000 shares. As of that date, each three shares of our issued and outstanding shares of common stock was automatically combined, converted and changed into one share of our common stock. Our application to NASDAQ for the listing of our common stock on the NASDAQ National Market was accepted and on June 21, 2006, we began trading on the NASDAQ National Market under the stock symbol "IBAS".

        On June 21, 2006, we announced the signing of a definitive agreement to merge the international wholesale voice business of Royal KPN N.V. ("KPN") into iBasis. Pursuant to the agreement, we will acquire KPN's subsidiary KPN Global Carrier Services and receive $55 million in cash in exchange for newly-issued shares of our common stock representing 51% of our issued and outstanding shares of common stock and outstanding in-the-money stock options warrants, or approximately 40 million shares. As of June 30, 2006, the newly-issued shares to KPN would represent approximately 55% of our issued and outstanding common shares. Our shareholders of record immediately prior to closing will receive a cash dividend of $113 million immediately following closing. In connection with payment of the dividend, outstanding common stock options will be adjusted to preserve their value.

        Although we will be legally issuing shares of our common stock KPN Global Carrier Services, after the merger is completed, the former sole stockholder of KPN Global Carrier Services (a subsidiary of KPN), will hold a majority of our outstanding common stock. Accordingly, for accounting and financial reporting purposes, we will be treated as the accounting acquiree. Under the purchase method of accounting, our assets and liabilities will be, as of the date of the merger, recorded at their fair value and added to the historical assets and liabilities of KPN Global Carrier Services, including any amount for goodwill representing the difference between the deemed purchase price of iBasis and the fair value of our identifiable net assets. We have incurred merger related expenses of $1.5 million to date, consisting primarily of investment banking advisory services, legal and accounting fees. We expect to incur additional merger related transaction costs of at least $0.8 million to $1.2 million, primarily in the third quarter of 2006, before the completion of the pending merger. Such amounts have been expensed because we are the accounting acquiree.

        The transaction, which is subject to customary closing conditions, including regulatory approvals and the approval of iBasis shareholders, is expected to be completed before the end of 2006.

        On June 30, 2006, the Federal Communications Commission announced the results of a Notice of Proposed Rulemaking, which would require providers of prepaid calling cards that utilize Internet Protocol to contribute to the Universal Service Fund (USF) and pay other regulatory fees. In connection with its Retail business, the Company plans to absorb or pass along such fees, which based on current traffic mix equal approximately 1.8% of revenue. The FCC ruling would also impose the fees on a retroactive basis, which we plan to contest. As of June 30, we estimate that the maximum potential retroactive charge would be approximately $2.6 million. If not stayed, the order could become effective during the fourth quarter.

        We anticipate that the June 30, 2006 balance of $49.4 million in cash, cash equivalents and short-term marketable investments, together with cash flow generated from operations, will be sufficient to fund our operations, and capital expenditures for at least the next twelve months. We currently do not have any plans to make additional purchases of shares of our common stock under our stock repurchase program. We currently expect our capital asset expenditures for the year ended December 31, 2006 will be between $10 million and $12 million.

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

Contractual Obligations

        The following table summarizes our future contractual obligations as of June 30, 2006:

	Payment Due Dates
	Total	Less than 1 Year	1 to 2 Years	2 to 3 Years	3 to 5 Years	After 5 Years
	(In thousands)
Capital lease obligations, including interest	$3,332	$1,866	$1,276	$190	$—	$—
Operating leases	7,433	2,416	1,785	1,676	1,556	—

Total	$10,765	$4,282	$3,061	$1,866	$1,556	$—

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

        Our investments in commercial paper and debt instruments are subject to interest rate risk, but due to the short-term nature of these investments, changes in interest rates would not have a material impact on their value at June 30, 2006. Our primary interest rate risk is the risk on borrowings under our line of credit agreements, which are subject to interest rates based on the bank's prime rate. A change in the applicable interest rates would also affect the rate at which we could borrow funds or finance equipment purchases. Our capital lease obligations are fixed rate debt. A 10% change in interest rates would not have a material impact on interest expense associated with our line of credit agreement.

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

        As of June 30, 2006, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Rule 13a—15(b) promulgated under the Exchange Act. Based upon that evaluation, the Company's management, including its Chief Executive Officer and its Chief Financial Officer, concluded that the Company's disclosure controls and procedures are effective in ensuring that material information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, including ensuring that such material information is accumulated and communicated to the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting.

        During the quarter ended June 30, 2006, there have not been any changes in the Company's internal controls over financial reporting that have materially affected, or are likely to materially affect, the Company's internal control over financial reporting.

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

        We have received claims including lawsuits from estates of bankrupt companies alleging that we received preferential payments prior to such companies' bankruptcy filing. We may be required to return amounts received from subsequent bankrupt entities. We intend to employ all available defenses in contesting such claims or, in the alternative settle such claims. The results of any suit or settlement may have a material adverse affect on our business.

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

        While the FCC has traditionally maintained an informal policy that information service providers, including VoIP providers, are not telecommunications carriers for regulatory purposes, various entities have challenged this idea before the FCC and at various state government agencies. In 2004, the FCC ruled that certain traffic AT&T carried in part utilizing an Internet protocol format was nonetheless regulated telecommunications for which terminating access charges were due. The FCC subsequently found that AT&T's prepaid calling cards, which AT&T had claimed as an enhanced, non-regulated offering, constituted traditional telecommunications for which universal service subsidies are due. In so doing, the FCC imposed such liability retroactively, and ruled that similarly situated carriers must also fulfill reporting and contribution requirements for universal service funding. The FCC recently released an order regarding several related topics, including regulation of prepaid calling cards and the extent that Internet protocol capabilities insulate such offerings from traditional regulation, the extent to which wholesale and other VoIP offerings may be subject to access charges or eligible for interconnection with incumbent networks, and proceedings covering IP-enabled services and Universal Service subsidies more generally. In this ruling, the FCC clarified that certain prepaid calling cards using VoIP are traditional telecommunications products and are subject to regulation as a telecommunications service, including the payment of access charges and contribution to Universal Service subsidies. In this order, the FCC stated that this clarification would be applied retroactively for these prepaid calling cards, but did not explicitly require carriers to pay arrearages on these subsidies and charges. In the event of an audit from the Universal Service Administrator or complaint from a local access provider, we could be subject to arrearages for Universal Service subsidies or access charges. Further, as regulated telecommunications, our prepaid calling cards would be subject to additional obligations including those relating to complying with law enforcement and wire-tapping orders.

        In addition, to the extent that this order can be used by a state regulatory authority to claim that our service is traditional telecommunications service, we could be subject to licensing requirements and additional fees and subsidies from the state regulatory authorities.

        We believe that our interstate transport products qualify for the enhanced service provider ("ESP") exemption for federal universal service fund contributions because it provides a VoIP information service, that is not an interconnected VoIP service under the FCC's rules. Nevertheless, while reserving rights to claim the ESP exemption, we have decided to contribute to the federal universal service fund as of January 1, 2005 on our interstate VoIP transport revenues.

        The IRS and the U.S. Department of Treasury have issued a notice of proposed rulemaking suggesting that VoIP calls may be subject to a 3% federal excise tax which could affect our competitiveness.

        We have offered our prepaid international calling card services on a wholesale basis to international carrier customers, and others, some of which provide these services to end-user customers, enabling them to call internationally over The iBasis Network from the U.S. We participate in selling and marketing such cards through a network of distributors on a retail basis. Further, we also offer a web- based prepaid card offering. Although the calling cards are not primarily used for domestic interstate or intrastate use, we have not blocked the ability to place such calls or required our wholesale customers or distributors to show evidence of their compliance with U.S. and state regulations. As a result, there may be domestic use of the cards. Because we provide services that are primarily wholesale and/or international, we do not believe that we are subject to federal or state telecommunications regulation for the possible uses of these services described here and, accordingly, we have not obtained state licenses, filed state or federal tariffs, posted bonds, or undertaken other possible compliance steps. We have also been questioned by regulators about our offerings. Under current standards and recent FCC decisions, the FCC and state regulatory authorities may not agree with our position. If they do not, we could be penalized, become subject to regulation at the federal and state level for these services, and could become subject to licensing and bonding requirements, federal and state fees and taxes, and other laws, all of which could materially affect our business.

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

In addition to the proposed transaction with KPN, we may undertake strategic acquisitions or dispositions, or may be the target of similar strategic initiatives, that could be difficult to integrate or could damage our business.

        In addition to the proposed transaction with KPN, we may acquire additional businesses and technologies that complement or augment our existing businesses, services and technologies. We may also be subject to or participate in strategic activities by others that result in a transfer of control of our assets or control of our outstanding shares of stock. We may need to raise additional funds through public or private debt or equity financing or issue more shares to affect such activities, which may result in dilution for shareholders and the incurrence of indebtedness. We may have difficulty integrating any additional businesses into our existing business and the process of any acquisitions or subsequent integration could divert management's attention and expend our resources. We may not be able to operate acquired businesses profitably or otherwise implement our growth strategy successfully.

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

        Continued use of certain technology by us requires that we purchase new or additional licenses from third parties or, in some cases, avail ourselves of "shareware" or otherwise available open source code. We may not be able to obtain those third-party licenses needed for our business or the technology and software that we do have may not continue to be available to us on commercially reasonable terms or at all. The loss or inability to maintain or obtain upgrades to any such technology or software could result in delays or breakdowns in our ability to continue developing and providing our services or to enhance and upgrade our services.

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

        Our technology is complex and is susceptible to errors, defects or performance problems, commonly called "bugs". Although we regularly test our software and systems extensively, we can not ensure that our testing will detect every potential bug. Any such bug could materially adversely affect our business.

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

Risks Related to the Proposed Transaction with KPN

Our Company may not be able to timely and successfully integrate KPN's international wholesale voice business with our operations, and thus we may fail to realize all of the anticipated benefits of the proposed transaction.

        Integration of KPN's international wholesale voice business into our business will be a complex, time consuming and costly process. Failure to timely and successfully integrate these operations may have a material adverse effect on the combined company's business, financial condition and results of operations. The difficulties of combining these businesses will present challenges to the combined company's management, including:

  •
  experiencing operational interruptions or the loss of key employees, customers or suppliers;

  •
  operating a significantly larger combined company with operations in geographic areas in which we have not previously operated on a stand-alone basis; and

  •
  consolidating corporate and administrative functions.

        The combined company will also be exposed to other risks that are commonly associated with transactions similar to this proposed transaction, such as unanticipated liabilities and costs, some of which may be material, and diversion of management's attention. As a result, the anticipated benefits of the merger of KPN's international wholesale voice business into our Company, including anticipated synergies, may not be fully realized, if at all.

We may not be able to obtain approval from our shareholders to issue shares constituting 51% of our common stock to KPN, which is required by the Markeplace Rules of Nasdaq.

        Because our common stock is listed on The Nasdaq Stock Market, we are subject to the Marketplace Rules of Nasdaq. Under Nasdaq Rule 4350(i), the issuance of shares constituting 51% of our common stock to KPN requires the approval of the holders of a majority of the shares of common stock voted on such proposal prior to their issuance to KPN. In addition, such approval by our shareholders of the issuance of the Transaction Shares is a condition to the obligations of the parties to close the proposed transaction. We may not be able to obtain such approval from our shareholders, and therefore, we may not be able to close the proposed transaction.

The transactions contemplated by the share purchase and sale agreement may not be consummated even if shareholder approval for the proposed transaction is obtained.

        The share purchase and sale agreement contains conditions that, if not satisfied or waived, would result in the proposed transaction not occurring, even though our shareholders may have voted in favor of the issuance of shares to KPN. In addition, KPN and our Company can agree not to consummate the transactions even if shareholder approval has been received. The closing conditions to the proposed transaction may not be satisfied, and any unsatisfied conditions may not be waived, which may cause the proposed transaction not to occur.

While the share purchase and sale agreement is in effect, we may be limited in our ability to pursue other attractive business opportunities.

        Under certain circumstances, in connection with the termination of the share purchase and sale agreement, we will be required to pay KPN a termination fee of $10,000,000 plus additional amounts for reimbursement of expenses. Such fees are intended to provide a financial incentive for us to seek to complete the proposed transaction.

        We have also agreed to refrain from taking certain actions with respect to our business and financial affairs pending completion of the proposed transaction or termination of the share purchase and sale agreement. These restrictions and no-solicitation provisions contained in the share purchase and sale agreement could be in effect for an extended period of time if completion of the proposed transaction is delayed.

        In addition to the economic costs associated with pursuing the proposed transaction, our management is devoting substantial time and other human resources to the proposed transaction and related matters, which could limit our ability to pursue other attractive business opportunities, including potential joint ventures, stand-alone projects and other transactions. If we are unable to pursue such other attractive business opportunities, then our growth prospects and the long-term strategic position of our business and the combined business could be adversely affected.

Regulatory agencies may delay approval of the proposed transaction, which may diminish the anticipated benefits of the proposed transaction.

        Completion of the proposed transaction with KPN is conditioned upon the receipt of required governmental consents, approvals, orders and authorizations. Although KPN and our Company intend to pursue vigorously all required governmental approvals, the requirement to receive these approvals before the consummation of the proposed transaction could delay the completion of the proposed transaction, possibly for a significant period of time after our shareholders have approved the issuance of shares to KPN. Any delay in the completion of the proposed transaction could diminish anticipated benefits of it or result in additional transaction costs, loss of revenue or other effects associated with uncertainty about the transaction. In addition, until the proposed transaction is completed, the attention of management may be diverted from ongoing business concerns and regular business responsibilities to the extent management is focused on matters relating to the transaction, such as obtaining regulatory approvals.

Following the closing of the proposed transaction with KPN, KPN will own a majority of the shares of our common stock, and we will be a controlled company within the meaning of Nasdaq Marketplace Rules.

        Following the closing of the proposed transaction with KPN, KPN will own in excess of 51% of the outstanding shares of our common stock, which will make it difficult to complete some corporate transactions without KPN's support.

        In addition, because KPN will be deemed to beneficially own, in the aggregate, more than 50.0% of our common stock, after the closing of the transaction, we will be a "controlled company" within the meaning of Nasdaq Marketplace Rule 4350(c)(5). As a result, the Company is exempt from Nasdaq rules that require listed companies to have (i) a majority of independent directors on the Board of Directors, (ii) a compensation committee and nominating committee composed solely of independent directors, (iii) the compensation of executive officers determined by a majority of independent directors or a compensation committee composed solely of independent directors, and (iv) a majority of the independent directors or a nominating committee composed solely of independent directors elect or recommend director nominees for selection by the Board of Directors. Furthermore, as part of the proposed transaction, our by-laws will be amended to provide KPN certain board representation rights and certain veto rights. As a result of these changes, and KPN's majority holdings, after the Closing KPN will have the ability to control the outcome of all matters submitted to our stockholders for approval. We cannot assure you that the interests of KPN will be consistent with the interests of other holders of our common stock, or that KPN will vote its shares of common stock, or exercise its veto rights, in a manner that benefits other holders of our common stock.

        Finally, KPN's ownership of 51% of the shares of our common stock could discourage the acquisition of our common stock by potential investors and could have an anti-takeover effect, possibly depressing the trading price of our common stock.

KPN may sell all or a substantial portion of the shares it acquires in this potential transaction at any time in the future, which could cause the market price of our common stock to decline.

        We have not entered into any lock-up agreement with KPN as part of the proposed transaction. As a result, following the closing of the transaction with KPN, the sale, or the possibility of a sale, by KPN of all or a substantial number of its shares in the public market could cause the market price of our common stock to decline. The sale of a substantial number of shares or the possibility of such a sale also could make it more difficult for us to sell our common stock or other equity securities in the future at a time and at a price that we deem appropriate.

Following the closing of the transaction, we will have less available cash and our liquidity may be adversely affected.

        We will pay to our shareholders a dividend in an aggregate amount of $113,000,000 promptly following the closing of the proposed transaction. The funds used to pay the dividend will come from cash on hand and the proceeds of the proposed transaction. Also, under the terms of outstanding warrants for our common stock, upon exercise of such warrants after the closing of the proposed transaction, the holders of the warrants shall be entitled to receive payment of an amount in cash equal to the amount such holder would have received in connection with the dividend payment if such warrants had been exercised immediately prior to the closing of the proposed transaction, in addition to the number of shares of common stock issuable upon such exercise. These exercises could result in the Company being required to pay up to an additional $8.6 million in connection with such exercises.

        Furthermore, in connection with the merger of KPN's international wholesale voice business into our Company, we expect that we will assume certain short-term liabilities associated therewith which exceed the cash and short-term assets that such business will bring.

        Each of the foregoing events will have an adverse effect on our cash reserves and could significantly compromise our liquidity after the Closing, which could result in us having to increase borrowings (which may not be available, or may be available only at significant cost), dispose of assets out of the ordinary course of business, or forego business opportunities that would otherwise be attractive.

Item 4. Submission of Matters to a Vote of Security Holders

        At the Company's Annual Meeting of Shareholders held on May 2, 2006, shareholders re-elected Gordon VanderBrug and David Lee as Class 1 directors to serve a three-year term. The shareholders also ratified and appointed Deloitte & Touche LLP as independent auditors for the Company. In addition, shareholders approved an amendment to the Company's Amended and Restated Certificate of Incorporation to allow our Board of Directors to effect a reverse stock split. The ratio of the reverse stock split approved by the shareholders ranged from one-for-two to one-for-six and one half. Subsequent to the Annual Meeting, the Board of Directors approved a one-for-three reverse stock split that became effective May 3, 2006.

        The results of the shareholder vote is as follows:

Election of Class 1 Directors:	For	Withheld
Gordon VanderBrug	85,311,115	182,231
David Lee
	For	Against	Abstain	No Vote
Approval of Amendment to the Company's Certificate of Incorporation to effect a reverse stock split	84,630,202	700,272	162,872	—

Item 6—Exhibits

        (A)    Exhibits:

10.1	Share Purchase and Sale Agreement between iBasis, Inc. and KPN Telecom B.V., dated as of June 21, 2006.
31.1	Certificate of iBasis, Inc. Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certificate of iBasis, Inc. Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certificate of iBasis, Inc. Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certificate of iBasis, Inc. Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

iBasis, Inc.
August 9, 2006	By:	/s/ RICHARD TENNANT Richard Tennant Vice President and Chief Financial Officer (Authorized Officer and Principal Accounting Officer)