Form 10-Q
period 2006-09-30
IBASIS INC
filed 2007-06-12
CIK 1091756

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

The number of outstanding shares of common stock of the Company on May 31, 2007 was 33,467,841 shares.

Explanatory Note

In this Quarterly Report on Form 10-Q (“Form 10-Q”), we are restating our condensed consolidated balance sheet as of December 31, 2005, our condensed consolidated statements of operations for the three and nine months ended September 30, 2005 and our condensed consolidated statement of cash flows for the nine months ended September 30, 2005.

Previously filed annual reports on Form 10-K and quarterly reports on Form 10-Q affected by the restatement have not been amended and should not be relied on.

 The restatement of our consolidated financial statements reflects:

i)                                         stock-based compensation expense not previously recorded for certain stock option grants for which we used an incorrect measurement date for accounting purposes;

ii)                                      tax-related adjustments resulting from the above errors in stock option accounting; and

iii)                                   the recording of previously unrecorded adjustments not related to accounting for stock options that were previously deemed to be immaterial to our historical consolidated financial statements.

During the quarter ended September 30, 2006 our Board of Directors formed a Special Committee of independent directors to commence a voluntary investigation of our historical stock option grants and practices. The Special Committee concluded that the appropriate measurement dates for determining the accounting treatment of certain historical stock option grants differed from the measurement dates used by us in preparing our consolidated financial statements. Because the exercise prices at the originally stated grant dates, in certain cases, were lower than the prices on the revised measurement dates, we determined we should have recognized material amounts of stock-based compensation expense which were not accounted for in our previously issued consolidated financial statements. The Special Committee also found that in a number of instances the date and exercise price of option grants had been determined with hindsight to provide a more favorable price for such grants.

As a result, we have determined revised measurement dates for certain stock option grants and have recorded total additional stock-based compensation expense of $10.0 million for the years ended December 31, 2000 through 2005, and $0.1 million for the first two quarters of 2006. A summary of additional stock-based compensation expense, by period, with the most significant stock option grants shown separately, is as follows:

(000’s)	Year Ended December 31,						Total	Three Months Ended March 31,	Six Months Ended June 30,
Grant Date	2000	2001	2002	2003	2004	2005		2006	2006
May 25, 2000	$1,540	$2,699	$3,028	$281	$135	$—	$7,683	$—	$—
Nov. 15, 2001			554	391	39	39	1,023
Aug. 11, 2003				47	185	162	394	20	40
All other grants	118	186	196	92	144	136	872	15	52
Total	$1,658	$2,885	$3,778	$811	$503	$337	$9,972	$35	$92

As a result of determining revised measurement dates, we have also recorded payroll withholding tax related adjustments for certain options previously classified as Incentive Stock Option (“ISO”) grants under the Internal Revenue Service Code of 1986, as amended (“the Code”). Such options were determined to have been granted with an exercise price below the fair market value of our common stock on the revised measurement date. As a result, such options do not qualify for ISO tax treatment. The disqualification of ISO classification and the resulting conversion to Non-qualified Stock Option status results in additional withholding taxes on exercise of such options. We have accordingly recorded a tax liability of $0.5 million as of September 30, 2006 in connection with the disqualification of such ISO tax treatment.

In addition, as a result of the change in the measurement dates of certain stock option grants, certain options vesting subsequent to December 2004 result in non-qualified deferred compensation for purposes of Section 409A of the Code, and holders are subject to an excise tax on the value of the options in the year in which they vest. We have concluded that it is probable that we will implement a plan to assist the affected employees for the amount of this tax, or adjust the terms of the original option grant, which would also have financial statement ramifications.

In those instances where the approval date of the stock option grant could not be determined with certainty, or the terms of the option grant, including exercise price and number of shares were not final on the determined date of approval, we used a consistent methodology to determine the most likely measurement date of the option grant. In determining a measurement date, we considered

i

the date by which both approval of the stock option grant had been obtained and the terms of the option grant, including exercise price and number of shares, were final.

For each of our past stock option grants, we determined a measurement date using the following criteria:

1)              For stock option grants approved at a meeting of either our Board of Directors or our Compensation Committee and evidenced by meeting minutes, the date of the meeting was determined to be the measurement date, provided the terms of the option grant, including exercise price and number of shares, were final on the date of the meeting.

2)              For stock option grants approved by the members of our Compensation Committee through the process of signing unanimous written consents (“UWCs”), the following criteria were used to determine the measurement date of the grant:

a)              If there was evidence of the date of signature for all of our Compensation Committee members, the date that the last Compensation Committee member signed the UWC was determined to be the measurement date, provided the terms of the option grant, including exercise price and number of shares, were final on that date;

b)             If there was evidence of the date of signature for all of our Compensation Committee members, other than our Chief Executive Officer when he was a member of the Compensation Committee, the date that the last Compensation Committee member signed the UWC was determined to be the measurement date, provided the terms of the option grant, including exercise price and number of shares, were final on that date.

3)              If there was no evidence that grants were approved through the process of signing UWCs, or there was no evidence as to the date of the signatures on the UWCs by Compensation Committee members we considered email evidence to support the approval date.

We determined the measurement date based on the date of statements made in email correspondence that indicated that the stock option grant had been approved by all of the members of our Compensation Committee, provided the terms of              the option grant, including exercise price and number of shares, were final on that date. We considered emails from our Compensation Committee members indicating the date of approval of the option grant and/or mails from our legal or human resources personnel indicating the date of approval of the option grant.

4)              If there was a Form 3 or Form 4 filing associated with the option grant, we used the following criteria to determine the measurement date of the grant:

a)              If an officer or director required to file reports under Section 16 of the Securities and Exchange Act of 1934, as amended, filed on Form 3 or Form 4, we determined the measurement date to be the date that the Form 3 or Form 4 was filed.

b)             If employees who were not Section 16 officers were included in the grant with Section 16 officers who filed a Form 3 or Form 4 and the number of shares attributable to employees who were not Section 16 officers were determined with finality at the time of the filing, we determined the measurement date to be the filing date of the Form 3 or Form 4 as it provided finality as to the exercise price.

5)              If we did not have any corroborating evidence to indicate the date the stock option grant had been approved by all of the members of our Compensation Committee, and the filing of a Form 3 or Form 4 was not applicable, we looked for evidence that indicated the date on which the UWC was sent for signature, via email or fax, from us to our Compensation Committee members. If this evidence existed, we analyzed the number of days it took for our Compensation Committee members to return the signed UWCs. A range of response time was determined by individual Compensation Committee member and used to develop a response time range for the Compensation Committee, as a group, during specific periods, as the composition of the Compensation Committee members changed over time. Based on this analysis, four different ranges were determined. The range of response times from Compensation Committee members varied from a minimum of 1 to 2 days, for which there was one instance, to a maximum of 0 to 91 days, for which there were two instances. Based on the range of response time, we determined the measurement date to be the last day of the response time period, provided the option terms were final on this date, as this is the date we have determined is the date by which approval is most likely to have been obtained.

6)              In instances where there was no evidence of the approval of the grant and/or finality of the option recipients and grant terms, we determined the measurement date based on the last date of entry for these stock options into our stock option tracking system. This date was deemed to be the most likely approval date as our policy and historical practice was to enter stock option grants into our stock option tracking system only after we believed that the option grants had been approved.

The restatement of prior period financial statements also includes adjustments for other errors that were not previously recorded because we believed the amount of any such errors, both individually and in the aggregate, were not material to our historical consolidated financial statements. Such errors primarily related to the recording of deferred income, classification of reserves for customer disputes, adjustments to accruals, and fixed asset depreciation.

The following is a summary of the effects on net income of the adjustments related to the above errors (in thousands):

Year Ended December 31,	Stock based compensation and related payroll tax withholding adjustments	Other adjustments	Total
	Increase (decrease) to net loss
2000	$1,661	$78	$1,739
2001	2,885	98	2,983
2002	3,778	(420)	3,358
2003	822	574	1,396
2004	613	175	788
2005	459	(97)	362
Total	$10,218	408	$10,626

	Decrease (increase) to net income
Three months ended March 31, 2006	63	(45)	18
Three months ended June 30, 2006	100	(74)	27

iBASIS, INC.
Index

Part I—Financial Information

Item 1.  Financial Statements

iBasis, Inc.
Condensed Consolidated Balance Sheets
(unaudited)

	September 30, 2006	December 31, 2005
		(as restated)(1)
	(in thousands, except per share data)
Assets
Cash and cash equivalents	$26,185	$27,478
Short-term marketable investments	26,750	16,936
Accounts receivable, net of allowance for doubtful accounts of $2,382 and $2,507, respectively	56,779	47,321
Prepaid expenses and other current assets	3,999	2,676
Total current assets	113,713	94,411
Property and equipment, at cost:
Network equipment	45,248	53,434
Equipment under capital lease	4,917	4,917
Computer software	10,672	10,353
Leasehold improvements	4,840	6,697
Furniture and fixtures	1,009	1,049
	66,686	76,450
Less: Accumulated depreciation and amortization	(52,484)	(65,033)
Property and equipment, net	14,202	11,417
Other assets	340	323
Total assets	$128,255	$106,151
Liabilities and Stockholders’ Equity
Accounts payable	$44,647	$27,796
Accrued expenses	32,074	24,705
Deferred revenue	9,872	9,517
Current portion of long-term debt	1,595	1,598
Total current liabilities	88,188	63,616
Long term debt, net of current portion	1,033	2,216
Other long term liabilities	864	916
Commitments and contingencies (Note 9)	—	—
Stockholders’ equity:
Common stock, $0.001 par value, authorized — 170,000 shares; issued — 34,284 and 34,112 shares, respectively	34	34
Treasury stock; 1,069 and 691, respectively, at cost	(4,358)	(2,091)
Additional paid-in capital	485,614	483,771
Deferred compensation	—-	(250)
Accumulated other comprehensive income (loss)	1	(17)
Accumulated deficit	(443,121)	(442,044)
Total stockholders’ equity	38,170	39,403
Total liabilities and stockholders’ equity	$128,255	$106,151

(1)             See Note 2, “Restatement of Condensed Consolidated Financial Statements,” of the Notes to Condensed Consolidated Financial Statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

iBasis, Inc.
Condensed Consolidated Statements of Operations
(unaudited)

	Three Months Ended September 30,
	2006	2005
		(as restated)(1)
	(in thousands, except per share data)
Net revenue	$133,470	$94,644
Costs and operating expenses:
Data communications and telecommunications (excluding depreciation and amortization)	117,858	83,143
Research and development	3,277	3,103
Selling and marketing	4,281	3,018
General and administrative	7,300	4,074
Depreciation and amortization	1,810	1,568
Write-off of leasehold improvements	1,047	—
Restructuring costs	105	135
Merger related expenses	1,244	—
Total cost and operating expenses	136,922	95,041

Loss from operations	(3,452)	(397)

Interest income	508	294
Interest expense	(71)	(128)
Other expenses, net	(49)	(40)
Foreign exchange gain (loss), net	58	(174)
Debt conversion premiums and transaction costs	—	(1,314)
Loss before provision for income taxes	(3,006)	(1,759)

Provision for income taxes	(11)	—
Net loss	$(3,017)	$(1,759)

Net loss per share:
Basic	$(0.09)	$(0.06)
Diluted	$(0.09)	$(0.06)

Weighted average common shares outstanding:
Basic	33,187	29,641
Diluted	33,187	29,641

(1)             See Note 2, “Restatement of Condensed Consolidated Financial Statements,” of the Notes to Condensed Consolidated Financial Statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

iBasis, Inc.
Condensed Consolidated Statements of Operations
(unaudited)

	Nine Months Ended September 30,
	2006	2005
		(as restated)(1)
	(in thousands, except per share data)
Net revenue	$371,573	$277,897
Costs and operating expenses:
Data communications and telecommunications (excluding depreciation and amortization)	325,301	241,318
Research and development	10,072	9,444
Selling and marketing	12,142	8,667
General and administrative	16,985	11,341
Depreciation and amortization	5,162	4,923
Write-off of leasehold improvements	1,047	—
Restructuring costs	282	135
Merger related expenses	2,786	—
Total cost and operating expenses	373,777	275,828

(Loss) income from operations	(2,204)	2,069

Interest income	1,370	758
Interest expense	(260)	(2,490)
Other expenses, net	(139)	(200)
Foreign exchange gain (loss), net	189	(754)
Debt conversion premiums and transaction costs	—	(1,975)
Loss before provision for income taxes	(1,044)	(2,592)

Provision for income taxes	(33)	—
Net loss	$(1,077)	$(2,592)

Net loss per share:
Basic	$(0.03)	$(0.11)
Diluted	$(0.03)	$(0.11)

Weighted average common shares outstanding:
Basic	33,192	24,433
Diluted	33,192	24,433

(1)             See Note 2, “Restatement of Condensed Consolidated Financial Statements,” of the Notes to Condensed Consolidated Financial Statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

iBasis, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended September 30,
	2006	2005
		(as restated)(1)
	(in thousands)
Cash flows from operating activities:
Net loss	$(1,077)	$(2,592)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	5,162	4,923
Restructuring costs	282	135
Amortization of deferred debt financing costs	—	177
Increase to allowance for doubtful accounts	2,427	600
Stock-based compensation and services	1,508	269
Amortization of discount on short-term marketable securities	129	(115)
Non-cash debt conversion premium	—	115
Write-off of leasehold improvements	1,047	—
Changes in assets and liabilities:
Accounts receivable	(11,885)	(10,190)
Prepaid expenses and other current assets	(1,323)	(759)
Other assets	(17)	(5)
Accounts payable	14,761	3,027
Accrued expenses	7,088	10,501
Deferred revenue	355	2,139
Other long term liabilities	(52)	(116)
Net cash provided by operating activities	18,405	8,109

Cash flows from investing activities:
Purchases of property and equipment	(6,904)	(2,723)
Purchases of available-for-sale short-term marketable investments	(35,925)	(21,295)
Maturities of available-for-sale short-term marketable investment	26,000	15,916
Net cash used in investing activities	(16,829)	(8,102)

Cash flows from financing activities:
Repurchases of common stock	(2,267)	—
Payments of principal on capital lease obligations	(1,186)	(889)
Redemption of 5¾% Convertible Subordinated Notes	—	(895)
Debt conversion premium	—	(1,860)
Proceeds from exercise of warrants	—	2,422
Proceeds from exercises of common stock options	585	222
Net cash used in financing activities	(2,868)	(1,000)
Effect of exchange rate changes on cash and cash equivalents	(1)	—
Net decrease in cash and cash equivalents	(1,293)	(993)
Cash and cash equivalents, beginning of period	27,478	20,928
Cash and cash equivalents, end of period	$26,185	$19,935

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$260	$2,539

Supplemental disclosure of non-cash investing activities:
Purchases of property and equipment in accounts payable at end of period	$178	$—
Merger related expenses incurred but not yet paid	$1,689	$—
Supplemental disclosure of non-cash financing activities:
Conversion of 6¾% Convertible Subordinated Notes to common stock	$—	$35,944
Conversion of 8% Secured Convertible Notes to common stock	$—	$29,000
Equipment acquired under capital lease obligations	$—	$2,387

(1)             See Note 2, “Restatement of Condensed Consolidated Financial Statements,” of the Notes to Condensed Consolidated Financial Statements.

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

Proposed Transaction with KPN Telecom B.V., a subsidiary of Royal KPN N.V.

On June 21, 2006, we announced that we had entered into a Share Purchase and Sale Agreement with KPN Telecom B.V., a private limited liability company organized under the laws of The Netherlands (“KPN”).  Pursuant to the Share Purchase and Sale Agreement, we will acquire the shares of two subsidiaries of KPN and receive $55 million in cash in exchange for newly-issued shares of our common stock representing, on a post issuance basis, 51% of our issued and outstanding shares of common stock and outstanding in-the-money stock options warrants, or approximately 40 million shares.  As of September 30, 2006, the newly-issued shares to KPN would represent approximately 55% of our issued and outstanding common shares.   The two entities which we are acquiring from KPN encompass KPN’s international wholesale voice business.

Upon the completion of the foregoing transactions, we will pay a dividend in the aggregate amount of $113 million on a pro rata basis to those persons who are shareholders of iBasis of record on the date immediately prior to the date of the closing of the transactions contemplated by the share purchase and sale agreement. In connection with payment of the dividend, we will adjust the exercise price and number of shares to be issued upon exercise of our outstanding common stock options to preserve their value.

On April 27, 2007, we announced that the Company and KPN had amended the share purchase and sale agreement to extend the outside date for completion of the transaction from April 30, 2007 to October 31, 2007. Previously, in December 2006, we announced that the Company and KPN had extended the outside date for completion of the agreement from December 31, 2006 to April 30, 2007.  The proposed transaction is subject to customary closing conditions and the approval of iBasis shareholders.

Although we will be legally acquiring the two subsidiaries of KPN, after the transaction is completed KPN will hold a majority of our outstanding common stock. Accordingly, for accounting and financial statement purposes, the transaction will be treated as an acquisition of iBasis by KPN under the purchase method of accounting.  Under the purchase method of accounting, our assets and liabilities will be, as of the closing date of the transaction, recorded at their fair value and added to the assets and liabilities of the two subsidiaries of KPN, including an amount for goodwill representing the difference between the deemed purchase price of iBasis and the fair value of our identifiable net assets. We have incurred merger related expenses of $1.2 million and $2.8 million in the three months and nine months ended September 30, 2006, respectively, consisting primarily of investment banking advisory services, legal and accounting fees.  Such amounts have been expensed because we are the accounting acquiree.   Our revenues from KPN for the nine months ended September 30, 2006 were not material.

(2)   Restatement of Condensed Consolidated Financial Statements

During the quarter ended September 30, 2006, subsequent to the issuance of the unaudited condensed consolidated financial statements for the three months ended June 30, 2006, our Board of Directors formed a Special Committee of independent directors to commence a voluntary investigation of our historical stock option grants and practices. Based upon the Special Committee’s review, the Audit Committee and our management determined that certain option grants during the periods from 1999 through 2006 were accounted for improperly, and, as such, stock-based compensation associated with certain grants was misstated for the years ended December 31, 2000 through 2005 and for each of the quarters in the six months ended June 30, 2006. The Special Committee identified errors and concluded that the measurement dates for determining the accounting treatment of certain historical stock option grants differed from the measurement dates used by us in preparing our financial statements.  In certain instances, the approval date of an option grant could not be determined with certainty.  In addition, the terms of an option grant, including exercise price and number of shares, may not have been final on the date of approval.  In those instances, we used other relevant available evidence to determine the measurement date of an option grant, based on the date by which option terms were final and approval of the option grant had most likely been obtained. The Special Committee also found that in a number of instances the date and exercise price of option grants had been determined with hindsight to provide a more favorable price for such grants.

For each of the Company’s past stock option grants, we determined a measurement date using the following criteria:

1)              For stock option grants approved at a meeting of either our Board of Directors or our Compensation Committee and evidenced by meeting minutes, the date of the meeting was determined to be the measurement date, provided the terms of the option grant, including exercise price and number of shares, were final on the date of the meeting.

2)              For stock option grants approved by the members of our Compensation Committee through the process of signing Unanimous Written Consents (“UWCs”), the following criteria were used to determine the measurement date of the grant:

c)              If there was evidence of the date of signature for all of our Compensation Committee members, the date that the last Compensation Committee member signed the UWC was determined to be the measurement date, provided the terms of the option grant, including exercise price and number of shares, were final on that date;

d)             If there was evidence of the date of signature for all of the Compensation Committee members, other than our Chief Executive Officer when he was a member of the Compensation Committee, the date that the last Compensation Committee member signed the UWC was determined to be the measurement date, provided the terms of the option grant, including exercise price and number of shares, were final on that date.

3)              If there was no evidence that grants were approved through the process of signing UWCs, or there was no evidence as to the date of the signatures on the UWCs by Compensation Committee members we considered email evidence to support the approval date.

We determined the measurement date based on the date of statements made in email correspondence that indicated that the stock option grant had been approved by all of the members of our Compensation Committee, provided the terms of the option grant, including exercise price  and number of shares, were final on that date. We considered emails from Compensation Committee members indicating the date of approval of the option grant and/or emails from our legal or human resources personnel indicating the date of approval of the option grant.

4)              If there was a Form 3 or Form 4 filing associated with the option grant, we  used the following criteria to determine the measurement date of the grant:

 a)           If an officer or director required to file reports under Section 16 of the Securities and Exchange Act of 1934, as amended, filed a Form 3 or Form 4, we determined the measurement date to be the date that the Form 3 or Form 4 was filed.

 b)          If employees who were not Section 16 officers were included in the grant with Section 16 officers who filed a Form 3 or Form 4 and the number of shares attributable to employees who were not Section 16 officers were determined with finality at the time of the filing, we determined the measurement date to be the filing date of the Form 3 or Form 4 as it provided finality as to the exercise price.

5)              If we did not have any corroborating evidence to indicate the date the stock option grant had been approved by all of the members of our Compensation Committee, and the filing of a Form 3 or Form 4 was not applicable, we looked for evidence that indicated the date on which the UWC was sent for signature, via email or fax, from us to the Compensation Committee members. If this evidence existed, we analyzed the number of days it took for Compensation Committee members to return the signed UWCs. A range of response time was determined by individual Compensation Committee member and used to develop a response time range for the Compensation Committee, as a group, during specific periods, as the composition of the Compensation Committee members changed over time. Based on this analysis, four different ranges were determined. The range of response times from Compensation Committee members varied from a minimum of 1 to 2 days, for which there was one instance, to a maximum of 0 to 91 days, for which there were two instances. Based on the range of response time, we determined the measurement date to be the last day of the response time period, provided the option terms were final on this date, as this is the date we have determined is the date by which approval is most likely to have been obtained.

6)   In instances where there was no evidence of the approval of the grant and/or finality of the option recipients and grant terms, we determined the measurement date based on the last date of entry for these stock options into our stock option tracking system. This date was deemed to be the most likely approval date as the Company’s policy and historical practice was to enter stock option grants into our stock option tracking system only after we believed that the option grants had been approved.

As a result of the errors in determining measurement dates, we have also recorded payroll withholding tax related adjustments for certain options previously classified as Incentive Stock Option (ISO) grants under Internal Revenue Service regulations.  Such options were determined to have been granted with an exercise price below the fair market value of the Company’s stock on the grant date determined. As a result, such options do not qualify for ISO tax treatment. The disqualification of ISO classification and the resulting conversion to a non-qualified option results in additional withholding taxes on exercise of such options. Accordingly, we have recorded estimated payroll withholding tax charges of $246,000 for the years ended December 31,  2000 through 2005, and an additional $146,000 and $217,000 for the three and nine months ended September 30, 2006, respectively, in connection with the disqualification of such ISO tax treatment.

The stock-based compensation charges, including the aforementioned withholding taxes, for the years ended December 31, 2000 through 2005 of $10.2 million are reflected in accumulated deficit as of December 31, 2005.

The restatement of prior year financial statements also includes adjustments for other errors that were not previously recorded because we believed the amount of any such errors, both individually and in the aggregate, were not material to our historical consolidated financial statements.  Such errors primarily related to the recording of deferred income, classification of reserves for customer disputes, adjustments to accruals, and fixed asset depreciation.

As a result of the above, we are restating our condensed consolidated balance sheet as of December 31, 2005, our condensed consolidated statement of operations for the three and nine months ended September 30, 2005 and our condensed consolidated statement of cash flows for the nine months ended September 30, 2005 in this Form 10-Q.

The following table reconciles previously reported to as restated accumulated deficit as of December 31, 2005:

Accumulated Deficit as of December 31, 2005
(In thousands)
As previously reported	$(431,418)
Increase (decrease) to net loss and accumulated deficit:
Stock-based compensation expense	(9,972)
Payroll withholding taxes	(246)
Other adjustments	(408)
Total	(10,626)
As restated	$(442,044)

The following table summarizes the above adjustments to accumulated deficit as of December 31, 2005 by fiscal year:

Year Ended December 31,	Stock-based Compensation Expense	Payroll Withholding Taxes	Other Adjustments	Total Adjustments
	(In thousands)
2000	$1,658	$3	$78	$1,739
2001	2,885	—	98	2,983
2002	3,778	—	(420)	3,358
2003	811	11	574	1,396
2004	503	110	175	788
2005	337	122	(97)	362
Totals per above	$9,972	$246	$408	$10,626

The following tables set forth the effects of the restatement on our condensed consolidated balance sheet as of December 31, 2005, our condensed consolidated statements of operations for the three and nine months ended September 30, 2005 and our condensed consolidated statement of cash flows for the nine months ended September 30, 2005.

	As of December 31, 2005
	(as previously reported)	Stock-based compensation and related payroll tax adjustments	Other Adjustments	(as restated)
	(In thousands, except per share amounts)
Condensed Consolidated Balance Sheet
Assets
Cash and cash equivalents	$27,478	$—	$—	$27,478
Short-term marketable investments	16,936			16,936
Accounts receivable, net of allowance for doubtful accounts of $2,507	47,641		(320)	47,321
Prepaid expenses and other current assets	2,676			2,676
Total current assets	94,731		(320)	94,411
Property and equipment, at cost:
Network equipment	53,434			53,434
Equipment under capital lease	4,917			4,917
Computer software	10,353			10,353
Leasehold improvements	6,697			6,697
Furniture and fixtures	1,049			1,049
	76,450			76,450
Less: Accumulated depreciation and amortization	(64,696)		(337)	(65,033)
Property and equipment, net	11,754		(337)	11,417
Other assets	323			323
Total assets	$106,808	$—	$(657)	$106,151

Liabilities and Stockholders’ Equity
Accounts payable	$27,796	$—	$—	$27,796
Accrued expenses	24,479	246	(20)	24,705
Deferred revenue	9,517			9,517
Current portion of long-term debt	1,598			1,598
Total current liabilities	63,390	246	(20)	63,616
Long term debt, net of current portion	2,216			2,216
Other long term liabilities	916			916
Commitments and contingencies (Note 9)	—			—-
Stockholders’ equity:
Common stock, $0.001 par value, authorized—170,000 shares; issued—34,112 shares	34			34
Treasury stock; 691 shares, at cost	(2,091)			(2,091)
Additional paid-in capital	473,778	10,222	(229)	483,771
Deferred compensation	—	(250)		(250)
Accumulated other comprehensive (income) loss	(17)			(17)
Accumulated deficit	(431,418)	(10,218)	(408)	(442,044)
Total stockholders’ equity	40,286	(246)	(637)	39,403
Total liabilities and stockholders’ equity	$106,808	$—	$(657)	$106,151

	Three Months Ended September 30, 2005
	(as previously reported)	Stock-based compensation and related payroll tax adjustments	Other Adjustments	(as restated)
	(In thousands, except per share amounts)
Condensed Consolidated Statements of Operations Data:
Net revenue	$94,644	$—	$—	$94,644
Cost and operating expenses:
Data communications and telecommunications (excluding depreciation and amortization)	83,143			83,143
Research and development	3,076	22	5	3,103
Selling and marketing	2,999	19		3,018
General and administrative	4,102	77	(105)	4,074
Depreciation and amortization	1,682		(114)	1,568
Restructuring costs	—		135	135
Total cost and operating expenses	95,002	118	(79)	95,041
Loss from operations	(358)	(118)	79	(397)
Interest income	294			294
Interest expense	(128)			(128)
Other expense, net	(40)			(40)
Foreign exchange loss	(174)			(174)
Debt conversion premium and transaction costs	(1,314)			(1,314)
Net loss	$(1,720)	$(118)	$79	$(1,759)

Basic and diluted net loss per share	$(0.06)	$(0.00)	$0.00	$(0.06)

Basic and diluted weighted average common shares outstanding	29,641			29,641

	Nine Months Ended September 30, 2005
	(as previously reported)	Stock-based compensation and related payroll tax adjustments	Other Adjustments	(as restated)
	(In thousands, except per share amounts)
Condensed Consolidated Statements of Operations Data:
Net revenue	$277,897	$—	$—	$277,897
Cost and operating expenses:
Data communications and telecommunications (excluding depreciation and amortization)	241,318			241,318
Research and development	9,334	84	26	9,444
Selling and marketing	8,592	75		8,667
General and administrative	11,161	225	(45)	11,341
Depreciation and amortization	5,128		(205)	4,923
Restructuring costs	—		135	135
Total cost and operating expenses	275,533	384	(89)	275,828
Income from operations	2,364	(384)	89	2,069
Interest income	758			758
Interest expense	(2,490)			(2,490)
Other expense, net	(200)			(200)
Foreign exchange loss	(754)			(754)
Debt conversion premium and transaction costs	(1,975)			(1,975)
Net loss	$(2,297)	$(384)	$89	$(2,592)

Basic and diluted net loss per share	$(0.09)	$(0.02)	$0.00	$(0.11)

Basic and diluted weighted average common shares outstanding	24,433			24,433

	Nine Months Ended September 30, 2005
	(as previously reported)	Stock-based compensation and related payroll withholding tax adjustment	Other adjustments	(as restated)
	(In thousands)
Condensed Consolidated Statement of Cash Flows
Cash flows from operating activities:
Net loss	$(2,297)	$(384)	$89	$(2,592)
Adjustments to reconcile loss to net cash used in operating activities:
Depreciation and amortization	5,128		(205)	4,923
Restructuring costs	—		135	135
Amortization of deferred debt financing costs	177			177
Amortization of discount on short-term marketable securities	(115)			(115)
Non-cash debt conversion premium	115			115
Stock-based compensation	—	269		269
Increase in allowance for doubtful accounts	600			600
Changes in current assets and liabilities:
Accounts receivable, net	(10,190)			(10,190)
Prepaid expenses and other current assets	(759)			(759)
Other assets	(5)			(5)
Accounts payable	3,027			3,027
Deferred revenue	2,139			2,139
Accrued expenses	10,405	115	(19)	10,501
Other long-term liabilities	(116)			(116)
Net cash provided by operating activities	8,109	—	—	8,109
Cash flows from investing activities:
Purchases of property and equipment	(2,723)			(2,723)
Purchases of available-for-sale short-term marketable investments	(21,295)			(21,295)
Maturities of available-for-sale short-term marketable investments	15,916			15,916
Net cash used in investing activities	(8,102)			(8,102)
Cash flows from financing activities:
Redemption of 5¾% Convertible Subordinated Notes	(895)			(895)
Payments of principal on capital lease obligations	(889)			(889)
Debt conversion premium and transaction costs	(1,860)			(1,860)
Proceeds from exercise of warrants	2,422			2,422
Proceeds from exercise of common stock options	222			222
Net cash used in financing activities	(1,000)			(1,000)
Net decrease in cash and cash equivalents	(993)	—	—	(993)
Cash and cash equivalents, beginning of year	20,928			20,928
Cash and cash equivalents, end of year	$19,935	$—	$—	$19,935
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$2,539	$—	$—	$2,539
Supplemental non-cash financing activities:
Conversion of 6¾% Convertible Subordinated Notes to common stock	$35,944	$—	$—	$35,944
Conversion of 8% Secured Convertible Notes to common stock	$29,000	$—	$—	$29,000
Equipment acquired under capital lease obligations	$2,387	$—	$—	$2,387

(3)  Net income (loss) per share

Basic and diluted net loss per share is determined by dividing net loss by the weighted average common shares outstanding during the period.  Basic and diluted net loss per share are the same for all periods presented, as outstanding common stock options and warrants to purchase common shares are anti-dilutive.

The following table summarizes common shares that have been excluded from the computation of diluted weighted average common shares for the periods presented:

	Three and Nine Months Ended September 30,
	2006	2005
	(in thousands)
Options to purchase common shares	2,451	2,087
Warrants to purchase common shares	2,520	2,453
Total	4,971	4,540

(4)  Stock Based Compensation

We issue stock options as an equity incentive to employees, outside directors and non-employee contractors under our 1997 Stock Incentive Plan (the “1997 Plan”).   The stock options we issue are for a fixed number of shares with an exercise price equal to the fair market value of our stock on the date of grant.  The employee stock option grants typically vest quarterly in equal installments over four years, provided that no options shall vest during the employees’ first year of employment, and have a term of ten years.

Effective January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards 123R, “Share-Based Payment” (“SFAS 123R”), which require us to record compensation expense related to the fair value of our stock-based compensation awards.  For periods prior to January 1, 2006, we accounted for our stock-based compensation in accordance with Accounting Principles Board (“APB”) Opinion 25, “Accounting for Stock Issued to Employees,” (“APB 25”) and related interpretations.

We elected to use the modified prospective transition method as permitted under SFAS 123R and, therefore, have not restated our financial results for prior periods for the application of SFAS 123R.  Under this transition method, stock-based compensation expense for the three and nine months ended September 30, 2006 includes compensation expense for all stock option awards granted prior to, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123.  Stock-based compensation expense for all stock option awards granted subsequent to December 31, 2005 was based on the grant date fair value estimated in accordance with SFAS 123R.  We recognize compensation expense for stock option awards on a straight-line basis over the requisite service period of the award.

The following table presents the stock-based compensation expense included in our unaudited condensed consolidated statement of operations.

	Three Months Ended September 30, 2006	Three Months Ended September 30, 2005
	(in thousands)
Stock-based compensation expense:

Research and development	$120	$22
Sales and marketing	99	19
General and administrative	165	28
Total stock-based compensation	384	69

Provision for income taxes	—	—

Net stock-based compensation expense	$384	$69

	Nine Months Ended September 30, 2006	Nine Months Ended September 30, 2005
	(in thousands)
Stock-based compensation expense:

Research and development	$356	$84
Sales and marketing	297	75
General and administrative	693	110
Total stock-based compensation	1,346	269

Provision for income taxes	—	—

Net stock-based compensation expense	$1,346	$269

The adoption of SFAS 123R increased our basic and diluted net loss per share for the three and nine months ended September 30, 2006 by $0.01 and $0.04, respectively.

No income tax benefit was realized from stock option exercises during the three and nine months ended September 30, 2006 and 2005, respectively.  In accordance with  SFAS 123R, we present excess tax benefits from the exercise of stock options, if any, as financing cash flows rather than operating cash flows.

The fair value of our stock option awards was estimated using the Black-Scholes model with the following weighted-average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Risk free interest rate	4.63%	4.00%	4.67%	3.88%
Dividend yield	0.00%	0.00%	0.00%	0.00%
Expected life	6.25 years	5 years	6.25 years	5 years
Volatility	114%	120%	114%	124%
Fair value of options granted	$6.99	$6.96	$5.57	$6.38

The risk-free interest rate was based on the U.S. Treasury yield curve in effect at the time of grant.  The expected dividend yield of zero is based on the fact that we have never paid cash dividends and we have no current intention to pay cash dividends other than the special dividend to be paid upon closing of the KPN transaction.  Our estimate of the expected life was determined using the simplified method allowed under Staff Accounting Bulletin No. 107 as our stock options qualify as “plain vanilla” options.  Our estimate of expected volatility is based on the historical volatility of our common stock over the period which approximates the expected life of the options.

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

	Three Months Ended	Nine Months Ended
	September 30, 2005	September 30, 2005
	(In thousands, except per share amounts)
Net loss, as reported	$(1,759)	$(2,592)

Add: Stock-based compensation included in reported net loss	69	269
Less: Total stock-based employee compensation expense determined under fair value based method for all awards	(302)	(1,519)
Net loss, pro forma	$(1,992)	$(3,842)

Net loss per share:
Basic, as reported	$(0.06)	$(0.11)
Diluted, as reported	$(0.06)	$(0.11)

Basic, pro forma	$(0.07)	$(0.16)
Diluted, pro forma	$(0.07)	$(0.16)

Stock Option Activity

The following table presents the activity for the 1997 Plan for the nine months ended September 30, 2006:

	Shares	Weighted Average Exercise Price
	(In thousands)
Outstanding at December 31, 2005	2,102	$4.62
Granted	617	6.54
Exercised	(172)	3.40
Cancelled	(96)	4.40
Outstanding at September 30, 2006	2,451	$5.19

Exercisable at September 30, 2006	1,571	$4.91
Expected to vest at September 30, 2006	880	$5.69

Available for future grants at September 30, 2006	1,267

The following table presents weighted average price and contract life information about significant option groups outstanding and exercisable at September 30, 2006:

		Outstanding		Exercisable
Range of Exercise Prices	Outstanding Options	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Options Outstanding	Weighted Average Exercise Price
	(In thousands)			(in thousands)
$0.75 – $2.07	65	5.66	$1.69	64	$1.69
2.16	226	5.13	2.16	226	2.16
2.64 – 3.30	616	6.46	2.70	465	2.72
3.51 – 5.64	693	7.33	4.48	509	4.14
5.73 – 6.54	534	9.20	6.47	101	6.42
6.72 – 9.30	214	8.69	7.41	103	7.58
11.13 – 15.00	71	3.34	13.74	71	13.74
33.00 – 40.50	16	3.63	40.18	16	40.18
$44.43 – 86.25	16	3.67	45.88	16	45.88
	2,451	7.22	$5.19	1,571	$4.91

The aggregate intrinsic value of exercisable options outstanding as of September 30, 2006 was $6.8 million, which represents the amount option holders would have received had they exercised their options as of that date.  The aggregate intrinsic value of options expected to vest as of September 30, 2006 was $2.3 million, which represents the amount option holders would have received had they exercised their options as of that date. The intrinsic value is the difference between our closing stock price on the last trading day of the three months ended September 30, 2006 and the stock option exercise price, times the number of stock option shares.  The intrinsic value of options exercised during the nine months ended September 30, 2006 was $0.6 million.  The fair value of options vested during the nine months ended September 30, 2006 was $1.5 million.

The following table presents the non-vested shares for the 1997 Plan for the nine months ended September 30, 2006:

Non-vested Stock Options	Shares	Weighted-Average Grant-Date Fair Value
	(in thousands)
Non-vested at December 31, 2005	674	$4.49
Granted	617	5.57
Vested	(319)	4.56
Forfeited	(92)	4.44
Non-vested at September 30, 2006	880	5.22

As of September 30, 2006, unrecognized compensation expense related to the unvested portion of our stock options was $2.9 million and is expected to be recognized over a weighted-average period of approximately 2.6 years.

(4) Short-term marketable investments

Our investments are classified as available-for-sale, carried at fair value and consist of securities that are readily convertible into cash, including government securities and commercial paper, with original maturities at the date of acquisition ranging from 90 days to one year.

Short-term marketable investments consist of:

	September 30, 2006		December 31, 2005
	(In thousands)
	Fair Value	Unrealized Gain (loss)	Fair Value	Unrealized Loss
Government securities	$1,960	$1	$5,402	$(7)
Commercial paper, corporate bonds and certificates of deposit	24,790	(1)	11,534	(10)
Total	$26,750	$—	$16,936	$(17)

The net unrealized loss of $1,000 as of September 30, 2006 on our short-term marketable investments in government securities, commercial paper, corporate bonds and certificates of deposit was caused by interest rate increases.  Because we have the ability and intent to hold these investments until a recovery of fair value, which may be maturity, we do not consider these investments to be other-than-temporarily impaired at September 30, 2006 due to the short-term duration and insignificant severity of the impairment.  As of September 30, 2006 and December 31, 2005, the unrealized loss on our short-term marketable securities is a component of total comprehensive loss.

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

Our Retail business consists of our retail prepaid calling card services, and Pingo®, a prepaid calling service sold to consumers through an eCommerce interface.  To date, we have marketed our retail prepaid calling card services primarily to ethnic communities within major domestic markets through distributors.  Launched in the third quarter of 2004, revenue from our Pingo® services were not material for the three months and nine months ended September 30, 2006.

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

Operating results for our two business segments are as follows:

	Three Months Ended September 30, 2006
	(In thousands)
	Trading	Retail	Total
Net revenue	$109,310	$24,160	$133,470
Data communications and telecommunication costs (excluding depreciation and amortization)	96,569	21,289	117,858
Gross profit	$12,741	$2,871	15,612

Research and development expenses			3,277
Selling and marketing expenses			4,281
General and administrative expenses			7,300
Depreciation and amortization			1,810
Write-off of leasehold improvements			1,047
Restructuring costs			105
Merger related expenses			1,244
Loss from operations			$(3,452)

	Three Months Ended September 30, 2005
	(In thousands)
	Trading	Retail	Total
Net revenue	$77,060	$17,584	$94,644
Data communications and telecommunication costs (excluding depreciation and amortization)	68,268	14,875	83,143
Gross profit	$8,792	$2,709	11,501

Research and development expenses			3,103
Selling and marketing expenses			3,018
General and administrative expenses			4,209
Depreciation and amortization			1,568
Loss from operations			$(397)

	Nine Months Ended September 30, 2006
	(In thousands)
	Trading	Retail	Total
Net revenue	$300,794	$70,779	$371,573
Data communications and telecommunication costs (excluding depreciation and amortization)	265,345	59,956	325,301
Gross profit	$35,449	$10,823	46,272

Research and development expenses			10,072
Selling and marketing expenses			12,142
General and administrative expenses			16,985
Depreciation and amortization			5,162
Write-off of leasehold improvements			1,047
Restructuring costs			282
Merger related expenses			2,786
Loss from operations			$(2,204)

	Nine Months Ended September 30, 2005
	(In thousands)
	Trading	Retail	Total
Net revenue	$225,536	$52,361	$277,897
Data communications and telecommunication costs (excluding depreciation and amortization)	197,799	43,519	241,318
Gross profit	$27,737	$8,842	36,579

Research and development expenses			9,444
Selling and marketing expenses			8,667
General and administrative expenses			11,476
Depreciation and amortization			4,923
Income from operations			$2,069

	As of September 30, 2006
	(In thousands)
	Trading	Retail	Total
Segment assets	$46,499	$10,280	$56,779

Non-segment assets			71,476
Total assets			$128,255

Assets relating to our Trading and Retail business consist of accounts receivable, net of allowance for doubtful accounts.  We do not allocate cash and cash equivalents, short-term marketable investments, prepaid expenses and other current assets, property and equipment, net or other assets between Trading and Retail.

	As of December 31, 2005
	(In thousands)
	Trading	Retail	Total
Segment assets	$38,254	$9,067	$47,321

Non-segment assets			58,830
Total assets			$106,151

(6)  Write-off of Leasehold Improvements and Lease Termination Costs

In October 2006, we negotiated the early termination of leased space for one of our locations in New York City which we no longer needed.   We had begun the process of negotiation with our landlord during Q3 of 2006 and finalized an agreement to terminate the lease on this space subsequent to September 30, 2006. As a result of our plan to terminate this lease, we took a non-cash charge of $1.0 million for the write-off of the carrying value of leasehold improvements in 2006.  Under the lease termination agreement, we will have future monthly payment obligations through February 2011, the original lease termination date. In Q4 of 2006, we recorded a charge of $0.9 million relating to our future payment obligation, net of a $0.2 million reversal in a deferred rent liability arising from the difference between cumulative rental payments made under the lease agreement and rental expense recorded in our financial statements on a straight-line basis.

(7)  Accrued Restructuring Costs

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

At September 30, 2006, accrued restructuring costs of $1.3 million consisted of costs accrued for leased facilities obligations, net of certain future sublease assumptions.  During the three months ended September 30, 2006, we took an additional charge of $0.1 million as a result of a change in estimate relating to our future sublease assumptions.

A summary of the accrued restructuring costs for the nine months ended September 30, 2006 is as follows:

2002 Restructuring Charge:	Leased Facility Obligations
(In thousands)
Accrual as of December 31, 2005	$1,391
Payments	(419)
Change in estimates	282
Accrual as of September 30, 2006	$1,254

Current portion	$390
Long-term portion	864
Total	$1,254

(8) Line of Credit and Long-Term Debt

Long-term debt consists of the following:

	September 30, 2006	December 31, 2005
	(In thousands)
Capital lease obligations	$2,628	$3,814

Less-current portion	1,595	1,598

Long term debt, net of current portion	$1,033	$2,216

We had issued outstanding letters of credit of $2.6 million and $2.4 million at September 30, 2006 and December 31, 2005, respectively.  We had no other borrowings outstanding under our bank line of credit at September 30, 2006, or December 31, 2005.  We obtained a waiver from our bank for non-compliance of the minimum net income covenant in our bank line agreement for the three months ended September 30, 2006.

(9)  Contingencies

Litigation

In addition to litigation that we have initiated or responded to in the ordinary course of business, we are currently party to the following potentially material legal proceedings:

Class Action Pursuant to 1999 Public Offering

In 2001, we were served with several class action complaints that were filed in the United States District Court for the Southern District of New York against us and several of our officers, directors, and former officers and directors, as well as against the investment banking firms that underwrote our November 10, 1999 initial public offering of common stock and our March 9, 2000 secondary offering of common stock. The complaints were filed on behalf of a class of persons who purchased our common stock between November 10, 1999 and December 6, 2000.

The complaints are similar to each other and to hundreds of other complaints filed against other issuers and their underwriters, and allege violations of the Securities Act of 1933 and the Securities Exchange Act of 1934 primarily based on the assertion that there was undisclosed compensation received by our underwriters in connection with our public offerings and that there were understandings with customers to make purchases in the aftermarket. In September, 2001, the complaints were consolidated and allege that our prospectuses failed to disclose these arrangements. The consolidated complaint seeks an unspecified amount of monetary damages and other relief.   In October 2002, the individual defendants were dismissed from the litigation by stipulation and without prejudice and subject to an agreement to toll the running of time-based defenses. In February 2003, the district court denied our motion to dismiss.

 In June, 2004, we and the individual defendants, as well as many other issuers named as defendants in the class action proceeding, entered into an agreement-in-principle to settle this matter, and this settlement was presented to the court. The district court granted a preliminary approval of the settlement in February 2005, subject to certain modifications to the proposed bar order, to which plaintiffs and issuers agreed.  In August 2005, the district court issued a preliminary order further approving the modifications to the settlement, certifying the settlement classes and scheduled a fairness hearing, after notice to the class.   The fairness hearing was held on April 24, 2006 and the motion for approval of the settlement is pending.  Plaintiffs have continued to pursue their claims against the underwriters.  The district court has established a procedure whereby six “focus” cases are being pursued initially and has certified a class of purchasers in those cases.  The underwriters appealed the certification order and in December 2006, the United States Court of Appeals for the Second Circuit reversed the certification order.  Since the pending settlement with the issuers involves parallel classes to those in the six focus cases, it is not expected that the district court will act favorably on the issuer settlement in its current form.

We anticipate additional settlement negotiations will occur, but there can be no assurance that those negotiations will result in a revised settlement.  We believe that if this matter is not settled, we have meritorious defenses and intend to defend vigorously.

We cannot estimate potential losses, if any, from these matters or whether, in light of the Company’s insurance coverage, any loss would be material to the Company’s financial condition, results of operations or cash flows. As such, no amounts have been accrued as of December 31, 2006.

Actions Pursuant to Option Investigation

On December 21, 2006, two derivative actions naming us as a nominal defendant were filed in the United States District Court for the District of Massachusetts:  David Shutvet, Derivatively on Behalf of iBasis, Inc., v. Ofer Gneezy et al., U.S.D.C. Civil Action No. 06-12276-DPW; and Victor Malozi, Derivatively on Behalf of iBasis, Inc., v. Ofer Gneezy et al., U.S.D.C. Civil Action No. 06-12277-DPW.  The complaints in these two actions each name the same defendants:   Ofer Gneezy, our President, Chief Executive Officer, Treasurer and Director; Gordon J. VanderBrug, our Executive Vice President, Assistant Secretary and Director; Richard G. Tennant, our Senior Vice President of Finance and Administration and Chief Financial Officer; Paul H. Floyd, our Senior Vice President of R&D, Engineering and Operations; Charles Corfield, Charles M. Skibo, W. Frank King, David Lee, and Robert H. Brumley, our Directors; Daniel Price, former Senior Vice President of Speech Solutions and our former Director; John G. Henson, Jr., our former Vice President, Engineering and Operations; Michael J. Hughes, our former Chief Financial Officer and former Vice President of Finance and Administration;  Charles Giambalvo, our former Senior Vice President of Worldwide Sales; Jonathan D. Draluck, our former Vice President, Business Affairs, and former General Counsel and former Secretary; and John Jarve, Charles Houser, and Carl Redfield, our former Directors.   The complaints allege that the defendants caused or allowed our “insiders” to backdate their stock-option grants, and caused or allowed us (i) to file materially false and misleading financial statements that materially understated its compensation expenses and materially overstated its quarterly and annual net income and earnings per share, and (ii) to make disclosures in its periodic filings and proxy statements that falsely portrayed our options as having been granted at exercise prices equal to the fair market value of our common stock on the date of the grant.  The complaints also allege that certain defendants engaged in illegal insider selling of our common stock while in possession of undisclosed material adverse information.  Based on these and other allegations, the complaints assert claims for:  violation of Section 14(a) of the Exchange Act; disgorgement under the Sarbanes-Oxley Act of 2002; unjust enrichment; breach of fiduciary duty for approving improperly dated stock option grants to our executive officers; breach of fiduciary duties for insider selling and misappropriation of information; abuse of control; gross mismanagement; waste of corporate assets; an accounting; rescission of certain stock option contracts; and constructive trust.  The complaints seek the following relief:  damages in favor of us for the individual defendants’ alleged wrongdoing; disgorgement of all bonuses or other incentive-based or equity-based compensation received by Mr. Gneezy and Mr. Tennant  during any period for which we restate our financial results; a declaration that the director defendants caused us to violate Section 14(a) of the Exchange Act; certain corporate governance reforms; an accounting of all undisclosed backdated stock option grants, cancellation of all unexercised grants, and revision of our financial statements; disgorgement of all profits obtained by the defendants from the allegedly backdated stock option grants and related equitable relief; and an award to the plaintiffs of their costs and disbursements for the action, including reasonable attorney’s fees and accountants’ and experts’ fees, costs and expenses.

On May 10, 2007, the United States District Court for the District of Massachusetts entered orders consolidating the above derivative actions under Civil Action No. 06-12276-DPW and requiring the plaintiffs to file a consolidated complaint by June 15, 2007.  Our response to the consolidated complaint is due on August 3, 2007.  Based on the allegations in the complaints presently on file, we anticipate that we will file a motion to dismiss the consolidated complaint at that time.

We announced on October 20, 2006 that we were contacted by the SEC as part of an informal inquiry and we further disclosed on March 29, 2007, on Form 8-K, that the SEC had notified us that we would be receiving a formal order of investigation relating to our stock option practices. On April 13, 2007, we received the formal order of investigation. The SEC investigation seeks documents and information from us relating to the grant of our options from 1999 to the present.  We expect that the SEC will seek the testimony of individuals including certain of our executive officers.   We are cooperating fully with the SEC investigation that is ongoing. There is no assurance that other regulatory inquiries will not be commenced by other U.S. federal, state or other regulatory agencies.

We cannot estimate the amount of losses, if any, from these matters, or whether any loss would be material to our financial condition, results of operations or cash flows. As such, no amounts have been accrued as of December 31, 2006.

Regulatory Proceedings

On June 30, 2006, the Federal Communications Commission (“FCC”) issued an order requiring providers of prepaid calling cards that utilize IP to contribute to the Universal Service Fund (“USF”) and pay access charges and other regulatory fees both in the future and for some prior period of time.  In connection with our Retail business, we plan to absorb or pass along such future fees, to the extent permitted by law, which, based on current traffic mix, equal approximately 1.8% of revenue.  We have filed an appeal of the retroactive aspect of the FCC Order with the United States Court of Appeals in Washington, D.C.  In October 2006, we filed a motion to stay that aspect of the FCC Order pending the outcome of the appeal.  On November 1, 2006, the Court deferred ruling on the stay request pending the FCC’s ruling on a similar stay motion pending before the agency.  The agency denied the stay request on March 29, 2007.   As of December 31, 2006, we estimate that the maximum potential retroactive USF charge relating to our Retail business prior to the third quarter of the year ended December 31, 2006 would be approximately $2.6 million. As the amount of retroactive fees are not probable of being incurred, no amounts have  been accrued as of December 31, 2006.

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

We cannot estimate the amount of losses, if any, from these matters, or whether any loss would be material to our financial condition, results of operations or cash flows. As such, no amounts have been accrued as of December 31, 2006.

10.  Stock Repurchases

In Q1 of 2006 we purchased 0.4 million shares of our common stock at a total cost of $2.3 million, under our previously announced stock repurchase program.  We did not repurchase any shares of our common stock in Q2 or Q3 of 2006.  A summary of our stock repurchases for the nine months ended September 30, 2006 is as follows:

Period	Total Shares Purchased	Average Price Paid per Share
January 1, 2006 – January 31, 2006	58,267	$5.70
February 1, 2006 – February 28, 2006	251,667	$5.94
March 1, 2006 – March 31, 2006	67,167	$6.18
Total	377,101	$5.94

In February 2006, we increased our stock repurchase program to $15 million.  As of September 30, 2006, cumulatively we had purchased a total of 0.7 million shares at a total cost of $4.1 million, leaving $10.9 million remaining for repurchases under this program.   The Company has not made any additional repurchases of common stock since Q1 of 2006 and does not expect to make any further repurchases under this plan.

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

Forward-looking statements necessarily involve risks and uncertainties, and our actual results could differ materially from those anticipated in the forward-looking statements due to a number of factors, including those set forth in Item 1A “Risk Factors” and elsewhere in this report.  The factors set forth in Item 1A “Risk Factors” and other cautionary statements made in this Form 10-Q and in our Annual Report of Form 10-K for the year ended December 31, 2006 (“2006 10-K”) which is being filed with the SEC concurrently with this Form 10-Q, should be read and understood as being applicable to all related forward-looking statements wherever they appear herein.  The forward-looking statements contained in this Form 10-Q and in the 2006 10-K represent our judgment as of the date hereof.  We caution readers not to place undue reliance on such statements.  Except as required by law, we undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

Restatement of Consolidated Financial Statements, Summary of Historical Granting Process and Determination of Measurement Date and Related Proceedings

Restatement of Consolidated Financial Statements

In conjunction with the preparation and filing of our Form 10-Q for the three months ended June 30, 2006, we performed an internal review of our historical option grants from January 1, 2004 through May 2006 to discern any patterns relating to the timing and pricing of option grants.  This internal review indicated that certain stock options grants were made at a relatively low price, compared to the price of our common stock in the days around the date of the stock option grant.  In reviewing this information, our management did not believe that there would be a potential change in the measurement dates for these grants.  On August 9, 2006, we filed our Form 10-Q for the quarter ended June 30, 2006.

At a meeting of our Board of Directors held on August 10, 2006, the status of the internal review was discussed.  Subsequent to this meeting, our Executive Management and Board of Directors became aware, based on information provided to them by our former Vice President of Business Affairs and General Counsel, of email messages that he had written or received indicating that the date and exercise price of certain option grants may have been determined with hindsight.

On August 20, 2006, following review of the email messages and internal review, our Board of Directors formed a Special Committee of independent directors to commence a voluntary investigation of our historical stock option grants and practices. The Special Committee’s investigation considered evidence of all stock options grants for the period December 1999 through May 2006. The Special Committee was given broad authority to investigate and address our historical stock option grants and practices. The Special Committee was composed of two independent members of our Board of Directors, W. Frank King and Robert H. Brumley. The Special Committee retained the law firm of Goodwin Procter LLP as its independent outside counsel and Goodwin Procter LLP hired Law and Economics Consulting Group as independent accounting experts to aid in its investigation.

On October 17, 2006, the Special Committee concluded that the measurement dates for determining the accounting treatment of certain historical stock option grants differed from the measurement dates used by us in preparing our financial statements.  Because the prices at the originally stated grant dates were, in certain cases, lower than the prices on the actual dates of the determination, we determined we should have recognized material amounts of stock-based compensation expense which were not accounted for in our

previously issued financial statements.   In certain instances, the approval date of an option grant could not be determined with certainty.  In addition, the terms of an option grant, including exercise price and number of shares, may not have been final on the date of approval.  In those instances, we used other relevant available evidence to determine the most likely measurement date for the option grant. The Special Committee also found that in a number of instances the date and exercise price of option grants had been determined with hindsight to provide a more favorable price for such grants.

In those instances where the approval date of the stock option grant could not be determined with certainty, or the terms of the option grant, including exercise price and number of shares were not final on the determined date of approval, we used a consistent methodology to determine the most likely measurement date of the option grant. In determining a measurement date, we considered the date by which both approval of the stock option grant had been obtained and the terms of the option grant, including exercise price and number of shares, were final.

Summary of Historical Granting Process and Determination of Measurement Dates

Pre IPO Approval Process

Since the Company’s inception in 1997 through November 1999, the month in which we went public, the majority of the stock option grants were approved in meetings of our Compensation Committee or Board of Directors.

Post IPO Approval Process

From December 1999, the month in which the first post IPO stock option grant was made, to February 2002, the we obtained approval for the majority of option grants through the practice of sending a UWC to our Compensation Committee that contained an “as of” grant date and exercise price, and a list of option recipients and shares awarded by recipient attached to the UWC.  Beginning in May 2002, our General Counsel’s practice changed to sending a UWC, with a blank grant date and blank exercise price, to our Compensation Committee members for approval, with a list of option recipients and shares to be awarded by recipient attached.

December 1999 to February 2002

Between December 1999 and February 2002, we had a total of twenty-three stock option grants. Of the twenty-three, we have evidence of seven option grants that were approved by UWCs that contained grant dates and exercise prices when the UWCs were sent to the Compensation Committee for approval. For eight other option grants approved by a UWC during this period, we do not have evidence of what the UWC contained when it was sent to the Compensation Committee for approval. Compensation Committee members generally returned their signed UWC signature pages to our General Counsel.  The final UWC was then completed by our General Counsel, including attaching the previously obtained signature pages of the Compensation Committee members.

Of the remaining eight grants which occurred during the period from December 1999 to February 2002, one employee option grant was approved in a meeting of our Compensation Committee and one Director grant was approved in a meeting of our Board of Directors.  The documentation of these meetings included the grant date, exercise price, option recipients, shares awarded and vesting terms. The remaining six option grants had no evidence or documentation supporting approval of the option grant, other than certain employee stock option agreements and the date of entry into our stock option tracking system.

During this period, the approved list of stock option grants, including the stock option grant date and exercise price, was then communicated by our General Counsel to our Human Resources personnel for entry into our stock option tracking system. With respect to the grants in which the exercise price of the option was initially set forth in the UWC circulated to our Compensation Committee (provided the list of option recipients and shares awarded were final), we believe that on the date our Compensation Committee approved the option grant all of the terms of the option grant, including exercise price, were known with finality, as such terms were included in the UWC approved by our Compensation Committee and such terms were also consistent with the information that was ultimately entered into our stock option tracking system and communicated to employees.

May 2002 to May 2006

Between May 2002 and May 2006, we had a total of thirty-one stock option grants.  Of the thirty one grants, we have evidence of seventeen option grants for which the UWC, when sent to the Compensation Committee, or Board of Directors for approval, did not contain a grant date and exercise price. Sometime after sending the UWCs out to Compensation Committee members for signatures, the date of the stock option grant and the stock option exercise price (equal to the closing price of our common stock on the stated grant date) were inserted into the final UWC by our General Counsel. We do have evidence for one grant in which the UWC, when sent to the Compensation Committee, contains a grant date and an exercise price.  Compensation Committee members generally returned their signed UWC signature pages to our General Counsel.  For eight other option grants during this period, we did not have evidence of what the UWC contained when it was sent to the Compensation Committee for approval.  Once signed UWCs were obtained the approved list of stock option grants, including the stock option grant date and exercise price, was then communicated by our General Counsel to our Human Resources personnel for entry into our stock option tracking system.

Three other employee option grants were approved in meetings of our Compensation Committee and one non-employee Director grant was approved in a meeting of our Board of Directors.  The documentation of these meetings included the grant date, exercise price, option recipients, shares awarded and vesting terms.  In addition, there was one option grant during this period for which no evidence or documentation supporting approval of the option grant could be found, other than certain employee stock option agreements and the date of entry into our stock option tracking system.

For each of our past stock option grants, we determined a measurement date using the following criteria:

1)              For stock option grants approved at a meeting of either our Board of Directors or our Compensation Committee and evidenced by meeting minutes, the date of the meeting was determined to be the measurement date, provided the terms of the option grant, including exercise price and number of shares, were final on the date of the meeting.

2)              For stock option grants approved by the members of our Compensation Committee through the process of signing UWCs, the following criteria were used to determine the measurement date of the grant:

a)              If there was evidence of the date of signature for all of our Compensation Committee members, the date that the last Compensation Committee member signed the UWC was determined to be the measurement date, provided the terms of the option grant, including exercise price and number of shares, were final on that date;

b)             If there was evidence of the date of signature for all of our Compensation Committee members, other than our Chief Executive Officer when he was a member of the Compensation Committee, the date that the last Compensation Committee member signed the UWC was determined to be the measurement date, provided the terms of the option grant, including exercise price and number of shares, were final on that date.

3)              If there was no evidence that grants were approved through the process of signing UWCs, or there was no evidence as to the date of the signatures on the UWCs by Compensation Committee members we considered email evidence to support the approval date.

We determined the measurement date based on the date of statements made in email correspondence that indicated that the stock option grant had been approved by all of the members of our Compensation Committee, provided the terms of the option grant, including exercise price  and number of shares, were final on that date. We considered emails from Compensation Committee members indicating the date of approval of the option grant and/or emails from our legal or human resources personnel indicating the date of approval of the option grant.

4)              If there was a Form 3 or Form 4 filing associated with the option grant, we used the following criteria to determine the measurement date of the grant:

a)              If an officer or director required to file reports under Section 1c of the Securities and Exchange Act of 1934, as ameded, filed a Form 3 or Form 4, we determined the measurement date to be the date that the Form 3 or Form 4 was filed;

b)             If employees who were not Section 16 officers were included in the grant with Section 16 officers who filed a Form 3 or Form 4 and the number of shares attributable toemployees who were not Section 16 officers were determined with finality at the time of the filing, we determined the measurement date to be the filing date of the Form 3 or Form 4 as it provided finality as to the exercise price.

5)              If we did not have any corroborating evidence to indicate the date the stock option grant had been approved by all of the members of our Compensation Committee, and the filing of a Form 3 or Form 4 was not applicable, we looked for evidence that indicated the date on which the UWC was sent for signature, via email or fax, from us to the Compensation Committee members.  If this evidence existed, we analyzed the number of days it took for Compensation Committee members to return the signed UWCs. A range of response time was determined by individual Compensation Committee member and used to develop a response time range for the Compensation Committee, as a group, during specific periods, as the composition of the Compensation Committee members changed over time.  Based on this analysis, four different ranges were determined. The range of response times from Compensation Committee members varied from a minimum of 1 to 2 days, for which there was one instance, to a maximum of 0 to 91 days, for which there were two instances. Based on the range of response time, we determined the measurement date to be the last day of the response time period, provided the option terms were final on this date, as we have determined that this is the date by which approval is most likely to have been obtained.

6)              In instances where there was no evidence of the approval of the grant and/or finality of the option recipients and grant terms, we determined the measurement date based on the last date of entry for these stock options into our stock option tracking system. This date was deemed to be the most likely approval date as our policy and historical practice was to enter stock option grants into its stock option tracking system only after we believed that the option grants had been approved.

The measurement dates we determined for past stock option grants, using the criteria as described above, resulted in additional stock-based compensation of approximately $10.0 million for the years ended December 31, 2000 through December 31, 2005.   The measurement date that we determined for one stock option grant dated May 25, 2000 resulted in approximately $7.7 million of the  $10.0 million of additional stock-based compensation for this period.  For this particular grant, we could not determine with certainty the date of approval of such option grant.  As a result, we determined the measurement date for the May 25, 2000 stock option grant to be the last day of the response period for Compensation Committee members to return their signed UWCs under criteria #5 as described above.

A summary of the additional stock-based compensation, by year, with the most significant stock option grants shown separately, is as follows:

(000’s)	Year Ended December 31,						Total	Nine Months Ended September 30,
Grant Date	2000	2001	2002	2003	2004	2005		2005
May 25, 2000	$1,540	$2,699	$3,028	$281	$135	$—	$7,683	$—
Nov. 15, 2001			554	391	39	39	1,023	29
Aug. 11, 2003				47	185	162	394	126
All other grants	118	186	196	92	144	136	872	114
Total	$1,658	$2,885	$3,778	$811	$503	$337	$9,972	$269

Many of our measurement date conclusions are dependent on the facts and circumstances of each stock option grant and involved the application of significant management judgment.  We believe the revised measurement dates we determined for option grants under criteria #4, #5 and #6 of our methodology, as described above, required the most judgment.  As the revised measurement date may not be the actual measurement date we performed several analyses to compare the impact on compensation of selecting measurement dates based upon the above described methodology to what would have resulted under different criteria for option grants where we determined the revised measurement date using criteria #4, #5 and #6 of our methodology.

In the first analysis, we considered that the measurement dates for eight stock option grants, where we had used the last day of a Compensation Committee member response period as the approval date (criteria #5), to be the date using both the lowest and highest stock price associated with a Compensation Committee approval period. Had we applied these alternate approaches, the first alternative measurement dates would have resulted in $4,533,000 in additional cumulative stock-based compensation charges being recorded from 2000 through June 30, 2006 for the alternative approach of using the highest stock price within the response period.  The May 25, 2000 stock option grant accounts for approximately $4,470,000 of the additional $4,533,000 of stock-based compensation charges that would be recorded using the alternate approach of the highest stock price within the response period.  The second alternative measurement dates would have resulted in $24,000 less in additional cumulative stock-based compensation charges being recorded from 2000 through June 30, 2006 for the alternative approach of using the lowest stock price within the response period.  In addition, we also considered the impact on four grants where the approval response time as determined was later than the date such grants were entered into the our option tracking system. In such cases, if the last date of entry into our option tracking system was used instead, the compensation charge would have been $28,000 less for the period.

In the second analysis, we considered the measurement dates for the twenty-five stock option grants, where we had used the last date of entry into our stock option tracking system as the measurement date (criteria #6), to be the date using both the lowest and highest stock price between the earliest possible approval date of the grant and the last date of entry into our stock option tracking system.  Had we used these alternative measurement dates, this would have resulted in approximately $0.9 million in additional cumulative stock-based compensation using the highest stock price, and approximately $0.9 million less in additional cumulative stock-based compensation using the lowest stock price, being recorded from 2000 through June 30, 2006.

In the third analysis we considered the measurement dates for the nine stock option grants, where we used the dates of Form 3 or Form 4 filings as the measurement date (criteria #4), to be the date using both the lowest and highest stock price between the earliest possible date of approval of the grant and the date of the Form 3 or Form 4 filings. Had we used these alternative measurement dates, this would have resulted in $33,000 of additional cumulative stock-based compensation using the highest stock price, and approximately $0.3 million less in additional cumulative stock-based compensation using the lowest stock price, being recorded from 2000 through June 30, 2006.

We believe our methodology results in the most likely measurement dates for our stock option grants.

As a result of the Special Committee’s investigation, we have restated our condensed consolidated balance sheet as of December 31,

2005, our condensed consolidated statement of operations for the three and nine months ended September 30, 2005 and our condensed consolidated statement of cash flows for the nine months ended September 30, 2005 in this Form 10-Q.  In the restated condensed consolidated balance sheet as of December 31, 2005 the cumulative impact of the errors as of December 31, 2005 is represented as an increase to accumulated deficit.  For further information, see Explanatory Note above and Note 2, “Restatement of Condensed Consolidated Financial Statements,” to the Notes to Condensed Consolidated Financial Statements.

As a result of determining revised measurement dates, we have also recorded payroll withholding tax related adjustments for certain options previously classified as Incentive Stock Option (“ISO”) grants under Internal Revenue Service regulations.  Such options were determined to have been granted with an exercise price below the fair market value of the Company’s stock on the revised measurement date. As a result such options do not qualify for ISO tax treatment. The disqualification of ISO classification and the resulting conversion to non-qualified stock option status results in additional withholding taxes on exercise of such options.  We have accordingly recorded a tax liability of $0.5 million, as of September 30, 2006 in connection with the disqualification of such ISO tax treatment.

In addition, as a result of the change in the measurement dates of certain stock option grants, certain options vesting subsequent to December 2004 result in non-qualified deferred compensation for purposes of Section 409A of the Internal Revenue Code, and holders are subject to an excise tax on the value of the options in the year in which they vest.  We have concluded that it is probable that we will implement a plan to assist the affected employees for the amount of this tax, or adjust the terms of the original option grant, which would also have financial statement ramifications. We and our executive officers and directors agreed to amend certain outstanding stock options vesting after December 2004 that were determined to have been granted with exercise prices below the fair market value of our common stock on the legal grant date.  In December, 2006, we and our executive officers and directors agreed to amend each of these options to increase the option exercise price to the fair market value on the revised measurement date.  As these amendments involved no consideration to our executive officers and directors, we will not recognize any expense associated with these modifications in accordance with SFAS 123R.

The stock-based compensation charges, including the aforementioned withholding taxes, for the years ended December 31, 2000 through 2005 of $10.2 million are reflected in accumulated deficit as of December 31, 2005.   The stock-based compensation charges, including the aforementioned withholding taxes, decrease the Company’s net income by $100,000 and $163,000 for the three and six months ended June 30, 2006, respectively. The stock-based compensation charges, including the aforementioned withholding taxes, increase the Company’s net loss by $118,000 and $384,000 for the three and nine months ended September 30, 2005, respectively.

The restatement also includes adjustments for other errors that were not previously recorded because we believed the amount of any such errors, both individually and in the aggregate, were not material to our historical consolidated financial statements.  Such errors primarily related to the recording of deferred income, classification of reserves for customer disputes, adjustments to accruals, and fixed asset depreciation.

In accordance with the determinations of the Special Committee’s investigation, our board of directors terminated the employment of our Vice President, Business Affairs and General Counsel and directed our Compensation Committee to adjust downward the compensation for fiscal year 2006 for both our Chief Executive Officer, Ofer Gneezy, and our Executive Vice President, Gordon VanderBrug, because their oversight of our stock option granting practices was inadequate. Additionally, the Special Committee recommended, and we have implemented, changes to our stock-based compensation transaction procedures and approval policies that require additional and more systematic authorization to ensure that all stock option transactions adhere to the Company’s approval process and stated policies, and that all such transactions are properly recorded in the Company’s stock administration systems and have appropriate supporting documentation.

The discussion and analysis set forth below in this Item 2 has been amended to reflect the restatement as described above in the Explanatory Note to this Quarterly Report on Form 10-Q and in Note 2, “Restatement of Condensed Consolidated Financial Statements,” to the Notes to Condensed Consolidated Financial Statements. For this reason, the data set forth in this section may not be comparable to discussions and data in our previously filed Quarterly Reports on Form 10-Q.

Related Proceedings

We announced on October 20, 2006 that we were contacted by the SEC as part of an informal inquiry and we further disclosed on March 29, 2007, on Form 8-K, that the SEC had notified us that we would be receiving a formal order of investigation relating to our stock option practices. On April 13, 2007, we received the formal order of investigation. The SEC investigation seeks documents and information from us relating to the grant of our options from 1999 to the present.  We expect that the SEC will seek the testimony of individuals including certain of our executive officers.   We are cooperating fully with the SEC investigation that is ongoing. There is no assurance that other regulatory inquiries will not be commenced by other U.S. federal, state or other regulatory agencies.

We have incurred substantial expenses for legal, accounting, tax and other professional services in connection with the Special Committee investigation, our internal review of our historical financial statements, the preparation and audit of the restated financial statements and the SEC investigation, and related private civil litigation.  These expenses were approximately $0.8 million for the nine months ended September 30, 2006.  We have continued to incur significant expenses in connection with these matters since September 30, 2006.

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

NASDAQ Listing

On June 21, 2006, our common stock began trading again on the NASDAQ National Market under the stock symbol “IBAS”.  On May 3, 2006, we affected a one-for-three reverse stock split and subsequently submitted an application to NASDAQ to achieve this re-listing.

On November 12, 2006, the Nasdaq Listings Qualification Panel (“Nasdaq Panel”) notified us that our common stock was subject to delisting from the NASDAQ National Market as a result of our failure to timely file our Form 10-Q for the third quarter of 2006. In January 2007, the Nasdaq Panel granted our request for continued listing on the NASDAQ National Market through April 26, 2007. In March 2007, the Nasdaq Listing and Hearing Review Council (the “Listing Council”) informed us they had stayed the April 26, 2007 deadline for the delisting of our common stock, pending their further review. On March 20, 2007 and May 16, 2007, we received additional Nasdaq staff determination letters notifying us that our failure to timely file our Form 10-K for the period ended December 31, 2006 and our Form 10-Q for the quarter ended March 31, 2007, respectively, could serve as an additional bases for the delisting of the Company’s securities from The Nasdaq Stock Market. On June 1, 2007 we submited additional information for the consideration of the Listing Council, including our plans to update our SEC filings to meet the Nasdaq National Stock Market listing requirements and we requested the Listing Council for an extension to June 30, 2007 to file our periodic reports.

Proposed Transaction with KPN Telecom B.V., a subsidiary of Royal KPN N.V.

On June 21, 2006, we announced that we had entered into a Share Purchase and Sale Agreement with KPN Telecom B.V., a private limited liability company organized under the laws of The Netherlands (“KPN”).  Pursuant to the Share Purchase and Sale Agreement, we will acquire the shares of two subsidiaries of KPN and receive $55 million in cash in exchange for newly-issued shares of our common stock representing, on a post issuance basis, 51% of our issued and outstanding shares of common stock and outstanding in-the-money stock options and warrants, or approximately 40 million shares.  As of September 30, 2006, the newly-issued shares to KPN would represent approximately 55% of our issued and outstanding common shares.   The two entities which we are acquiring from KPN encompass KPN’s international wholesale voice business.

Upon the completion of the foregoing transactions, we will pay a dividend in the aggregate amount of $113 million on a pro rata basis to those persons who are shareholders of iBasis of record on the date immediately prior to the date of the closing of the transactions contemplated by the share purchase and sale agreement. In connection with payment of the dividend, we will adjust the exercise price and number of shares to be issued upon exercise of our outstanding common stock options to preserve their value.

On April 27, 2007, we announced that the Company and KPN had amended the Share Purchase and Sale Agreement to extend the outside date for completion of the transaction from April 30, 2007 to October 31, 2007.    Previously, in December 2006, we announced that the Company and KPN had extended the outside date for completion of the agreement from December 31, 2006 to April 30, 2007.  The proposed transaction is subject to customary closing conditions and the approval of iBasis shareholders.

Although we will be legally acquiring the two subsidiaries of KPN, after the transaction is completed, KPN will hold a majority of our outstanding common stock.  Accordingly, for accounting and financial statement purposes, the transaction will be treated as an acquisition of iBasis by KPN under the purchase method of accounting.  Under the purchase method of accounting, our assets and liabilities will be, as of the closing date of transaction, recorded at their fair value and added to the assets and liabilities of the two subsidiaries of KPN, including an amount for goodwill representing the difference between the deemed purchase price of iBasis and the fair value of our identifiable net assets.   We have incurred merger related expenses of $2.8 million through September 30, 2006, consisting primarily of investment banking advisory services, legal and accounting fees.  Such amounts have been expensed because we are the accounting acquiree.

The following discussion and analysis of our financial condition and results of operations for the three and nine months ended September 30, 2006 and 2005 should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2006 which is being filed with the SEC concurrently with this Quarterly Report on Form 10-Q and the unaudited condensed consolidated financial statements and footnotes for the three and nine months ended September 30, 2006 included herein.

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

Revenue Recognition.  For our Trading business, our revenue transactions are derived from the resale of international minutes of calling time. We recognize revenue in the period the service is provided, net of revenue reserves for potential billing disputes, provided collection of amounts billed is reasonably assured.  Such disputes can result from disagreements with customers regarding the duration, destination or rates charged for each call.  For our Retail business, revenue is deferred upon activation of the cards, or purchase of our web-based calling services, and is only recognized as the prepaid balances are reduced based upon minute usage and service charges.

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

Stock-based Compensation. Effective January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards 123R, “Share-Based Payment” (“SFAS 123R”), which require us to record compensation expense related to the fair value of our stock-based compensation awards.  Prior to January 1, 2006, we accounted for our stock-based compensation in accordance with Accounting Principles Board (“APB”) Opinion 25, “Accounting for Stock Issued to Employees,” and related interpretations.

We elected to use the modified prospective transition method as permitted under SFAS 123R and, therefore, have not restated our financial results for the prior periods to reflect the fair value of stock-based compensation awards..  Under this transition method, stock-based compensation expense for the year ended December 31, 2006 includes compensation expense for all stock option awards granted prior to, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123.  Stock-based compensation expense for all stock option awards granted subsequent to December 31, 2005 was based on the grant date fair value estimated in accordance with SFAS 123R.  We recognize compensation expense for stock option awards granted on a straight-line basis over the requisite service period of the award. See Explanatory Note and Note 2, “Restatement of Condensed Consolidated Financial Statements,” of the Notes to Condensed Consolidated Financial Statements regarding our determination of measurement dates for certain stock option grants.

Impairment of Long Lived Assets. Our long lived assets consist primarily of property and equipment, which are carried at historical cost.  Only in situations where there are specific events that may change the estimated remaining useful life of such assets are the value of these assets subject to impairment.  Any future impairment would not impact cash flow but would result in a charge to our statement of operations.

Restructuring Charges.  In prior years, we recorded significant charges to operations in connection with our restructuring programs.  The related reserves reflect estimates, including those pertaining to facility exit costs.  We reassess the reserve requirements to complete each restructuring program at the end of each reporting period.  Actual experience may be different from these estimates.  In the three months ended September 30, 2006, we took a charge of $0.1 million as a result of a change in estimate relating to our future sublease assumptions on vacant facilities which is included in general and administrative expenses.

Income Taxes. We have net deferred tax assets related to net operating loss carry forwards and tax credits that expire at various dates through 2025 and other tax temporary differences.  Significant judgment is required in determining our provision for income taxes, the amount of deferred tax assets and liabilities and the valuation allowance required to offset our net deferred tax assets.  Factors such as future reversals of deferred tax assets and liabilities, projected future taxable income, changes in enacted tax rates and the period over which our deferred tax assets will be recoverable are considered in making these determinations.   We evaluate the realizability of our deferred tax assets quarterly, and we may reverse a portion, or all, of our valuation allowance against our net deferred tax asset in future periods.  If this occurs, a tax benefit would be recorded for financial reporting purposes. Our deferred tax asset is subject to a 100% valuation allowance as of September 30, 2006 and December 31, 2005.

Results from Operations

The following table sets forth for the periods indicated the principal items included in the Condensed Consolidated Statement of Operations as a percentage of net revenue.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
		(as restated)		(as restated)
Net revenue	100.0%	100.0%	100.0%	100.0%
Costs and operating expenses:
Data communications and telecommunications	88.3	87.8	87.5	86.8
Research and development	2.5	3.3	2.7	3.4
Selling and marketing	3.2	3.2	3.3	3.1
General and administrative	5.4	4.3	4.6	4.1
Depreciation and amortization	1.4	1.8	1.4	1.8
Write-off of leasehold improvements	0.8	—	0.3	—
Restructuring costs	0.1	—	0.1	—
Merger related expenses	0.9	—	0.7	—
Total costs and operating expenses	102.6	100.4	100.6	99.2

Income (loss) from operations	(2.6)	(0.4)	(0.6)	0.8

Interest income	0.4	0.3	0.4	0.3
Interest expense	(0.1)	(0.2)	(0.1)	(0.9)
Other expenses, net	(0.0)	(0.0)	(0.0)	(0.1)
Foreign exchange gain (loss), net	(0.0)	(0.2)	0.0	(0.3)
Debt conversion premium and transaction costs	—	(1.4)	—	(0.7)
Income before provision for income taxes	(2.3)	(1.9)	(0.3)	(0.9)

Provision for income taxes	(0.0)	—	(0.0)	—
Net income	(2.3)%	(1.9)%	(0.3)%	(0.9)%

(1)             See Note 2, “Restatement of Condensed Consolidated Financial Statements,” to the Notes to Condensed Consolidated Financial Statements

Three Months Ended September 30, 2006 Compared to September 30, 2005

Net revenue. Our primary source of revenue is the fees that we charge customers for completing voice and fax calls over our network. Revenue is dependent on the volume of voice and fax traffic carried over our network and revenue from the sale of our prepaid calling services.  Our VoIP Trading revenue is dependent on the volume of voice and fax traffic carried over our network, which is measured in minutes.  We charge our customers fees, per minute of traffic, that are dependent on the length and destination of the call and recognize this revenue in the period in which the call is completed.  Our average revenue per minute (“ARPM”) is based upon our total net revenue divided by the number of minutes of traffic over our network for the applicable period.  ARPM is a key telecommunications industry financial measurement.  We believe this measurement is useful in understanding our financial performance, as well as industry trends.  Although the long distance telecommunications industry has been experiencing declining prices a number of years, due to the effects of deregulation and increased competition, our average revenue per minute can fluctuate from period to period as a result of shifts in traffic over our network to higher priced, or lower priced, destinations.

Our total net revenue increased by approximately $38.8 million, or 41%, to $133.5 million in Q3 of 2006 from $94.6 million in Q3 of 2005.  Traffic carried over our network increased 47% to approximately 2.9 billion minutes in Q3 of 2006 from 2.0 billion minutes in Q3 of 2005.  Our ARPM was 4.6 cents per minute in Q3 of 2006 compared to 4.8 cents per minute in Q3 of 2005.  Trading revenue increased $32.2 million, or 42%, to $109.3 million in Q3 of 2006 from $77.1 million in Q3 of 2005.  During Q3 of 2006, we added approximately 40 new Trading customers.  In addition,, we have continued to increase revenue from consumer VoIP customers, many of which use our PremiumCertified™ service.  As of September 30, 2006 we had more than 40 consumer VoIP customers and revenue from these customers was approximately 10% of total Trading revenue in Q3 of 2006. Retail revenue increased $6.6 million, or 37%, to $24.2 million in Q3 of 2006 from $17.6 million in Q3 of 2005.  The increase in Retail revenue reflects the growth we have achieved with the launch of new calling card brands and the expansion of our distribution network, particularly in southern California.  Revenue from our Pingo® calling services, which is part of our Retail revenue, was not material in Q3 of 2006 and Q3 of 2005.

Sequentially, total net revenue increased approximately $6.1million, or 5%, in Q3 of 2006 over Q2 of 2006.  Trading revenue increased $6.8 million, or 7%, in Q3 of 2006 over Q2 of 2006.  However, Retail revenue declined $0.6 million, or 3%, in Q3 of 2006 from Q2 of 2006.   In the third quarter, we disengaged with one of our largest prepaid calling card distributors due to delinquent payments.  We took a charge to increase our allowance for doubtful accounts of $1.3 million in Q3 of 2006 to cover amounts due from this distributor.  The prepaid cards we had sold through this distributor were primarily established brands and carried higher than average margins.  As a result, the disengagement from this distributor had an adverse effect on our Retail revenue and margins in Q3 2006.

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

Data communications and telecommunications expenses increased by $34.7 million, or 42%, to $117.9 million in Q3 of 2006 from $83.2 million in Q3 of 2005, in line with our growth in total net revenue.  Our ACPM was 4.1 cents per minute in Q3 of 2006 compared to 4.2 cents per minute in Q3 of 2005. Data communications and telecommunications expenses were $96.6 million and $21.3 million for our Trading and Retail business segments, respectively, in Q3 of 2006, compared to $68.3 million and $14.9 million for our Trading and Retail business segments, respectively, in Q3 of 2005.  As a percentage of total net revenue, data communications and telecommunications expenses were 88.3% in Q3 2006 compared to 87.8% in Q3 of 2005.

Gross profit. Total gross profit (net revenue less data communications and telecommunications costs) was $15.6 million, or 11.7%, of net revenue in Q3 of 2006, compared to $11.5 million, or 12.2% of net revenue in Q3 of 2005.  Average margin per minute was 0.54 cents per minute in Q3 of 2006, compared to 0.58 cents per minute in Q3 of 2005.  The decrease in the year-to-year gross margin percent was primarily a result of a decline in Retail gross margin, due largely to our disengagement with one of our largest prepaid calling card distributors and the resulting decline in revenue and gross profit from higher margin cards.  Trading gross profit was $12.7 million, or 11.7% of Trading revenue in Q3 of 2006, compared to $8.8 million, or 11.4% of Trading revenue, in Q3 of 2005.  Retail gross profit was $2.9 million, or 11.9% of Retail revenue in Q3 of 2006, compared to $2.7 million, or 15.4% of Retail revenue, in Q3 of 2005.

Sequentially, total gross profit decreased to 11.7% of total revenue in Q3 of 2006 from 12.8% of total revenue in Q2 of 2006.  Trading gross profit was 11.7% of revenues in Q3 of 2006, compared to 11.8% in Q2 of 2006 and Retail gross profit declined to 11.9% of revenues in Q3 of 2006, from to 17.1% in Q2 of 2006.  The decline in Retail gross profit as a percentage of revenue in Q3 2006 was largely related to our disengagement with one of our largest prepaid calling card distributors during the quarter and the resulting decline in revenue from higher margin calling cards. On June 30, 2006, the Federal Communications Commission (“FCC”) issued an order requiring providers of prepaid calling cards that utilize IP to contribute to the Universal Service Fund (“USF”) and pay access charges and other regulatory fees both in the future and for some prior period of time. We have filed an appeal of the retroactive aspect of the FCC Order with the United States Court of Appeals in Washington, D.C. As of September 30, 2006, we estimate that the maximum potential retroactive USF charge relating to our Retail business prior to the third quarter of the year ended December 31, 2006 would be approximately $2.6 million. As the amount of retroactive fees are not probable of being incurred, no amounts have been accrued as of December 31, 2006. We accrued $0.4 million in Q3 2006 for Universal Service Fund and other regulatory fees associated with our Retail business as a result of the FCC Order announced on June 30, 2006.

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

Research and development expenses were $3.3 million in Q3 of 2006 compared to $3.1million in Q3 of 2005. Although payroll-related expenses have increased, other expenses, including network hardware and software maintenance costs, have been reduced to partially offset the year-to-year increase. Stock-based compensation included in research and development expenses was $120,000 in Q3 of 2006 and was primarily a result of the adoption of SFAS 123R, compared to $22,000 in Q3 of 2005. As a percentage of net revenue, research and development expenses decreased to 2.5% in Q3 of 2006 from 3.3% in Q3 of 2005.

Selling and marketing expenses. Selling and marketing expenses include expenses relating to the salaries, payroll taxes, benefits and commissions that we pay for sales personnel and the expenses associated with the development and implementation of our promotion and marketing campaigns.

Selling and marketing expenses increased by $1.3 million, to $4.3 million in Q3 of 2006, from $3.0 million in Q3 of 2005. The increase in expenses primarily relates to additional investments we have made in sales and marketing to support our expanding Trading and Retail businesses. We have added sales personnel in developing regions and have substantially increased our marketing and promotional expenditures, particularly for our Retail business. Stock-based compensation included in sales and marketing in Q3 of 2006 was $99,000 and was primarily a result of the adoption of SFAS 123R, compared to $19,000 in Q3 of 2005. As a percentage of net revenue, selling and marketing expenses were 3.2% in Q3 of 2006 and Q3 of 2005.

General and administrative expenses. General and administrative expenses include salaries, payroll taxes and benefits, and related costs for general corporate functions, including executive management, finance and administration, legal and regulatory, facilities, information technology and human resources.

General and administrative expenses increased by $3.1 million to $7.3 million in Q3 of 2006 from $4.2 million in Q3 of 2005. In Q3 2006, we increased our allowance for doubtful accounts by a total of $1.8 million, including $1.3 million to cover amounts due from a prepaid calling card distributor we disengaged from doing business with in Q3. In Q3 2006 we incurred $0.8 million in legal and other fees relating to the investigation of our stock option granting practices. In addition, the increase also relates to a combination of higher payroll-related expenses, as well as higher professional fees, including legal and accounting. Total stock-based compensation and services included in general and administrative expenses in Q3 of 2006 was $165,000 and was primarily the result of the adoption of SFAS 123R, compared to $28,000 in Q3 of 2005. As a percentage of net revenue, general and administrative expenses were 5.4% in Q3 of 2006 and 4.3% in Q3 of 2005.

Depreciation and amortization expenses. Depreciation and amortization expenses increased by $0.2 million to $1.8 million in Q3 of 2006 compared to $1.6 million in Q3 of 2005. This increase was primarily due to depreciation relating to the addition of new capital equipment deployed into our network during the first nine months of 2006. As a percentage of net revenue, depreciation and amortization expenses decreased to 1.4% in Q3 of 2006 from 1.8% in Q3 of 2005.

Write-off of leasehold improvements and lease termination costs. In October 2006, we negotiated the early termination of leased space for one of our locations in New York City which we no longer needed. We had begun the process of negotiation with our landlord during Q3 and finalized an agreement to terminate the lease on this space subsequent to September 30, 2006. As a result of our plan in Q3 to terminate this lease, we took a non-cash charge of $1.0 million for the write-off of the carrying value of leasehold improvements relating to this location in Q3 of 2006. Under the lease termination agreement, we will have future monthly payment obligations totaling $1.1 million through February 2011, the original lease termination date. In Q4 of 2006, we recorded a charge of $0.9 million reflecting this future payment obligation. The charge of $0.9 million consists of our future payment obligations of $1.1 million, net of a $0.2 million reversal in a deferred rent liability arising from the difference between cumulative rental payments made under the lease agreement and rental expense recorded in our financial statements on a straight-line basis. As a result of this early lease termination, we will achieve approximately $1.2 million in future cash savings through February 2011, which represents the amount we would have paid under our original lease obligation less our future payment obligation as a result of our lease termination.

Restructuring costs.  Restructuring costs of $0.1 million in Q3 of 2006 relate to a change in estimate relating to our sublease assumptions associated with prior restructuring charges.

Merger related expenses.  Merger related expenses of $1.2 million relate to transaction costs incurred in Q3 of 2006 for the pending proposed transaction with KPN. These transaction costs consist primarily of investment banking advisory services, legal and accounting fees. These costs have been expensed as iBasis is not considered the accounting acquirer and the transaction will be accounted for as a reverse acquisition.

Interest income.  Interest income was $0.5 million in Q3 of 2006 compared to $0.3 million in Q3 of 2005. The increase reflects the income earned on our higher average year-to-year cash and short-term investment balances.

Interest expense.  Interest expense of $0.1 million in Q3 of 2006 and Q3 of 2005 relates to capital lease obligations.

Other expenses, net.  Other expenses, net were $49,000 and $40,000 in Q3 of 2006 and Q3 of 2005, respectively, and relate mostly to state excise and franchise taxes.

Foreign exchange gain (loss), net.  Foreign exchange gain was $58,000 in Q3 of 2006, compared to a loss of $174,000 in Q3 of 2005.

The foreign exchange gain in Q3 of 2006 was primarily due to the effect of a stronger Euro on our Euro-denominated accounts receivable. The foreign exchange loss in 2005 was primarily due to the effect of a weakening Euro on our Euro-denominated accounts receivable.

Provision for income taxes.  The provision for income taxes of $11,000 in Q3 of 2006 represents foreign income taxes on the earnings of our foreign subsidiaries. In Q3 of 2006 we had taxable income but did not have a federal or state income tax provision as a result of reversing a portion of our valuation allowance against deferred tax assets associated with net operating loss carry-forwards. In Q3 2005 we did not record a benefit for income taxes relating to our net operating loss carry-forwards, as it was more likely than not that this tax benefit would not be realized.

Net loss.  Net loss was $3.0 million in Q3 of 2006, or $(0.09) per share, compared to a net loss of $1.8 million, or $(0.06) per share, in Q3 of 2005. The net loss in Q3 of 2006 included $1.2 million in merger related expenses, a $1.8 million increase in the allowance for doubtful accounts, a write-off of leasehold improvement of $1.0 million and $0.8 million in expenses related to the investigation of our stock option granting practices. The net loss of $1.8 million in Q3 of 2005 included $1.3 million in debt conversion premiums.

Nine Months Ended September 30, 2006 Compared to September 30, 2005

Net revenue. Our total net revenue increased by approximately $93.7 million, or 34%, to $371.6 million in 2006 from $277.9 million in 2005. Traffic carried over our network increased 44% to approximately 7.9 billion minutes in 2006 from 5.5 billion minutes in 2005. Our ARPM was 4.7 cents per minute in 2006 compared to 5.0 cents per minute in 2005. Trading revenue increased $75.3 million, or 33%, to $300.8 million in 2006 from $225.5 million in 2005. During 2006, we have added approximately 120 new Trading customers. In addition, we have continued to increase revenue from consumer VoIP customers, many of which use our PremiumCertified™ service. As of September 30, 2006, we had more than 40 consumer VoIP customers and revenue from these customers was approximately 10% of total Trading revenue in 2006. Retail revenue increased $18.4 million, or 35%, to $70.8 million in 2006 from $52.4 million in 2005. The increase in Retail revenue reflects the growth we have achieved with the launch of new calling card brands and the expansion of our distribution network, particularly in southern California. Revenue from our Pingo® calling services, which is part of our Retail revenue, was not material in 2006 and 2005.

Data communications and telecommunications costs. Data communications and telecommunications expenses increased by $84.0 million, or 35%, to $325.3 million in 2006 from $241.3 million in 2005, in line with our growth in total net revenue. Our ACPM was 4.1 cents per minute in 2006 compared to 4.4 cents per minute in 2005. Data communications and telecommunications expenses were $265.3 million and $60.0 million for our Trading and Retail business segments, respectively, in 2006, compared to $197.8 million and $43.5 million for our Trading and Retail business segments, respectively, in of 2005. As a percentage of total net revenue, data communications and telecommunications expenses were 87.5% in 2006 compared to 86.8% in 2005.

Gross profit. Total gross profit (net revenue less data communications and telecommunications costs) was $46.3 million, or 12.5%, of net revenue in 2006, compared to $36.6 million, or 13.2% of net revenue in 2005. Average margin per minute was 0.58 cents per minute in 2006, compared to 0.66 cents per minute in 2005. The decrease in the year-to-year gross margin percent was primarily a result of a greater mix of lower margin Trading traffic than in the 2005 period and the decline in Retail gross margin in Q3 2006. Trading gross profit was $35.5 million, or 11.8% of Trading revenue in 2006, compared to $27.7 million, or 12.3% of Trading revenue, in 2005. Retail gross profit was $10.8 million, or 15.3% of Retail revenue in 2006, compared to $8.9 million, or 16.9% of Retail revenue, in 2005. The decline in retail gross profit as a percentage of revenue was largely due to our disengagement with on our largest retail calling card distributors in Q3 of 2006 and the resulting decline in revenue and gross profit from higher margin cards. In addition, we accrued $0.4 million in Q3 of 2006 for Universal Service Fund and other regulatory fees associated with our Retail business as a result of an FCC Order announced on June 30, 2006.

Research and development expenses. Research and development expenses increased by $0.7 million, to $10.1 million in 2006 compared to $9.4 million in of 2005. Although payroll-related expenses have increased, other expenses, including network hardware and software maintenance costs, have been reduced to partially offset the year-to-year increase. Stock-based compensation included in research and development expense in 2006 was $0.4 million and was primarily the result of the adoption of SFAS 123R, compared to $0.1 million in 2005. As a percentage of net revenue, research and development expenses were 2.7% in 2006 compared to 3.4% in 2005.

Selling and marketing expenses. Selling and marketing expenses increased by $3.4 million, to $12.1 million in 2006 compared to $8.7 million in 2005. The increase in expenses primarily relates to additional investments we have made in sales and marketing to support our expanding Trading and Retail businesses. We have added sales personnel in developing regions and have substantially increased our marketing and promotional expenditures, particularly for our Retail business. Stock-based compensation included in sales and marketing in 2006 was $0.3 million and was primarily the result of the adoption of SFAS 123R, compared to $0.1 million in 2005. As a percentage of net revenue, selling and marketing were 3.3% in 2006 compared to 3.1% in 2005.

General and administrative expenses. General and administrative expenses increased by $5.5 million to $17.0 million in 2006 from $11.5 million in 2005. In 2006, we increased our allowance for doubtful accounts receivable by a total of $2.4 million, including

$1.3 million to cover amounts due from a prepaid calling card distributor we disengaged from doing business with in Q3. In Q3 2006 we incurred $0.8 million in legal and other fees relating to the investigation of our stock option dating practices. In addition, the increase also relates to a combination of higher payroll-related expenses, as well as higher professional fees, including legal and accounting. In addition, general and administrative expenses include the fair value of $0.2 million for a warrant issued for investment banking advisory services in Q2 2006. Stock-based compensation and services included in general and administrative expenses in 2006 was $0.7 million and was primarily the result of the adoption of SFAS 123R, compared to $0.1 million in 2005. General and administrative expenses also include $0.2 million for the fair value of a warrant issued as partial payment for investment banking advisory services. As a percentage of net revenue, general and administrative expenses were 4.6% in 2006 and 4.1% in 2005.

Depreciation and amortization expenses. Depreciation and amortization expenses increased by $0.3 million to $5.2 million in 2006 compared to $4.9 million in 2005. As a percentage of net revenue, depreciation and amortization expenses decreased to 1.4% in 2006 from 1.8% in 2005.

Write-off of leasehold improvements and lease termination costs.  In October 2006, we negotiated the early termination of leased space for one of our locations in New York City which we no longer needed. We had begun the process of negotiation with our landlord during Q3 and finalized an agreement to terminate the lease on this space subsequent to September 30, 2006. As a result of our plan in Q3 to terminate this lease, we took a non-cash charge of $1.0 million for the write-off of the carrying value of leasehold improvements relating to this location in Q3 of 2006. Under the lease termination agreement, we will have future monthly payment obligations totaling approximately $1.1 million through February 2011, the original lease termination date. In Q4 of 2006, recorded a charge of $0.9 million reflecting this future payment obligation of $1.1 million, net of a $0.2 million reversal in a deferred rent liability arising form the difference between cumulative rental payments made under the lease agreement and rental expense recorded in our financial statements on a straight-line basis.

Restructuring costs.  Restructuring costs of $0.3 million in 2006 relate to a change in estimate relating to our sublease assumptions associated with prior restructuring charges.

Merger related expenses. Merger related expenses of $2.8 million relate to transaction costs incurred in 2006 for the pending proposed transaction with KPN. These transaction costs consist primarily of investment banking advisory services, legal and accounting fees. These transaction costs consist primarily of investment banking advisory services, legal and accounting fees. These costs have been expensed as iBasis is not considered the accounting acquirer and the transaction will be accounted for as a reverse acquisition.

Interest income.  Interest income was $1.4 million in 2006 compared to $0.8 million in 2005. The increase reflects the income earned on our higher average year-to-year cash and short-term investment balances.

Interest expense.  Interest expense in 2006 of $0.3 million relates to capital lease obligations. Interest expense in 2005 of $2.5 million was primarily related to our 6¾% Subordinated Convertible Notes and 8% Senior Secured Notes which were converted to common stock between June and September of 2005, as well interest relating to capital lease obligations.

Other expenses, net.  Other expenses, net were $139,000 and $200,000 in 2006 and 2005, respectively, and relate mostly to state excise and franchise taxes.

Foreign exchange gain (loss), net.  Foreign exchange gain was $189,000 in 2006, compared to a loss of $754,000 in 2005. The foreign exchange gain in 2006 was primarily due to the effect of a strengthening Euro on our Euro-denominated accounts receivable. The foreign exchange loss in 2005 was primarily due to the effect of a weakening Euro on our Euro-denominated accounts receivable.

Debt conversion premium and transaction costs.  The debt conversion premiums of $1,855,000 reflects payments made to certain noteholders in June and July of 2005 in negotiated agreements to encourage early conversion of $29.0 of our 8% Secured Convertible Notes due June 2007 and $2.0 million of our 6¾% Convertible Subordinated Notes due June 2009. Of the total payment, $1,740,000 was paid in cash and the balance was paid in the form of 43,736 shares of iBasis common stock with a fair value of $115,000. In addition, transactions costs were approximately $120,000 and consisted of investment banking and legal fees.

Provision for income taxes.  The provision for income taxes of $33,000 in 2006 represents foreign income taxes on the earnings of our foreign subsidiaries. In 2006 we had taxable income but did not have a federal or state income tax provision as a result of reversing a portion of our valuation allowance against deferred tax assets associated with net operating loss carry-forwards. In 2005 we did not record a benefit for income taxes relating to our net operating loss carry-forwards, as it was more likely than not that this tax benefit would not be realized.

Net loss.  Net loss was $1.1 million in 2006, or $(0.03) per share, compared to a net loss of $2.6 million, or $(0.11) per share, in 2005. The net loss in 2006 included merger related expenses of $2.8 million, an increase in the allowance for doubtful accounts of $2.4 million, a write-off of leasehold improvements of $1.0 million and $0.8 million in expenses related to the investigation of our stock option granting practices. The net loss of 2.6 million in 2005 included $2.0 million in debt conversion premiums and transaction costs.

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

Net cash provided by operating activities in 2006 was $18.4 million, compared to $8.1 million in 2005. Net cash provided by operating activities in 2006 was largely a result of the net loss of $1.1 million, offset by non-cash charges for depreciation of $5.2 million, stock-based compensation of $1.5 million, a provision for doubtful accounts receivable of $2.4 million, and a write-off of leasehold improvements of $1.0 million, as well as an increase in current liabilities. Net cash provided by operating activities in 2005 of $8.1 million was primarily the result of the net loss of $2.6 million, offset by non-cash depreciation charges of $4.9 million and an increase in current liabilities.

Net cash used in investing activities of $16.8 million in 2006 includes $6.9 million for capital expenditures, primarily for expansion of the iBasis Network. In addition, we used $35.9 million for purchases of short-term marketable investments and received proceeds of $26.0 million from the maturities of short-term marketable investments. Net cash used in investing activities in 2005 of $8.1 million consisted of $2.7 million for capital expenditures, $21.3 million for purchases of short-term marketable investments, partially offset by proceeds of $15.9 million from maturities of short-term marketable investments.

Net cash used in financing activities was $2.9 million in 2006. In Q1 of 2006 we purchased 0.4 million shares of our common stock at a total cost of $2.3 million, under our previously announced stock repurchase program. We did not repurchase any shares of our common stock in Q2 or Q3 of 2006. A summary of our stock repurchases for the nine months ended September 30, 2006 is as follows:

Period	Total Shares Purchased	Average Price Paid per Share
January 1, 2006–January 31, 2006	58,267	$5.70
February 1, 2006–February 28, 2006	251,667	$5.94
March 1, 2006–March 31, 2006	67,167	$6.18
Total	377,101	$5.94

In February 2006, we increased our stock repurchase program to $15 million. As of September 30, 2006, cumulatively we had purchased a total of 0.7 million shares at a total cost of $4.1 million, leaving $10.9 million remaining for repurchases under this program. The Company has not made any additional repurchases of common stock since Q1 of 2006 and does not expect to make any further repurchases under this plan. In 2006, capital lease payments were $1.2 million and proceeds from the exercise of employee stock options were $0.6 million.

Net cash used in financing activities in 2005 was $1.0 million and consisted of $0.9 million used for the redemption of the remaining 5¾% Convertible Subordinated Notes, $1.9 million in debt conversion premiums and transaction costs and $0.9 million for capital lease payments. In addition, we received proceeds of $2.4 million for the exercise of 0.7 million warrant shares to purchase our common stock in 2005.

We had no borrowings under our $15.0 million bank line of credit at September 30, 2006 or December 31, 2005. We had issued outstanding letters of credit of $2.6 million and $2.4 million at September 30, 2006 and December 31, 2005, respectively. Our bank has waived our non-compliance of the minimum profitability covenant and amended our bank line of credit for Q3 of 2006 and Q4 of 2006. In May 2007, we amended certain financial covenants and extended the maturity date of our revolving line of credit with our bank from May 31, 2007 until July 30, 2007.

On June 21, 2006, we announced the signing of a definitive agreement to merge the international wholesale voice business of Royal KPN N.V. (“KPN”) into iBasis. Pursuant to the share purchase and sale agreement, we will acquire KPN’s subsidiary KPN Global Carrier Services and receive $55 million in cash in exchange for newly-issued shares of our common stock representing 51% of our issued and outstanding shares of common stock and outstanding in-the-money stock options warrants, or approximately 40 million shares. As of September 30, 2006, the newly-issued shares to KPN would represent approximately 55% of our issued and outstanding common shares. Our shareholders of record immediately prior to closing will receive a cash dividend of $113 million immediately following closing. In connection with payment of the dividend, outstanding common stock options will be adjusted to preserve their value.

On April 27, 2007, we announced that the Company and KPN had amended the share purchase and sale agreement to extend the outside date for completion of the transaction from April 30, 2007 to October 31, 2007. Previously, in December 2006, we announced that the Company and KPN had extended the outside date for completion of the transaction from December 31, 2006 to April 30, 2007. The proposed transaction is subject to customary closing conditions and the approval of iBasis shareholders.

Although we will be legally acquiring KPN Global Carrier Services, after the merger is completed, the former sole stockholder of KPN Global Carrier Services (a subsidiary of KPN), will hold a majority of our outstanding common stock. Accordingly, for accounting and financial statement purposes, the merger will be treated as an acquisition of iBasis by KPN Global Carrier Services under the purchase method of accounting. Under the purchase method of accounting, our assets and liabilities will be, as of the date of the merger, recorded at their fair value and added to the assets and liabilities of KPN Global Carrier Services, including an amount for goodwill representing the difference between the deemed purchase price of iBasis and the fair value of our identifiable net assets. We have incurred merger related expenses of $2.8 million through September 30, 2006, consisting primarily of investment banking advisory services, legal and accounting fees. Such amounts have been expensed because we are the accounting acquiree.

On June 30, 2006, the Federal Communications Commission (“FCC”) issued an order requiring providers of prepaid calling cards that utilize IP to contribute to the Universal Service Fund (“USF”) and pay access charges and other regulatory fees both in the future and for some prior period of time. In connection with our Retail business, we plan to absorb or pass along such future fees, to the extent permitted by law, which, based on current traffic mix, equal approximately 1.8% of revenue. We have filed an appeal of the retroactive aspect of the FCC Order with the United States Court of Appeals in Washington, D.C. In October 2006, we filed a motion to stay that aspect of the FCC Order pending the outcome of the appeal. On November 1, 2006, the Court deferred ruling on the stay request pending the FCC’s ruling on a similar stay motion pending before the agency. The agency denied the stay request on March 29, 2007. As of December 31, 2006, we estimate that the maximum potential retroactive USF charge relating to our Retail business prior to the third quarter of the year ended December 31, 2006 would be approximately $2.6 million. If we are not successful with our appeal of the retroactive aspect of the FCC Order and are required to pay USF and other fees on a retroactive basis, we do not believe we would be able to  recover these fees from our customers.  As such, we would have to fund these fees up to the estimated maximum retroactive amount of $2.6 million. As the amount of retroactive fees are not probable of being incurred, no amounts have been accrued as of December 31, 2006.

We have incurred substantial expenses for legal, accounting, tax and other professional services in connection with the Special Committee investigation, our internal review of our historical financial statements, the preparation of the restated financial statements and the SEC investigation. These expenses were approximately $0.8 million through September 30, 2006 and we have continued to incur significant expenses in connection with these matters since September 30, 2006.

We anticipate that the September 30, 2006 balance of $52.9 million in cash, cash equivalents and short-term marketable investments, together with cash flow generated from operations, will be sufficient to fund our operations and capital expenditures for at least the next twelve months.

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

Contractual Obligations

The following table summarizes our future contractual obligations as of September 30, 2006:

	Payment Due Dates
	Total	Less than 1 Year	1 to 2 Years	2 to 3 Years	3 to 5 Years	After 5 Years
	(In thousands)
Capital lease obligations, including interest	$2,866	$1,768	$1,098	$—	$—	$—
Operating leases	9,699	2,208	1,858	1,905	1,591	2,137
Total	$12,565	$3,976	$2,956	$1,905	$1,591	$2,137

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

Our investments in commercial paper and debt instruments are subject to interest rate risk, but due to the short-term nature of these investments, changes in interest rates would not have a material impact on their value at September 30, 2006. Our primary interest rate risk is the risk on borrowings under our line of credit agreements, which are subject to interest rates based on the bank’s prime rate. A change in the applicable interest rates would also affect the rate at which we could borrow funds or finance equipment purchases. Our capital lease obligations are fixed rate debt. A 10% change in interest rates would not have a material impact on interest expense associated with our line of credit agreement.

Although we conduct our business in various regions of the world, most of our revenues are denominated in U.S. dollars with the remaining being generally denominated in Euros or British Pounds. Thus, we are exposed to foreign currency exchange rate fluctuations as the financial results and balances of our foreign subsidiaries are translated into U.S. dollars. As exchange rates vary, these results, when translated, may vary from expectations and may adversely impact our results of operations and financial condition. Accordingly, if the dollar weakens relative to foreign currencies, particularly the Euro or British Pound, our foreign currency denominated revenues and expenses would increase when stated in U.S. dollars. Conversely, if the dollar strengthens, our foreign currency denominated revenues and expenses would decrease. Based on our net revenue for the three months ended September 30, 2006, if the U.S. dollar had weakened against the Euro and British Pound by 10%, our net revenue would have increased approximately 3%. Conversely, based on our net revenue for the three months ended September 30, 2006, if the U.S. dollar had strengthened against the Euro and British Pound by 10%, our net revenue would have decreased by approximately 3%. The impact of a 10% change in the exchange rate between the U.S. dollar and the Euro or British Pound would not have a material effect on our operating expenses.

Item 4. Controls and Procedures

Background on Special Committee Review of Historical Stock Option Granting Practices and Restatement of Consolidated Financial Statements

On August 20, 2006, the Company’s board of directors formed a Special Committee of independent directors to commence a voluntary internal investigation of the Company’s historical stock option grants and practices. The Special Committee was given broad authority to investigate and address our historical stock option grants and practices. The Special Committee was composed of two independent members of our Board of Directors, W. Frank King and Robert H. Brumley. The Special Committee retained the law firm of Goodwin Procter LLP as its independent outside counsel. Goodwin Procter LLP hired Law and Economics Consulting Group as independent accounting experts to aid in its investigation.

On October 17, 2006, the Special Committee concluded that the measurement dates for determining the accounting treatment of certain historical stock option grants differed from the measurement dates used by the Company in preparing its financial statements. Because the prices at the originally stated grant dates were, in certain cases, lower than the prices on the actual dates of the determination, the Company determined that it should have recognized material amounts of stock-based compensation expense which were not accounted for in its previously issued financial statements. The Special Committee also found in a number of instances that the date and exercise price of option grants had been determined, with hindsight, to provide a more favorable price for such grants.

On October 18, 2006, the Audit Committee, in consultation with management, concluded that the Company’s previously issued unaudited interim and audited annual consolidated financial statements for fiscal 1999 and subsequent periods through June 30, 2006, should no longer be relied upon because these financial statements contained material misstatements and would need to be restated. The Company subsequently determined that fiscal 1999 did not require restatement.

In accordance with the determinations of the Special Committee’s investigation, our Board of Directors terminated the employment of our Vice President, Business Affairs and General Counsel and directed our compensation committee to adjust downward the compensation for the upcoming fiscal year for both our Chief Executive Officer, Ofer Gneezy, and our Executive Vice President, Gordon VanderBrug, because their oversight of our stock option granting practices was inadequate. Additionally, the Special Committee recommended, and we have implemented during the fourth quarter of 2006, changes to our stock-based compensation transaction procedures and approval policies that require (i) additional and more systematic authorization to ensure that all stock option transactions adhere to the Company’s approval process and stated policies, and (ii) that all such transactions are properly recorded in the Company’s stock administration systems and have appropriate supporting documentation.

Evaluation of Disclosure Controls and Procedures

As of September 30, 2006, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the securities and Exchange Act of 1934, as amended) . Based upon that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were not effective.

Our management determined that we did not maintain effective entity level controls over the granting, approval and documentation of stock options based on criteria established in the COSO framework. Specifically, we did not maintain controls adequate to prevent or detect instances of either (i) intentional override or intervention of our controls, or (ii) misconduct by a former member of senior management and we did not maintain controls to insure that historical measurement dates for stock option grants to employees were appropriately determined and the Company’s accounting for those grants was in accordance with Accounting Principles Board Opinion 25, Accounting for Stock Issued to Employees and, beginning January 1, 2006 Financial Accounting Standard No. 123(R), Share-based Payments. This material weakness resulted in the restatement described in Note 2 to the restated consolidated financial statements included in this Form 10-Q. Our management determined that this control deficiency was a design deficiency in our entity level controls and was a material weakness, based upon the actual misstatements identified, the potential for additional material misstatements to have occurred as a result of the deficiency, and the lack of other mitigating controls.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2006 that have materially affected, or are reasonably like to materially affect, our internal control over financial reporting.

Remediation of the Material Weakness in Internal Control Over Financial Reporting

Our management is committed to remediating the material weakness identified above by implementing changes to the Company’s internal control over financial reporting. Our management, along with our Board of Directors, has implemented changes during the fourth quarter of 2006 to the Company’s option granting process for the timing, approval and pricing of stock option grants as detailed below, and is in the process of implementing other changes as detailed below, to the Company’s internal control over financial reporting:

•       All option grants to Company employees must be approved in minuted meetings of the Compensation Committee;

•       The exercise price of each stock option will be the closing price on the date of the Compensation Committee meeting;

•       In advance of each meeting, the Compensation Committee will receive information from management, including, but not limited to, information related to the number of options in the pool and a recommendation of option recipients, including the number of options for each recommended recipient;

•       All option grants other than new hire grants will be granted at the same time each year;

•       If the Compensation Committee agrees to a grant date other than the ordinarily prescribed time, the grants must be approved in a minuted meeting of the Compensation Committee;

•       Every offer letter must state that each option is subject to approval by the Compensation Committee and that the exercise price of option grants will be the closing price on the date of approval by the Compensation Committee;

•       The Compensation Committee will arrange for counsel, in conjunction with outside third parties as deemed necessary, to provide training to management on stock option granting practices and accounting on at least a biannual basis;

•       The Compensation Committee has adopted a written charter, taking into account similarly situated corporations and industry-wide best practices; and

•       The Compensation Committee shall be required to do a self-assessment process and communicate the results to the full Board.

Additionally, management is investing in ongoing efforts to continuously improve the control environment and has committed considerable resources to the continuous improvement of the design, implementation, documentation, testing and monitoring of our internal controls.

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

Factors That May Affect Future Results and Financial Condition

Risk Related to the Restatement of Our Prior Financial Results

Our Special Committee investigation, our internal review of our historical financial statements, the restatement of our consolidated financial statements, investigation by the SEC, review by The Nasdaq Stock Market and related events have had, and will continue to have, a material adverse effect on us.

In conjunction with the preparation and filing of our Form 10-Q for the three months ended June 30, 2006, we performed an internal review of our historical option grants from January 1, 2004 through May 2006 to discern any patterns relating to the timing and pricing of option grants. This internal review indicated that certain stock options grants were made at a relatively low price, compared to the price of our common stock in the days around the date of the stock option grant. In reviewing this information, our management did not believe that there would be a potential change in the measurement dates for these grants. On August 9, 2006, we filed our Form 10-Q for the quarter ended June 30, 2006.

At a meeting of our Board of Directors held on August 10, 2006, the status of the internal review was discussed. Subsequent to this meeting, our Executive Management and Board of Directors became aware, based on information provided to them by our former Vice President of Business Affairs and General Counsel, of email messages that he had written or received indicating that the date and exercise price of certain option grants may have been determined with hindsight.

On August 20, 2006, following review of the email messages and internal review, our Board of Directors formed a Special Committee of independent directors to commence a voluntary investigation of our historical stock option grants and practices. The Special Committee’s investigation considered evidence of all stock options grants for the period December 1999 through May 2006.

On October 17, 2006, the Special Committee concluded that the measurement dates for determining the accounting treatment of certain historical stock option grants differed from the measurement dates used by us in preparing our financial statements. Because the prices at the originally stated grant dates were, in certain cases, lower than the prices on the actual dates of the determination, we determined we should have recognized material amounts of stock-based compensation expense which were not accounted for in our previously issued financial statements. The Special Committee also found that in a number of instances the date and exercise price of option grants had been determined with hindsight to provide a more favorable price for such grants. Consequently, on October 18, 2006, our Audit Committee, in consultation with our management and after discussion with our independent registered public accounting firm, concluded that our financial statements, including the reports of our independent registered public accounting firm thereon, and our earnings releases and similar communications for the 1999 fiscal year and subsequent periods should no longer be relied upon.

On October 20, 2006, we announced that we had received notice that the SEC was conducting an informal inquiry concerning historical stock option grant practices to determine whether violations of the securities laws had occurred. The SEC has made informal requests for the production of documents related to our historical stock option grant practices. On March 29, 2007, we were informed that the SEC had obtained a Formal Order of Private Investigation relating to our historical stock option grant practices. We are cooperating fully with the investigation being conducted by the SEC. At this point we are unable to predict what, if any, consequences the SEC investigation may have on us. However, the investigation could result in considerable legal expenses, divert management’s attention from other business concerns and harm our business. If the SEC were to commence legal action, we could be required to pay significant penalties and/or fines and could become subject to an administrative order and/or a cease and desist order. The filing of our restated financial statements to correct the discovered accounting errors has not resolved the pending SEC investigation into our past practices with respect to equity incentives. The resolution of the SEC investigation could require that we take other actions not presently contemplated.

As a result of the events described above, we have become subject to the following significant risks, each of which is described in more detail below. Each of these risks could have a material adverse effect on our business, financial condition and results of operations:

•                  we are subject to an ongoing investigation by the SEC, and we may become subject to additional investigation by other governmental agencies, which has required, any may continue to require, significant management time and attention and caused us to incur significant accounting and legal expense and which could require us to pay substantial fines or other penalties;

•                  we are subject to derivative civil claims made on our behalf against certain of our current and former officers and directors, the defense of whom will require our management to devote significant attention and to incur significant legal expense and which litigation, if decided against them, could require us to pay substantial judgments, settlements or other penalties pursuant to any indemnification obligations that we may have with them;

•                  we have incurred and our option holders have incurred tax liability which has caused us to, and may continue to cause us to, pay penalties and interest for the late payment of our withholding tax obligations and payments to our affected option holders to offset against their additional tax liabilities;

•                  we have been unable to remain current with the filing of our periodic reports with the SEC and our efforts to become current will require substantial management time and attention as well as additional accounting and legal expense; and

•                  as a result of the restatement and the delayed filing of our periodic reports, we may become delisted from The Nasdaq Stock Market and there can be no assurance that we will be able to obtain listing of our common stock on another national securities exchange.

We cannot predict the outcome of the SEC’s formal investigation of our past stock option practices. The investigation has required, and may continue to require, significant management time and attention, as well as additional accounting and legal expense, and could result in civil and/or criminal actions seeking, among other things, injunctive and monetary relief from us.

The SEC’s formal investigation of our past stock option practices is ongoing. We continue to fully cooperate with the SEC and have provided the staff with extensive documentation relating to the Special Committee’s investigation and our internal review of our historical financial statements. The SEC investigation and requests for information have required significant management attention and resources. The period of time necessary to resolve the SEC investigation is uncertain, and these matters could require significant additional attention and resources which could otherwise be devoted to the operation of our business. We have incurred substantial expenses with third parties for legal, accounting, tax and other professional services in connection with these matters and expect to continue to incur significant expenses in the future, which may adversely affect our results of operations and cash flows. We will continue to cooperate with the SEC regarding this matter, there can be no assurance that our efforts to resolve the SEC’s investigation will be successful and we cannot predict whether we will be able to reach any type of resolution with the SEC. There is no assurance that other regulatory inquiries will not be commenced by other U.S. federal, state or other regulatory agencies.

Further, there is no assurance that other regulatory inquiries will not be commenced by other U.S. federal, state or foreign regulatory agencies and as a result, we are subject to the risk of additional litigation and regulatory proceedings or actions in connection with the Special Committee investigation and the related restatement, which would also lead to substantial expenses that may adversely affect our financial condition, results of operations or cash flows.

Following the Special Committee investigation, two derivative civil action lawsuits have been brought, purportedly on our behalf, which could require significant management time and attention and result in significant legal expenses and may result in an unfavorable outcome against our management, which could require us to pay substantial judgments or settlements pursuant to any indemnification obligations that we may have with them, which could have a material adverse effect on our business, financial condition and results of operations.

Following the Special Committee investigation, two derivative civil claims were filed, purportedly on our behalf, against certain of our current and former officers and directors. See Note 9, “Contingencies” to the Notes to Condensed Consolidated Financial Statements.

The amount of time to resolve these lawsuits is unpredictable, and in defending themselves, our management’s attention may be diverted from the day-to-day operations of our business, which could adversely affect our business, financial condition and results of operations. In addition, an unfavorable outcome in such litigation could require us to incur significant legal expenses and substantial judgments or settlements pursuant to any indemnification obligations that we may have with our officers and directors, which could also have a material adverse effect on our business, financial position, results of operations or cash flows.

Our insurance coverage may not be sufficient to cover our total liabilities in either of these actions if we are obligated to indemnify (and advance legal expenses to) former or current directors or officers in accordance with the terms of our certificate of incorporation, bylaws, other applicable agreements, and Delaware law. We currently hold insurance policies for the benefit of our directors and officers, although our insurance coverage may not be sufficient in either of these matters. Furthermore, the underwriters of our directors and officers insurance policy may seek to rescind or otherwise deny coverage in some or all of these matters, in which case we may have to self-fund the indemnification amounts owed to such directors and officers.

We have incurred and our option holders have incurred tax liability which has caused us to, and may continue to cause us to, pay penalties and interest for the late payment of our withholding tax obligations and payments to our affected option holders to offset against their additional tax liabilities.  In addition, we may incur significant accounting and legal expense in connection with the implementation of a program to assist our affected employees.

As a result of determining revised measurement dates for certain of our stock options, we have recorded payroll withholding tax related adjustments for certain options previously classified as ISO grants under the Code.  Such stock options were determined to have been granted with an exercise price below the fair market value of our common stock on the revised measurement date. As a result, such stock options do not qualify for ISO tax treatment. The disqualification of ISO classification and the resulting conversion to non-qualified stock option status results in withholding taxes on the exercise of such stock options.  In addition, as a result of the change in the measurement dates of certain stock option grants, certain stock options vesting subsequent to December 2004 result in non-qualified deferred compensation for purposes of Section 409A of the Code, and option holders are subject to an excise tax on the value of the options in the year in which they vest.

To assist any affected employees who may be subject to these tax liabilities, we may decide to make payments to them.  We will also likely implement a plan to amend the terms of certain of our outstanding stock option grants held by our non-executive employees to adjust the exercise price as the fair market value of our common stock on the legal grant date, for which we may incur significant accounting and legal expense and we may become obligated to pay a significant amount of money to our non-executive employees whose stock options will have an increased exercise price.  Both our assistance with our option holders’ tax liabilities and our implementation of a plan to amend existing stock options could have an adverse impact on our financial position, results of operations or cash flows.

We have been unable to remain current with the filing of our periodic reports with the SEC, and our efforts to become current may require substantial management time and attention as well as additional accounting and legal expense.

As a result of our restatement, we experienced significant delays in the filing of our periodic reports, and following the filing of this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2006, we will need to file our now delinquent quarterly report on Form 10-Q for the first quarter of 2007. The completion of these outstanding reports will require substantial management time and attention as well as additional accounting and legal expense. In addition, if we are unable to become current with our filings with the SEC, we may face several adverse consequences. If we are unable to become current with our filings with the SEC, investors in our securities will not have information regarding our business and financial condition with which to make decisions regarding investment in our securities. In addition, we will not be able to have a registration statement under the Securities Act of 1933, as amended, covering a public offering of securities, declared effective by the SEC, and we will not be able to make offerings pursuant to existing registration statements and pursuant to certain “private placement” rules of the SEC under Regulation D to any purchasers not qualifying as “accredited investors.” We also will not be eligible to use a “short form” registration statement on Form S-3 for a period of 12 months after the time we become current in our filings. These restrictions could adversely affect our business, financial position, results of operations or cash flows.

Our common stock may become delisted from The Nasdaq Stock Market as a result of the restatement and delayed filing of our periodic reports, and if delisted, we may be unable to obtain listing of our common stock on another national securities exchange.

As a result of the restatement and the delayed filing of our periodic reports with the SEC, we were unable to comply with the listing standards of The Nasdaq Stock Market. In November 2006, we were notified by The Nasdaq Stock Market that our common stock was subject to delisting due to our failure to file our Quarterly Report on Form 10-Q for the third quarter in the year ended Decmeber 31, 2006 in a timely manner. We have subsequently received additional notices from The Nasdaq Stock Market stating that the our failure to file our Annual Report on Form 10-K for the year ended December 31, 2006 and our Quarterly Report on Form 10-Q for the first quarter in the year ending December 31, 2007 in a timely manner could serve as an additional basis for the delisting of our common stock from The Nasdaq Stock Market. The Nasdaq Stock Market has stayed the delisting of our common stock pending further action of the Nasdaq Listing and Hearing Review Council, or the Listing Council. On June 1, 2007 we submited additional information for the consideration of the Listing Council, including our plans to update our SEC filings to meet the Nasdaq National Stock Market listing requirements and we requested the Listing Council for an extension to June 30, 2007 to file our periodic reports. There can be no assurance that we will be able to maintain the listing of our common stock with The Nasdaq Stock Market, or that if delisted, that we will be able to obtain listing of our common stock on another national securities exchange. If we are not successful in maintaining our listing or if our common stock is delisted, the price of our common stock may be adversely affected.

Risks Related to Our Business

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

•             the loss of arbitrage opportunities resulting from declines in international settlement rates or tariffs;

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

Because of these factors and others, you should not rely on quarter-to-quarter comparisons of our results of operations as an indication of our future performance. It is possible that, in future periods, our results of operations will be significantly lower than the estimates of public market analysts, investors or our own estimates. Such a discrepancy could cause the price of our common stock to decline significantly and adversely affect our profitability.

We may not be able to generate sufficient revenue and gross profit that will enable us to be profitable in the long term if telecommunications carriers and other communications service providers are reluctant to use our services in sufficient volume.

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

•                  an increase in termination costs of international calls;

•                  uncertainty regarding the regulatory status of VoIP services; and

•                  uncertainty regarding potential patent infringement related to certain VoIP services.

The growth of our core Trading business depends on carriers and other communications service providers generating an increased volume of international voice and fax traffic and selecting our network to carry at least some of this traffic. Similarly, the growth of Retail services we offer depends on these factors as well as acceptance in the market of the brands that we service, including their respective rates, terms and conditions. If the volume of international voice and fax traffic and associated or other retail services do not increase or if they decrease and these parties or other customers do not employ our network or otherwise use our services, we may not be able to achieve profitability.

We may not be able to collect amounts due to us from our customers and we may have to disgorge amounts already paid.

Some of our customers have closed their businesses or filed for bankruptcy while owing us significant amounts for services we have provided to them in the past. Despite our efforts to collect these overdue funds, we may never be paid. The bankruptcy court may require us to continue to provide services to these companies during their reorganizations. Other customers may discontinue their use of our services at any time and without notice, or delay payments that are owed to us. Additionally, we may have difficulty in collecting amounts from them. Although we have internal credit risk policies to identify companies with poor credit histories, we may not effectively manage these policies and may provide services to companies that refuse to pay. The risk is even greater in foreign countries, where the legal and collection systems available may not be adequate or impartial for us to enforce the payment provisions of our contracts. Our cash reserves will be reduced and our results of operations will be materially adversely affected if we are unable to collect amounts from our customers.

We have received claims including lawsuits from estates of bankrupt companies alleging that we received preferential payments prior to such companies’ bankruptcy filing. We may be required to return amounts received from entities that subsequently become bankrupt. We intend to employ all available defenses in contesting such claims or, in the alternative settle such claims. The results of any suit or settlement may have a material adverse affect on results of operations.

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

Parties that Maintain Phone and Data Lines and Other Telecommunications Services.  Our business model depends on the availability of the Internet and traditional telephone networks to transmit voice and fax calls. Third parties maintain and own these networks, other components that comprise the Internet, and business relationships that allow telephone calls to be terminated over the public switched telephone network. Some of these third parties are telephone companies. They may increase their charges for using these lines at any time and thereby increase our expenses. They may also fail to maintain their lines properly, fail to maintain the ability to terminate calls, or otherwise disrupt our ability to provide service to our customers. Any such failure that leads to a material disruption of our ability to complete calls or provide other services could discourage our customers from using our network, which could adversely effect our results of operations.

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

We may not be able to succeed in the intensely competitive market for our Trading services or for Prepaid Calling Services.

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

Our VoIP business requires that we handle a large number of international calls simultaneously. As we expand our operations, we expect to handle significantly more calls. If we do not expand and upgrade our hardware and software quickly enough, we will not have sufficient capacity to handle the increased traffic and growth in our operating performance would suffer as a result. Even with such expansion, we may be unable to manage new deployments or utilize them in a cost-effective manner. In addition to lost growth opportunities, any such failure could adversely affect customer confidence in The iBasis Network and could result in us losing business.

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

We operate two network operations centers as well as numerous Internet central offices throughout the world. In some cases, we have designed redundant systems, provided for excess capacity, and taken other precautions against platform and network failures as well as facility failures relating to power, air conditioning, destruction, or theft. Nonetheless, some of our infrastructure and functionality, including those associated with certain components of our Retail business, operate as a single point of failure, meaning, failures of the type described may prohibit us from offering services at all at any given time. The potential of such a failure may discourage others from using our network, which may adversely impact our business.

We depend on our current personnel and may have difficulty attracting and retaining the skilled employees we need to execute our business plan.

Our future success will depend, in large part, on the continued service of our key management and technical personnel. If any of these individuals or others we employ are unable or unwilling to continue in their present positions, our business, financial position, results of operations, or cash flows could suffer. We do not carry key person life insurance on our personnel.

We will need to retain skilled personnel to execute our plans.

Our future success will also depend on our ability to attract, retain and motivate highly skilled employees, particularly engineering and technical personnel. Past workforce reductions have resulted in reallocations of employee duties that may have resulted in employee and contractor uncertainty and dissatisfaction. Reductions in our workforce or restrictions on salary increases or payment of bonuses may make it difficult to motivate and retain employees and contractors, which could affect our ability to deliver our services in a timely fashion and otherwise negatively affect our business.

We can not ensure that our existing capital will be sufficient to meet our requirements for the future and a failure to obtain necessary additional capital in the future could jeopardize our operations.

We believe that we have sufficient capital to satisfy our operations and capital asset expenditures for at least the next twelve months, however, we may need additional capital in the future to fund our operations, finance investments in equipment and corporate infrastructure, expand our network, increase the range of services we offer and respond to competitive pressures and perceived opportunities.  We may not be able to obtain additional financing on terms acceptable to us, if at all. If we raise additional funds by selling equity securities, the relative equity ownership of our existing investors could be diluted or the new investors could obtain terms more favorable than previous investors. A failure to obtain additional funding could prevent us from making expenditures that are needed to allow us to grow or maintain our operations.

Risks Related to Regulatory Matters

The telecommunications industry is subject to domestic governmental regulation and legal uncertainties and other laws that could materially increase our costs and prevent us from executing our business plan.

Under FCC rules, services classified as telecommunications services are subject to regulation, whereas services classified as information or enhanced services are largely exempt from regulation, including the requirement to pay access charges. We have taken the position that our Trading services are enhanced services that are exempt from traditional regulation that applies to telecommunications services. While the FCC has traditionally maintained that information service providers, including VoIP providers, do not provide telecommunications services for regulatory purposes, various entities have challenged this policy at the state and federal levels and the FCC has begun to regulate certain aspects of various types of VoIP services. For example, in 2004, the FCC concluded that long distance calls that begin and end as regular calls but use IP to transport some portion of the call are telecommunications services. As indicated above, the FCC also concluded that prepaid calling cards that utilize IP-transport are a telecommunications services, not an information service. Additionally, the FCC recently found that certain VoIP services that interconnect with the traditional public telephone network must begin making Universal Service Fund, or USF, contributions, but the agency declined to determine whether that service is a telecommunications service or an information service.

As a result of these and other rulings, aspects of our operations may currently be, or may become, subject to state or federal regulations governing licensing, USF funding, interstate or intrastate access charges, advertising, disclosure of confidential communications or other information, excise and other fees, taxes and surcharges, U.S. embargos and other reporting or compliance requirements.

In the event of an audit from the federal Universal Service Administrator or complaint from a local access provider, we could be subject to arrearages for USF contributions or access charges. Further, as regulated telecommunications, our prepaid calling cards would be subject to additional obligations including various traffic reporting obligations.

In addition, to the extent that our services are classified as telecommunications services, state regulatory authorities may also assert jurisdiction over any intrastate aspect of our service potentially subjecting us to licensing requirements and additional fees and subsidies from the state regulatory authorities. We are not licensed to offer traditional telecommunications services in any U.S. state and we have not filed tariffs for any service at the FCC or at any state regulatory commission.

Although we believe that our interstate Trading products qualify as information services that are exempt from federal USF contributions, we have, as of January 1, 2005, made such contributions on our qualifying interstate wholesale VoIP transport revenues, while reserving our rights.

We have offered our prepaid international calling card services on a wholesale basis to international carrier customers, and others, some of which provide these services to end-user customers, enabling them to call internationally over The iBasis Network. We participate in selling and marketing of calling cards through a network of distributors on a retail basis. We also offer a web-based retail prepaid calling card offering. Although the calling cards are primarily used for international calling, we have not blocked the ability of users to place interstate and intrastate calls and we have not required our wholesale customers or distributors to provide evidence of their compliance with U.S. and state regulations.

The Federal Telecommunications Act of 1996 requires that payphone service providers be compensated for all completed calls originating from payphones in the United States. When calling cards are used, the FCC’s rules require the last switched-based carrier to compensate payphone providers, and further require that all carriers in the call chain implement a call-tracking system, utilize it to identify such calls, provide an independent audit of the adequacy of such system, and provide a report on these matters to the FCC and others in the call chain, unless alternative contractual arrangements have been made. We have indirectly paid, and intend to continue paying, payphone service providers as part of our prepaid calling card business. We have contracted with a clearinghouse to remit funds directly to payphone service providers for calls originating from payphones utilizing our prepaid calling cards. For all other types of traffic related to our Trading business, we believe that we are not responsible for payphone compensation, but rather that the carrier that precedes us bears that responsibility. In accordance therewith, for traffic related to our Trading business, we have in most cases sought to apportion such responsibility by contract.

We have also been questioned by regulators about our offerings. Under current standards and recent FCC decisions, the FCC and state regulatory authorities may not agree with our positions. If they do not, we could be penalized, become subject to regulation at the federal and state level for both our Retail and Trading services, and could become subject to licensing and bonding requirements, federal and state fees and taxes, and other laws, all of which could materially affect our business.

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

Foreign government telecommunications regulation could also affect our costs.

Our Retail and Trading services are offered in foreign jurisdictions. The regulation of VoIP differs from jurisdiction to jurisdiction. We cannot be certain that we or our partners and distributors are in compliance with all of the relevant regulations and laws in each of the foreign jurisdictions in which we operate at any given point in time. As a result, changes in regulation in foreign jurisdictions or failure to comply with applicable foreign laws and regulations can subject us to enforcement action and penalties that could negatively affect our business and ability to continue to provide services in these foreign jurisdictions. In addition, in numerous countries where we operate or plan to operate, we may be subject to many local laws and regulations that, among other things, may restrict or limit the ability of telecommunications companies to provide telecommunications services in competition with state-owned or state-sanctioned dominant carriers.

Other international governmental regulation and legal uncertainties and other laws could limit our ability to provide our services, make them more expensive, or subject us or our employees to legal or criminal liability.

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

If foreign governments or other bodies begin to impose related restrictions on our services or otherwise enforce criminal or other laws against us, our affiliates or our employees, such actions could have a material adverse effect on our operations.

Risks Related to Our Intellectual Property

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

Our services might be found to infringe the intellectual property rights of others.

We believe that we do not infringe upon the proprietary rights of any third party.  Nonetheless, we have received claims that our products or brands, or those of our retail prepaid calling card distributors, infringe valid patents or trademarks.  Such claims, even if resolved in our favor, could be substantial, and the litigation could divert management efforts.  It is also possible that such claims might be asserted successfully against us in the future.  Our ability to provide services depends on our freedom to operate. That is, we must ensure that we do not infringe upon the proprietary rights of others or have licensed all such rights. A party making an infringement claim could secure a substantial monetary award or obtain injunctive relief that could effectively block our ability to provide services in the United States or abroad. In addition, the assertion of infringement claims by others against our customers, including those providing consumer VoIP services could adversely affect our business.

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

Risks Related to the Proposed Transaction with KPN

We may not be able to timely and successfully integrate KPN’s international wholesale voice business with our operations, and thus we may fail to realize all of the anticipated benefits of the proposed transaction.

Integration of KPN’s international wholesale voice business into our business will be a complex, time consuming and costly process.  Failure to timely and successfully integrate these operations may have a material adverse effect on the combined company’s business, financial condition and results of operations.  The difficulties of combining these businesses will present challenges to the combined company’s management, including:

•     experiencing operational interruptions or the loss of key employees, customers or suppliers;

•               operating a significantly larger combined company with operations in geographic areas in which we have not previously  operated on a stand-alone basis; and

•     consolidating corporate and administrative functions.

The combined company will also be exposed to other risks that are commonly associated with transactions similar to this proposed transaction, such as unanticipated liabilities and costs, some of which may be material, and diversion of management’s attention.  As a result, the anticipated benefits of the merger of KPN’s international wholesale voice business into our Company, including anticipated synergies, may not be fully realized, if at all.

We may not be able to obtain approval from our shareholders to issue shares constituting 51% of our common stock to KPN, which is required by the Markeplace Rules of The Nasdaq Stock Market.

Because our common stock is listed on The Nasdaq Stock Market, we are subject to the Marketplace Rules of Nasdaq. Under Rule 4350(i), the issuance of shares constituting 51% of our common stock to KPN requires the approval of the holders of a majority of the shares of common stock voted on such proposal prior to their issuance to KPN.  In addition, such approval by our shareholders of the issuance of the Transaction Shares is a condition to the obligations of the parties to close the proposed transaction.  We may not be able to obtain such approval from our shareholders, and therefore, we may not be able to close the proposed transaction.

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

Following the closing of the proposed transaction with KPN, KPN will own in excess of 51% of the outstanding shares of our common stock, which will make it difficult to complete some corporate transactions without KPN’s support.

In addition, because KPN will be deemed to beneficially own, in the aggregate, more than 50.0% of our common stock, after the closing of the transaction, we will be a “controlled company” within the meaning of Nasdaq Marketplace Rule 4350(c)(5).  As a result, the Company is exempt from Nasdaq rules that require listed companies to have (i) a majority of independent directors on the Board of Directors, (ii) a compensation committee and nominating committee composed solely of independent directors, (iii) the compensation of executive officers determined by a majority of independent directors or a compensation committee composed solely of independent directors, and (iv) a majority of the independent directors or a nominating committee composed solely of independent directors elect or recommend director nominees for selection by the Board of Directors. Furthermore, as part of the proposed transaction, our by-laws will be amended to provide KPN certain board representation rights and certain veto rights.    As a result of these changes, and KPN’s majority holdings, after the Closing KPN will have the ability to control the outcome of all matters submitted to our stockholders for approval.  We cannot assure you that the interests of KPN will be consistent with the interests of other holders of our common stock, or that KPN will vote its shares of common stock, or exercise its veto rights, in a manner that benefits other holders of our common stock.

Finally, KPN’s ownership of 51% of the shares of our common stock could discourage the acquisition of our common stock by potential investors and could have an anti-takeover effect, possibly depressing the trading price of our common stock.

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

Furthermore, in connection with the merger of KPN’s international wholesale voice business into our Company, we expect that we will assume certain short-term liabilities associated therewith which may exceed the cash and short-term assets that such business will bring.

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

In addition, provisions of Delaware law and our Amended and Restated 1997 Stock Incentive Plan may discourage, delay or prevent a change of control of our company or an unsolicited acquisition proposal.

Item 6. Exhibits

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

iBasis, Inc.
June 8, 2007	By:	/s/ Richard Tennant
Richard Tennant
Vice President and Chief Financial Officer (Authorized Officer and Principal Accounting Officer)