Form 10-K
period 2006-12-31
IBASIS INC
filed 2007-06-12
CIK 1091756

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒                              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                                                SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

(781) 505-7500
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.001 per share	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:

None

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐  No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the registrant’s common stock, $0.001 par value per share, held by non-affiliates of the registrant as of June 30, 2006 was approximately $270,818,000  based on 30,774,778 shares held by such non-affiliates at the closing price of a share of common stock of $8.80 as reported on The Nasdaq Global Market on such date. Affiliates of the Company (defined as officers, directors and owners of 10 percent or more of the outstanding share of common stock) owned 2,372,335 shares of common stock outstanding on such date. The number of outstanding shares of common stock of the Company on May 31, 2007 was 33,467,841 shares.

Explanatory Note

In this Annual Report on Form 10-K (“Form 10-K”), we are restating our consolidated financial statements as of December 31, 2005 and for each of the years ended December 31, 2005 and 2004, and quarterly data for 2005 and the first two quarters of 2006, which are included in “Financial Statements and Supplementary Data” in Item 8. This Form 10-K also reflects the restatement of selected financial data as of and for each of the years ended December 31, 2002 through 2005, which is included in “Selected Financial Data” in Item 6, and the fiscal years ended December 31, 2005 and 2004, which is included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7.

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

During the quarter ended September 30, 2006 our Board of Directors formed a Special Committee of independent directors to commence a voluntary investigation of our historical stock option grants and practices. The Special Committee concluded that the appropriate measurement dates for determining the accounting treatment of certain historical stock option grants differed from the measurement dates we used in preparing our consolidated financial statements. Because the exercise prices at the originally stated grant dates, in certain cases, were lower than the prices on the revised measurement dates, we determined we should have recognized material amounts of stock-based compensation expense which were not accounted for in our previously issued consolidated financial statements. The Special Committee also found that in a number of instances the date and exercise price of option grants had been determined with hindsight to provide a more favorable price for such grants.

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

As a result of determining revised measurement dates, we have also recorded payroll withholding tax related adjustments for certain options previously classified as Incentive Stock Option (“ISO”) grants under the Internal Revenue Service Code of 1986, as amended (“the Code”). Such options were determined to have been granted with an exercise price below the fair market value of our common stock on the revised measurement date. As a result, such options do not qualify for ISO tax treatment. The disqualification of ISO classification and the resulting conversion to Non-qualified Stock Option status results in additional withholding taxes on exercise of such options. We have accordingly recorded a tax liability of $0.5 million as of December 31, 2006 in connection with the disqualification of such ISO tax treatment.

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

3)              If there was no evidence that grants were approved through the process of signing UWCs, or there was no evidence as to the date of the signatures on the UWCs by our Compensation Committee members we considered email evidence to support the approval date.

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

4)              If there was a Form 3 or Form 4 filing associated with the option grant, we used the following criteria to determine the measurement date of the grant:

a)                If an officer or director required to file reports under Section 16 of the Securities Exchange Act of 1934, as amended, filed a Form 3 or Form 4, we determined the measurement date to be the date that the Form 3 or Form 4 was filed;

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

5)               If we did not have any corroborating evidence to indicate the date the stock option grant had been approved by all of the members of the Compensation Committee, and the filing of a Form 3 or Form 4 was not applicable, we looked for evidence that indicated the date on which the UWC was sent for signature, via email or fax, from us to our Compensation Committee members. If this evidence existed, we analyzed the number of days it took for our Compensation Committee members to return the signed UWCs. A range of response time was determined by individual Compensation Committee member and used to develop a response time range for our Compensation Committee, as a group, during specific periods, as the composition of our Compensation Committee members changed over time. Based on this analysis, four different ranges were determined. The range of response times from Compensation Committee members varied from a minimum of 1 to 2 days, for which there was one instance, to a maximum of 0 to 91 days, for which there were two instances. Based on the range of response time, we determined the measurement date to be the last day of the response time period, provided the option terms were final on this date, as this is the date we have determined is the date by which approval is most likely to have been obtained.

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

The following is a summary of the effects on net income of the adjustments related to the above errors (in thousands):

Year Ended December 31,	Stock based compensation and related payroll tax withholding adjustments	Other adjustments	Total
	Increase (decrease) to net loss
2000	$1,661	$78	$1,739
2001	2,885	98	2,983
2002	3,778	(420)	3,358
2003	822	574	1,396
2004	613	175	788
2005	459	(97)	362
Total	$10,218	408	$10,626
	Decrease (increase) to net income
Three months ended March 31, 2006	63	(45)	18
Three months ended June 30, 2006	100	(74)	26

iBASIS, INC.

FORM 10-K
For the Year Ended December 31, 2006

PART I

Item 1.                        Business

Company Overview

We are a leading provider of international communications services and a provider of retail prepaid calling services. Our operations consist of our Voice-Over-Internet-Protocol (“VoIP”) trading business (“Trading”), in which we connect buyers and sellers of international telecommunications services, and our retail services business (“Retail”). In the Trading business we receive voice traffic from buyers—originating carriers who are interconnected to our network via VoIP or traditional time division multiplexing (‘TDM”) connections, and we route that traffic over the Internet to sellers—local service providers and carriers in the destination countries with whom we have established agreements to manage the completion or termination of the call. We use proprietary, patent-pending technology to automate the selection of routes and termination partners based on a variety of performance, quality, and business metrics. We offer this Trading service on a wholesale basis to carriers, consumer VoIP companies, telephony resellers and other service providers worldwide. We have call termination agreements with local service providers in North America, Europe, Asia, the Middle East, Latin America, Africa and Australia.

We continue to expand our market share in our Trading business by expanding our customer base and by introducing cost-effective solutions for our customers to interconnect with our network. Our Trading products include iBasis Directs™, which features our direct routes to more than 100 countries, which are our most cost-efficient routes. Designed for carrier customers with sophisticated Least Cost Routing capabilities, Directs offers our most competitive rates. We also offer our PremiumCertified® international routing product which features routes to more than 700 destinations that are actively monitored and managed to deliver a level of quality that is equal to or exceeds the highest industry benchmarks for retail quality. PremiumCertified is designed to take advantage of third-party or off-net routes to provide thorough worldwide coverage for customers, and enhances our ability to compete for retail international traffic from existing customers as well as from mobile operators and consumer VoIP providers.

In targeting the emerging consumer VoIP providers, we have expanded our DirectVoIPTM IP interconnection offering with DirectVoIP Broadband, which addresses requirements that are specific to the growing consumer VoIP market. DirectVoIP Broadband includes our transcoding solution, which enables us to provide greater interoperability among devices and voice applications, as well as deliver high quality service even over sub-optimal network connections. We have approximately 60 customers in the consumer VoIP market, including leaders among the emerging independent providers and cable operators, and we believe this market offers significant growth potential for us.

We launched our Retail business in late 2003, with the introduction of our retail prepaid calling cards, which are marketed through distributors primarily to ethnic communities within major metropolitan markets in the United States. In September 2004, we expanded our Retail business segment with Pingo®, a prepaid calling service that we offer and sell directly to consumers and business customers through an Internet website on a prepaid basis . Both the prepaid calling card business and Pingo leverage our existing international VoIP network and have the potential to deliver higher margins than are typically achieved in the Trading business. In addition, the retail prepaid calling card business typically has a faster cash collection cycle than the Trading business. Pingo is sold directly to consumers and business customers.  To date, revenues from our Pingo services have not been material.

We were incorporated as a Delaware corporation in 1996. Our principal executive offices are located at 20 Second Avenue, Burlington, Massachusetts and our telephone number is (781) 505-7500. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports, are available to you free of charge through the Securities and Exchange Commission’s

(“SEC”) website at www.sec.gov or on our investor relations website at http://investor.ibasis.com as soon as reasonably practicable after such materials have been electronically filed with, or furnished to, the SEC.

Proposed Transaction with KPN Telecom B.V., a subsidiary of Royal KPN N.V.

On June 21, 2006, we entered into a Share Purchase and Sale Agreement (Share Purchase Agreement, with KPN Telecom B.V., (“KPN”), a subsidiary of Royal KPN N.V. and a private limited liability company organized under the laws of The Netherlands. Pursuant to the Share Purchase Agreement, we will acquire the shares of two subsidiaries of KPN and receive $55 million in cash from KPN in return for issuing to KPN that number of shares, of our common stock which, on a post issuance basis, represents 51% of the issued and outstanding shares of our common stock and outstanding in-the-money stock options and warrants. The two entities which we are acquiring from KPN encompass KPN’s international wholesale voice business.

Upon the completion of the foregoing transactions, we will pay a dividend in the aggregate amount of $113 million, on a pro rata basis to those persons who are our shareholders of record on the date immediately prior to the date of the closing of the transactions contemplated by the Share Purchase Agreement. In connection with our payment of the dividend, we will adjust the exercise price and number of shares to be issued upon exercise of our outstanding common stock options to preserve their value. The proposed transaction, which is subject to customary closing conditions, including regulatory approvals and the approval of our shareholders, is expected to be completed before the end of  October 2007. On April 27, 2007, we announced that we and KPN had amended the Share Purchase Agreement to extend the outside date for completion of the transactions to October 31, 2007.

Although we will be issuing shares of our common stock in acquiring the two subsidiaries of KPN, after the merger is completed, KPN will hold a majority of our outstanding common stock. Accordingly, for accounting and financial reporting purposes, we will be treated as the accounting acquiree. Under the purchase method of accounting, our assets and liabilities will be, as of the date of the transaction, recorded at their fair value and added to the historical assets and liabilities of the two subsidiaries of KPN, including any amount for goodwill representing the difference between the deemed purchase price of iBasis and the fair value of our identifiable net assets.

Industry Overview

Market Overview.   The international voice and fax traffic market is estimated by industry analyst TeleGeography to be approximately $70 billion. We believe that this market will continue to grow as countries around the world continue to deregulate their telecommunication markets, prices fall and underlying trends in migration and economic integration drive fundamental demand. We believe there are three major industry trends that will drive continued growth in the wholesale trading of international voice traffic. These trends involve the migration of voice traffic:

•       from traditional vertically-integrated international carriers to more specialized local service providers;

•       from traditional fixed line offerings to consumer VoIP; and

•       from the traditional time-division multiplexing (TDM) network to VoIP.

In many cases, international traffic is moving to carriers that do not have extensive international networks and are dependent on wholesale providers like iBasis to provide effective international service for retail customers.

Global deregulation combined with rapid technological advances has enabled the emergence of many new communications service providers in dozens of local markets. In their efforts to remain competitive,

national carriers are focusing their capital spending on “last-mile” services such as fixed-line, wireless, and cable, which account for a very large percentage of their revenues. Consequently, communications service providers are looking for ways to expand their ability to serve all of their customers’ telecommunication needs, while simultaneously reducing the cost of providing international services. As the international voice business becomes increasingly commoditized, the critical success factor is scale. For the vast majority of carriers, international traffic represents a very small portion of their overall business. Therefore, many of the world’s carriers are seeking to leverage efficient VoIP networks, such as The iBasis Network™, whose lower infrastructure and transport costs can help improve a carrier’s competitiveness and bottom line, without compromising service quality. Some carrier customers turn to us for their biggest routes, some for their smallest routes, and others for all routes, effectively outsourcing their international voice traffic to iBasis.

The Mainstreaming of VoIP.   Although the consumer adoption of VoIP services is a recent development, we have been transmitting VoIP calls for many of the world’s largest carriers for several years. Managing quality of service at the core of the network, which we pioneered and mastered, has allowed phone-to-phone calls to be transmitted over the Internet with quality nearly indistinguishable from that of traditional voice networks. Enabled by the quality of VoIP service from providers like us, international VoIP traffic has grown rapidly. According to industry analyst, TeleGeography, international VoIP traffic grew 36% to 32 billion minutes in 2004, and 42% to 45 billion minutes in 2005 and was expected to reach 62 billion minutes in 2006, which is more than 20% of projected international traffic worldwide.

Unlike fixed-line telecommunication networks and managed internet protocol (“IP”) networks, the Internet has many potential points of congestion where information, in the form of data packets, can be delayed or dropped. For non real-time communications, such as email, a slight delay in the receipt of a message is not significant. However, for real-time communications, such as telephone calls, the result of a delay in transmitting the call, or losing the call altogether, is significant. To minimize the risk of delays or losing calls over the Internet, we utilize complex and proprietary performance monitoring and call routing technology to ensure consistently high call completion and voice quality. We have developed patent-pending quality management technology that enables us to deliver call completion rates and average call durations (the standard metrics carriers use for measuring quality) that we believe are consistently equal to or better than those achieved by traditional fixed-line carriers.

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

•       Cost Advantage from IP Technology. VoIP gateway equipment and session border controllers which are used to convert and route phone calls over the Internet is less expensive and requires less physical space in telecommunication facilities than traditional telecommunications equipment.

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

•       Positioning for New Services. In contrast to the closed, proprietary structure inherent in a traditional circuit-switched voice network, VoIP embraces an open architecture and open standards, which facilitates innovation at a lower cost. Traditional voice networks have been designed specifically to provide one basic service, making it difficult and costly to introduce new services over those networks and their proprietary platforms. As data networks convert all services into standard data packets, new services are delivered from industry standard servers, integrating the Internet with the revolution in commodity computing. As a result, new services can be developed and brought to market much faster and more cost-efficiently.

Outsourcing VoIP services.   Given the advantages of VoIP, many carriers have announced plans to migrate to IP and have begun to carry some portion of their voice traffic over IP networks. Despite the move by some large carriers to develop their own international VoIP infrastructures, most carriers have demonstrated more interest in outsourcing international traffic to providers such as iBasis. The reasons these carriers prefer to outsource international traffic include:

•       the relatively low percentage of revenue and gross profit that international service represents for many large carriers;

•       the disproportionate cost and complexity of deploying and supporting international service infrastructure in contrast with domestic investment opportunities;

•       a hesitation to build new networks and cannibalize traffic from their traditional voice networks;

•       concerns over sufficient in-house VoIP expertise to ensure that voice quality and network reliability are comparable to that of the public-switched telephone network, especially when routing traffic over the Internet versus private networks; and

•       generally reduced capital budgets for network investments of any kind.

Trading Business

Our VoIP Trading business enables carriers and other communications service providers to outsource international voice and fax traffic, substantially lowering their transport and service support costs, without compromising quality. Our carrier customers access The iBasis Network, our international VoIP network, directly from their own VoIP equipment anywhere or by establishing an interconnection through one of our “Internet central offices” or “ICOs” strategically located in major telecommunications hubs in the U.S., Asia, and Europe. Calls are transported over the Internet and terminated at “Internet branch offices” or “IBOs” generally managed by our terminating partners. In this way, our originating customers receive a single point of interconnection to a global network of termination points without the burden of managing the international network logistics and interconnection agreements on the far end. Likewise, our partners, who sell us termination capacity in their countries, receive a substantial source of traffic revenue without having to negotiate individual agreements and interconnections with originating carriers. Our services provide the following key benefits to our customers:

High Quality Call Completion.   Our network, monitoring and management technologies enable us to complete international voice and fax calls with quality comparable to that of traditional circuit-switched voice networks. This high quality is reflected in the fact that carriers choose to provide our VoIP services to their retail customers undifferentiated from their traditional services. We achieve high quality over the Internet through a variety of controls and technologies. At our 24x7, expert-staffed global Network Operations Centers (NOCs) in Burlington, Massachusetts, USA and Hong Kong, we are able to monitor our carrier customers’ voice traffic and automatically select optimal routing choices according to real time performance data. Using our patent-pending Assured Quality Routing® and PathEngine™ technologies, we dynamically route customers’ traffic over multiple Internet routes, completing calls on our partners’ phone networks in destination countries.

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

For financial information regarding our Trading business segment, see Note 5, Business Segment and Geographic Information, to our Consolidated Financial Statements.

Retail Business

Our Retail business consists primarily of our prepaid calling card services and Pingo, our prepaid calling service sold directly to consumers through an Internet website. Our prepaid calling card business, which we launched in late 2003, leverages our global VoIP network and back-office systems, including a sophisticated prepaid rating and billing platform. We sell more than 300 brands of retail prepaid calling cards through established distributors to retail outlets in major metropolitan markets across the U.S. Many of the calling card brands are owned (trademarked) by iBasis and feature our component branding, “Quality Calls from iBasis”, on the cards. We also enable established carriers to leverage the strength of their brands by taking advantage of our prepaid calling card platform, production and distribution. The Oi brand calling card from Brazilian carrier Oi is one example. We have established a dedicated operation to sell and service our prepaid retail calling card services. Typically, our Retail business delivers higher gross margins and has a faster cash collection cycle than our Trading business.

In September 2004, we launched Pingo®, our retail calling service offered directly to consumers  and business through our eCommerce web interface. Pingo customers in the United States and 35 additional countries use credit cards or alternative web-based payment methods, such as PayPal® to purchase calling time over The iBasis Network by selecting a pre-set amount. Customers are provided with toll-free or local access numbers, account number and personal identification number to access the service. Pingo’s enhanced convenience features include access to on-line call and billing history, automatic recharging to maintain a balance in the customer’s Pingo account, and PINpass™ PIN-less dialing, which enables a customer to avoid keying in their account number and PIN when calling from any fixed or mobile phone they have registered on the Pingo site. These features are designed to increase the customer’s convenience and loyalty to the service. For financial information regarding our Retail business segment, see Note 5, Business Segment and Geographic Information, to our Consolidated Financial Statements.

Our Retail services build upon the underlying iBasis network and systems and gives us opportunities to capture retail traffic directly from consumers, which may provide us higher margins than traffic we receive through other carriers. In offering these services, we can, as described in the next section, take advantage of our high quality call completion and cost effective services.

The iBasis Network

We transported approximately 11.1 billion minutes of traffic over the iBasis Network in 2006, a volume of traffic that positions us among the ten largest carriers of international traffic in the world, based on global traffic statistics contained in the industry analyst publication TeleGeography 2007.  As of December 31, 2006, we had Points of Presence—generally referred to as POPs—in 100 countries. POPs designate points where The iBasis Network is directly connected to local telephone networks for call origination or termination. In fact, we are capable of connecting to local networks in many more countries through our relationships with other carriers. These routes are commonly referred to as “off-net” routes and are utilized opportunistically when pricing is favorable.

The iBasis Network is based on a technologically advanced switchless architecture, leveraging proven hardware from industry leaders such as Cisco Systems and NexTone, as well as patent-pending iBasis software for quality management and advanced routing. Our Assured Quality Routing and PathEngine technology enable ongoing monitoring of network performance and automatic selection of best quality routes based on near real-time performance data. The switchless architecture provides us with significant savings in operational costs and capital expense by eliminating the need for costly telecommunications switches and other equipment and connectivity in central offices. It also has enabled us to simplify provisioning, real-time route monitoring, and network management by decreasing the number of network components involved in carrying a call. The result for our customers is higher voice quality, call completion and call duration.

In 2006 we began deploying specialized transcoding equipment that enables our network to accept traffic in a wider variety of formats associated with codecs—compression/decompression algorithms used by consumer VoIP providers to support different devices, applications and networks. As part of our DirectVoIP™ Broadband offering, the transcoding solution give iBasis an advantage in meeting the interoperability requirements of emerging service providers.

The iBasis Network consists of four principal elements:

•       Internet Central Offices (ICOs) and Internet Branch Offices (IBOs) that convert circuit-switched voice traffic into data for transmission and reception over the Internet or vice versa;

•       the transmission medium, which is principally the public Internet;

•       Assured Quality Routing (AQR), our proprietary traffic monitoring and routing management software; and

•       our network operations centers (NOCs), from which we oversee and coordinate the operation of the ICOs and IBOs.

Internet Central Offices and Internet Branch Offices.   Our customers interconnect with our network, at their cost, by connecting dedicated voice circuits from their facilities to one of our ICOs, which are strategically located in Frankfurt, Hong Kong, London, Los Angeles, New York, Paris, Sydney and Tokyo. Alternatively, our customers may elect to install an iBasis IBO at their facilities. ICOs and IBOs receive calls directly from a local carrier’s switched network. VoIP gateways in each ICO or IBO digitize, compress and packetize voice and fax calls and then transmit them over the Internet. At the destination, another ICO or IBO reverses the process and the call is switched back from the Internet to a local carrier’s circuit-switched network in the destination country. Increasingly, customers are investing in VoIP equipment and connecting to us using an IP signal. As this trend progresses, our already asset-effective business model gains further strength, as we no longer bear all the cost of converting calls between traditional voice network and the Internet and dedicated physical circuit-switched interconnects are eliminated altogether.

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

Research and Development

Our research and development activities are primarily focused on developing, improving and expanding The iBasis Network and increasing the efficiency of our interconnections with buyers and sellers of telecommunications services. These activities include the development of specific tools for our networks, such as our patent-pending Assured Quality Routing and PathEngine technologies, as well as specialized interconnection technologies like our DirectVoIP Broadband service, which is designed to meet the needs of emerging providers of consumer VoIP services. In addition, our engineering personnel contribute to the support and operation of our global network operations centers, which oversee and coordinate the operation of our ICO’s and IBO’s. Research and development expenses were $13.5 million, $12.6 million and $14.0 million for 2006, 2005 and 2004, respectively.

Markets and Customers

According to Telegeography 2007 (PriMetrica, Inc.), the global market for international phone service is estimated to be approximately a $70 billion market in which international voice minutes grew 14% from 2004 to 2005. As a subset, international VoIP traffic grew 42% in that same period to approximately 45 billion minutes. In all but two of the 15 years from 1991 to 2005 the rate of increase in traffic volume has outstripped the rate of decline in pricing, providing the opportunity for continued revenue growth. With the increasing migration of international traffic to VoIP and the growth in calls that are originating as IP through incumbent and emerging providers, including cable operators, growth of international VoIP traffic is likely to continue and even to accelerate. This reinforces the growth opportunities for us, as it is natural for providers who are originating their traffic on IP will turn to VoIP carriers, like iBasis, to avoid unnecessary conversions to TDM to complete their international calls.

As of December 31, 2006, iBasis provided services to approximately 550 carriers worldwide. No one carrier accounted for 10% or more of revenue in 2006 or 2005. One carrier accounted for more than 10% of revenue in 2004. For further discussion of our revenues related to significant customers and customers in other countries and other geographic information, refer to Notes 2 and 5 in our Notes to Consolidated Financial Statements.

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

Deregulation and increased competition in the telecommunications industry has caused prices for long distance telephone service to steadily decline, particularly in the U.S. and Western Europe. As a wholesale provider of long distance telephone services, our margins in this business reflect the effect of these lower prices. We attempt to offset the effect of these lower prices by negotiating lower costs from our call termination partners and by increasing the cost efficiency and utilization of our network. We have implemented a strategy to leverage retail traffic originating from both our Trading customers and our own Retail services to drive higher margins than we might typically realize from our Trading services. With our prepaid calling cards and Pingo, we are able to charge per-minute rates that can exceed our wholesale long distance rates, as well as generate revenue from fees typically associated with the use of prepaid services. In addition, our premium product, PremiumCertified™, is designed to deliver the highest level of quality, comparable to that of any retail carrier. We have more than 700 certified routes in the PremiumCertified product, and these are generally priced higher and offer higher margin potential. PremiumCertified is marketed to all iBasis trading customers and used in the delivery of our prepaid calling card and Pingo services.

Sales and Marketing

Sales Strategy.   Our sales efforts for the Trading business target leading fixed line and wireless telecommunications carriers globally as both buyers of international minutes and sellers of termination capacity, as well as emerging providers of consumer VoIP services over broadband connections. Our sales force is composed of experienced personnel with well-established relationships in the telecommunications industry, based in key markets worldwide and typically responsible for business development in a small number of countries regionally. Our sales process often involves a test of our services by potential originating customers in which they route traffic over our network to a particular country. Our experience to date has been that once a carrier has begun to use our network for a single country and finds our quality to be acceptable, the sales process for increasing the volume of traffic they send to us and increasing the number of destinations for which they use our network becomes incrementally easier. We also seek to cultivate relationships with service providers that can terminate the local leg of international calls. Our country managers actively pursue connections with capable, licensed termination partners in their regions. Our ability to deliver a high volume of traffic, due to our interconnections with more than 550 carriers with international minutes, makes us an attractive potential partner for local service providers.

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

Marketing Strategy.   In our Trading business, we seek to attract termination partners as well as customers and therefore address our marketing efforts to both. A very large portion of retail origination continues to be controlled by large incumbent retail carriers. We believe that we have largely achieved our primary marketing objectives of awareness and acceptance among much of this customer segment, as evidenced by our penetration of these carriers in the major developed regions of the world. We continue to reinforce our brand presence with this segment to help increase our share of its international traffic. We also concentrate on state-owned carriers, known as PTTs, in Asia and in developing economies generally, who we view as natural customers. In addition, we have focused marketing effort on raising awareness of iBasis among emerging consumer VoIP companies, cable operators, prepaid calling card providers, and mobile operators, which represent signficant growth opportunities for us.

While we increasingly expect our customers to also be our termination partners, local circumstances in many countries still are such that we also look to partner with ISPs, new Competitive Local Exchange Carriers (CLECs) and specialist termination providers, many of which are start-ups formed specifically to terminate international traffic. Connecting with multiple terminating providers in a given destination provides us with greater capacity and leverage in negotiations to reduce our costs.

Our marketing activities include sponsoring, exhibiting and presenting at industry trade shows and conferences, media and industry analyst relations,  a comprehensive website, and regular communications with our existing customer base.

Our sales and marketing strategy for our Retail services business differs for the disposable prepaid calling card business and the Pingo eCommerce business. For the calling card business, we are focused on the following areas:

•       expanding the iBasis-branded calling cards;

•       increasing our share of existing distributors’ business and cultivating new distributors;

•       expanding gross margins; and

•       enhancing quality.

In developing our own calling card brands, in addition to supporting established brands of our distributors, we are building presence of select brands in multiple markets across multiple distributors. These brands leverage a common rate and fee structure and are able to leverage common design and advertising, which enhances both administrative and marketing efficiency while building distributor and customer loyalty. To broaden our calling card distribution we identify the leading established distributors in major urban markets in the U.S. and work to establish mutually beneficial relationships. These distributors possess the local market knowledge and relationships with retail outlets required to effectively build market presence for our calling cards. Some of our distributors operate as master distributors supporting smaller sub-distributors that help to broaden and reinforce their market share within various territories or types of outlets. We expand distribution into new ethnic and geographic markets by leveraging existing relationships and by pursuing new distributors as necessary. Expanding gross margins in the prepaid calling card business is a function of managing card lifecycles. Typically, new cards are introduced with very aggressive promotional pricing to build distributor and retailer enthusiasm and consumer interest. Once the card has proven its quality and reliability we move beyond the promotional stage into production, enabling us to realize higher margins. As we establish our presence in the calling card market the overall age of our product portfolio will increase, essentially resulting in more product having graduated from the promotional phase into producing higher margins.

The sales and marketing strategy for our Pingo service leverages the cost-efficiency and tracking capabilities of on-line paid placement advertising on major search engines, such as Google and Yahoo, as well as opportunistic online banner advertising and editorial placement, particularly on ethnic and travel-oriented web sites, and occasional print advertising in well-targeted publications. We also drive business though a web-based affiliate sales program, and promotion of free trial cards at events and through distribution partners. In addition, we leverage search engine optimization techniques on the Pingo.com website to maximize natural search results. We have retained a search engine marketing firm and an online creative firm with specific expertise and proprietary technology designed to optimize our online advertising investments. When prospects visit the Pingo website, we utilize special bonus awards and promotions to encourage initial purchase. We also maintain communicaton with our existing Pingo customers through frequent email announcements to encourage use of the service, recharges, and referrals, as well as provide rewards for their loyalty.

Strategic Technology Relationships

Strategic technology relationships are important because they give us early access to new technologies, a voice in vendors’ development direction and because strategic partners engage with us in support of our sales and marketing programs.

Since our founding in 1996, we have maintained a strong technology and business relationship with Cisco Systems. The iBasis Network is a Cisco Powered™ network. This designation means that The iBasis Network is built predominantly with Cisco products and technologies, and meets a high standard of reliability and performance. As a Cisco Powered™ network, we have enhanced access to Cisco technical resources and are able to more quickly deliver new capabilities and service features. We also have formed relationships with NexTone, a leading provider of session border controllers, which are deployed in our ICOs and provide interoperability and protocol conversion capabilities, and with Digium, the supplier of our transcoding platform, which is deployed as part of our DirectVoIP Broadband offering.

Competition

We compete in two markets: international voice termination services, which we sell on a wholesale basis to other carriers, and retail prepaid calling services which we sell to consumers directly and through distributors. As described more completely in Item 1A “Risk Factors,” the market for voice services is highly competitive. We compete with other wholesale trading carriers worldwide. Many of these carriers have more resources, longer operating histories and more established positions in the communications marketplace, and, in some cases, have begun to develop VoIP capabilities. We also compete with smaller companies, including those that may be specialists in just one or two routes. We compete with our own customers who have or may develop the ability to carry traffic themselves, including retail carriers who develop their own international networks or interconnect with one another and exchange international traffic by “meeting” in a major telecom hub. At present, we do not compete with cable operators, or local exchange carriers, such as the former U.S. Regional Bell Operating Companies (“RBOCs”). Also, at present, we do not compete with emerging retail VoIP carriers as most have not developed international networks. We compete principally on quality of service and price. In the overall international long distance market, which was approximately 260 billion minutes of phone calls in 2005 based on  current information, we were among the ten largest carriers with about 3% market share. We carried more than 17% of the projected 45 billion minutes of international VoIP traffic in 2005.

In the retail prepaid calling card business, we compete with major telecommunications carriers, and many smaller telecommunications providers. Many of our competitors have a longer operating history and a more established market presence in the retail prepaid calling card business than we do. Also, many of these competitors have greater resources. Our Pingo business competes with other on-line sellers of prepaid calling cards and services. Many of these operate on-line catalogs, selling the same cards that are available in physical form in retail stores. Because we terminate our retail traffic on our own VoIP network  we believe we enjoy a competitive advantage over the majority of competing calling card companies and online retailers.

Although the market for wholesale international traffic and retail prepaid calling services is highly competitive and will almost certainly remain so, we believe that our brand-strength, customer base, established global distribution, sophisticated and automated back-office systems, and our patent-pending ability to manage traffic across the low-cost Internet while maintaining required quality, collectively represent a competitive advantage that will allow us to continue expanding both volume and margins.

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

While the FCC has maintained that information service providers, including VoIP providers, are not telecommunications carriers for regulatory purposes, various entities have challenged this premise, both before the FCC and at various state government agencies. The FCC has ruled that certain communications carried in part utilizing the IP format, including prepaid calling card services such as those we provide, are regulated telecommunications services or which certain regulatory obligations, such as federal USF payments and access charge payments, apply. The FCC is presiding over several generic proceedings related to VoIP services and the extent that IP capabilities insulate such offerings from traditional regulation such as access charges, universal service, and interconnection rights for VoIP providers. Adverse rulings or rulemakings could subject us to licensing and reporting requirements and additional fees and charges.

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

Intellectual Property

We regard our copyrights, service marks, trademarks, trade dress, trade secrets, patents, patent applications and similar intellectual property as critical to our success and we rely on trademark and copyright law, trade secret protection and confidentiality and/or license agreements with our employees, customers, partners, and others to protect our proprietary rights. Our policy is to seek patent protection of the technology, inventions and improvements that we consider important to the development of our business. As of December 31, 2006, we had several pending U.S. patent applications for The iBasis Network and other inventions related to our business. We pursue the registration of our trademarks and service marks in the United States and overseas. We have been granted trademark registration for various marks related to our business, including iBasis, Pingo, Assured Quality Routing, PremiumCertified, The last calling card you’ll ever need!, and several marks related to our prepaid calling card products in the United States, and iBasis in the European community, and have pending registration applications for other service marks. We also rely on trade secrets, technical know-how and continuing innovation to develop and maintain our competitive position. We have granted licenses in the ordinary course of business for occasional use of the company’s name, logo, trademarks and /or servicemarks to certain marketing partners pursuant to joint marketing and/or other agreements. Likewise, we have been granted certain licenses for use in the ordinary course of business.

Employees

As of December 31, 2006, we employed 251 people. Our employees are not represented by a labor union.

Geographic Areas

For financial information about geographic areas, including information about revenues and long-lived assets, see Note 5, “Business Segment and Geographic Information” to our Consolidated Financial Statements.

Item 1A.                Risk Factors

RISK FACTORS

Any investment in our common stock involves a high degree of risk. You should carefully consider the risks described below, which we believe are all the material risks related  to our business, together with the information contained elsewhere in this report, before you make a decision to invest in our company.

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

On October 17, 2006, the Special Committee concluded that the measurement dates for determining the accounting treatment of certain historical stock option grants differed from the measurement dates used by us in preparing our financial statements. Because the prices at the originally stated grant dates were, in certain cases, lower than the prices on the actual dates of the determination, we determined we should have recognized material amounts of stock-based compensation expense which were not accounted for in our previously issued financial statements. The Special Committee also found that in a number of instances the date and exercise price of option grants had been determined with hindsight to provide a more favorable price for such grants. Consequently, on October 18, 2006, our Audit Committee, in consultation with our management concluded that our financial statements, including the reports of our independent registered public accounting firm thereon, and our earnings releases and similar communications for the 1999 fiscal year and subsequent periods should no longer be relied upon.

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

Following the Special Committee investigation, two derivative civil claims were filed, purportedly on our behalf, against certain of our current and former officers and directors. See Note 12, “Commitments and Contingencies” to the Notes to Consolidated Financial Statements.

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

As a result of our restatement, we experienced significant delays in the filing of our periodic reports, and following the filing of this Annual Report on Form 10-K and our quarterly report on Form 10-Q for the third quarter of 2006, we will need to file our now delinquent quarterly report on Form 10-Q for the first quarter of 2007. The completion of these outstanding reports will require substantial management time and attention as well as additional accounting and legal expense. In addition, if we are unable to become current with our filings with the SEC, we may face several adverse consequences. If we are unable to become current with our filings with the SEC, investors in our securities will not have information regarding our business and financial condition with which to make decisions regarding investment in our securities. In addition, we will not be able to have a registration statement under the Securities Act of 1933, as amended, covering a public offering of securities, declared effective by the SEC, and we will not be able to make offerings pursuant to existing registration statements and pursuant to certain “private placement” rules of the SEC under Regulation D to any purchasers not qualifying as “accredited investors.”  We also will not be eligible to use a “short form” registration statement on Form S-3 for a period of 12 months after the time we become current in our filings. These restrictions could adversely affect our business, financial position, results of operations and cash flows.

Our common stock may become delisted from The Nasdaq Stock Market as a result of the restatement and delayed filing of our periodic reports, and if delisted, we may be unable to obtain listing of our common stock on another national securities exchange.

As a result of the restatement and the delayed filing of our periodic reports with the SEC, we were unable to comply with the listing standards of The Nasdaq Stock Market. In November 2006, we were notified by The Nasdaq Stock Market that our common stock was subject to delisting due to our failure to file our Quarterly Report on Form 10-Q for the third quarter in the year ended Decmeber 31, 2006 in a timely manner. We have subsequently received additional notices from The Nasdaq Stock Market stating that our failure to file our Annual Report on Form 10-K for the year ended December 31, 2006 and our Quarterly Report on Form 10-Q for the first quarter in the year ending December 31, 2007 in a timely manner could serve as an additional basis for the delisting of our common stock from The Nasdaq Stock Market. The Nasdaq Stock Market has stayed the delisting of our common stock pending further action of the Nasdaq Listing and Hearing Review Council, or the Listing Council. On June 1, 2007 we submited additional information for the consideration of the Listing Council, including our plans to update our SEC filings to meet the Nasdaq National Stock Market listing requirements and we requested the Listing Council for an extension to June 30, 2007 to file our periodic reports. There can be no assurance that we will be able to maintain the listing of our common stock with The Nasdaq Stock Market, or that if delisted, that we will be able to obtain listing of our common stock on another national securities exchange. If we are not successful in maintaining our listing or if our common stock is delisted, the price of our common stock may be adversely affected.

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

We compete in our Trading business principally on quality of service and price. In recent years, prices for long distance telephone services have been declining as a result of deregulation and increased competition. We face competition from major telecommunications carriers, including AT&T, British Telecom, Deutsche Telekom, Verizon/MCI and Qwest, as well as new emerging carriers. We also compete with Internet protocol and other VoIP service providers who route traffic to destinations worldwide. VoIP service providers that presently focus on retail customers may in the future enter the wholesale market and compete with us. If we cannot offer competitive prices and quality of service our business could be materially adversely affected.

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

Our future success will depend, in large part, on the continued service of our key management and technical personnel. If any of these individuals or others we employ are unable or unwilling to continue in their present positions, our business, financial positon,, results of operations or cash flows could suffer. We do not carry key person life insurance on our personnel.

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

We cannot ensure that our existing capital will be sufficient to meet our requirements for the future and a failure to obtain necessary additional capital in the future could jeopardize our operations.

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

We believe that we do not infringe upon the proprietary rights of any third party. Nonetheless, we have received claims that our products or brands, or those of our retail prepaid calling card distributors, infringe valid patents or trademarks. Such claims, even if resolved in our favor, could be substantial, and the litigation could divert management efforts. It is also possible that such claims might be asserted successfully against us in the future. Our ability to provide services depends on our freedom to operate. That is, we must ensure that we do not infringe upon the proprietary rights of others or have licensed all such rights. A party making an infringement claim could secure a substantial monetary award or obtain injunctive relief that could effectively block our ability to provide services in the United States or abroad. In addition, the assertion of infringement claims by others against our customers, including those providing consumer VoIP services, could adversely affect our business.

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

The Share Ppurchase and Sale Agreement contains conditions that, if not satisfied or waived, would result in the proposed transaction not occurring, even though our shareholders may have voted in favor of the issuance of shares to KPN. In addition, KPN and our Company can agree not to consummate the transactions even if shareholder approval has been received. The closing conditions to the proposed transaction may not be satisfied, and any unsatisfied conditions may not be waived, which may cause the proposed transaction not to occur.

While the Share Purchase and Sale Agreement is in effect, we may be limited in our ability to pursue other attractive business opportunities.

Under certain circumstances, in connection with the termination of the Share Purchase and Sale Agreement, we will be required to pay KPN a termination fee of $10 million plus additional amounts for reimbursement of expenses. Such fees are intended to provide a financial incentive for us to seek to complete the proposed transaction.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-K and, in particular, the description of our Business set forth in Item 1, the Risk Factors set forth in this Item 1A and our Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in Item 7 contain or incorporate a number of forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding:

•       expectations regarding our ability to expand our market share in our Trading business;

•       our expectations regarding the number of customers that will use our Trading and Retail services;

•       our expectations regarding the future market demand for our Trading and Retail services;

•       the size of our market;

•       our business strategy;

•       the focus of our marketing efforts;

•       the establishment, development and maintenance of relationships with strategic partners;

•       our estimates regarding obligations associated with our leased facilities; and

•       our liquidity.

Any or all of our forward-looking statements in this Form 10-K may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Many factors mentioned in our discussion in this Form 10-K will be important in determining future results. Consequently, no forward-looking statement can be guaranteed. Actual future results may vary materially.

We also provide a cautionary discussion of risks and uncertainties under “Risk Factors” in Item 1A. These are factors that we think could cause our actual results to differ materially from expected results. Other factors besides those listed there could also adversely affect us.

Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects” and similar expressions are intended to identify forward-looking statements. There are a number of factors that could cause actual events or results to differ materially from those indicated by such forward-looking statements, many of which are beyond our control, including the Risk Factors set forth under Item 1A. In addition, the forward-looking statements contained herein represent our estimate only as of the date of this filing and should not be relied upon as representing our estimate as of any subsequent date. While we may elect to update these forward-looking statements at some point in the future, we specifically disclaim any obligation to do so to reflect actual results, changes in assumptions or changes in other factors affecting such forward-looking statements.

Item 1B.               Unresolved Staff Comments.

Not applicable.

Item 2.                        Properties

We lease the following facilities:

Location	Square Footage	Expiration of Lease	Facility Use
Burlington, MA	44,265	April 2010	Headquarters and global network operations center
New York, NY	4,372	Various, 2009-2018	Internet central office
Miami, FL	10,500	February 2010	Partially sub-leased, partially vacant
Los Angeles, CA	3,156	April 2008	Internet central office

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

Class Action Pursuant to 1999 Initial Public Offering

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

Actions Pursuant to Option Investigation

On December 21, 2006, two derivative actions naming us as a nominal defendant were filed in the United States District Court for the District of Massachusetts: David Shutvet, Derivatively on Behalf of iBasis, Inc., v. Ofer Gneezy et al., U.S.D.C. Civil Action No. 06-12276-DPW; and Victor Malozi, Derivatively on Behalf of iBasis, Inc., v. Ofer Gneezy et al., U.S.D.C. Civil Action No. 06-12277-DPW. The complaints in these two actions each name the same defendants:   Ofer Gneezy, our President, Chief Executive Officer and Director; Gordon J. VanderBrug, our Executive Vice President, Assistant Secretary and Director; Richard G. Tennant, our Senior Vice President of Finance and Administration and Chief Financial Officer; Paul H. Floyd, our Senior Vice President of R&D, Engineering and Operations; Charles Corfield, Charles M. Skibo, W. Frank King, David Lee, and Robert H. Brumley, our Directors; Daniel Price, our former Senior Vice President of Speech Solutions and our former Director; John G. Henson, Jr., our former Vice President, Engineering and Operations; Michael J. Hughes, our former Chief Financial Officer and former Vice President of Finance and Administration;  Charles Giambalvo, our former Senior Vice President of Worldwide Sales; Jonathan D. Draluck, our former Vice President, Business Affairs, and former General Counsel and former Secretary; and John Jarve, Charles Houser, and Carl Redfield, our former Directors.  The complaints allege that the defendants caused or allowed our “insiders” to backdate their stock option grants, and caused or allowed us (i) to file materially false and misleading financial statements that materially understated our compensation expenses and materially overstated our quarterly and annual net income and earnings per share, and (ii) to make disclosures in its periodic filings and proxy statements that falsely portrayed our options as having been granted at exercise prices equal to the fair market value of our common stock on the date of the grant. The complaints also allege that certain defendants engaged in illegal insider selling of our common stock while in possession of undisclosed material adverse information. Based on these and other allegations, the complaints assert claims for:  violation of Section 14(a) of the Exchange Act; disgorgement under the Sarbanes-Oxley Act of 2002; unjust enrichment; breach of fiduciary duty for approving improperly dated stock option grants to our executive officers; breach of fiduciary duties for insider selling and misappropriation of information; abuse of control; gross mismanagement; waste of corporate assets; an accounting; rescission of certain stock option contracts; and constructive trust. The complaints seek the following relief:  damages in favor of us for the individual defendants’ alleged wrongdoing; disgorgement of all bonuses or other incentive-based or equity-based compensation received by Mr. Gneezy and Mr. Tennant  during any period for which we restate our financial results; a declaration that the director defendants caused us to violate Section 14(a) of the Exchange Act; certain corporate governance reforms; an accounting of all undisclosed backdated stock option grants, cancellation of all unexercised grants, and revision of our financial statements; disgorgement of all profits obtained by the defendants from the allegedly backdated stock option grants and related equitable relief; and an award to the plaintiffs of their costs and disbursements for the action, including reasonable attorney’s fees and accountants’ and experts’ fees, costs and expenses.

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

We cannot estimate the amount of losses, if any from these matters or whether any loss would be material to our financial condition, results of operations or cash flows. As such, no amounts have been accrued as of December 31, 2006.

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

We cannot estimate the amount of losses, if any, from these matters, or whether any loss would be material to our financial condition, results or operations or cash flows. As such, no amounts have been accrued as of December 31, 2006.

Item 4.                        Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2006.

PART II

Item 5.                        Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Securities

Market Information

Our common stock began trading publicly on The Nasdaq Global Market on November 10, 1999 and was traded under the symbol “IBAS.” After we had failed to meet certain minimum listng requirements for The Nasdaq Stock Market, our common stock traded on the Nasdaq operated Over-the-Counter Bulletin Board from November 14, 2002 until June 20, 2006, under the stock symbol “IBAS”. On June 21, 2006, our common stock resumed trading on The Nasdaq Global Market under the stock symbol “IBAS”, after we met the requirements for relisting. In November 2006, we were notified by The Nasdaq Stock Market that our common stock was subject to delisting from The Nasdaq Global Market due to our failure to file our Quarterly Report on Form 10-Q for the third quarter in the year ended Decmeber 31, 2006 in a timely manner. We have subsequently received additional notices from The Nasdaq Stock Market stating that our failure to file our Annual Report on Form 10-K for the year ended December 31, 2006 and our Quarterly Report on Form 10-Q for the first quarter for the year ending December 31, 2007 in a timely manner could serve as an additional basis for the delisting of our common stock from The Nasdaq Global Market. The Nasdaq Stock Market has stayed the delisting of our common stock pending further action of the Nasdaq Listing and Hearing Review Council (“Listing Council”). On June 1, 2007 we submited additional information for the consideration of the Listing Council, including our plans to upate our SEC filings to meet The Nasdaq National Stock Market listing requirements and we requesed the Listing Council for an extension until June 30, 2007 to file our periodic reports. There can be no assurance that the listing of our common stock on The Nasdaq Global Market will be maintained.

The following table shows the range of the high and low closing per share prices of our common stock, as reported by Nasdaq Global Market, since June 21, 2006, and by the Over-the-Counter Bulletin Board for the periods prior to June 21, 2006. Over-the-Counter market quotations reflect interdealer prices, without retail mark-up, mark-down or commission and may not necessarily reflect actual transactions.

	High	Low
Fiscal 2006:
Fourth Quarter	$8.62	$7.78
Third Quarter	8.90	7.74
Second Quarter	8.80	6.66
First Quarter	6.84	5.34
Fiscal 2005:
Fourth Quarter	$8.25	$5.27
Third Quarter	10.26	7.20
Second Quarter	8.16	6.24
First Quarter	7.44	5.85

Stockholders

As of May 31, 2007, we had 203 stockholders of record. This does not reflect persons or entities who hold their stock in nominee or “street” name through various brokerage firms.

Reverse Stock Split

On May 2, 2006, after shareholder approval, we effected a one-for-three reverse stock split of our issued and outstanding shares of common stock. All share and per share amounts for all periods presented have been adjusted to reflect the reverse stock split.

Dividends

We have never declared or paid cash dividends on our common stock.

As soon as practicable following the closing of the proposed transaction with KPN, we will pay to our shareholders of record as of the close of business on the day immediately preceding the closing, a dividend in an aggregate amount of $113 million. The funds used to pay the dividend will come from cash on hand and the proceeds of the proposed transaction. Also, under the terms of outstanding warrants for our common stock, upon exercise of such warrants after the closing of the proposed transaction, the holders of the warrants shall be entitled to receive payment of an amount in cash equal to the amount such holder would have received in connection with the dividend payment if such warrants had been exercised immediately prior to the closing of the proposed transaction, in addition to the number of shares of common stock issuable upon such exercise.

Issuer Purchases of Equity Securities

During the year ended December 31, 2006, we purchased an aggregate of 377,101 of our common stock under a $5 million stock repurchase program publicly announced in October 2005.

In February 2006, we announced a $10 million increase in our stock repurchase program. We have made no further repurchases of our common stock under our stock repurchase program since March 2006 and we have no plans to make any further repurchases under this program.

Performance Graph

The following graph compares the annual percentage change in our cumulative total stockholder return on our common stock during a period commencing on December 31, 2001 and ending on December 31, 2006 (as measured by dividing (i) the sum of (A) the cumulative amount of dividends for the measurement period, assuming dividend reinvestment, and (B) the difference between our share price at the end and the beginning of the measurement period; by (ii) our share price at the beginning of the measurement period) with the cumulative total return of the Nasdaq Composite Index and the Nasdaq Telecommunications Index during such period. We have not paid any dividends on our common stock, and we do not include dividends in the representation of our performance. The stock price performance on the graph below does not necessarily indicate future price performance. The following graph shall not be deemed to be filed with the SEC under the Securities Act of 1933, as amended, or the Securities and Exchange Act of 1934, as amended, or incorporated by reference in any document so filed.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among iBasis Inc., The NASDAQ Composite Index
And The NASDAQ Telecommuncations Index

*$100 invested on 12/31/01 in stock or index-including reinvestment of dividends.

Fiscal year ending December 31.

	12/01	12/02	12/03	12/04	12/05	12/06
iBasis, Inc.	100.00	25.19	121.37	187.79	139.69	216.28
NASDAQ Composite	100.00	69.53	104.28	114.68	118.32	131.85
NASDAQ Telecommunications	100.00	56.94	107.05	114.25	110.17	142.20

Item 6.                        Selected Financial Data

The following selected consolidated financial data with respect to our company for each of the five years in the period ended December 31, 2006 has been restated and is derived from our consolidated financial statements, which financial statements as of December 31, 2006 and 2005 and for the years ended December 31, 2006, 2005 and 2004 have been audited by Deloitte & Touche LLP, independent registered public accountants. Such consolidated financial statements and the report thereon are included elsewhere in this report. The information below should be read in conjunction with the consolidated financial statements and notes thereto and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other financial data included elsewhere in this report. Our historical results of operations are not necessarily indicative of results of operations to be expected for any future period.

See Note 3, “Restatement of Consolidated Financial Statements,” of the Notes to Consolidated Financial Statements for more detailed information regarding the restatement of our consolidated financial statements.

During July 2002, we sold our Speech Solutions Business. Accordingly, the Consolidated Statements of Operations have been reclassified to present the results of the Speech Solutions Business separately from continuing operations as discontinued operations.

	Year Ended December 31,
	2006	2005	2004	2003			2002
		(as restated) (1)	(as restated) (1)	(as previously reported)	(adjustments)	(as restated) (2)	(as previously reported)	(adjustments)	(as restated) (2)
					(unaudited)			(unaudited)
	(In thousands, except per share amounts)
Consolidated Statements of Operations Data:
Net revenue	$ 511,083	$ 385,485	$ 263,678	$ 178,159	$ —	$ 178,159	$ 164,942	$ —	$ 164,942
Costs and operating expenses:
Data communications and telecommunications (excluding depreciation and amortization)	447,697	336,152	225,169	152,853	187	153,040	142,847	(219)	142,628
Research and development	13,498	12,568	14,013	13,387	395	13,782	17,781	1,777	19,558
Selling and marketing	16,347	11,712	9,351	7,513	494	8,007	11,279	1,220	12,499
General and administrative	25,062	15,543	13,162	8,174	50	8,224	24,387	1,514	25,901
Depreciation and amortization	7,055	6,507	10,437	20,065	356	20,421	31,871	33	31,904
Write-off of leasehold improvements	1,047	—	—	—	—	—	—	—	—
Restructuring costs	1,272	218	165	—	—	—	5,536	—	5,536
Merger related expenses	2,996	—	—	—	—	—	—	—	—
Non-cash stock-based compensation(3)	—	—	—	86	(86)	—	967	(967)	—
Loss on sale of messaging business	—	—	—	—			2,066		2,066
Total costs and operating expenses	514,974	382,700	272,297	202,078	1,396	203,474	236,734	3,358	240,092
Income (loss) from operations	(3,891)	2,785	(8,619)	(23,919)	(1,396)	(25,315)	(71,792)	(3,358)	(75,150)
Interest income	1,887	1,109	218	161		161	1,290		1,290
Interest expense	(337)	(2,601)	(4,249)	(3,967)		(3,967)	(11,608)		(11,608)
Gain on bond repurchases and exchanges	—	—	—	16,615		16,615	25,790		25,790
Other expense, net	(188)	(324)	(184)	(180)		(180)	(330)		(330)
Loss on long-term non-marketable security	—	—	(5,000)	—		—	—		—
Foreign exchange (loss) gain	372	(939)	339	509		509	201		201
Debt conversion premium and transaction costs	—	(1,975)	—	—		—	—		—
Debt refinancing charges:
Transaction costs	—	—	(2,159)	—		—	—		—
Additional interest expense, net	—	—	(481)	—		—	—		—
Loss before taxes from continuing operations	(2,157)	(1,945)	(20,135)	(10,781)	(1,396)	(12,177)	(56,449)	(3,358)	(59,807)
Income tax expense	(37)	(93)	(50)	(157)		(157)	(52)		(52)
Loss from continuing operations	(2,194)	(2,038)	(20,185)	(10,938)	(1,396)	(12,334)	(56,501)	(3,358)	(59,859)
Income (loss) from discontinued operations	—	—	1,861	1,251		1,251	(65,222)		(65,222)
Net loss	$ (2,194)	$ (2,038)	$ (18,324)	$ (9,687)	$ (1,396)	$ (11,083)	$ (121,723)	$ (3,358)	$ (125,081)
Basic and diluted net loss per share:
Loss from continuing operations	$ (0.07)	$ (0.08)	$ (1.20)	$ (0.73)	$ (0.10)	$ (0.83)	$ (3.75)	$ (0.23)	$ (3.98)
Income (loss) from discontinued operations	—	—	0.11	0.08		0.08	(4.33)	—	(4.33)
Basic and diluted net loss per share	$ (0.07)	$ (0.08)	$ (1.09)	$ (0.65)	$ (0.10)	$ (0.75)	$ (8.08)	$ (0.23)	$ (8.31)
Basic and diluted weighted average common shares outstanding	33,198	26,745	16,838	14,899		14,899	15,055		15,055

	Year Ended December 31,
	2006	2005	2004			2003			2002
	(In thousands)
		(as restated) (1)	(as previously reported)	(adjustment)	(as restated) (2)	(as previously reported)	(adjustment)	(as restated) (2)	(as previously reported)	(adjustment)	(as restated) (2)
Consolidated Balance Sheet Data:
Cash and cash equivalents, restricted cash and short-term marketable securities	$ 54,071	$ 44,414	$ 38,825	$ —	$ 38,825	$ 17,270	$ —	$ 17,270	$ 32,317	$ —	$ 32,317
Working capital	25,285	30,795	30,774	(544)	30,230	3,264	(350)	2,914	21,906	(122)	21,784
Total assets	137,664	106,151	87,776	(466)	87,310	67,538	(223)	67,315	98,524	134	98,658
Long-term debt, net of current portion	755	2,216	65,933		65,933	65,829		65,829	93,590		93,590
Stockholders’ equity (deficit)	37,381	39,403	(23,893)	(858)	(24,751)	(42,108)	(573)	(42,681)	(33,972)	12	(33,960)

(1)                See Note 3, “Restatement of Consolidated Financial Statements,” of the Notes to Consolidated Financial Statements.

(2)                See Explanatory Note above. The restated amounts for these periods are unaudited.

(3)                Previously reported stock-based compensation amounts in 2003 and 2002 have been reclassified to conform to the current presentation.

Item 7.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a leading provider of international communications services and a provider of retail prepaid calling services. Our operations consist of our Voice-Over-Internet-Protocol (“VoIP”) trading business (“Trading”), in which we connect buyers and sellers of international telecommunications services, and our retail services business (“Retail”). In the Trading business we receive voice traffic from buyers—originating carriers who are interconnected to our network via VoIP or traditional time division multiplexing (‘TDM”) connections, and we route that traffic over the Internet to sellers—local service providers and carriers in the destination countries with whom we have established agreements to manage the completion or termination of the call. We use proprietary, patent-pending technology to automate the selection of routes and termination partners based on a variety of performance, quality, and business metrics. We offer this Trading service on a wholesale basis to carriers, consumer VoIP companies, telephony resellers and other service providers worldwide. We have call termination agreements with local service providers in North America, Europe, Asia, the Middle East, Latin America, Africa and Australia.

We continue to expand our market share in our Trading business by expanding our customer base and by introducing cost-effective solutions for our customers to interconnect with our network. Our Trading products include iBasis Directs™, which features our direct routes to more than 100 countries, which are our most cost-efficient routes. Designed for carrier customers with sophisticated Least Cost Routing capabilities, Directs offers our most competitive rates. We also offer our PremiumCertified® international routing product which features routes to more than 700 destinations that are actively monitored and managed to deliver a level of quality that is equal to or exceeds the highest industry benchmarks for retail quality. PremiumCertified is designed to take advantage of third-party or off-net routes to provide thorough worldwide coverage for customers, and enhances our ability to compete for retail international traffic from existing customers as well as from mobile operators and consumer VoIP providers.

In targeting the emerging consumer VoIP providers, we have expanded our DirectVoIPTM IP interconnection offering with DirectVoIP Broadband, which addresses requirements that are specific to the growing consumer VoIP market. DirectVoIP Broadband includes our transcoding solution, which enables us to provide greater interoperability among devices and voice applications, as well as deliver high quality service even over sub-optimal network connections. We have approximately 60 customers in the consumer VoIP market, including leaders among the emerging independent providers and cable operators, and we believe this market offers significant growth potential for us.

Our Retail business was launched in late 2003, with the introduction of our retail prepaid calling cards, which are marketed through distributors primarily to ethnic communities within major metropolitan markets in the U.S.. In September 2004, we expanded our Retail business segment with Pingo®, a prepaid calling service offered directly to consumers through an eCommerce web interface. Both the prepaid calling card business and Pingo leverage our existing international VoIP network and have the potential to deliver higher margins than are typically achieved in the Trading business. In addition, the retail prepaid calling card business typically has a faster cash collection cycle than the Trading business. Pingo is sold directly to consumers and business customers on a prepaid basis. Revenues from our Pingo services were not material in 2006, 2005 and 2004.

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

Post IPO Approval Process

From December 1999, the month in which the first post IPO stock option grant was made, to February 2002, we obtained approval for the majority of option grants through the practice of sending a unanimous written consent (“UWC”) to our Compensation Committee that contained an “as of” grant date and exercise price, and a list of option recipients and shares awarded by recipient attached to the UWC. Beginning in May 2002, our General Counsel’s practice changed to sending a UWC, with a blank grant date and blank exercise price, to our Compensation Committee members for approval, with a list of option recipients and shares to be awarded by recipient attached.

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

During this period, the approved list of stock option grants, including the stock option grant date and exercise price, was then communicated by our General Counsel to our Human Resources personnel for entry into our stock option tracking system. With respect to the grants in which the exercise price of the option was initially set forth in the UWC circulated to the Compensation Committee (provided the list of option recipients and shares awarded were final), we believe that on the date the Compensation Committee approved the option grant all of the terms of the option grant, including exercise price, were known with finality, as such terms were included in the UWC approved by the Compensation Committee and such terms were also consistent with the information that was ultimately entered into our stock option tracking system and communicated to employees.

May 2002 to May 2006

Between May 2002 and May 2006, we had a total of thirty-one stock option grants. Of the thirty one grants, we have evidence of seventeen option grants for which the UWC, when sent to our Compensation Committee, or Board of Directors for approval, did not contain a grant date and exercise price. Sometime after sending the UWCs out to Compensation Committee members for signatures, the date of the stock option grant and the stock option exercise price (equal to the closing price of our common stock on the stated grant date) were inserted into the final UWC by our General Counsel. We have evidence for one grant in which the UWC, when sent to the Compensation Committee, contains a grant date and an exercise price. Compensation Committee members generally returned their signed UWC signature pages to our General Counsel. For eight other option grants during this period, we did not have evidence of what the UWC contained when it was sent to the Compensation Committee for approval. Once signed UWCs were obtained the approved list of stock option grants, including the stock option grant date and exercise price, was then communicated by our General Counsel to our Human Resources personnel for entry into our stock option tracking system.

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

4)              If there was a Form 3 or Form 4 filing associated with the option grant, we used the following criteria to determine the measurement date of the grant:

a)                If an officer or director required to file reports under Section 16 of the Securities Exchange Act of 1934, as amended, filed a Form 3 or Form 4, we determined the measurement date to be the date that the Form 3 or Form 4 was filed;

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

The measurement dates we determined for past stock option grants, using the criteria as described above, resulted in additional stock-based compensation of approximately $10.0 million for the years ended December 31, 2000 through December 31, 2005 and $37,000 and $57,000 for the three months ended March 31, 2006 and June 30, 2006, respectively. The measurement date that we determined for one stock option grant dated May 25, 2000 resulted in approximately $7.7 million of the $10.0 million of additional stock-based compensation for years ended December 31, 2000 through December 31, 2005. For this particular grant, we could not determine with certainty the date of approval of such option grant. As a result, we determined the measurement date for the May 25, 2000 stock option grant to be the last day of the response period for Compensation Committee members to return their signed UWCs under criteria #5 as described above.

A summary of the additional stock-based compensation, by year, with the most significant stock option grants shown separately, is as follows:

(In thousands)	Year Ended December 31,
Grant Date	2000	2001	2002	2003	2004	2005	Total
May 25, 2000	$1,540	$2,699	$3,028	$281	$135	$—	$7,683
Nov. 15, 2001			554	391	39	39	1,023
Aug. 11, 2003				47	185	162	394
All other grants	118	186	196	92	144	136	872
Total	$1,658	$2,885	$3,778	$811	$503	$337	$9,972

Many of our measurement date conclusions are dependent on the facts and circumstances of each stock option grant and involved the application of significant management judgment. We believe the revised measurement dates we determined for option grants under criteria #4, #5 and #6 of our methodology, as described above, required the most judgment. As the revised measurement date may not be the actual measurement date, we performed several analyses to compare the impact on compensation of selecting measurement dates based upon the above described methodology to what would have resulted under different criteria for option grants where we determined the revised measurement date using criteria #4, #5 and #6 of our methodology.

In the first analysis, we considered that the measurement dates for eight stock option grants, where we had used the last day of a Compensation Committee member response period as the approval date (criteria #5), to be the date using both the lowest and highest stock price associated with a Compensation Committee approval period. Had we applied these alternate approaches, the first alternate measurement dates would have resulted in $4,533,000 in additional cumulative stock-based compensation charges being recorded from 2000 through June 30, 2006 for the alternative approach of using the highest stock price within the response period. The May 25, 2000 stock option grant accounts for approximately $4,470,000 of the additional $4,533,000 of stock-based compensation charges that would be recorded using the alternate approach of the highest stock price within the response period. The second alternate measurement dates would have resulted in $24,000 less in additional cumulative stock-based compensation charges being recorded from 2000 through June 30, 2006 for the alternative approach of using the lowest stock price within the response period. In addition, we also considered the impact on four grants where the approval response time as determined was later than the date such grants were entered into our option tracking system. In such cases, if the last date of entry into our option tracking system was used instead, the compensation charge would have been $28,000 less for the period.

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

As a result of the Special Committee’s investigation, we have restated our consolidated financial statements for the years ended December 31, 2005 and 2004 in this Form 10-K. The impact of these errors also extended to the periods prior to the year ended December 31, 2004. In the restated consolidated financial statements included in this Form 10-K the cumulative impact of the errors as of December 31, 2003 is represented as an increase to beginning accumulated deficit as of January 1, 2004. For further information, see Explanatory Note above and Note 3, “Restatement of Consolidated Financial Statements,” to the Notes to Consolidated Financial Statements.

As a result of determining revised measurement dates, we have also recorded payroll withholding tax related adjustments for certain options previously classified as Incentive Stock Option (“ISO”) grants under the Internal Revenue Service Code of 1986, as amended (“the Code”). Such options were determined to have been granted with an exercise price below the fair market value of the Company’s stock on the revised measurement date. As a result such options do not qualify for ISO tax treatment. The disqualification of ISO classification and the resulting conversion to non-qualified stock option status results in additional withholding taxes on exercise of such options. We have accordingly recorded a tax liability of $0.5 million, as of December 31, 2006 in connection with the disqualification of such ISO tax treatment.

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

Our restated consolidated financial statements reflect an increase in net loss of approximately $10.6 million for the periods 2000 through December 31, 2005 consisting principally of non-cash adjustments to stock-based compensation expense resulting from the stock option grant and exercise practices discussed above. The expenses for the periods 2000 to 2003 are reflected as an increase to accumulated deficit in the opening balance sheet for 2004 of approximately $9.5 million.

In accordance with the determinations of the Special Committee’s investigation, our Board of Directors terminated the employment of our former Vice President, Business Affairs and General Counsel and directed our Compensation Committee to adjust downward the compensation for fiscal year 2006 for both our Chief Executive Officer, Ofer Gneezy, and our Executive Vice President, Gordon VanderBrug, because their oversight of our stock option granting practices was inadequate. Additionally, the Special Committee recommended, and we have implemented, changes to our stock-based compensation transaction procedures and approval policies that require additional and more systematic authorization to ensure that all stock option transactions adhere to our approval process and stated policies, and that all such transactions are properly recorded in our stock administration systems and have appropriate supporting documentation.

The discussion and analysis set forth below in this Item 7 has been amended to reflect the restatement as described above in the Explanatory Note to this Annual Report on Form 10-K and in Note 3, “Restatement of Consolidated Financial Statements,” to the Notes to Consolidated Financial Statements. For this reason, the data set forth in this section may not be comparable to discussions and data in our previously filed Annual Reports on Form 10-K.

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

We have incurred substantial expenses for legal, accounting, tax and other professional services in connection with the Special Committee investigation, our internal review of our historical financial statements, the preparation and audit of the restated financial statements, the SEC investigation and related civil derivative litigation. These expenses were approximately $2.3 million for the year ended December 31, 2006. We have continued to incur significant expense in connection with these matters since December 31, 2006.

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

Proposed Transaction with KPN Telecom B.V., a subsidiary of Royal KPN N.V.

On June 21, 2006, we announced the signing of a definitive agreement to merge the international wholesale voice business of Royal KPN N.V. (“KPN”) into iBasis. Pursuant to the Share Purchase and Sale Agreement, we will acquire KPN’s subsidiary KPN Global Carrier Services and receive $55 million in cash in exchange for newly-issued shares of our common stock representing, on a post issuance basis, 51% of our issued and outstanding shares of common stock and outstanding in-the-money stock options and warrants, or approximately 40 million shares. As of December 31, 2006, the newly-issued shares to KPN would represent approximately 55% of our issued and outstanding common shares. Our shareholders of record immediately prior to closing will receive a cash dividend of $113 million as soon as practicable following the closing. In connection with payment of the dividend, we will adjust the exercise price and number of shares to be issued upon exercise of our outstanding common stock options to preserve their value.

On April 27, 2007, we announced that the Company and KPN had amended the Share Purchase and Sale Agreement to extend the outside date for completion of the transaction to October 31, 2007. Previously, in December 2006, we announced that the Company and KPN had extended the outside date for completion of the transaction from December 31, 2006 to April 30, 2007. The proposed transaction is subject to customary closing conditions and the approval of iBasis shareholders.

Although we will be legally acquiring KPN Global Carrier Services, after the transaction is completed, the former sole stockholder of KPN Global Carrier Services (a subsidiary of KPN), will hold a majority of our outstanding common stock. Accordingly, for accounting and financial statement purposes, the transaction will be treated as an acquisition of iBasis by KPN Global Carrier Services under the purchase method of accounting. Under the purchase method of accounting, our assets and liabilities will be, as of the closing date of the transaction, recorded at their fair value and added to the assets and liabilities of KPN Global Carrier Services, including an amount for goodwill representing the difference between the deemed purchase price of iBasis and the fair value of our identifiable net assets. We have incurred merger related expenses of $3.0 million through December 31, 2006, consisting primarily of investment banking advisory services, legal and accounting fees. Such amounts have been expensed because we are the accounting acquiree.

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

Revenue Recognition.   For our Trading business, our revenue transactions are derived from the resale of international minutes of calling time. We recognize revenue in the period the service is provided, net of revenue reserves for potential billing disputes, provided the collection of amounts billed is reasonably assured. Disputes can result from disagreements with customers regarding the duration, destination or rates charged for each call. For our Retail business, revenue is deferred upon activation of the cards, or purchase of our web-based calling services, and is only recognized as the prepaid balances are reduced based upon minute usage and service charges.

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

Allowance for Doubtful Accounts.   We perform ongoing credit evaluations of our customers and adjust credit limits based upon their payment history and current credit worthiness, as determined by our review of their current credit information. We continuously monitor collections and payments from our customers and take a provision for estimated credit losses based upon our historical experience and any specific customer collection issues that we have identified. We have been able to mitigate our credit risk, in part, by using reciprocal arrangements with customers, who are also iBasis suppliers, to offset our outstanding receivables, as well as requiring letters of credit and prepayments for certain customers. A majority of our accounts receivable are from international carriers. For financial information about geographic areas and significant customers, see Note 5, “Business Segment and Geographic Information” to our Consolidated Financial Statements.

Stock-based Compensation—Effective January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards 123R, “Share-Based Payment” (“SFAS 123R”), which require us to record compensation expense related to the fair value of our stock-based compensation awards. Prior to January 1, 2006, we accounted for our stock-based compensation in accordance with Accounting Principles Board (“APB”) Opinion 25, “Accounting for Stock Issued to Employees,” and related interpretations.

We elected to use the modified prospective transition method as permitted under SFAS 123R and, therefore, have not restated our financial results for the prior periods to reflect the fair value of stock-based compensation awards. Under this transition method, stock-based compensation expense for the year ended December 31, 2006 includes compensation expense for all stock option awards granted prior to, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123. Stock-based compensation expense for all stock option awards granted subsequent to December 31, 2005 was based on the grant date fair value estimated in accordance with SFAS 123R. We recognize compensation expense for stock option awards granted on a straight-line basis over the requisite service period of the award. See Explanatory Note and Note 3, “Restatement of Consolidated Financial Statements,” of the Notes to Consolidated Financial Statements regarding our determination of measurement dates for certain stock option grants.

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

Restructuring Charges.   In the fourth quarter of 2006, we recorded a charge of approximately $0.9 million for the early termination of a facility lease, primarily representing future payments required by us under the lease termination agreement. In prior years, we recorded significant charges to operations in connection with our restructuring programs. The related reserves reflect estimates, primarily relating to facility exit costs. We reassess the reserve requirements to complete each restructuring program at the end of each reporting period. Actual experience may be different from these estimates. In 2006, 2005 and 2004, we took an additional charge of $0.4 million, $0.2 million and $0.2 million, respectively, relating to our prior restructuring charges as a result of a change in estimates relating to our future sublease assumptions.

Income Taxes.   We have net deferred tax assets related to net operating loss carryforwards, that expire at various dates through 2025 and other tax temporary differences. Significant judgment is required in determining our provision for income taxes, the amount of deferred tax assets and liabilities and the valuation allowance required to offset against our net deferred tax assets. Factors such as future reversals of deferred tax assets and liabilities, projected future taxable income, changes in enacted tax rates and the period over which our deferred tax assets will be recoverable are considered in making these determinations. We evaluate the realizability of our deferred tax assets quarterly and we may reverse a portion, or all of our valuation allowance against our net deferred tax asset in future periods. If this occurs, a tax benefit would be recorded for financial reporting purposes. Our deferred tax asset is subject to a 100% valuation allowance as of December 31, 2006 and 2005.

Results of Operations

The following table sets forth for the periods indicated the principal items included in the Consolidated Statements of Operations as percentages of net revenue.

	Year Ended December 31,
	2006	2005	2004
Net revenue	100.0%	100.0%	100.0%
Costs and operating expenses:
Data communications and telecommunications	87.6	87.2	85.4
Research and development	2.6	3.3	5.3
Selling and marketing	3.2	3.0	3.5
General and administrative	4.9	4.0	5.0
Depreciation and amortization	1.4	1.7	4.0
Write-off of leasehold improvements	0.2	—	—
Restructuring costs	0.2	0.1	0.1
Merger related expenses	0.6	—	—
Total costs and operating expenses	100.8	99.3	103.3
Income (loss) from operations	(0.8)	0.7	(3.3)
Interest income	0.4	0.3	0.1
Interest expense	(0.1)	(0.7)	(1.6)
Other expenses, net	(0.0)	(0.1)	(0.0)
Loss on long-term non-marketable security	—	—	(1.9)
Foreign exchange (loss) gain	0.1	(0.2)	0.1
Debt conversion premium and transaction costs	—	(0.5)	—
Debt refinancing charges	—	—	(1.0)
Loss before income taxes from continuing operations	(0.4)	(0.5)	(7.6)
Foreign income tax expense	(0.0)	(0.0)	(0.0)
Loss from continuing operations	(0.4)	(0.5)	(7.6)
Income from discontinued operations	—	—	0.7
Net loss	(0.4)%	(0.5)%	(6.9)%

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

Net revenue.   Our primary source of revenue is the fees that we charge customers for completing voice and fax calls over our network and revenues from the sale of our prepaid calling services. Our VoIP Trading revenue is dependent on the volume of voice and fax traffic carried over the network, which is measured in minutes. We charge our customers fees, per minute of traffic, that are dependent on the length and destination of the call and recognize this revenue in the period in which the call is completed. Our average revenue per minute (“ARPM”) is based upon our total net revenue divided by the number of minutes of traffic over our network for the applicable period. ARPM is a key telecommunications industry financial measurement. We believe this measurement is useful in understanding our financial performance, as well as industry trends. Although the long distance telecommunications industry has been experiencing declining prices in recent years due to the effects of deregulation and increased competition, our average revenue per minute can fluctuate from period to period as a result of shifts in traffic over our network to higher priced, or lower priced, destinations.

Our total revenue increased by $125.6 million, or 33%, to $511.1 million for 2006 from $385.5 million for 2005. Traffic carried over our network increased to 11.1 billion minutes for 2006 from 7.8 billion minutes for 2005. Our average revenue per minute was 4.6 cents per minute in 2006 compared to 5.0 cents per minute in 2005. The lower average revenue per minute in 2006 primarily reflected the growth in our

Retail business, which typically has lower average revenue per minute than our Trading business. Trading revenue increased $104.0 million, or 33%, to $416.6 million in 2006 compared to $312.6 million in 2005. The increase in Trading revenue in 2006 was, in part, a result of adding approximately 150 new Trading customers during the year. We ended 2006 with approximately 50 consumer VoIP customers, including two industry leaders, and achieved significant year-to-year revenue growth in this fast growing market. Retail revenue increased $21.6 million, or 30%, to $94.5 million compared to $72.9 million in 2005. This increase reflects the growth we have achieved with our retail prepaid calling card services, which we introduced in late 2003. During 2006, we continued to introduce a significant number of new calling card brands and expand our distribution network. Revenue from our Pingo calling services, part of our Retail services, which we launched in September 2004, was not material in 2006 or 2005.

Data communications and telecommunications costs.   Data communications and telecommunications costs are composed primarily of termination and circuit costs. Termination costs are paid to local service providers to terminate voice and fax calls received from our network. Terminating costs are negotiated with the local service provider. Should competition cause a decrease in the prices we charge our customers, our contracts, in some cases, provide us with the flexibility to renegotiate the per-minute termination fees to mitigate the impact on our profit margins. Circuit costs include charges for Internet access at our Internet central offices, fees for connections between our Internet central offices and our customers and/or service provider partners, facilities charges for overseas Internet access and phone lines to the primary telecommunications carriers in particular countries, and charges for the limited number of dedicated international private line circuits we use. For our Retail calling services, these costs also include the cost of local and toll free access charges.

Data communications and telecommunications costs increased by $111.5 million, or 33%, to $447.7 million for 2006 from $336.2 million for 2005. Data communications and telecommunications costs were $367.0 million and $80.7 million for our Trading and Retail business segments in 2006, respectively, compared to $275.4 million and $60.8 million in 2005, respectively. The increase in data communications and telecommunications costs reflects the increase in revenue and traffic, as discussed above. The largest component of these costs, termination costs, increased to $439.7 million for 2006 from $329.4 million for 2005 while circuit costs increased to $8.0 million for 2006 from $6.8 million in 2005. Our average cost per minute was 4.0 cents per minute in 2006 compared to 4.3 cents per minute in 2005. As a percentage of net revenues, data communications and telecommunications costs increased to 87.6% for 2006 from 87.2% in 2005.

Gross profit.   Total gross profit (net revenue less data communications and telecommunications costs) was $63.4 million, or 12.4% of total net revenue in 2006, compared to $49.3 million, or 12.8% of total net revenue in 2005. Trading gross profit was $49.6 million, or 11.9% of Trading revenue in 2006, compared to $37.2 million, or 11.9% of Trading revenue in 2005. Retail gross profit was $13.8 million, or 14.6% of Retail revenue in 2006, compared to $12.1 million, or 16.6% of Retail revenue in 2005.  In Q3 of 2006, we disengaged with one of our largest prepaid calling card distributors due to delinquent payments. The prepaid cards we had sold through this distributor were primarily established brands and carried higher than average margins. As a result, the disengagement from this distributor had an adverse effect on our Retail revenue and margins in the second half of 2006.

On June 30, 2006, the Federal Communications Commission (“FCC”) issued an order requiring providers of prepaid calling cards that utilize IP to contribute to the Universal Service Fund (“USF”) and pay access charges and other regulatory fees both in the future and for some prior period of time. We have filed an appeal of the retroactive aspect of the FCC Order with the United States Court of Appeals in Washington, D.C. As of December 31, 2006, we estimate that the maximum potential retroactive USF charge relating to our Retail business prior to the third quarter of the year ended December 31, 2006 would be approximately $2.6 million. As the amount of retroactive fees are not probable of being incurred, no amounts have been accrued as of December 31, 2006. Retail gross profit was reduced by $0.8 million in the second half of 2006 for USF and other regulatory fees associated with our Retail business as a result of the FCC Order.

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

Research and development expenses increased $0.9 million to $13.5 million for 2006 from $12.6 million for 2005. The increase in research and development expenses is primarily due to higher expenditures related to the support of The iBasis Network. Stock-based compensation included in research and development expenses was $0.5 million in 2006 and was primarily the result of the adoption of SFAS 123R, compared to $0.01 million in 2005. As a percentage of net revenue, research and development expenses decreased to 2.6% for 2006 from 3.3% for 2005.

Selling and marketing expenses.   Selling and marketing expenses increased by $4.6 million, to $16.3 million in 2006, from $11.7 million in 2005. The increase in expenses primarily relates to additional investments we have made in sales and marketing, primarily to support our expanding Retail business, including an increase in advertising and marketing expenditures of $1.4 million in 2006 over 2005. Stock-based compensation included in selling and marketing expenses was $0.4 million in 2006 and was primarily the result of the adoption of SFAS 123R, compared to $0.1 million in 2005. As a percentage of net revenue, selling and marketing expenses increased to 3.2% for 2006 from 3.0% for 2005.

General and administrative expenses.   General and administrative expenses include salary, payroll tax and benefit expenses and related costs for general corporate functions, including executive management, finance and administration, legal and regulatory, facilities, information technology and human resources.

General and administrative expenses increased by $9.6 million to $25.1 million for 2006 from $15.5 million for 2005. We increased our allowance for doubtful accounts by $3.8 million in 2006, including $1.3 million to cover amounts due from a prepaid calling card distributor we disengaged from doing business with in Q3 of 2006 due to delinquent payments. In 2005, we increased our allowance for doubtful accounts by $0.8 million.  The increase to our allowance for doubtful accounts in 2006 relates primarily to specific customer accounts which we believe may not be collectible. We incurred $2.3 million in costs in 2006 relating to the investigation of our stock option granting practices, which primarily consisted of legal and accounting fees. Stock-based compensation included in general and administrative expenses was $0.8 million in 2006 and was primarily the result of the adoption of SFAS 123R, compared to $0.1 million in 2005. In addition, general and administrative expenses in 2006 include $0.2 million for the fair value of a warrant issued as partial payment for investment banking advisory services. As a percentage of net revenue, general and administrative expenses were 4.9% for 2006 and 4.0% for 2005.

Depreciation and amortization expenses.   Depreciation and amortization expenses increased by $0.6 million to $7.1 million for 2006 from $6.5 million for 2005. As a percentage of net revenue, depreciation and amortization expenses decreased to 1.4% for 2006 from 1.7% for 2005.

Write-off of leasehold improvements and lease termination costs.   In October 2006, we negotiated the early termination of leased space for one of our locations in New York City which we no longer needed.  We had begun the process of negotiation with our landlord during Q3 and finalized an agreement to terminate the lease on this space in Q4 of 2006.  As a result of our plan to terminate this lease, we took a non-cash charge of $1.0 million for the write-off of the carrying value of leasehold improvements in 2006.

Restructuring costs.   In the fourth quarter of 2006, we took a charge of $0.9 million relating to our early termination of leased space for one of our locations in New York City.  Under the lease termination agreement, we will have future monthly payment obligations totaling approximately $1.1 million through February 2011, the original lease termination date. The charge of $0.9 million consisted of  our future payment obligations of $1.1 million, net of a $0.2 million reversal in a deferred rent liability arising from the difference between cumulative rental payments made under the lease agreement and rental expense recorded in our financial statements on a straight-line basis.  As a result of this early lease termination, we will achieve approximately $1.2 million in future cash savings through February 2011, which represents the amount we would have paid under our original lease obligation less our future payment obligation as a result of our lease termination.

In addition, we took charges of $0.4 million and $0.2 million in 2006 and 2005, respectively, for a change in estimate relating to our sublease assumptions associated with our prior restructuring charges.

Merger related expenses.   Merger related expenses of $3.0 million relate to transaction costs incurred in 2006 for the pending proposed transaction with KPN. These transaction costs consist primarily of investment banking advisory services, legal and accounting fees. These costs have been expensed as iBasis is not considered the accounting acquirer and the transaction will be accounted for as a reverse acquisition.

Interest income.   Interest income was $1.9 million for 2006, compared to $1.1 million in 2005. This increase reflects a combination of higher short-term interest rates and the income earned on higher average cash and short-term investment balances in 2006 compared to 2005.

Interest expense.   Interest expense decreased $2.3 million in 2006 to $0.3 million, from $2.6 million in 2005, as a result of the conversion of our  6¾% Convertible Subordinated Notes due June 2009 and 8% Secured Convertible Notes due June 2007 to common stock between June and September 2005. Interest expense in 2006 primarily consists of  interest on capital equipment leases.

Other expenses, net.   Other expenses, net were $0.2 million and $0.3 million in 2006 and 2005, respectively, and relate mostly to state excise, use and franchise taxes.

Foreign exchange loss (gain), net.   Foreign exchange gain was $0.4 million in 2006, compared to a loss of $0.9 million in 2005. The foreign exchange gain in 2006 primarily reflects the effect of a stronger Euro relative to the U.S. dollar on our Euro-denominated accounts receivable and the foreign exchange loss in 2005 primarily reflects the effect of a weaker Euro relative to the U.S. dollar in 2005 on our Euro-denominated accounts receivable.

Debt conversion premium and transaction costs.   Debt conversion premium and transaction costs of $2.0 million in 2005 reflects debt conversion premium payments made of $1.9 million to certain noteholders in June and July 2005 in negotiated agreements to encourage early conversion of $29.0 of our 8% Secured Convertible Notes due June 2007 and $2.0 million of our 6¾% Convertible Subordinated Notes due June 2009.  Of the total payment, $1.7 million was paid in cash and the balance was paid in the form of 14,579 shares of our common stock with a fair value of $115,000. In addition, transactions costs were approximately $120,000 and consisted of investment banking and legal fees.

Income taxes.   In 2006 we utilized approximately $3.2 million in net operating loss carry-forwards to offset taxable income. We provided a full valuation allowance against our remaining net deferred tax assets at December 31, 2006. We did not record an income tax benefit for the tax losses associated with our operations in 2005, as we believe that it is more likely than not that these benefits will not be realized. Foreign income tax expense on the earnings of our foreign subsidiaries was $37,000 and $93,000 in 2006 and 2005, respectively.

Net loss.   Net loss was $2.2 million, or $(0.07) per share, in 2006 compared to a net loss of $2.0 million, or $(0.08) per share, in 2005.  Net loss of $2.2 million in 2006 includes $3.0 million in merger related expenses, $2.3 million in expenses related to the investigation of our past option granting practices, and $1.9 million in charges related to the early termination of a leased facility.  The net loss of $2.0 million in 2005 included $2.0 million in debt conversion premiums and transaction costs.

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

Net revenue.   Our total net revenue increased by $121.8 million, or 46%, to $385.5 million for 2005 from $263.7 million for 2004. Traffic carried over our network increased to 7.8 billion minutes for 2005 from 4.9 billion minutes for 2004. Our average revenue per minute was 5.0 cents per minute in 2005 compared to 5.4 cents per minute in 2004. The lower average revenue per minute in 2005 primarily reflected a proportionately higher mix of lower priced traffic. Trading revenue increased $87.3 million, or 39%, to $312.6 million in 2005 compared to $225.3 million in 2004. The increase in Trading revenue in 2005 was, in part, a result of adding approximately 100 new Trading customers during the year. We ended 2005 with approximately 30 consumer VoIP customers, including two industry leaders, and achieved significant year-to-year revenue growth in this  market. Retail revenue increased $34.5 million to $72.9 million, or nearly double 2004 revenue of $38.4 million. This increase reflects the growth we have achieved with our retail prepaid calling card services, which we introduced in late 2003. During 2005, we introduced a significant number of new calling card brands and expanded our distribution network, particularly in southern California. Revenue from our Pingo calling services, part of our Retail services, which we launched in September 2004, was not material in 2005 or 2004.

Data communications and telecommunications costs.   Data communications and telecommunications costs increased by $111.0 million, or 49%, to $336.2 million for 2005 from $225.2 million for 2004. Data communications and telecommunications costs were $276.4 million and $60.8 million for our Trading and Retail business segments in 2005, respectively, compared to $192.6 million and $32.6 million in 2004, respectively. The increase in data communications and telecommunications costs primarily reflects the increase in revenue and traffic, as discussed above. The largest component of these costs, termination costs, increased to $329.4 million for 2005 from $219.1 million for 2004 while circuit costs increased slightly to $6.8 million for 2005 from $6.1 million in 2004. As a percentage of net revenues, data communications and telecommunications costs increased to 87.2% for 2005 from 85.4% in 2004.

Gross profit.   Total gross profit (net revenue less data communications and telecommunications costs) declined to 12.8% of total net revenue in 2005, compared to 14.6% of total net revenue in 2004. Trading gross margin was 11.9% of Trading revenue in 2005, compared to 14.5% in 2004. The lower Trading gross margin was primarily due to lower rates on certain U.S.-originated and China-originated traffic in 2005. Retail gross margin was 16.6% of Retail revenue in 2005, compared to 14.9% in 2004.

Research and development expenses.   Research and development expenses decreased $1.4 million to $12.6 million for 2005 from $14.0 million for 2004. The decrease in research and development expenses is due to lower expenditures related to the support of The iBasis Network. As a percentage of net revenue, research and development expenses decreased to 3.3% for 2005 from 5.3% for 2004.

Selling and marketing expenses.   Selling and marketing expenses increased by $2.3 million, to $11.7 million in 2005, from $9.4 million in 2004. The increase in expenses primarily relates to additional investments we have made in sales and marketing, primarily to support our expanding Retail business, including increasing advertising and marketing expenditures by $0.6 million. As a percentage of net revenue, selling and marketing expenses decreased to 3.0% for 2005 from 3.5% for 2004.

General and administrative expenses.   General and administrative expenses increased by $2.3 million to $15.5 million for 2005 from $13.2 million for 2004. Increases to the allowance for doubtful accounts were $0.9 million in 2005 compared to $0.3 million in 2004. In addition, incentive compensation was $0.3 million and professional fees increased by $0.8 million, which related largely to compliance with the internal control provisions under Section 404 of the Sarbanes-Oxley Act. As a percentage of net revenue, general and administrative expenses were 4.0% for 2005 and 4.8% for 2004.

Restructuring costs.   In 2005 and 2004, we took charges of $0.2 million for a change in estimate relating to our sublease assumptions associated with our prior restructuring charges.

Depreciation and amortization expenses.   Depreciation and amortization expenses decreased by $3.9 million to $6.5 million for 2005 from $10.4 million for 2004. This decrease was primarily due to the end of the depreciable life of certain networking equipment and computer software. As a percentage of net revenue, depreciation and amortization expenses decreased to 1.7% for 2005 from 4.0% for 2004.

Interest income.   Interest income was $1.1 million for 2005, compared to $0.2 million in 2004. This increase primarily reflects the income earned on higher average cash and short-term investment balances in 2005 compared to 2004.

Interest expense.   Interest expense decreased $1.6 million in 2005 to $2.6 million, from $4.2 million in 2004, as a result of the conversion of our  6¾% Convertible Subordinated Notes due June 2009 and 8% Secured Convertible Notes due June 2007 to common stock between June and September 2005. In addition, interest expense also includes interest on capital leases of $0.3 million and $0.5 million in 2005 and 2004, respectively.

Other expenses, net.   Other expenses, net were $0.4 million and $0.2 million in 2005 and 2004, respectively, and relate mostly to state excise, use and franchise taxes.

Foreign exchange loss(gain), net.   Foreign exchange loss was $0.9 million in 2005, compared to a gain of $0.3 million in 2004. The increase in foreign exchange loss primarily reflects the effect of the weakening Euro relative to the U.S. dollar on our Euro-denominated accounts receivable. We began separately reporting foreign exchange gain and losses in 2005 as they have become material. We have reclassified prior year amounts to conform to the current year presentation.

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

Debt conversion premium and transaction costs.   Debt conversion premium and transaction costs of $2.0 million reflects debt conversion premium payments made of $1.9 million to certain noteholders in June and July 2005 in negotiated agreements to encourage early conversion of $29.0 of our 8% Secured Convertible Notes due June 2007 and $2.0 million of our 6¾% Convertible Subordinated Notes due June 2009.  Of the total payment, $1.7 million was paid in cash and the balance was paid in the form of 14,579 shares of our common stock with a fair value of $115,000. In addition, transactions costs were approximately $120,000 and consisted of investment banking and legal fees.

Refinancing transaction costs.   Transaction costs relating to the refinancing of our debt in June 2004 were $2.2 million. These costs consisted primarily of investment banking services, legal and audit fees.

Refinancing related interest expense.   We issued warrants to purchase a total of 1.7 million shares of our common stock, at $5.55 per share, to the holders of the 11 1/2%  Senior Secured Notes due January 2005 as partial consideration for the prepayment of these notes in June 2004. The fair value of $2.1 million for these warrants has been charged to operations as additional interest expense. Future interest on the 11 1/2% Senior Secured Notes due January 2005 of $1.6 million, that had originally been charged to the gain on bond exchanges in 2003 and was not paid as a result of the prepayment of these notes, was recorded as a reduction to the additional interest expense associated with the refinancing. As a result, refinancing related interest expense, net was $0.5 million in 2004.

Income taxes.   We have not recorded an income tax benefit for the tax losses associated with our operations in 2005 and 2004, as we believe that it is more likely than not that these benefits will not be realized. Foreign income tax expense on the earnings of our foreign subsidiaries was $93,000 and $50,000 in 2005 and 2004, respectively.

Income from discontinued operations.   We had no income or loss from discontinued operations in 2005. Income from discontinued operations of $1.9 million in 2004 relates to the expiration of certain contingent obligations associated with the sale of our former Speech Solutions Business in 2002.

Net loss.   Loss from continuing operations was $2.0 million in 2005 compared to a loss of $20.2 million in 2004.

Excluding debt conversion premium and transaction costs of $2.0 million, loss from continuing operations was $0.1 million in 2005. Excluding debt refinancing charges of $2.6 million and the loss on a long-term non-marketable security of $5.0 million, the loss from continuing operations in 2004 was $12.5 million. The improved profitability of $12.1 million in 2005 compared to 2004, excluding debt conversion premium and transactions costs, refinancing charges and loss on a long-term non-marketable security, relates to the proportionately lower level of costs and operating expenses on the higher level of revenues year-to-year.

Liquidity and Capital Resources

Our principal capital and liquidity needs historically have related to the development of our network infrastructure, our sales and marketing activities, research and development expenses, and general capital needs. Our working capital needs have been met, in large part, from the net proceeds of public and private offerings of common stock and issuances of convertible debt. In addition, we have also met our capital needs through capital equipment leases and other equipment financings.

Net cash provided by operating activities was $23.4 million in 2006, compared to net cash provided by operating activities of $12.2 million in 2005 and net cash used in operating activities of  $7.2 million in 2004. Cash provided by operating activities in 2006 was the result of the  loss of $2.2 million offset by non-cash charges of $14.1million, and an increase in accounts payable, accrued expenses and deferred revenue of $35.6 million, partially offset by an increase in accounts receivable of $21.7 million. The increases in accounts receivable and accounts payable relate primarily to the growth in revenue and traffic in 2006 over 2005. Accounts receivable days sales outstanding were 43 days at December 31, 2006 compared to 41 days at December 31, 2005. Cash provided by operating activities in 2005 of $12.2 million was a result of the loss of $2.0 million, offset by non-cash charges of $8.2 million, and an increase in accounts payable, accrued expenses and deferred revenue of $20.7 million, partially offset by an increase in accounts receivable of $14.2 million. Cash used in operating activities in 2004 of $7.2 million is a result of the loss from continuing operations of $20.2 million, partially offset by non-cash charges of $18.6 million. In addition, the increase in accounts receivable of $12.5 million was partially offset by an increase in accounts payable, accrued expenses and deferred revenue of $8.0 million.

Net cash used in investing activities in 2006 of $12.1 million included $10.5 million used for capital expenditures and net purchases of $1.6 million of short-term investments. Our short-term investments are classified as available-for-sale and consist of securities that are readily convertible into cash, including government securities and commercial paper, with original maturities at the date of acquisition ranging from 90 days to one year. At December 31, 2006, $18.5 million of securities with maturities of less than one year were classified as short-term investments. Net cash used in investing activities in 2005 of $2.4 million included $3.4 million used for capital expenditures, partially offset by net maturities of short-term investments of $1.0 million.  Net cash used in investing activities in 2004 of $18.7 million consisted of $3.3 million used for capital expenditures and $17.9 million in net purchases of short-term  investments.  In

2004, we also received proceeds from an earn-out receivable and escrow payment of $1.0 million and $1.5 million, respectively, relating to the sale of our former Speech Solutions Business.

Net cash used in financing activities was $3.3 million in 2006 and included $2.3 million used to purchase shares of our common stock under our stock repurchase program and $1.6 million in capital equipment lease payments, partially offset by $0.6 million in proceeds from stock option exercises. In February of 2006, we expanded our previously announced program to allow for the purchase of up to a total of $15.0 million of our common stock. In the first quarter of 2006, we purchased 0.4 million shares of our common stock at a cost of $2.3 million, leaving $10.8 million available for future purchases. Since March 2006, we have not made any purchases of our common stock and we have no current plans for any further purchases under this program. Net cash used in financing activities was $3.2 million in 2005 and consisted of debt conversion premium payments and transaction costs of $1.9 million, the redemption of the remaining $0.9 million of 5¾% Convertible Subordinated Notes on their maturity date in March 2005 and capital lease payments of $1.2 million. During 2005, we received proceeds of $2.6 million from warrant and stock option exercises. In the fourth quarter of 2005, we repurchased 0.3 million shares of our common stock at a cost of $1.9 million under our stock repurchase program announced in October 2005 to purchase up to $5.0 million of our common stock.

During 2005, we completed the process of eliminating our long-term bond debt through a series of debt conversion transactions.  These transactions have resulted in interest savings on an annualized basis of approximately $4.7 million. In June 2005, we negotiated (i) the early conversion of $9.1 million of our 8% Secured Convertible Notes due June 2007 into 1.6 million shares of common stock at the conversion price of $5.55 per common share and (ii) the early conversion of $2.0 million of our 6¾% Convertible Subordinated Notes due June 2009 into 0.4 million shares of common stock at the conversion price of $5.55 per common share.  We paid a total of $0.7 million in premiums to the noteholders to encourage the early conversion of these notes, of which $0.6 million was paid in cash and the remaining $115,000 was paid in the form of 14,579 shares of our common stock with a fair value of $0.1 million.  In addition, $1.2 million of our 6¾% Convertible Subordinated Notes due June 2009 voluntarily converted into 0.2 million shares of common stock at the conversion price of $5.55 per share. In total, $12.3 million of notes were converted into 2.2 million shares of common stock.

In July 2005, we negotiated the early conversion of the remaining $19.9 million of our 8% Secured Convertible Notes due June 2007 into 3.6 million shares of common stock at the stated conversion price of $5.55 per share. We paid a total premium of $1.2 million in cash to the noteholders to encourage the early conversion of these notes. In addition, transaction costs associated with this early conversion were $0.1 million and consisted primarily of investment banking fees.

From mid-August 2005 through early September 2005, the remaining $32.6 million of our 6¾% Convertible Subordinated Notes due June 2009 were converted to shares of our common stock at the stated conversion price of $5.55 per share. In mid-August 2005, we announced our intention to redeem all of these outstanding notes for cash at the face value of the notes, plus accrued interest, with a planned redemption date of September 6, 2005. Prior to the redemption date, all of the holders elected to convert their notes to common stock at the stated conversion price of $5.55 per share.

Net cash provided by financing activities was $29.5 million in 2004. In June 2004, we completed a refinancing of our outstanding debt obligations. As part of the refinancing, we completed an exchange offer, pursuant to which $37.3 million of our outstanding 5¾% Convertible Subordinated Notes due March 2005, representing approximately 98% of the total amount of these notes then outstanding, were tendered for the same principal amount of new 6¾% Convertible Subordinated Notes due June 2009. Approximately $0.9 million of the 5¾% Convertible Subordinated Notes due March 2005 remained outstanding after the exchange offer. Simultaneously with the exchange offer, we prepaid all $25.2 million of our existing 11½% Senior Secured Notes due January 2005 for cash equal to the principal amount plus accrued but unpaid interest and the issuance of warrants exercisable for an aggregate of 1.7 million shares of our common stock at $5.55 per share. We issued $29.0 million of new 8% Secured Convertible Notes due June 2007 of which $25.2 million was used to prepay the 11½% Senior Secured Notes due January 2005. Cash paid for transactions costs associated with the debt refinancing were $2.0 million. During the second half of 2004, holders of $1.3 million of 6¾% Convertible Subordinated Notes due June 2009 voluntarily converted their notes into 0.2 million shares of common stock at the conversion price of $5.55 per share. In 2005, the remaining 6¾% Convertible Subordinated Notes due June 2009 and the 8% Secured Convertible Notes due June 2007 were converted into shares of our common stock at $5.55 per share, as described above.

In September 2004, we completed a private equity placement of 5.0 million shares of our common stock at $6.30 per share, for total gross proceeds of $31.5 million, to a group of institutional and accredited investors. Investment banking fees and other costs of the transaction were $1.3 million, resulting in net proceeds to us from the private equity placement of $30.2 million. The net proceeds from the private equity placement were used for working capital requirements, capital asset purchases and general corporate purposes. In addition in 2004, we received proceeds of $2.0 million from the exercise of warrants and stock options, made payments on capital leases of $2.2 million and paid down our bank borrowings of $2.3 million.

In May 2007, we amended certain financial covenants and extended the maturity date of our revolving line of credit with our bank from May 31, 2007 until July 30, 2007. The $15.0 million revolving line of credit bears interest at the bank’s prime rate plus  1/2% and is collateralized by substantially all of our assets. Borrowings under the line may also be used for letters of credit and foreign exchange contracts. The revolving line of credit requires us to comply with various non-financial and financial covenants, including minimum profitability and liquidity and requires us to maintain a minimum cash balance of $15.0 million with the bank, or be subject to certain additional fees. We have received waivers of non-compliance of certain financial covenants from our bank for Q3 and Q4 of 2006. At December 31, 2006 and 2005, we had no borrowings under our bank line of credit. At December 31, 2006, we had $2.7 million in letters of credit outstanding under our bank line of credit.

During 2005 and 2004, we financed $3.2 million and $1.8 million of capital expenditures, respectively, with lease financing. The majority of the capital lease obligations have a three year term.

On May 2, 2006, after receiving shareholder approval, we affected a one-for-three reverse stock split of our issued and outstanding shares of common stock. On June 21, 2006, our common stock resumed trading on The Nasdaq Global Market under the stock symbol “IBAS”, after we met the requirements for relisting on The Nasdaq Global Market.

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

In 2006 we utilized approximately $3.2 million in net operating loss carry-forwards to offset taxable income.  At December 31, 2006, we had a deferred tax asset of approximately $125.1 million representing net operating loss and tax credit carry-forwards available to us to offset future potential taxable income. We have provided a full valuation allowance against all of our deferred tax assets as of December 31, 2006.

We have incurred substantial expenses for legal, accounting, tax and other professional services in connection with the Special Committee investigation, our internal review of our historical financial statements, the preparation of the restated financial statements and the SEC investigation. These expenses were approximately $2.3 million in 2006 and we have continued to incur significant expenses in connection with these matters since December 31, 2006.

We anticipate that the December 31, 2006 balance of $54.1 million in cash, cash equivalents and short-term investments, together with expected net cash flow generated from operations, will be sufficient to fund our operations and capital asset expenditures for at least the next twelve months. We expect capital asset expenditures to be between $15 million and $20 million in 2007.

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

Contractual Obligations

The following table summarizes our future contractual obligations as of December 31, 2006:

		Payment Due Dates
	Total	Less than 1 Year	1 to 2 Years	2 to 3 Years	3 to 5 Years	After 5 Years
	(In thousands)
Capital lease obligations	$2,363	$1,568	$795	$—	$—	$—
Operating leases	9,293	2,442	1,894	1,688	1,178	2,091
Total	$11,656	$4,010	$2,689	$1,688	$1,178	$2,091

New Accounting Pronouncements

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109” (FIN 48). FIN 48 prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. In particular, the Interpretation requires that a tax benefit related to a given tax position be reflected in the financial statements only if it is more likely than not that it would be sustained on its technical merits in the event of a tax audit. FIN 48 will become effective for us on January 1, 2007. The adoption of FIN 48 will not have a material effect on our financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (“ SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements but may change current practice for some entities. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those years. We do not believe that the adoption of SAB 157 will have a material effect on our financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159), which provides entities with the option to measure certain financial instruments and other items at fair value, whereas those items are not currently required to be measured at fair value. SFAS 159 will be effective for us on January 1, 2008. We are currently evaluating the impact the adoption of  SFAS 159 will have on our financial position, results of operations or cash flows.

In September 2006, the Staff of the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of determining whether the current year’s financial statements are materially misstated. SAB 108 was effective for fiscal years ended December 31, 2006. The adoption of SAB 108 did not have any material effect on our financial position, results of operations or cash flows.

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

Our investments in commercial paper and debt instruments are subject to interest rate risk, but due to the short-term nature of these investments, interest rates would not have a material impact on their value at December 31, 2006. Our primary interest rate risk is the risk on borrowings under our bank line of credit, which is subject to interest rates based on the bank’s prime rate. We had no borrowings under our bank line of credit at December 31, 2006. A change in the applicable interest rates would also affect the rate at which we could borrow funds or finance equipment purchases. Our capital lease obligations are fixed rate debt. A 10% change in interest rates would not have a material impact on interest expense associated with our bank line of credit.

Although we conduct our business in various regions of the world, most of our revenues and costs are denominated in U.S. dollars with the remaining being primarily denominated in Euros or British pounds. Thus, we are exposed to foreign currency exchange rate fluctuations as the financial results and balances of our foreign subsidiaries are translated into U.S. dollars. As exchange rates vary, these results, when translated, may vary from expectations and may adversely impact our results of operations and financial condition. Accordingly, if the dollar weakens relative to foreign currencies, particularly the Euro or British Pound, our foreign currency-based denominated revenues and expenses would increase when stated in U.S. Dollars. Conversely, if the dollar strengthens, our foreign currency denominated revenues and expenses would decrease. Based on our net revenue for the year ended December 31, 2006, if the U.S. dollar had weakened against the Euro and British Pound by 10%, our net revenue would have increased approximately 3%. Conversely, based on our net revenue for the year ended December 31, 2006, if the U.S. dollar had strengthened against the Euro and British Pound by 10%, our net revenue would have decreased by approximately 3%. The impact of a 10% change in the exchange rate between the U.S. dollar and the Euro or British Pound would not have a material effect on our foreign currency denominated operating expenses.

Item 8.                        Financial Statements and Supplementary Data

Index to Consolidated Financial Statements

Page
Consolidated Financial Statements:
Report of Independent Registered Public Accounting Firm	61
Consolidated Balance Sheets as of December 31, 2006 and 2005 (as restated)	62
Consolidated Statements of Operations for the Year Ended December 31, 2006 (and years ended December 31, 2005 and 2004, as restated)	63
Consolidated Statements of Stockholders’ Equity (Deficit) for the Year Ended December 31, 2006 (and years ended December 31, 2005 and 2004, as restated)	64
Consolidated Statements of Cash Flows for the Year Ended December 31, 2006 (and years ended December 31, 2005 and 2004, as restated)	65
Notes to Consolidated Financial Statements	66

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of iBasis, Inc.:

We have audited the accompanying consolidated balance sheets of iBasis, Inc. and subsidiaries (the “Company”) as of December 31, 2006 and December 31, 2005, and the related consolidated statements of operations, shareholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2006 and December 31, 2005, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 123 (R), “Share-Based Payment,” on January 1, 2006.

As discussed in Note 3 to the consolidated financial statements, the accompanying 2005 and 2004 consolidated financial statements have been restated.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on  the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated June 11, 2007, expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Boston, Massachusetts
June 11, 2007

iBasis, Inc.

Consolidated Balance Sheets

	December 31,
	2006	2005
		(as restated)(1)
	(In thousands, except per share data)
Assets
Current assets:
Cash and cash equivalents	$35,525	$27,478
Short-term marketable investments	18,546	16,936
Accounts receivable, net of allowance for doubtful accounts of $3,803 and $2,507, respectively	65,135	47,321
Prepaid expenses and other current assets	4,190	2,676
Total current assets	123,396	94,411
Property and equipment, at cost:
Network equipment	38,696	53,434
Equipment under capital lease	4,917	4,917
Computer software	9,837	10,353
Leasehold improvements	4,867	6,697
Furniture and fixtures	848	1,049
	59,165	76,450
Less—Accumulated depreciation and amortization	(45,307)	(65,033)
	13,858	11,417
Other assets	410	323
	$137,664	$106,151
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$48,638	$27,796
Accrued expenses	37,302	24,705
Deferred revenue	10,709	9,517
Current portion of long-term debt	1,462	1,598
Total current liabilities	98,111	63,616
Long-term debt, net of current portion	755	2,216
Other long-term liabilities	1,417	916
Commitments and contingencies (Note 12)
Stockholders’ equity (deficit):	—	—
Preferred stock, $0.001 par value, authorized 15,000 shares; issued and outstanding; none	—	—
Common stock, $0.001 par value, authorized—170,000 shares; issued—34,286 and 34,112 shares, respectively;	34	34
Treasury stock, 1,069 and 691 shares, respectively, at cost	(4,358)	(2,091)
Additional paid-in capital	485,940	483,771
Deferred compensation	—	(250)
Accumulated other comprehensive income (loss)	3	(17)
Accumulated deficit	(444,238)	(442,044)
Total stockholders’ equity	37,381	39,403
	$137,664	$106,151

(1)          See Note 3, “Restatement of Consolidated Financial Statements,” of the Notes to Consolidated Financial Statements.

The accompanying notes are an integral part of these consolidated financial statements.

iBasis, Inc.

Consolidated Statements of Operations

	Years Ended December 31,
	2006	2005	2004
		(as restated)(1)	(as restated)(1)
	(In thousands, except per share data)
Net revenue	$511,083	$385,485	$263,678
Costs and operating expenses:
Data communications and telecommunications (excluding depreciation and amortization)	447,697	336,152	225,169
Research and development	13,498	12,568	14,013
Selling and marketing	16,347	11,712	9,351
General and administrative	25,062	15,543	13,162
Depreciation and amortization	7,055	6,507	10,437
Write-off of leasehold improvements	1,047	—	—
Restructuring costs	1,272	218	165
Merger related expenses	2,996	—	—
Total costs and operating expenses	514,974	382,700	272,297
(Loss) income from operations	(3,891)	2,785	(8,619)
Interest income	1,887	1,109	218
Interest expense	(337)	(2,601)	(4,249)
Other expenses, net	(188)	(324)	(184)
Loss on long-term non-marketable security	—	—	(5,000)
Foreign exchange gain (loss)	372	(939)	339
Debt conversion premium and transaction costs	—	(1,975)	—
Debt refinancing charges:
Transaction costs	—	—	(2,159)
Additional interest expense, net	—	—	(481)
Loss before taxes from continuing operations	(2,157)	(1,945)	(20,135)
Income tax expense	(37)	(93)	(50)
Loss from continuing operations	(2,194)	(2,038)	(20,185)
Income from discontinued operations	—	—	1,861
Net loss	$(2,194)	$(2,038)	$(18,324)
Basic and diluted net loss per share:
Loss from continuing operations	$(0.07)	$(0.08)	$(1.20)
Income from discontinued operations	—	—	0.11
Net loss per share	$(0.07)	$(0.08)	$(1.09)
Basic and diluted weighted average common shares outstanding	33,198	26,745	16,838

(1)          See Note 3, “Restatement of Consolidated Financial Statements,” of the Notes to Consolidated Financial Statements.

The accompanying notes are an integral part of these consolidated financial statements.

iBasis, Inc.

Consolidated Statements of Stockholders’ Equity (Deficit)

(as restated)(1)

	Common Stock		Treasury Stock					Accumulated	Total
	Number of Shares	$0.001 Par Value	Number of Shares	Amount	Additional Paid-In Capital	Deferred Compensation	Accumulated Deficit	Other Comprehensive Loss	Stockholders’ Equity (Deficit)
	(In thousands)
Balance, December 31, 2003 (as previously reported)	15,305	$15	(378)	$(341)	$370,424	$—	$(412,206)	$—	$(42,108)
Adjustments to beginning stockholders’ deficit in connection with restatement	—	—	—	—	9,426	(523)	(9,476)	—	(573)
Balance, December 31, 2003 (as restated)	15,305	15	(378)	(341)	379,850	(523)	(421,682)	—	(42,681)
Net loss	—	—	—	—	—	—	(18,324)	—	(18,324)
Unrealized loss on available-for-sale short-term investments	—	—	—	—	—	—	—	(12)	(12)
Total comprehensive loss									(18,336)
Gross proceeds from sale of common stock in private placement	5,000	5	—	—	31,495	—	—	—	31,500
Cash transaction costs of private placement	—	—	—	—	(1,310)	—	—	—	(1,310)
Fair value of warrant issued for investment banking services	—	—	—	—	(2,808)	—	—	—	(2,808)
Issuance of warrant for investment banking services	—	—	—	—	2,808	—	—	—	2,808
Common stock issued as partial payment of investment banking fees	37		—	—	175	—	—	—	175
Exercise of common stock options	169		—	—	455	—	—	—	455
Exercise of warrants	840	1	—	—	1,461	—	—	—	1,462
Fair value of warrants issued in debt refinancing	—	—	—	—	2,140	—	—	—	2,140
Conversion of 6 3/4%
Convertible Subordinated Notes due June 2009 converted to common stock	242	1	—	—	1,340	—	—	—	1,341
Increase in deferred compensation	—	—	—	—	456	(456)	—	—	—
Amortization of deferred compensation	—	—	—	—	—	503	—	—	503
Reduction in deferred compensation for terminations	—	—	—	—	(44)	44	—	—	—
Balance, December 31, 2004	21,593	22	(378)	(341)	416,018	(432)	(440,006)	(12)	(24,751)
Net loss	—	—	—	—	—	—	(2,038)	—	(2,038)
Unrealized loss on available-for-sale short-term investments	—	—	—	—	—	—	—	(5)	(5)
Total comprehensive loss									(2,043)
Exercise of common stock options.	79	—	—	—	244	—	—	—	244
Exercise of warrants	739	1	—	—	2,421	—	—	—	2,422
Convertible Subordinated Notes due June 2009 converted to common stock	6,476	6	—	—	35,938	—	—	—	35,944
Secured Convertible Notes due June 2007 converted to common stock	5,225	5	—	—	28,995	—	—	—	29,000
Common shares issued as payment of debt conversion premium.	—	—	15	115	—	—	—	—	115
Repurchases of common stock	—	—	(328)	(1,865)	—	—	—	—	(1,865)
Increase in deferred compensation	—	—	—	—	176	(176)	—	—	—
Amortization of deferred compensation	—	—	—	—		337	—	—	337
Reduction in deferred compensation for terminations	—	—	—	—	(21)	21	—	—	—
Balance, December 31, 2005	34,112	34	(691)	(2,091)	483,771	(250)	(442,044)	(17)	39,403
Net loss	—	—	—	—	—	—	(2,194)	—	(2,194)
Unrealized gain on available-for-sale short-term investments	—	—	—	—	—	—	—	19	19
Translation adjustment	—	—	—	—	—	—	—	1	1
Total comprehensive loss									(2,174)
Exercise of common stock options	174	—	—	—	590	—	—	—	590
Fair value of warrant issued for investment advisory services	—	—	—	—	162	—	—	—	162
Repurchases of common stock	—	—	(378)	(2,267)	—	—	—	—	(2,267)
Elimination of deferred compensation					(250)	250			—
Stock-based compensation					1,667				1,667
Balance, December 31, 2006	34,286	$34	(1,069)	$(4,358)	$485,940	$—	$(444,238)	$3	$37,381

(1)               See Note 3, “Restatement of Consolidated Financial Statements,” of the Notes to Consolidated Financial Statements.

The accompanying notes are an integral part of these consolidated financial statements.

iBasis, Inc.

Consolidated Statements of Cash Flows

	Years ended December 31,
	2006	2005	2004
		(as restated)(1)	(as restated)(1)
	(In thousands)
Cash flows from operating activities:
Net loss	$(2,194)	$(2,038)	$(18,324)
Income from discontinued operations	—	—	(1,861)
Loss from continuing operations	(2,194)	$(2,038)	(20,185)
Adjustments to reconcile loss from continuing operations to net cash used in operating activities:
Restructuring costs	1,414	218	165
Depreciation and amortization	7,055	6,507	10,437
Amortization of deferred debt financing costs	—	177	149
Amortization of discount on short-term marketable securities	(2)	(45)	—
Non-cash debt conversion premium	—	115	—
Stock-based compensation and services	1,829	337	503
Write-off of leasehold improvements	1,047	—	—
Loss on long-term non-marketable security	—	—	5,000
Fair value of warrant issued in debt refinancing	—	—	2,140
Allowance for doubtful accounts	3,847	850	250
Changes in current assets and liabilities:
Accounts receivable, net	(21,661)	(14,190)	(12,464)
Prepaid expenses and other current assets	(1,514)	(256)	124
Other assets	(87)	37	345
Accounts payable	20,835	3,443	4,438
Deferred revenue	1,192	3,214	5,886
Accrued expenses	11,183	13,997	(2,328)
Other long-term liabilities	501	(216)	(1,617)
Net cash provided by (used in) continuing operating activities	23,445	12,150	(7,157)
Cash flows from investing activities:
Purchases of property and equipment	(10,536)	(3,441)	(3,266)
Purchases of available-for-sale short-term marketable investments	(39,914)	(28,234)	(18,534)
Maturities of available-for-sale short-term marketable investments	38,325	29,235	625
Proceeds from sale of Speech Solutions business		—	1,500
Proceeds from earn-out relating to sale of Speech Solutions business		—	1,009
Net cash used in investing activities	(12,125)	(2,440)	(18,666)
Cash flows from financing activities:
Redemption of 5 3/4% Convertible Subordinated Notes	—	(895)	—
Proceeds from sale of common stock in private placement	—	—	31,500
Transaction costs of private placement	—	—	(1,310)
Proceeds from issuance of 8% Secured Convertible Notes due June 2007	—	—	29,000
Prepayment of 11 1/2% 8% Senior Secured Notes due January 2005	—	—	(25,175)
Bank borrowings	—	—	4,600
Repayments of bank borrowings	—	—	(6,900)
Payments of principal on capital lease obligations	(1,597)	(1,206)	(2,167)
Debt conversion premium and transaction costs	—	(1,860)	—
Transaction costs of debt refinancing and exchange of debt	—	—	(1,984)
Repurchases of common stock	(2,267)	(1,865)	—
Proceeds from exercise of warrants	—	2,422	1,462
Proceeds from exercise of common stock options	590	244	455
Net cash (used in) provided by financing activities	(3,274)	(3,160)	29,481
Effect of changes in exchange rates on cash	1	—	—
Net increase (decrease) in cash and cash equivalents	8,047	6,550	3,658
Cash and cash equivalents, beginning of year	27,478	20,928	17,270
Cash and cash equivalents, end of year	$35,525	$27,478	$20,928
Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$337	$2,651	$7,198
Supplemental disclosure of non-cash investing and financing activities:
Conversion of 6 3/4% Convertible Subordinated Notes to common stock	$—	$35,944	$1,341
Conversion of 8/4% Secured Convertible Notes to common stock	$—	$29,000	$—
Face value of 5 3/4% Convertible Subordinated Notes due March 2005 surrendered	$—	$—	$37,285
Face value of 6 3/4% Convertible Subordinated Notes due June 2009 issued	$—	$—	$37,285
Common stock issued as partial payment of investment banking fees	$—	$—	$175
Exercise of warrant issued to bank on net basis	$—	$—	$114
Fair value of warrant issued for investment banking services	$—	$—	$2,808
Equipment acquired under capital lease obligations	$—	$3,151	$1,765
Equipment acquired under operating lease obligations	$—	$—	$577

(1)              See Note 3, “Restatement of Consolidated Financial Statements,” of the Notes to Consolidated Financial Statements.

The accompanying notes are an integral part of these consolidated financial statements.

iBasis, Inc.
Notes to Consolidated Financial Statements

(1)          Business

Business—We are a leading provider of international communications services and a provider of retail prepaid calling services. Our operations consist of our Voice-Over-Internet-Protocol (“VoIP”) trading business (“Trading”), in which we connect buyers and sellers of international telecommunications services, and our retail services business (“Retail”). In the Trading business we receive voice traffic from buyers—originating carriers who are interconnected to our network via VoIP or traditional time division multiplexing (“TDM”) connections, and we route that traffic over the Internet to sellers—local carriers in the destination countries with whom we have established agreements to manage the completion or termination of the call. We use proprietary, patent-pending technology to automate the selection of routes and termination partners based on a variety of performance, quality, and business metrics. We offer this Trading  service on a wholesale basis to carriers, telephony resellers and other service providers worldwide. We have call termination agreements with local service providers in North America, Europe, Asia, the Middle East, Latin America, Africa and Australia. Our Retail business was launched in late 2003, with the introduction of our retail prepaid calling cards which are marketed through distributors primarily to ethnic communities within major metropolitan markets in the U.S. In September 2004, we launched a prepaid calling service, Pingo® , offered directly to consumers through an Internet website on a prepaid basis, which we have included in our Retail business segment. To date, revenues from our Pingo services have not been material.

Proposed Transaction with KPN Telecom B.V., a subsidiary of Royal KPN N.V.—On June 21, 2006, we announced the signing of a definitive agreement to merge the international wholesale voice business of Royal KPN N.V. (“KPN”) into iBasis. Pursuant to the Share Purchase and Sale Agreement, we will acquire KPN’s subsidiary KPN Global Carrier Services and receive $55 million in cash in exchange for newly-issued shares of our common stock representing, on a post-issuance basis, 51% of our issued and outstanding shares of common stock and outstanding in-the-money stock options and warrants, or approximately 40 million shares. As of December 31, 2006, the newly-issued shares to KPN would represent approximately 55% of our issued and outstanding common shares. Our shareholders of record immediately prior to closing will receive a cash dividend of $113 million as soon as practicable following closing. In connection with payment of the dividend, we will adjust the exercise price and number of shares to be issued upon exercise of our outstanding common stock options to preserve their value.

On April 27, 2007, we announced that the Company and KPN had amended the Share Purchase and Sale Agreement to extend the outside date for completion of the transaction to October 31, 2007. Previously, in December 2006, we announced that the Company and KPN had extended the outside date for completion of the transaction from December 31, 2006 to April 30, 2007. The proposed transaction is subject to customary closing conditions and the approval of iBasis shareholders.

Although we will be legally acquiring KPN Global Carrier Services, after the transaction is completed the former sole stockholder of KPN Global Carrier Services (a subsidiary of KPN), will hold a majority of our outstanding common stock. Accordingly, for accounting and financial statement purposes, the transaction will be treated as an acquisition of iBasis by KPN Global Carrier Services under the purchase method of accounting. Under the purchase method of accounting, our assets and liabilities will be, as of the closing date of the transaction, recorded at their fair value and added to the assets and liabilities of KPN Global Carrier Services, including an amount for goodwill representing the difference between the deemed purchase price of iBasis and the fair value of our identifiable net assets.  We have incurred merger related expenses of $3.0 million through December 31, 2006, consisting primarily of investment banking advisory services, legal and accounting fees. Such amounts have been expensed because we are the accounting acquiree.

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

Foreign Currency Translation and Transactions—The functional currency of our foreign subsidiaries is the local currency. For the purposes of presenting the consolidated financial statements, the functional currencies of our foreign subsidiaries have been converted into U.S. dollars for balance sheet accounts using the exchange rate in effect at the balance sheet date, and for revenue and expense accounts using an average exchange rate for the respective periods. The gains or losses resulting from such translations were not material since the majority of our business is carried out by our U.S. operations.   Transactions in foreign currency are recorded at the original rates of exchange in force at the time the transactions are effected. Exchange differences arising on settlement of transactions are recognized in results of operations.

Revenue Recognition—For our Trading services our revenue transactions are derived from the resale of international minutes of calling time. We recognize revenue in the period the service is provided, net of revenue reserves for potential billing disputes, provided the collection of amounts billed is reasonably assured. Disputes can result from disagreements with customers regarding the duration, destination or rates charged for each call. For our Retail services, revenue is deferred upon activation of the cards, or purchase of the calling service, and is recognized as the prepaid calling card balances, or purchased calling services, are reduced based upon minute usage and service charges. Revenue for both our Trading and Retail services is recognized when all of the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the seller’s price to the buyer is fixed or determinable and collectibility is reasonably assured.

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

The following have been excluded from the computation of basic and diluted weighted average common shares for the periods presented:

	Years Ended December 31,
	2006	2005	2004
	(In thousands)
Stock options to purchase common shares	2,404	2,102	2,190
Warrants to purchase common shares, issued in connection with the prepayment of the 11 1/2% Senior Secured Notes	1,459	1,459	1,725
Warrants to purchase common shares, issued in connection with the issuance of the 11 1/2% Senior Secured Notes	422	422	889
Warrants to purchase common shares issued for investment banking services in connection with the private equity placement	573	573	578
Warrants to purchase common shares issued for investment banking advisory services	67	—	—
Common shares to be issued upon conversion of the 6 3/4% Convertible Subordinated Notes	—	—	6,476
Common shares to be issued upon conversion of the 8% Secured Convertible Notes	—	—	5,225
Common shares to be issued upon conversion of the 5 3/4% Convertible Subordinated Notes	—	—	3
Total common shares excluded	4,925	4,556	17,086

Other Comprehensive Income (Loss)—We report comprehensive income (loss) in accordance with Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” (“SFAS 130”). Unrealized gains and losses on our short-term marketable investments and translation adjustments were the only differences between reported net loss and total comprehensive loss. Translation adjustments were not material in 2006, 2005 and 2004.

Cash and Cash Equivalents—We consider highly liquid investments purchased with an original maturity of 90 days or less at the time of purchase to be cash equivalents. Cash equivalents include money market accounts and commercial paper that are readily convertible into cash.

Short-term marketable investments—Our investments at December 31, 2006, are classified as available-for-sale and carried at fair value. These investments consist of securities that are readily convertible into cash, including government securities and commercial paper, with original maturities at the date of acquisition ranging from 90 days to one year.

Short-term marketable investments consist of:

	December 31,
	2006		2005
Description of Security	Fair Value	Unrealized Gain	Fair Value	Unrealized Loss
	(In thousands)
Government securities	$1,986	$—	$5,402	$(7)
Commercial paper and corporate bonds	16,560	2	11,534	(10)
Total	$18,546	$2	$16,936	$(17)

As of December 31, 2006 and 2005, the unrealized gain (loss) on our short-term marketable securities is a component of other comprehensive income (loss).

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

For assets that have been placed in service, we provide for depreciation and amortization using the straight-line method over the estimated useful life of the asset, as follows:

Asset Classification	Estimated Useful Life
Network equipment	3 years
Equipment under capital lease	Lesser of Life of lease or Useful Life
Computer software	3 years
Leasehold improvements	Lesser of Useful Life or Lease Term
Furniture and fixtures	5 years

We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Total depreciation and amortization expense included in the consolidated statements of operations was approximately $7.1 million, $6.5 million, and $10.4 million for the years ended December 31, 2006, 2005 and 2004, respectively.

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

Based on our evaluation during the quarter ended March 31, 2004, we had determined that our investment in this privately-held company has been other than temporarily impaired and, as a result, we recorded a $5.0 million non-cash charge to continuing operations for the year ended December 31, 2004. This charge represented the full carrying value of this investment. Our decision was based on our evaluation of the company’s current cash position and recent operating results, as well as the perceived inability of the company to obtain additional financing at a level, and in a timely manner, to support its continued operations.

Other Assets—Other assets at December 31, 2006 and 2005 consist primarily of deposits for call termination services and leased facilities.

Research and Development Expenses—We charge research and development expenses to operations as incurred.

Concentration of Credit Risk/Significant Customers—Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash investments, short-term marketable investments and accounts receivable. We place our cash investments with a high quality financial institution and limit the amount of credit exposure. We have established certain credit requirements that our customers must meet before sales credit is extended. We monitor the financial condition of our customers to help ensure collections and to minimize losses.

We did not have a customer that accounted for 10% or more of net revenue for the years ended December 31, 2006 and 2005. We had one customer which accounted for 11% of net revenue for the year ended December 31, 2004. We did not have a customer that accounted for 10% or more of accounts receivable at either December 31, 2006 and 2005.

Fair Value of Financial Instruments—Financial instruments consist principally of cash and cash equivalents, short-term marketable investments, accounts receivable, long-term investments in marketable securities, long-term debt and accounts payable. The estimated fair value of these instruments approximates their carrying value.

Stock-based Compensation—Effective January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards 123R, “Share-Based Payment” (“SFAS 123R”), which require us to record compensation expense related to the fair value of our stock-based compensation awards. Prior to January 1, 2006, we accounted for our stock-based compensation in accordance with Accounting Principles Board (“APB”) Opinion 25, “Accounting for Stock Issued to Employees,” and related interpretations.

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

New Accounting Pronouncements

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109” (FIN 48). FIN 48 prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. In particular, the Interpretation requires that a tax benefit related to a given tax position be reflected in the financial statements only if it is more likely than not that it would be sustained on its technical merits in the event of a tax audit. FIN 48 will become effective for us on January 1, 2007. The adoption of FIN 48 will not have a material effect on our financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (“ SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements but may change current practice for some entities. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those years. We do not believe that the adoption of SAB 157 will have a material effect on our financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159), which provides entities with the option to measure certain financial instruments and other items at fair value, whereas those items are not currently required to be measured at fair value. SFAS 159 will be effective for us on January 1, 2008. We are currently evaluating the impact the adoption of  SFAS 159 will have on our financial position, results of operations or cash flows.

In September 2006, the Staff of the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of determining whether the current year’s financial statements are materially misstated. SAB 108 was effective for fiscal years ended December 31, 2006. The adoption of SAB 108 did not have any material effect on our financial position, results of operations or cash flows.

(3)          Restatement of Consolidated Financial Statements

During the quarter ended September 30, 2006, subsequent to the issuance of the unaudited condensed consolidated financial statements for the three months ended June 30, 2006, our Board of Directors formed a Special Committee of independent directors to commence a voluntary investigation of our historical stock option grants and practices. Based upon the Special Committee’s review, the Audit Committee and our management determined that certain option grants during the periods from 1999 through 2006 were accounted for improperly, and, as such, stock-based compensation associated with certain grants was misstated for the years ended 2000 through 2005 and for each of the quarters in the six months ended June 30, 2006. The Special Committee identified errors and concluded that the measurement dates for determining the accounting treatment of certain historical stock option grants differed from the measurement dates used by us in preparing our financial statements. In certain instances, the approval date of an option grant could not be determined with certainty. In addition, the terms of an option grant, including exercise price and number of shares, may not have been final on the date of approval. In those instances, we used other relevant available evidence to determine the measurement date of an option grant, based on the date by which option terms were final and approval of the option grant had most likely been obtained. The Special Committee also found that in a number of instances the date and exercise price of option grants had been determined with hindsight to provide a more favorable price for such grants.

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

3)              If there was no evidence that grants were approved through the process of signing UWCs, or there was no evidence as to the date of the signatures on the UWCs by Compensation Committee members, we considered email evidence to support the approval date.

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

4)              If there was a Form 3 or Form 4 filing associated with the option grant, we used the following criteria to determine the measurement date of the grant:

a)                If an officer or director required to file reports under Section 16 of the Securities Exchange Act of 1934, as amended, filed a Form 3 or Form 4, we determined the measurement date to be the date that the Form 3 or Form 4 was filed;

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

5)              If we did not have any corroborating evidence to indicate the date the stock option grant had been approved by all of the members of our Compensation Committee, and the filing of a Form 3 or Form 4 was not applicable, we looked for evidence that indicated the date on which the UWC was sent for signature, via email or fax, from us to the Compensation Committee members. If this evidence existed, we analyzed the number of days it took for Compensation Committee members to return the signed UWCs. A range of response time was determined by individual Compensation Committee member and used to develop a response time range for the

Compensation Committee, as a group, during specific periods, as the composition of theCompensation Committee members changed over time. Based on this analysis, four different ranges were determined. The range of response times from Compensation Committee members varied from a minimum of 1 to 2 days, for which there was one instance, to a maximum of 0 to 91 days, for which there were two instances. Based on the range of response time, we determined the measurement date to be the last day of the response time period, provided the option terms were final on this date, as this is the date we have determined is the date by which approval is most likely to have been obtained.

6)              In instances where there was no evidence of the approval of the grant and/or finality of the option recipients and grant terms, we determined the measurement date based on the last date of entry for these stock options into our stock option tracking system,. This date was deemed to be the most likely approval date as our policy and historical practice was to enter stock option grants into our stock option tracking system only after we believed that the option grants had been approved.

As a result of the errors in determining measurement dates, we have also recorded payroll withholding tax related adjustments for certain options previously classified as Incentive Stock Option (ISO) grants under Internal Revenue Service Code. Such options were determined to have been granted with an exercise price below the fair market value of our common stock on the grant date determined. As a result, such options do not qualify for ISO tax treatment. The disqualification of ISO classification and the resulting conversion to a non-qualified option results in additional withholding taxes on exercise of such options. Accordingly, we have recorded estimated payroll withholding tax charges of $122,000 and $110,000 for the years ended December 31, 2005 and 2004, respectively, in connection with the disqualification of such ISO tax treatment.

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

The stock-based compensation charges, including the aforementioned payroll withholding tax related adjustments, increase our net loss by $459,000 and $613,000 for the years ended December 31, 2005 and 2004 and resulted in additional charges totaling $9,146,000 for the periods prior to 2004, which is reflected in the January 1, 2004 beginning accumulated deficit.

The restatement of prior year financial statements also includes adjustments for other errors that were not previously recorded because we believed the amount of any such errors, both individually and in the aggregate, were not material to our historical consolidated financial statements. Such errors related to the recording of deferred income, classification of reserves for customer disputes, adjustments to accruals, and fixed asset depreciation.

As a result of the above, we have restated our financial statements as of December 31, 2005 and for the years ended December 31, 2005 and 2004.  The restatement also affected years prior to 2004.

The following table reconciles previously reported to as restated net loss for the years ended December 31, 2005 and 2004 and accumulated deficit as of January 1, 2004:

	Net loss for Years Ended December 31,
	2005	2004	Accumulated Deficit as of January 1, 2004
	(In thousands)
As previously reported	$(1,676)	$(17,536)	$(412,206)
(Increase) decrease to net loss and accumulated deficit:
Stock-based compensation expense	(337)	(503)	(9,132)
Payroll withholding taxes	(122)	(110)	(14)
Other adjustments	97	(175)	(330)
Total	(362)	(788)	(9,476)
As restated	$(2,038)	$(18,324)	$(421,682)

The following table summarizes the above adjustments to accumulated deficit as of January 1, 2004 by fiscal year:

Year Ended December 31,	Stock-based Compensation Expense	Payroll Withholding Taxes	Other Adjustments	Total Adjustments
	(In thousands)
2000	$1,658	$3	$78	$1,739
2001	2,885	—	98	2,983
2002	3,778	—	(420)	3,358
2003	811	11	574	1,396
Totals per above	$9,132	$14	$330	$9,476

The following table sets forth the effect of the restatement on our previously reported stock-based compensation expense for the years ended December 31, 2000, 2001, 2002 and 2003:

	Stock-based Compensation(1)
Year Ended December 31,	(as previously reported)	Adjustment	(as restated)
	(In thousands)
2000	$1,061	$1,658	$2,719
2001	1,368	2,885	4,253
2002	967	3,778	4,745
2003	86	811	897
Totals per above	$3,482	$9,132	$12,614

(1)          Represents employee stock-based compensation as determined under APB 25 and used in disclosures pursuant to SFAS No. 123.

The following tables set forth the effects of the restatement of our consolidated statements of operations and cash flows for each of the years ended December 31, 2005 and 2004 and consolidated balance sheet as of December 31, 2005.

	Year Ended December 31, 2005
	(as previously reported)	Stock-based compensation and related payroll tax adjustments	Other Adjustments	(as restated)
	(In thousands, except per share amounts)
Consolidated Statements of Operations Data:
Net revenue	$385,485	$—	$—	$385,485
Costs and operating expenses:
Data communications and telecommunications (excluding depreciation and amortization)	336,152			336,152
Research and development	12,435	105	28	12,568
Selling and marketing	11,618	94		11,712
General and administrative	15,203	260	80	15,543
Depreciation and amortization	6,712		(205)	6,507
Restructuring costs	218			218
Total costs and operating expenses	382,338	459	(97)	382,700
Income (loss) from operations	3,147	(459)	97	2,785
Interest income	1,109			1,109
Interest expense	(2,601)			(2,601)
Other expense, net	(324)			(324)
Foreign exchange (loss) gain	(939)			(939)
Debt conversion premium and transaction costs	(1,975)			(1,975)
Loss before taxes	(1,583)	(459)	97	(1,945)
Foreign income tax expense	(93)			(93)
Net loss	$(1,676)	$(459)	$97	$(2,038)
Basic and diluted net loss per share:
Basic	$(0.06)	$(0.02)	$0.00	$(0.08)
Diluted	$(0.06)	$(0.02)	$0.00	$(0.08)
Basic and diluted weighted average common shares outstanding	26,745			26,745

	Year Ended December 31, 2004
	(as previously reported)	Stock-based compensation and related payroll tax adjustments	Other Adjustments	(as restated)
	(In thousands, except per share amounts)
Consolidated Statements of Operations Data:
Net revenue	$263,678	$—	$—	$263,678
Costs and operating expenses:
Data communications and telecommunications (excluding depreciation and amortization)	225,169			225,169
Research and development	13,803	176	34	14,013
Selling and marketing	9,205	146		9,351
General and administrative	12,822	291	49	13,162
Depreciation and amortization	10,345		92	10,437
Restructuring costs	165			165
Total costs and operating expenses	271,509	613	175	272,297
Loss from operations	(7,831)	(613)	(175)	(8,619)
Interest income	218			218
Interest expense	(4,249)			(4,249)
Other expense, net	(184)			(184)
Loss on long-term non-marketable security	(5,000)			(5,000)
Foreign exchange (loss) gain	339			339
Debt refinancing charges:
Transaction costs	(2,159)			(2,159)
Additional interest expense, net	(481)			(481)
Loss before taxes from continuing operations	(19,347)	(613)	(175)	(20,135)
Foreign income tax expense	(50)			(50)
Loss from continuing operations	(19,397)	(613)	(175)	(20,185)
Income from discontinued operations	1,861			1,861
Net loss	$(17,536)	$(613)	$(175)	$(18,324)
Basic and diluted net loss per share:
Loss from continuing operations	$(1.15)	$(0.04)	$(0.01)	$(1.20)
Income from discontinued operations	0.11			0.11
Basic and diluted net loss per share	$(1.04)	$(0.04)	$(0.01)	$(1.09)
Basic and diluted weighted average common shares outstanding	16,838			16,838

	As of December 31, 2005
	(as previously reported)	Stock-based compensation and related payroll tax adjustments	Other Adjustments	(as restated)
	(In thousands, except per share amounts)
Consolidated Balance Sheet
Assets
Cash and cash equivalents	$27,478	$—	$—	$27,478
Short-term marketable investments	16,936			16,936
Accounts receivable, net of allowance for doubtful accounts of $2,507	47,641		(320)	47,321
Prepaid expenses and other current assets	2,676			2,676
Total current assets	94,731		(320)	94,411
Property and equipment, at cost:
Network equipment	53,434			53,434
Equipment under capital lease	4,917			4,917
Computer software	10,353			10,353
Leasehold improvements	6,697			6,697
Furniture and fixtures	1,049			1,049
	76,450			76,450
Less: Accumulated depreciation and amortization	(64,696)		(337)	(65,033)
Property and equipment, net	11,754		(337)	11,417
Other assets	323			323
Total assets	$106,808	$—	$(657)	$106,151
Liabilities and Stockholders’ Equity
Accounts payable	$27,796	$—	$—	$27,796
Accrued expenses	24,479	246	(20)	24,705
Deferred revenue	9,517			9,517
Current portion of long-term debt	1,598			1,598
Total current liabilities	63,390	246	(20)	63,616
Long term debt, net of current portion	2,216			2,216
Other long term liabilities	916			916
Commitments and contingencies (Note 12)	—			—
Stockholders’ equity:
Common stock, $0.001 par value, authorized—170,000 shares; issued—34,112 shares	34			34
Treasury stock; 691 shares, at cost	(2,091)			(2,091)
Additional paid-in capital	473,778	10,222	(229)	483,771
Deferred compensation	—	(250)		(250)
Accumulated other comprehensive (loss)	(17)			(17)
Accumulated deficit	(431,418)	(10,218)	(408)	(442,044)
Total stockholders’ equity	40,286	(246)	(637)	39,403
Total liabilities and stockholders’ equity	$106,808	$—	$(657)	$106,151

	Year Ended December 31, 2005
	(as previously reported)	Stock-based compensation and related payroll withholding tax adjustments	Other Adjustments	(as restated)
	(In thousands)
Statement of Cash Flows
Cash flows from operating activities:
Net loss	$(1,676)	$(459)	$97	$(2,038)
Adjustments to reconcile loss from continuing operations to net cash used in operating activities:
Restructuring costs	218			218
Depreciation and amortization	6,712		(205)	6,507
Amortization of deferred debt financing costs	177			177
Amortization of discount on short-term marketable securities	(45)			(45)
Non-cash debt conversion premium	115			115
Stock-based compensation	—	337		337
Allowance for doubtful accounts	850			850
Changes in current assets and liabilities:
Accounts receivable, net	(14,358)		168	(14,190)
Prepaid expenses and other current assets	(256)			(256)
Other assets	37			37
Accounts payable	3,443			3,443
Deferred revenue	3,214			3,214
Accrued expenses	13,935	122	(60)	13,997
Other long-term liabilities	(216)			(216)
Net cash provided by (used in) continuing operating activities	12,150	—	—	12,150
Cash flows from investing activities:
Purchases of property and equipment	(3,441)			(3,441)
Purchases of available-for-sale short-term marketable investments	(28,234)			(28,234)
Maturities of available-for-sale short-term marketable investments	29,235			29,235
Net cash used in investing activities	(2,440)			(2,440)
Cash flows from financing activities:
Redemption of 5¾% Convertible Subordinated Notes	(895)			(895)
Payments of principal on capital lease obligations	(1,206)			(1,206)
Debt conversion premium and transaction costs	(1,860)			(1,860)
Repurchases of common stock	(1,865)			(1,865)
Proceeds from exercise of warrants	2,422			2,422
Proceeds from exercise of common stock options	244			244
Net cash (used in) provided by financing activities	(3,160)			(3,160)
Net increase (decrease) in cash and cash equivalents	6,550	—	—	6,550
Cash and cash equivalents, beginning of year	20,928			20,928
Cash and cash equivalents, end of year	$27,478	$—	$—	$27,478

	Year Ended December 31, 2004
	(as previously reported)	Stock-based compensation and related payroll withholding tax adjustments	Other Adjustments	(as restated)
	(In thousands)
Statement of Cash Flows
Cash flows from operating activities:
Net loss	$(17,536)	$(613)	$(175)	$(18,324)
Income from discontinued operations	(1,861)			(1,861)
Loss from continuing operations	(19,397)	(613)	(175)	(20,185)
Adjustments to reconcile loss from continuing operations to net cash used in operating activities:
Restructuring costs	165			165
Depreciation and amortization	10,345		92	10,437
Amortization of deferred debt financing costs	149			149
Stock-based compensation	—	503		503
Loss on long-term non-marketable security	5,000			5,000
Fair value of warrant issued in debt refinancing	2,140			2,140
Allowance for doubtful accounts	250			250
Changes in current assets and liabilities:
Accounts receivable, net	(12,616)		152	(12,464)
Prepaid expenses and other current assets	124			124
Other assets	345			345
Accounts payable	4,438			4,438
Deferred revenue	5,886			5,886
Accrued expenses	(2,369)	110	(69)	(2,328)
Other long-term liabilities	(1,617)			(1,617)
Net cash provided by (used in) continuing operating activities	(7,157)	—	—	(7,157)
Cash flows from investing activities:
Purchases of property and equipment	(3,266)			(3,266)
Purchases of available-for-sale short-term marketable investments	(18,534)			(18,534)
Maturities of available-for-sale short-term marketable investments	625			625
Proceeds from sale of Speech Solutions business	1,500			1,500
Proceeds from earn-out relating to sale of Speech Solutions business	1,009			1,009
Net cash used in investing activities	(18,666)			(18,666)
Cash flows from financing activities:
Proceeds from sale of common stock in private placement	31,500			31,500
Transaction costs of private placement	(1,310)			(1,310)
Proceeds from issuance of 8% Secured Convertible Notes due June 2007	29,000			29,000
Prepayment of 11 1/2% 8% Senior Secured Notes due January 2005	(25,175)			(25,175)
Bank borrowings	4,600			4,600
Repayments of bank borrowings	(6,900)			(6,900)
Payments of principal on capital lease obligations	(2,167)			(2,167)
Transaction costs of debt refinancing and exchange of debt	(1,984)			(1,984)
Proceeds from exercise of warrants	1,462			1,462
Proceeds from exercise of common stock options	455			455
Net cash (used in) provided by financing activities	29,481			29,481
Net increase (decrease) in cash and cash equivalents	3,658	—	—	3,658
Cash and cash equivalents, beginning of year	17,270			17,270
Cash and cash equivalents, end of year	$20,928	$—	$—	$20,928

Certain other Notes to these Consolidated Financial Statements were impacted by these corrections. Refer to Notes 2, 4, 5, 7,  10 and 15.

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

Effective January 1, 2006, we adopted the provisions of SFAS 123R, which require us to record compensation expense related to the fair value of our stock-based compensation awards. For periods prior to January 1, 2006, we accounted for our stock-based compensation in accordance with Accounting Principles Board (“APB”) Opinion 25, “Accounting for Stock Issued to Employees,” and related interpretations.

We elected to use the modified prospective transition method as permitted under SFAS 123R and, therefore, have not restated our financial results for the prior periods to reflect the fair value of stock-based compensation awards in such periods.   Under this transition method, stock-based compensation expense for the year ended December 31, 2006 includes compensation expense for all stock option awards granted prior to, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123. Stock-based compensation expense for all stock option awards granted subsequent to December 31, 2005 was based on the grant date fair value estimated in accordance with SFAS 123R. We recognize compensation expense for stock option awards granted on a straight-line basis over the requisite service period of the award.

The following table presents the stock-based compensation expense included in our consolidated statement of operations.

	Year Ended December 31,
	2006	2005	2004
	(In thousands)
Stock-based compensation:
Research and development expenses	$456	$105	$176
Selling and marketing expenses	383	94	146
General and administrative expenses	828	138	181
Total stock-based compensation	1,667	337	503
Provision for income taxes	—	—	—
Net stock-based compensation expense	$1,667	$337	$503

The adoption of SFAS 123R increased our basic and diluted net loss per share for year ended December 31, 2006 by $0.05.

No income tax benefit was realized from stock option exercises during the years ended December 31, 2006, 2005, and 2004.

The fair value of our stock option awards was estimated using the Black-Scholes model with the following weighted-average assumptions:

	Year Ended December 31,
	2006	2005	2004
Risk-free interest rate	4.66%	4.00%	3.35%
Dividend yield	0.0%	0.0%	0.0%
Expected life	6.25 years	5 years	5 years
Expected volatility	114%	121%	136%
Weighted average remaining contractual life	6.95 years	7.26 years	8.17 years
Weighted average fair value of options granted	$5.62	$5.47	$5.55

The risk-free interest rate was based on the U.S. Treasury yield curve in effect at the time of grant. The expected dividend yield of zero is based on the fact that we have never paid cash dividends and we have no current intention to pay cash dividends, other than the special dividend that would be paid in connection with the consummation of the KPN transaction. Our estimate of the expected life was determined using the simplified method allowed under Staff Accounting Bulletin No. 107 as our stock options qualify as “plain vanilla” options. Our estimate of expected volatility is based on the historical volatility of our common stock over the period which approximates the expected life of the options.

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

	Year Ended December 31,
	2005	2004
	(In thousands, except per share amounts)
Net loss:
As reported	$(2,038)	$(18,324)
Add: Stock-based employee compensation expense included in reported net loss	337	503
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(1,859)	(3,041)
Pro forma	$(3,560)	$(20,862)
Basic and diluted net loss per share:
As reported	$(0.08)	$(1.09)
Pro forma	$(0.13)	$(1.24)

Stock Option Activity

The following table presents the activity for the 1997 Plan for the years ended December 31, 2006, 2005 and 2004:

	Shares	Weighted Average Exercise Price
	(In thousands)
Outstanding at January 1, 2004	2,111	$4.05
Granted	442	5.61
Exercised	(169)	2.70
Cancelled	(194)	3.69
Outstanding at December 31, 2004	2,190	4.53
Granted	99	6.81
Exercised	(79)	3.09
Cancelled	(108)	6.06
Outstanding at December 31, 2005	2,102	4.62
Granted	641	6.60
Exercised	(173)	3.41
Cancelled	(166)	5.29
Outstanding at December 31, 2006	2,404	$5.18
Exercisable at December 31, 2006	1,648	$4.87
Expected to vest at December 31, 2006	756	$5.86
Available for future grants at December 31, 2006	1,312

The following table presents weighted average price and contract life information about significant option groups outstanding and exercisable as of December 31, 2006:

		Outstanding
		Weighted
		Average		Exercisable
Range of Exercise Prices	Outstanding Options	Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Options Outstanding	Weighted Average Exercise Price
	(In thousands)			(in thousands)
$0.75–$2.07	64	5.15	$1.69	64	$1.69
2.16	226	4.87	2.16	226	2.16
2.64–3.30	611	6.20	2.70	495	2.72
3.51–5.64	659	6.99	4.43	526	4.18
5.73–6.54	512	8.94	6.47	132	6.43
6.72–9.30	233	8.58	7.48	106	7.57
11.13–15.00	68	3.04	13.82	68	13.82
33.00–40.50	15	3.38	40.33	15	40.33
$44.43–86.25	16	3.42	45.88	16	45.88
	2,404	6.95	$5.18	1,648	$4.87

The aggregate intrinsic value of exercisable options outstanding as of December 31, 2006 was $7.4 million, which represents the amount option holders would have received had they exercised their options as of that date. The aggregate intrinsic value of options expected to vest as of December 31, 2006 was $2.0 million, which represents the amount option holders would have received had they exercised their options as of that date. The intrinsic value is the difference between our closing stock price on the last trading day of the year ended December 31, 2006 and the stock option exercise price, times the number of stock option shares. The intrinsic value of options exercised during the year ended December 31, 2006 was $0.7 million. The fair value of options vested during the year ended December 31, 2006 was $1.8 million.

The following table presents the non-vested shares for the 1997 Plan for the year ended December 31, 2006:

Non-vested Stock Options	Shares	Weighted-Average Grant-Date Fair Value
	(in thousands)
Non-vested at December 31, 2005	674	$4.49
Granted	641	5.62
Vested	(402)	4.59
Forfeited	(157)	4.76
Non-vested at December 31, 2006	756	5.34

As of December 31, 2006, unrecognized compensation expense related to the unvested portion of our stock options was $2.7 million and is expected to be recognized over a weighted-average period of approximately 2.2 years.

(5)          Business Segment and Geographic Information

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

Our Retail business consists of our retail prepaid calling cards, and Pingo, a prepaid calling service sold to consumers through an eCommerce interface. To date, we have marketed our retail prepaid calling card services primarily to ethnic communities within major domestic markets through distributors.  Launched in the third quarter of 2004, Pingo revenues were not material in the years ended December 31, 2006, 2005 or 2004.

Our executive management team uses net revenue and gross profit, which is net revenue less data communications and telecommunications costs, as the basis for measuring profit or loss by segment and making decisions on our Trading and Retail businesses. We do not allocate our research and development expenses, selling and marketing expenses, general and administrative expenses and depreciation and amortization between Trading and Retail.

Operating results for our two business segments are as follows:

	Year ended December 31, 2006
	Trading	Retail	Total
	(In thousands)
Net revenue	$416,627	$94,456	$511,083
Data communications and telecommunication costs (excluding depreciation and amortization)	366,985	80,712	447,697
Gross profit	49,642	13,744	63,386
Research and development expenses			13,498
Selling and marketing expenses			16,347
General and administrative expenses			25,062
Depreciation and amortization			7,055
Write-off of leasehold improvements			1,047
Restructuring costs			1,272
Merger related expenses			2,996
Loss from operations			(3,891)

	Year ended December 31, 2005
	Trading	Retail	Total
	(In thousands)
Net revenue	$312,594	$72,891	$385,485
Data communications and telecommunication costs (excluding depreciation and amortization)	275,378	60,774	336,152
Gross profit	$37,216	$12,117	49,333
Research and development expenses			12,568
Selling and marketing expenses			11,712
General and administrative expenses and restructuring costs			15,761
Depreciation and amortization			6,507
Income from operations			$2,785

	Year ended December 31, 2004
	Trading	Retail	Total
	(In thousands)
Net revenue	$225,324	$38,354	$263,678
Data communications and telecommunication costs (excluding depreciation and amortization)	192,541	32,628	225,169
Gross profit	$32,783	$5,726	38,509
Research and development expenses			14,013
Selling and marketing expenses			9,351
General and administrative expenses and restructuring costs			13,327
Depreciation and amortization			10,437
Loss from operations			$(8,619)

Assets relating to our Trading and Retail business consist of accounts receivable, net of allowance for doubtful accounts. We do not allocate cash and cash equivalents, short-term marketable investments, prepaid expenses and other current assets, property and equipment, net or other assets between Trading and Retail.

	Year ended December 31, 2006
	Trading	Retail	Total
	(In thousands)
Segment assets	$57,832	$7,303	$65,135
Non-segment assets			72,529
Total assets			$137,664

	Year ended December 31, 2005
	Trading	Retail	Total
	(In thousands)
Segment assets	$38,254	$9,067	$47,321
Non-segment assets			58,830
Total assets			$106,151

Geographic Information—The following table represents percentage of total revenue derived from each geographic region:

	Year Ended December 31,
	2006	2005	2004
North America	56%	54%	58%
Europe, Middle East and Africa	33	33	29
Asia Pacific	7	11	11
Other	4	2	2
	100%	100%	100%

We did not have any single customer account for 10% of net revenue for the years ended December 31, 2006 and 2005. We had one customer account for 11% of net revenue for the year ended December 31, 2004. We did not have a customer that accounted for 10% of accounts receivable at December 31, 2006 and 2005.

The net book value of long-lived tangible assets by geographic area was as follows:

Geographic Location	2006	2005
	(In thousands)
North America	$13,803	$11,378
Europe	—	26
Asia	55	13
	$13,858	$11,417

(6)          Discontinued Operations

Income  from discontinued operations.   In 2002 we completed the sale of substantially all the assets of our Speech Solutions Business for $18.5 million in cash ($1.5 million of this amount was held in escrow until March 2004). Losses from discontinued operations in 2002 and prior years had been recorded under the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets.” In the third quarter of 2004, we recognized income from discontinued operations of $1.9 million resulting from the expiration of certain contingent obligations.

(7)          Accrued Expenses

Accrued expenses at December 31, consist of the following:

	2006	2005
	(In thousands)
Termination fees and circuit costs	$29,946	$20,824
Payroll and related costs	1,019	665
Professional services	1,272	513
Restructuring costs (current portion)	777	475
Customer deposits	329	235
Accrued other	3,959	1,993
Total accrued expenses	$37,302	$24,705

(8)          Restructuring Costs

In October 2006, we negotiated the early termination of leased space for one of our locations in New York City which we no longer needed. We had begun the process of negotiation with our landlord during Q3 of 2006 and finalized an agreement to terminate the lease on this space subsequent to the end of Q3 of 2006.  As a result of our plan in Q3 of 2006 to terminate this lease, we took a non-cash charge of $1.0 million for the write-off of the carrying value of leasehold improvements relating to this location in 2006. Under the lease termination agreement, we will have future monthly payment obligations totaling $1.1 million through February 2011, the original lease termination date. In Q4 of 2006, we recorded a charge of $0.9 million relating to our future payment obligation of $1.1 million, net of a $0.2 million reversal in a deferred rent liability arising from the difference between cumulative rental payments made under the lease agreement and rental expense recorded in our financial statements on a straight-line basis.

During 2002, we announced restructuring plans to better align our organization with our corporate strategy and recorded a charge to our Statements of Operations in that year in accordance with the criteria set forth in EITF 94-3 and SEC Staff Accounting Bulletin 100. The restructuring included the write-off of property and equipment, contractual obligations relating to certain vacant leased facilities and a reduction in our workforce resulting in employee severance costs. In the years ended December 31, 2006, 2005 and 2004, we took an additional charge of $387,000, $218,000 and $165,000, respectively, as a result of a change in estimates relating to our future sublease assumptions relating to this restructuring program.

At December 31, 2006, accrued restructuring costs of $2.2 million consisted of costs accrued for leased facility obligations, net of certain future sublease assumptions, and future payment obligations for the early terminatin of the facility.

A summary of accrued restructuring costs is as follows:

	Future Payment Obligation on Lease Termination	Contractual Obligations Relating to Vacant Facilities	Employee Severance Costs	Total
Original charge		$2,794	$750	$3,544
Change in estimates	—	165		165
Cash payments	—	(1,268)	(750)	(2,018)
Balance, December 31, 2004	—	1,691	—	1,691
Change in estimates	—	218	—	218
Cash payments, net of sublease income	—	(518)	—	(518)
Balance, December 31, 2005	—	1,391	—	1,391
Original charge	1,102			1,102
Change in estimates	—	387	—	387
Cash payments	(75)	(611)		(686)
Balance, December 31, 2006	$1,027	$1,167	$—	$2,194

At December 31, 2006 and 2005, the current portion of accrued restructuring costs were $777,000 and $475,000 and the long-term portion of accrued restructuring costs were $1,417,000 and $916,000, respectively.

(9) Deferred Revenue

A summary of our deferred revenue activity is as follows:

(In thousands)
Balance at January 1, 2005	$6,303
Revenue deferred	76,105
Revenue recognized	(72,891)
Balance at December 31, 2005	$9,517
Revenue deferred	95,648
Revenue recognized	(94,456)
Balance at December 31, 2006	$10,709

Deferred revenue consists of billings to our distributors for prepaid calling cards and purchases of our Pingo prepaid calling services, for which revenue is recognized when minute usage and service charges occur.

(10)   Income Taxes

The provision for income taxes consisted of the following:

	Year Ended December 31,
	2006	2005	2004
	(In thousands)
Current (before application of net operating loss carry-forwards):
Federal	$1,107	$—	$—
State	137	—	—
Foreign	37	93	50
Benefit from net operating loss carry-forwards:
Federal	(1,107)	—	—
State	(137)	—	—
	37	93	50
Deferred:
Federal	(1,551)	(681)	(7,047)
State	(222)	(97)	(1,007)
Foreign	—	—	—
Valuation allowance increase	1,773	778	8,054
	—	—	—
Provision for income taxes	$37	$93	$50

A summary of the income tax effects of temporary differences and carryforwards are as follows:

	December 31,
	2006	2005
	(in thousands)
Net operating losses and tax credit carryforwards	$125,066	$126,297
Accruals	1,433	595
Stock compensation	1,520	1,103
Accounts receivable	1,521	1,003
Capital loss carry-forward	2,000	2,000
Total deferred tax assets	131,540	130,998
Valuation allowance	(131,540)	(130,998)
Net deferred tax assets	$—	$—

A reconciliation between statutory federal income tax rate and our effective tax rate for the years ended December 31, is as follow:

	Year Ended December 31,
	2006	2005	2004
	(In thousands)
Statutory federal income tax (benefit)	$(755)	$(681)	$(7,047)
State taxes, net of federal benefit	(133)	(97)	(1,007)
Permanent differences and other	346	—	—
Net change in valuation allowance	542	778	8,054
Foreign income taxes	37	93	50
	$37	$93	$50

As of December 31, 2006, we had net operating loss carryforwards of approximately $315 million, and tax credit carryforwards of approximately $0.9 million, available to reduce future federal and state income taxes, if any. If not utilized, these carryforwards expire between 2020 and 2025. If substantial changes in our ownership should occur, as defined by Section 382 of the Internal Revenue Code (the “Code”), there could be annual limitations on the amount of carryforwards which can be realized in future periods. The Company has completed multiple convertible debt and equity financings and an acquisition since its inception and an ownership change, as defined under the Code, may have occurred. In addition, upon completion of the proposed transaction with KPN, there will be an ownership change which will result in annual limitations on the amount of our operating loss carry-forwards available to us to offset potential taxable income in future periods.

Certain tax benefits related to the exercise of stock options, which were not material, were included, in our net operating loss carry-forwards as of December 31, 2006. We recognize the tax benefit from such exercises after utilization of net operating losses from operations to reduce income taxes payable. To date, no such amounts have been recognized.

We have recorded a 100% valuation allowance against the net deferred tax asset as of December 31, 2006 and 2005, as we have determined that it is more likely than not that such assets will not be realized.

(11)   Long-Term Debt

Long-term debt consists of the following as of December 31:

	2006	2005
	(In thousands)
Capital lease obligations	$2,217	$3,814
Less: Current portion	1,462	1,598
Long-term portion	$755	$2,216

(a) Capital Lease Obligations

Scheduled maturities of capital lease obligations as of December 31, 2006 are as follows:

Year	(in thousands)
2007	$1,583
2008	780
Total future minimum payments	2,363
Less: Amounts representing interest	146
Present value of minimum repayments	2,217
Less: Current portion	1,462
Long-term portion	$755

During 2005 and 2004, we entered into capital lease agreements to finance $3.2 million and $1.8 million in equipment purchases for The iBasis Network, respectively. The capital lease agreements primarily have a term of three years.

(b) Bank Line of Credit

In May 2007, we amended certain financial covenants and extended the maturity date of our revolving line of credit with our bank from May 31, 2007 until July 30, 2007. Our $15.0 million revolving line of credit bears interest at the bank’s prime rate plus 1/2% and is collateralized by substantially all of our assets. Borrowings under the line may also be used for letters of credit and foreign exchange contracts. The revolving line of credit requires us to comply with various non-financial and financial covenants, including minimum profitability and liquidity and requires us to maintain a minimum cash balance of $15.0 million with the bank, or be subject to certain additional fees. As of December 31, 2006, we were not in compliance with certain financial covenants and we have received waivers of non-compliance of these covenants from our bank for Q3 and Q4 of 2006. We were also not in compliance with certain financial covenants as of March 31, 2007 and we have received a waiver of non-compliance from our bank for Q1 of 2007. At December 31, 2006 and 2005, we had no borrowings under this agreement At December 31, 2006 and 2005, we had $2.7 million and $2.4 million in letters of credit outstanding, respectively.

(c) Convertible Notes

From mid-August 2005 through early September 2005, all of our remaining $32.6 million of 6¾% Convertible Subordinated Notes due June 2009 were converted to shares of our common stock at the stated conversion price of $5.55 per share. In mid-August 2005, we announced our intention to redeem all of these outstanding notes for cash at the face value of the notes, plus accrued interest, with a planned redemption date of September 6, 2005. Prior to the redemption date, all of the holders elected to convert their notes to common stock at the stated conversion price of $5.55 per share. We were not required to pay any accrued interest upon conversion of these notes.

In July 2005, we negotiated the early conversion of the remaining $19.9 million of our 8% Secured Convertible Notes due June 2007 into 3.6 million shares of common stock at the stated conversion price of $5.55 per share. We paid a total premium of $1.2 million in cash to the noteholders to encourage the early conversion of these notes. In addition, transactions costs associated with this early conversion were $0.1 million and consisted primarily of investment banking fees.

In June 2005, we negotiated (i) the early conversion of $9.1 million of our 8% Secured Convertible Notes due June 2007 into 1.6 million shares of common stock at the stated conversion price of $5.55 per common share and (ii) the early conversion of $2.0 million of our 6¾% Convertible Subordinated Notes due June 2009 into 0.4 million shares of common stock at the stated conversion price of $5.55 per common share. We paid a total of $0.7 million in premiums to the noteholders to encourage the early conversion of these notes, of which $0.6 million was paid in cash and the remaining amount was paid in the form of 14,579 shares of the Company’s common stock that had a fair value of $0.1 million. In addition, $1.2 million of our 6¾% Convertible Subordinated Notes due June 2009 voluntarily converted into 0.2 million shares of common stock at the conversion price of $5.55 per share. In total, $12.3 million of notes were converted into 2.2 million shares of common stock.

In the first quarter of 2005, holders of $0.2 million of 6¾% Convertible Subordinated Notes due June 2009 voluntarily converted their notes into 0.1 million shares of common stock at the conversion price of $5.55 per share. In March 2005, we redeemed the remaining $0.9 million of our outstanding 5¾% Convertible Subordinated Notes for cash on the maturity date of these notes.

In June 2004, we completed a refinancing of our outstanding debt obligations. As part of the refinancing, we completed an exchange offer, pursuant to which $37.3 million of our 5¾% Convertible Subordinated Notes due March 2005, representing approximately 98% of the total amount outstanding, were tendered for the same principal amount of new 6¾% Convertible Subordinated Notes due June 2009. Approximately $0.9 million of the 5¾% Convertible Subordinated Notes due March 2005 remained outstanding after the exchange offer. Simultaneously with the exchange offer, we prepaid all $25.2 million of our 11½% Senior Secured Notes due January 2005 for cash equal to the principal amount plus accrued but unpaid interest and the issuance of warrants exercisable for an aggregate of 1.7 million shares of our common stock at $5.55 per share, which had a fair value of $2.1 million. We issued $29.0 million of new 8% Secured Convertible Notes due June 2007, of which $25.2 million was used to prepay the 11½% Senior Secured Notes due January 2005. The 6¾%Convertible Subordinated Notes due June 2009 and the 8% Secured Convertible Notes due June 2007 were convertible into shares of common stock at $5.55 per share. During the second half of 2004, holders of $1.3 million of 6¾% Convertible Subordinated Notes due June 2009 voluntarily converted their notes into 0.2 million shares of common stock at the conversion price of $5.55 per share.

(12)   Commitments and Contingencies

Operating Leases   We lease our administrative and operating facilities and certain equipment under non-cancelable operating leases, which expire at various dates through 2011. The future approximate minimum lease payments under such operating leases consist of the following:

Year	(in thousands)
2007	$2,442
2008	1,894
2009	1,688
2010	782
2011	396
Thereafter	2,091
Total future minimum lease payments	$9,293

Total rent expense included in the consolidated statements of operations was $3,048,000, $2,954,000, and $2,818,000 for the years ended December 31, 2006, 2005, and 2004, respectively.

Litigation   In addition to litigation that we have initiated or responded to in the ordinary course of business, we are currently party to the following potentially material legal proceedings:

Class Action Pursuant to 1999 Initial Public Offering

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

Regulatory Proceedings

On June 30, 2006, the Federal Communications Commission (“FCC”) issued an order requiring providers of prepaid calling cards that utilize IP to contribute to the Universal Service Fund (“USF”) and pay access charges and other regulatory fees both in the future and for some prior period of time. In connection with our Retail business, we plan to absorb or pass along such future fees, to the extent permitted by law, which, based on current traffic mix, equal approximately 1.8% of revenue. We have filed an appeal of the retroactive aspect of the FCC Order with the United States Court of Appeals in Washington, D.C. In October 2006, we filed a motion to stay that aspect of the FCC Order pending the outcome of the appeal. On November 1, 2006, the Court deferred ruling on the stay request pending the FCC’s ruling on a similar stay motion pending before the agency. The agency denied the stay request on March 29, 2007. As of December 31, 2006, we estimate that the maximum potential retroactive USF charge relating to our Retail business prior to the third quarter of the year ended December 31, 2006 would be approximately $2.6 million. As the amount of retroactive fees are not probable of being incurred, no amounts are accrued as of December 31, 2006.

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

(13)   Stockholders’ Equity

(a)   Authorized Capital Stock   We have authorized for issuance 170 million shares of common stock, $0.001 par value per share and 15 million shares of preferred stock, $0.001 par value per share.

At a Special Meeting of Shareholders held on June 18, 2004, shareholders voted to increase the number of authorized shares of common stock, par value $0.001 per share, from 85 million shares to 170 million shares. As a result, on June 18, 2004, we filed an Amendment to our First Amended and Restated Certificate of Incorporation to increase the number of authorized shares of common stock, par value $0.001 per share, from 85 million shares to 170 million shares.

(b)   Reverse Stock Split   On May 2, 2006, we affected a one-for-three reverse stock split of our issued and outstanding shares of common stock. All share and per share amounts for all periods presented in these consolidated financial statements and notes included herein have been adjusted to reflect the reverse stock split.

(c)    Treasury Stock   In October 2005, we announced a program to repurchase up to $5.0 million of our common stock and in February 2006 we expanded the program to purchase up to $15.0 million of our common stock. During the fourth quarter of 2005, we repurchased 0.3 million shares of our common stock at a total cost of $1.9 million. In Q1 of 2006, we repurchased an additional 0.4 million shares of our common stock at a total cost of $2.3 million. Since March 2006, we have not made any purchases of our common stock and we have no current plans for any further purchases under this program.

In addition, during 2005, we reissued 14,579 shares from our treasury stock as partial payment of our debt conversion premium.

(d)   Stock Incentive Plan   Our 1997 Stock Incentive Plan (the “Plan”) provides for the granting of restricted stock awards and incentive stock options (“ISOs”) and nonqualified options to purchase shares of Common Stock to key employees, directors and consultants. Under the terms of the Plan, the exercise price of options granted shall be determined by the Board of Directors and for ISOs shall not be less than fair market value of our Common Stock on the date of grant. Options vest quarterly in equal installments over four years, provided that no options shall vest during the employees’ first year of employment. The expiration date of each stock option shall be determined by the Board of Directors, but shall not exceed 10 years from the date of grant. At our May 2005 annual meeting, our stockholders approved an additional 1.7 million shares of Common Stock to be granted under the Plan.

(e)    Warrants   In the second quarter of 2006, we issued a warrant exercisable into 66,667 shares of our common stock to an investment banking firm as partial payment of advisory services. The warrant is exercisable into our common stock at an exercise price of $9.00 per share and has a five year term. The fair value of $0.2 million for this warrant was charged to results of operations in Q2 of 2006.

As described in Note 11, we issued warrants exercisable into 1.7 million shares of our common stock in connection with our debt refinancing in June 2004 (“2004 Warrant”). The 2004 Warrant was issued to the holders of our 11½% Senior Secured Notes for the right to prepay the notes. Each 2004 Warrant share is exercisable into our common stock at an exercise price of $5.55 per share and expire in June 2007. The fair value of $2.1 million of the 2004 Warrant was charged to results of operations as additional interest associated with our debt refinancing.

In 2003, we issued warrants exercisable into 1.6 million shares of our common stock in connection with the exchange of our 5¾% Convertible Subordinated Notes for the 11½% Senior Secured Notes (“2003 Warrant”). Each 2003 Warrant share is exercisable into our common stock at an exercise price of $1.95 per warrant share and expire in 2008. The warrant had a fair value of $1.4 million and was charged to the gain on the debt exchanges in 2003. In connection with our private equity placement in September 2004, we issued a warrant exercisable into 0.6 million shares of our common stock in partial payment of investment banking services. This warrant has an exercise price of $6.30 per share, is exercisable over a five-year term and had a fair value of $2.8 million. The fair value of this warrant was charged to stockholders’ deficit as a non-cash transaction cost of the private equity placement. There were no exercises of warrants during the year ended December 31, 2006. During the year ended December 31, 2005, 2004 Warrants for 0.3 million shares of common stock were exercised for $1.5 million in cash; 2003 Warrants for 0.5 million shares of common stock were exercised for $0.9 million in cash and warrants for 5,000 shares issued for investment banking services were exercised for $32,000 in cash. During the year ended December 31, 2004, 2003 Warrants for 0.7 million shares of common stock were exercised for $1.5 million in cash.

At December 31, 2006 and 2005, outstanding warrants were:

	2006	2005
	(In thousands)
2004 Warrant	1,459	1,459
2003 Warrant	422	422
Warrant issued for investment banking services in connection with private equity placement	573	573
Warrant issued for investment banking advisory services	67	—
Total warrants outstanding	2,521	2,454

(14)   Valuation and Qualifying Accounts

The allowance for doubtful accounts reflects our best estimate of probable losses inherent in the account receivable balance. We determine the allowance based on known troubled accounts, historical experience, and other currently available evidence. Activity in the allowance for doubtful accounts is as follows:

Year Ended December 31,	Balance at Beginning of Year	Charged to costs and expenses	Write-offs and other	Recovery of previously reserved balance	Balance at End of Year
	(In thousands)
2004	$3,128	$250	$13	—	$3,391
2005	$3,391	$850	$(1,734)	—	$2,507
2006	$2,507	$3,847	(2,551)	—	$3,803

(15)   Summary of Quarterly Information (Unaudited)

The following tables reflect the restatement of our previously issued quarterly condensed consolidated financial statements as discussed in Note 3.

	Three Months Ended March 31, 2006				Three Months Ended June 30, 2006
	(as previously reported)	Stock-based compensation and related payroll tax withholding adjustments	Other adjustments	(as restated)	(as previously reported)	Stock-based compensation and related payroll tax withholding adjustments	Other adjustments	(as restated)
(In thousands, except per share amounts)
Consolidated Statements of Operations Data:

Net revenue	$110,779	$—	$—	$110,779	$127,324	$—	$—	$127,324
Total costs and operating expenses:
Data communications and telecommunications (excluding depreciation and amortization)	96,462			96,462	110,981			110,981
Research and development	3,240	17	(9)	3,248	3,539	14	(6)	3,547
Selling and marketing	3,590	13	(8)	3,595	4,260	11	(5)	4,266
General and administrative	4,521	33	(82)	4,472	5,288	75	(150)	5,213
Depreciation and amortization	1,566		(18)	1,548	1,822		(18)	1,804
Restructuring costs	—		72	72	—		105	105
Merger related expenses	—			—	1,542			1,542
Total costs and operating expenses	109,379	63	(45)	109,397	127,432	100	(74)	127,458
Income (loss) from operations	1,400	(63)	45	1,382	(108)	(100)	74	(134)
Interest income	412			412	450			450
Interest expense	(94)			(94)	(95)			(95
Other expense, net	(47)			(47)	(43)			(43)
Foreign exchange (loss) gain	(17)			(17)	148			148
Income (loss) before taxes	1,654	(63)	45	1,636	352	(100)	74	326
Foreign income tax expense	(11)			(11)	(11)			(11)
Net income (loss)	$1,643	$(63)	$45	$1,625	$341	$(100)	$74	$315
Net income (loss) per share:
Basic	$0.05	$(0.00)	$0.00	$0.05	$0.01	$(0.00)	$0.00	$0.01
Diluted	$0.05	$(0.00)	$0.00	$0.05	$0.01	$(0.00)	$0.00	$0.01
Weighted average common shares outstanding
Basic	33,257			33,257	33,133			33,133
Diluted	34,335			34,335	34,948			34,948

	Three Months Ended September 30, 2006	Three Months Ended December 31, 2006
Consolidated Statements of Operations Data:
Net revenue	$133,470	$139,510
Total costs and operating expenses:
Data communications and telecommunications (excluding depreciation and amortization)	117,858	122,396
Research and development	3,277	3,426
Selling and marketing	4,281	4,205
General and administrative	7,300	8,077
Depreciation and amortization	1,810	1,893
Write-off of leasehold improvements	1,047	—-
Restructuring costs	105	990
Merger related expenses	1,244	210
Total operating expenses	136,922	141,197
Loss from operations	(3,452)	(1,687)
Interest income	508	517
Interest expense	(71)	(77)
Other expense, net	(49)	(49)
Foreign exchange (loss) gain	58	183
Loss before taxes	(3,006)	(1,113)
Foreign income tax expense	(11)	(4)
Net loss	$(3,017)	$(1,117)
Basic and diluted net loss per share	$(0.09)	$(0.03)
Basic and diluted weighted average common shares outstanding	33,187	33,217

	Three Months Ended March 31, 2005				Three Months Ended June 30, 2005
	(as previously reported)	Stock-based compensation and related payroll tax withholding adjustments	Other adjustments	(as restated)	(as previously reported)	Stock-based compensation and related payroll tax withholding adjustments	Other adjustments	(as restated)
(In thousands, except per share amounts)
Consolidated Statements of Operations Data:

Net revenue	$88,672	$—	$—	$88,672	$94,581	$—	$—	$94,581
Total costs and operating expenses:
Data communications and telecommunications (excluding depreciation and amortization)	76,301			76,301	81,874			81,874
Research and development	3,132	29	8	3,169	3,126	33	13	3,172
Selling and marketing	2,727	27		2,754	2,866	29		2,895
General and administrative	3,313	54	30	3,397	3,746	94	30	3,870
Depreciation and amortization	1,720		23	1,743	1,726		(114)	1,612
Restructuring costs	—			—	—			—
Total costs and operating expenses	87,193	110	61	87,364	93,338	156	(71)	93,423
Income (loss) from operations	1,479	(110)	(61)	1,308	1,243	(156)	71	1,158
Interest income	210			210	254			254
Interest expense	(1,246)			(1,246)	(1,116)			(1,116)
Other expense, net	(20)			(20)	(140)			(140)
Foreign exchange (loss) gain	(233)			(233)	(347)			(347)
Debt conversion premium and transaction costs	—			—	(661)			(661)
Income (loss) before taxes	190	(110)	(61)	19	(767)	(156)	71	(852)
Foreign income tax expense	—			—	—
Net income (loss)	$190	$(110)	$(61)	$19	$(767)	$(156)	$71	$(852)
Net income (loss) per share:
Basic	$0.01	$(0.01)	$(0.00)	$0.00	$(0.03)	$(0.01)	$0.00	$(0.04)
Diluted	$0.01	$(0.01)	$(0.00)	$0.00	$(0.03)	$(0.01)	$0.00	$(0.04)
Weighted average common shares outstanding
Basic	21,661			21,661	21,998			21,998
Diluted	23,149			23,149	21,998			21,998

	Three Months Ended September 30, 2005				Three Months Ended December 31, 2005
	(as previously reported)	Stock-based compensation and related payroll tax withholding adjustments	Other adjustments	(as restated)	(as previously reported)	Stock-based compensation and related payroll tax withholding adjustments	Other adjustments	(as restated)
(In thousands, except per share amounts)
Consolidated Statements of Operations Data:

Net revenue	$94,644	$—	$—	$94,644	$107,588	$—	$—	$107,588
Total costs and operating expenses:
Data communications and telecommunications (excluding depreciation and amortization)	83,143			83,143	94,834			94,834
Research and development	3,076	22	5	3,103	3,101	21	2	3,124
Selling and marketing	2,999	19		3,018	3,026	19		3,045
General and administrative	4,102	77	(105)	4,074	4,177	35	(10)	4,202
Depreciation and amortization	1,682		(114)	1,568	1,584			1,584
Restructuring costs	—		135	135	83			83
Total costs and operating expenses	95,002	118	(79)	95,041	106,805	75	(8)	106,872
Income (loss) from operations	(358)	(118)	79	(397)	783	(75)	8	716
Interest income	294			294	351			351
Interest expense	(128)			(128)	(111)			(111)
Other expense, net	(40)			(40)	(124)			(124)
Foreign exchange (loss) gain	(174)			(174)	(185)			(185)
Debt conversion premium and transaction costs	(1,314)			(1,314)	—			—
Income (loss) before taxes	(1,720)	(118)	79	(1,759)	714	(75)	8	647
Foreign income tax expense	—			—	93			93
Net income (loss)	$(1,720)	$(118)	$79	$(1,759)	$621	$(75)	$8	$554
Net income (loss) per share:
Basic	$(0.06)	$(0.00)	$0.00	$(0.06)	$0.02	$(0.00)	$0.00	$0.02
Diluted	$(0.06)	$(0.00)	$0.00	$(0.06)	$0.02	$(0.00)	$0.00	$0.02
Weighted average common shares outstanding
Basic	29,641			29,641	33,682			33,682
Diluted	29,641			29,641	35,034			35,034

	As of March 31, 2006
Condensed Consolidated Balance Sheet	(as previously reported)	Stock-Based Compensation and Related Payroll Withholding Adjustments	Other Adjustments	(as restated)
	(In thousands, except per share data)
Assets
Cash and cash equivalents	$27,856	$—	$—	$27,856
Short-term marketable investments	18,191			18,191
Accounts receivable, net of allowance for doubtful accounts of $2,807	52,067		(551)	51,516
Prepaid expenses and other current assets	3,489			3,489
Total current assets	101,603		(551)	101,052
Property and equipment, at cost:
Network equipment	50,550			50,550
Equipment under capital lease	4,917			4,917
Computer software	10,535			10,535
Leasehold improvements	6,984			6,984
Furniture and fixtures	1,050			1,050
	74,036			74,036
Less: Accumulated depreciation and amortization	(60,301)		(319)	(60,620)
Property and equipment, net	13,735		(319)	13,416
Other assets	330			330
Total assets	$115,668	$—	$(870)	$114,798
Liabilities and Stockholders’ Equity
Accounts payable	$33,213	$—	$—	$33,213
Accrued expenses	27,569	274	(251)	27,592
Deferred revenue	10,517			10,517
Current portion of long-term debt	1,629			1,629
Total current liabilities	72,928	274	(251)	72,951
Long term debt, net of current portion	1,798			1,798
Other long term liabilities	796			796
Stockholders’ equity:
Common stock, $0.001 par value, authorized—170,000 shares; issued—34,179 shares	34			34
Treasury stock; 1,069 shares at cost	(4,358)			(4,358)
Additional paid-in capital	474,261	10,007	(256)	484,012
Accumulated other comprehensive loss	(16)			(16)
Accumulated deficit	(429,775)	(10,281)	(363)	(440,419)
Total stockholders’ equity	40,146	(274)	(619)	39,253
Total liabilities and stockholders’ equity	$115,668	$—	$(870)	$114,798

	As of June 30, 2006
Condensed Consolidated Balance Sheet	(as previously reported)	Stock-Based Compensation and Related Payroll Withholding Adjustments	Other Adjustments	(as restated)
	(In thousands, except per share data)
Assets
Cash and cash equivalents	$30,020	$—	$—	$30,020
Short-term marketable investments	19,400			19,400
Accounts receivable, net of allowance for doubtful accounts of $3,182	56,193		(582)	55,611
Prepaid expenses and other current assets	3,173			3,173
Total current assets	108,786		(582)	108,204
Property and equipment, at cost:
Network equipment	48,612			48,612
Equipment under capital lease	4,917			4,917
Computer software	10,271		23	10,294
Leasehold improvements	7,037			7,037
Furniture and fixtures	998			998
	71,835		23	71,858
Less: Accumulated depreciation and amortization	(58,211)		(301)	(58,512)
Property and equipment, net	13,624		(301)	13,346
Other assets	325			325
Total assets	$122,735	$—	$(860)	$121,875
Liabilities and Stockholders’ Equity
Accounts payable	$38,621	$—	$—	$38,621
Accrued expenses	26,971	317	(288)	27,000
Deferred revenue	11,738			11,738
Current portion of long-term debt	1,661			1,661
Total current liabilities	78,991	317	(288)	79,020
Long term debt, net of current portion	1,370			1,370
Other long term liabilities	922			922
Stockholders’ equity:
Common stock, $0.001 par value, authorized—170,000 shares; issued—34,216 shares	34			34
Treasury stock; 1,069 shares at cost	(4,358)			(4,358)
Additional paid-in capital	475,223	10,064	(283)	485,004
Accumulated other comprehensive loss	(13)			(13)
Accumulated deficit	(429,434)	(10,381)	(289)	(440,104)
Total stockholders’ equity	41,452	(317)	(572)	40,563
Total liabilities and stockholders’ equity	$122,735	$—	$(860)	$121,875

	As of March 31, 2005
Condensed Consolidated Balance Sheet	(as previously reported)	Stock-Based Compensation and Related Payroll Withholding Adjustments	Other Adjustments	(as restated)
	(In thousands, except per share data)
Assets
Cash and cash equivalents	$22,719	$—	$—	$22,719
Short-term marketable investments	18,876			18,876
Accounts receivable, net of allowance for doubtful accounts of $3,507	41,761		(179)	41,582
Prepaid expenses and other current assets	2,937			2,937
Total current assets	86,293		(179)	86,114
Property and equipment, at cost:
Network equipment	58,605			58,605
Equipment under capital lease	1,867			1,867
Computer software	10,213			10,213
Leasehold improvements	6,457			6,457
Furniture and fixtures	1,071			1,071
	78,213			78,213
Less: Accumulated depreciation and amortization	(66,951)		(565)	(67,516)
Property and equipment, net	11,262		(565)	10,697
Deferred debt financing costs	165			165
Other assets	284			284
Total assets	$98,004	$—	(744)	$97,260
Liabilities and Stockholders’ Deficit
Accounts payable	$25,824	$—	$—	$25,824
Accrued expenses	20,084	139	51	20,274
Deferred revenue	7,372			7,372
Current portion of long-term debt	655			655
Total current liabilities	53,935	139	51	54,125
Long term debt, net of current portion	65,594			65,594
Other long term liabilities	1,061			1,061
Stockholders’ equity:
Common stock, $0.001 par value, authorized—170,000 shares; issued—22,106 shares	22			22
Treasury stock; 356 shares at cost	(341)			(341)
Additional paid-in capital	407,321	10,067	(229)	417,159
Deferred compensation	—-	(337)		(337)
Accumulated other comprehensive loss	(36)			(36)
Accumulated deficit	(429,552)	(9,869)	(566)	(439,987)
Total stockholders’ deficit	(22,586)	(139)	(795)	(23,520)
Total liabilities and stockholders’ deficit	$98,004	$—	$(744)	$97,260

	As of June 30, 2005
Condensed Consolidated Balance Sheet	(as previously reported)	Stock-Based Compensation and Related Payroll Withholding Adjustments	Other Adjustments	(as restated)
	(In thousands, except per share data)
Assets
Cash and cash equivalents	$24,111	$—	$—	$24,111
Short-term marketable investments	18,506			18,506
Accounts receivable, net of allowance for doubtful accounts of $3,391	39,673		(256)	39,417
Prepaid expenses and other current assets	2,825			2,825
Total current assets	85,115		(256)	84,859
Property and equipment, at cost:
Network equipment	59,582			59,582
Equipment under capital lease	3,065			3,065
Computer software	10,337			10,337
Leasehold improvements	6,463			6,463
Furniture and fixtures	1,064			1,064
	80,511			80,511
Less: Accumulated depreciation and amortization	(68,659)		(451)	(69,110)
Property and equipment, net	11,852		(451)	11,401
Deferred debt financing costs	155			155
Other assets	374			374
Total assets	$97,496	$—	$(707)	$96,789
Liabilities and Stockholders’ Deficit
Accounts payable	$26,399	$—	$—	$26,399
Accrued expenses	18,419	190	17	18,626
Deferred revenue	7,441			7,441
Current portion of long-term debt	1,017			1,017
Total current liabilities	53,276	190	17	53,483
Long term debt, net of current portion	54,019			54,019
Other long term liabilities	1,079			1,079
Stockholders’ equity:
Common stock, $0.001 par value, authorized—170,000 shares; issued—24,362 shares	24			24
Treasury stock; 356 shares at cost	(341)			(341)
Additional paid-in capital	419,786	10,075	(229)	419,786
Deferred compensation	—
Accumulated other comprehensive loss	(28)	(240)		(28)
Accumulated deficit	(430,319)	(10,025)	(495)	(430,319)
Total stockholders’ deficit	(10,878)	(190)	(724)	(10,878)
Total liabilities and stockholders’ deficit	$97,496	$—	$(707)	$97,496

	As of September 30, 2005
Condensed Consolidated Balance Sheet	(as previously reported)	Stock-Based Compensatio and Related Payroll Withholding Adjustments	Other Adjustments	(as restated)
	(In thousands, except per share data)
Assets
Cash and cash equivalents	$19,935	$—	$—	$19,935
Short-term marketable investments	23,375			23,375
Accounts receivable, net of allowance for doubtful accounts of $2,257	43,723		(249)	43,474
Prepaid expenses and other current assets	3,179			3,179
Total current assets	90,212		(249)	89,963
Property and equipment, at cost:
Network equipment	59,938			59,938
Equipment under capital lease	4,152			4,152
Computer software	10,516			10,516
Leasehold improvements	6,692			6,692
Furniture and fixtures	1,061			1,061
	82,359			82,359
Less: Accumulated depreciation and amortization	(70,338)		(337)	(70,675)
Property and equipment, net	12,021		(337)	11,684
Other assets	365			365
Total assets	$102,598	$—	$(586)	$102,012
Liabilities and Stockholders’ Equity
Accounts payable	$27,545	$—	$—	$27,545
Accrued expenses	20,731	239	59	21,029
Deferred revenue	8,442			8,442
Current portion of long-term debt	1,370			1,370
Total current liabilities	58,088	239	59	58,386
Long term debt, net of current portion	1,997			1,997
Other long term liabilities	1,016			1,016
Stockholders’ equity:
Common stock, $0.001 par value, authorized—170,000 shares; issued—34,120 shares	34			34
Treasury stock; 356 shares at cost	(341)			(341)
Additional paid-in capital	473,871	10,079	(229)	483,721
Deferred compensation	—	(175)		(175)
Accumulated other comprehensive loss	(28)			(28)
Accumulated deficit	(432,039)	(10,143)	(416)	(442,598)
Total stockholders’ equity	41,497	(239)	(645)	40,613
Total liabilities and stockholders’ equity	$102,598	$—	$(586)	$102,012

Item 9.                        Change in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.                Controls and Procedures

Special Committee Review of Historical Stock Option Granting Practices and Restatement of Consolidated Financial Statements

Background Findings and Restatement

As discussed in the Explanatory Note preceding Part I and in Note 3 in the Notes to the Consolidated Financial Statements of this Form 10-K, on August 20, 2006 our board of directors formed a Special Committee of independent directors to commence a voluntary internal investigation of our historical stock option grants and practices. The Special Committee was given broad authority to investigate and address our historical stock option grants and practices. The Special Committee was composed of two independent members of our Board of Directors, W. Frank King and Robert H. Brumley. The Special Committee retained the law firm of Goodwin Procter LLP as its independent outside counsel. Goodwin Procter LLP hired Law and Economics Consulting Group as independent accounting experts to aid in its investigation.

On October 17, 2006, the Special Committee concluded that the measurement dates for determining the accounting treatment of certain historical stock option grants differed from the measurement dates used by us in preparing our financial statements. Because the prices at the originally stated grant dates were, in certain cases, lower than the prices on the actual dates of the determination, we determined that it should have recognized material amounts of stock-based compensation expense which were not accounted for in our previously issued financial statements. The Special Committee also found in a number of instances that the date and exercise price of option grants had been determined, with hindsight, to provide a more favorable price for such grants.

On October 18, 2006, the Audit Committee, in consultation with management, concluded that our previously issued unaudited interim and audited annual consolidated financial statements for fiscal 1999 and subsequent periods through June 30, 2006, should no longer be relied upon because these financial statements contained material misstatements and would need to be restated. We subsequently determined that fiscal 1999 did not require restatement.

In accordance with the determinations of the Special Committee’s investigation, our Board of Directors terminated the employment of our Vice President, Business Affairs and General Counsel and directed our compensation committee to adjust downward the compensation for the upcoming fiscal year for both our Chief Executive Officer, Ofer Gneezy, and our Executive Vice President, Gordon VanderBrug, because their oversight of our stock option granting practices was inadequate. Additionally, the Special Committee recommended, and we have implemented, changes to our stock-based compensation transaction procedures and approval policies that require additional and more systematic authorization to ensure that all stock option transactions adhere to our approval process and stated policies, and that all such transactions are properly recorded in our stock administration systems and have appropriate supporting documentation.

Our management determined that we did not maintain effective entity level controls over the granting, approval and documentation of stock options based on criteria established in the COSO framework as of September 30, 2006. Specifically, we did not maintain controls adequate to prevent or detect instances of either (i) intentional override or intervention of our controls, or (ii) misconduct by a former member of senior management and we did not maintain controls to provide reasonable assurance that historical measurement dates for stock option grants to employees were appropriately determined and the Company’s accounting for those grants was in accordance with Accounting Principles Board Opinion 25, Accounting for Stock Issued to Employees and, beginning January 1, 2006  Financial Accounting

Standard No. 123(R), Share-based Payments. This material weakness resulted in the restatement described in Note 3 to the restated consolidated financial statements included in this Form 10-K. Our management determined that this control deficiency was a design deficiency in our entity level controls and was a material weakness as of September 30, 2006, based upon the actual misstatements identified, the potential for additional material misstatements to have occurred as a result of the deficiency, and the lack of other mitigating controls.

Changes in internal controls

Management has taken steps to remediate the material weakness identified above by implementing changes to our internal control over financial reporting as of December 31, 2006. Specifically, management, along with our Board of Directors, has implemented changes during the fourth quarter of 2006 to our option granting process for the timing, approval and pricing of stock option grants as detailed below:

•                    All option grants to our employees must be approved in minuted meetings of our Compensation Committee;

•                    The exercise price of each stock option will be the closing price on the date of the Compensation Committee meeting;

•                    In advance of each meeting, our Compensation Committee will receive information from management, including, but not limited to, information related to the number of options in the pool and a recommendation of option recipients, including the number of options for each recommended recipient;

•                    All option grants other than new hire grants will be granted at the same time each year;

•                    If the Compensation Committee agrees to a grant date other than the ordinarily prescribed time, the grants must be approved in a minuted meeting of the Compensation Committee;

•                    Every offer letter must state that each option is subject to approval by our Compensation Committee and that the exercise price of option grants will be the closing price on the date of approval by our Compensation Committee;

Our management and Board of Directors will also be implementing the following changes to our option granting process in 2007 as detailed below:

•       Our Compensation Committee has adopted a written charter in January 2007, taking into account similarly situated corporations and industry-wide best practices.

•       Our Compensation Committee will arrange for counsel, in conjunction with outside third parties as deemed necessary, to provide training to management on stock option granting practices and accounting  on at least a biannual basis;

•       Our Compensation Committee shall be required to do a self-assessment process and communicate the results to the full Board.

Additionally, management is investing in ongoing efforts to continuously improve the control environment and has committed considerable resources to the continuous improvement of the design, implementation, documentation, testing and monitoring of our internal controls.

During the quarter ended December 31, 2006, there have not been any other changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of disclosure controls and procedures

As of December 31, 2006, we carried out an evaluation, under the supervision and with the participation of our management, including the our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the securities and Exchange Act of 1934, as amended .. Based upon that evaluation, our management, including our Chief Executive Officer and the Chief Financial Officer, concluded that our disclosure controls and procedures are effective.

Management’s Annual Report on Internal Control Over Financial Reporting

We are responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of our financial reporting and preparation of our financial statements for external purposes in accordance with generally accepted accounting principles in the United States. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based upon that evaluation, management has concluded that our internal control over financial reporting was effective on December 31, 2006.

Our assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, and such firm has issued an attestation report on management’s assessment of our internal control over financial reporting, which appears on page 108.

Due to inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that compliance with the policies or procedures may deteriorate.

Item 9B.               Other Information

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of iBasis, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that iBasis, Inc. and its subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2006, of the Company and our report dated June 11, 2007 expressed an unqualified opinion on those financial statements and included an explanatory paragraph related to the adoption of a new accounting standard.

/s/ DELOITTE & TOUCHE LLP

Boston, Massachusetts
June 11, 2007

PART III

Item 10.                 Directors and Executive Officers of the Registrant

The following table sets forth information on each of our directors.

Director’s Name	Age	Position(s) Held	Director Since	Year Term Will Expire	Class of Director
Ofer Gneezy	55	President, Chief Executive Officer,	1996	2008	3
		Treasurer and Director
Gordon J. VanderBrug	64	Executive Vice President, Assistant	1996	2009	1
		Secretary and Director
Charles N. Corfield(1)(2)(5)	48	Director	1997	2008	3
Charles M. Skibo(1)(3)(5)	68	Director	1999	2007	2
W. Frank King(2)(3)(4)(5)	67	Director	2001	2007	2
David Lee(2)(3)(5)	69	Director	2002	2009	1
Robert H. Brumley (4)(5)	58	Director	2005	2008	3

(1)          Member of the Compensation Committee.

(2)          Member of the Audit Committee.

(3)          Member of the Shareholder Litigation Committee.

(4)          Member of the Special Committee.

(5)          Our Board of Directors has determined these directors to be independent in accordance with The Nasdaq Stock Market listing rules.

Mr. Gneezy co-founder of iBasis, has served as President, Chief Executive Officer, Treasurer and director since our formation in August 1996. From 1994 to 1996, Mr. Gneezy served as President of Acuity Imaging, Inc., a multinational company focused on the industrial automation industry. From 1980 to 1994, Mr. Gneezy was an executive of Automix, Inc. (a predecessor to Acuity Imaging), an industrial automation company, most recently having served as its President and Chief Executive Officer. Since July 2000, Mr. Gneezy has served as a director and a member of the Audit Committee of NMS Communications Corporation, which provides communication solutions for wireless and wireline networks. Mr. Gneezy graduated form Tel-Aviv University, has a Masters of Science in engineering from M.I.T and is a graduate of the Advanced Management Program at Harvard’s University’s Graduate School of Business Administration.

Dr. VanderBrug co-founder of iBasis, has served as Executive Vice President, Assistant Secretary and director of iBasis since October 1996. From 1991 to 1996, Dr. VanderBrug was the Director of Marketing, Electronic Imaging Systems of Polaroid Corporation. In 1980, Dr. VanderBrug co-founded Automatix, Inc. Dr. VanderBrug received his B.A. in mathematics from Calvin College, an M.A. in mathematics from Wayne State University, and his Ph.D. in computer science from the University of Maryland.

Mr. Corfield has been a director of iBasis since September 1997. Since 2000, Mr. Corfield has been the Chief Executive Officer of SandCherry Networks. Mr. Corfield co-founded Frame Technology, a software company, in 1986 and was a member of its board of directors and its Chief Technology Officer until Adobe Systems acquired it in 1995. Mr. Corfield serves on the board of directors of SandCherry Networks, BeVocal, and Intuicom.

Mr. Skibo has been a director of iBasis since September 1999. Mr. Skibo was the Chief Executive Officer of Salvage Services of America, Inc., (“SSA”) from March 2006 until April 2007. Prior to his position with SSA, from September 2004 until June 2005, Mr. Skibo served as the Chief Executive Officer and as a director of HouseRaising, Inc., a public company focused on software and custom home building services. He served as President of iBasis Speech Solutions, Inc. from November 2001 to July 2002. From January 1999 to September 2001, Mr. Skibo served as the Chief Executive Officer and Chairman of Colo.com, a company that provided facilities and co-location services to communication and information technology industries. Since 1994, Mr. Skibo has also served as Chairman and Chief Executive Officer of Strategic Enterprises and Communications, Inc., a venture capital firm. From 1985 to 1987, Mr. Skibo was President and Chief Executive Officer of US Sprint and its predecessor company, US Telecom. Mr. Skibo is a director of CyraCom International, Inc., a private company providing interpretation services to the hospital industry and Pay Ease, a private company focused on providing payment systems over the Internet.

Dr. King has been a private investor since November 1998 and a director of iBasis since June 2001. From 1992 to 1998, he was Chief Executive Officer and director of PSW Technologies, Inc. (formerly a division of Pencom, Inc.), a provider of software services. From 1988 to 1992, Dr. King was Senior Vice President of Development of Lotus Development Corporation, and for the previous 19 years he served in various positions with IBM Corporation, including his last position as Vice President of Development for the entry system division. Dr. King is a director of NMS Communications, Inc. and eOn Communications Corporation.

Mr. Lee has been a director of iBasis since May 2002. Mr. Lee has founded, served as chairman, and held senior executive positions at several communications technology companies, including ITT Corporation. Mr. Lee joined ITT after that company acquired Qume Corporation, a company he had co-founded in 1973. At ITT Qume, Mr. Lee held the positions of Executive Vice President from 1978 to 1981, and President from 1981 through 1983. Mr. Lee later became President and Chairman of Data Technology Corporation. Through his service on the Advisory Committee on Trade Policy and Negotiation for Presidents Bush (senior) and Clinton, and his role on President George W. Bush’s Council on the 21st Century Workforce, Mr. Lee is one of the world’s foremost experts on US-China commerce and the Chinese telecommunications industry. Mr. Lee is Chairman of the Board of eOn Communications Corporation, and is a director of Linear Technology Corporation. Mr. Lee also served as a Regent for the University of California.

Mr. Brumley has been a director of iBasis since September 2005. Mr. Brumley has been President and CEO of TerreStar Networks, an emerging provider of advanced mobile satellite services, since August 2005. Prior to joining TerreStar, Mr. Brumley was founder and managing member of Pegasus Global LLC, an international development and advisory services firm specializing in technology, capital formation, and market strategies and solutions for domestic and international companies from January 2002 until August 2005. From January 2000 until January 2002, Mr. Brumley was the Executive Vice President for Strategy and Corporate Development for Cambrian Communications, LLC, a wholesale metropolitan area network provider. Cambrian Communications filed for bankruptcy in September 2002. Mr. Brumley is a director of Motient Corporation.

Executive Officers

The following table sets forth information on each of our executive officers who are not also our directors:

Name	Age	Position
Dan Powdermaker	43	Senior Vice President of Worldwide Sales
Paul H. Floyd	49	Senior Vice President of R&D, Engineering and Operations
Richard G. Tennant	62	Senior Vice President of Finance and Administration and Chief Financial Officer
Mark S. Flynn	53	Chief Legal Officer and Corporate Secretary

Mr. Powdermaker has served as our Senior Vice President of Worldwide Sales since June 2002. An early member of the iBasis management team, Mr. Powdermaker has spent the past seven years at iBasis developing relationships with carriers and service providers around the world and establishing the sales force to support these customers and partners. During that time, he has worked to bring iBasis’ initial U.S. customers onto The iBasis Network™, has served as Vice President of Sales for Asia and more recently as Vice President, Europe, the Middle East and Africa. Prior to joining iBasis, Mr. Powdermaker worked in sales management for AT&T Global Markets, a networking services division of AT&T focused on the world’s 2,000 largest telecommunications users.

Mr. Floyd has served as our Senior Vice President of R&D, Engineering and Operations since September 2001. From April 2001 until September 2001, Mr. Floyd was our Vice President of Research and Development. Prior to joining iBasis, from 2000 until January 2001, Mr. Floyd was a Senior Vice President of DSL Business at Paradyne Networks, Inc., a manufacturer of high-speed broadband access products and technology that support and manage high-bandwidth applications and network traffic. From 1996 to 2000, Mr. Floyd served as Vice President of Research and Development and Engineering at Paradyne.

Mr. Tennant has served as our Chief Financial Officer since October 2001 and was promoted on February 16, 2006 from Vice President of Finance and Administration to Senior Vice President of Finance and Administration. From June 2000 to September 2001, Mr. Tennant was the Vice President, Chief Financial Officer and Treasurer of ScoreBoard, Inc., a software company providing optimization solutions for wireless carriers. From 1999 to 2000, Mr. Tennant served as Senior Vice President and Chief Financial Officer of Orbcomm Global, L.P., the world’s first commercial provider of global low-earth satellite data and messaging services. From 1997 to 1999, Mr. Tennant served as Senior Vice President and Chief Financial Officer of Information Resource Engineering, now known as SafeNet, Inc., a developer and manufacturer of security and encryption products for computer data networks.

Mr. Flynn has served as our Chief Legal Officer and Corporate Secretary since February 2007. Previously, from 2001 to 2006, Mr. Flynn was Vice President, General Counsel and Secretary of Imagistics International Inc., a NYSE traded provider of office imaging products and services. Prior to joining Imagistics, Mr. Flynn was a partner in the corporate department of the law firm of Wiggin and Dana LLP in Stamford, CT. from 1999 to 2001. Previously Mr. Flynn was Senior Deputy General Counsel with Olin Corporation, a diversified manufacturer, from 1997 to 1999; Executive Vice President, General Counsel and Secretary of ServiceMaster Diversified Health Services, L.P., a nursing home management and development company, from 1992 to 1997; and Vice President, General Counsel and Secretary of Arcadian Corporation, a fertilizer manufacturer, from 1989 to 1992.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers and directors, as well as persons who own more than ten percent of a registered class of our equity securities to file reports of ownership on Forms 3, 4, and 5 with the SEC and with us. Based on our review of copies of such forms, all officers, directors and 10% holders complied with the Section 16(a) filing requirements.

Code of Ethics

We have adopted a code of ethics that applies to each officer, employee and member of our Board of Directors. This code of ethics is available on our website at www.ibasis.com. We post any amendments or waivers of the Code of Ethics on our website. A free copy of this code may be obtained by visiting this site, writing to our Investor Relations Department at iBasis, Inc., 20 Second Avenue, Burlington, MA 01803, or by sending an email to ir@ibasis.net.

Shareholder Proposals and Communications

There have not been any changes to the procedures by which shareholders may recommend nominees to our Board of Directors since the procedures were described in our 2006 Annual Meeting Proxy filed on March 23, 2006.

Audit Committee

The Audit Committee of the board of directors is composed of three directors, Charles Corfield, David Lee and W. Frank King, each of whom is independent as defined by The Nasdaq Stock Market listing rules. Our Board of Directors made an affirmative determination as to the independence of each member of the Audit Committee, including a determination that no member of the Audit Committee has a relationship with iBasis that may interfere with his independence from iBasis and its management. No member of the Audit Committee has participated in the preparation of  our financial statements, and each committee member is able to read and understand fundamental financial statements, including our balance sheet, income statement, and cash flow statement. Our Board of Directors has determined that Dr. King is an audit committee financial expert as defined by applicable rules and regulations under the Exchange Act.

Item 11.                 Executive Compensation

COMPENSATION DISCUSSION AND ANALYSIS

Compensation Philosophy

Compensation Objectives

Our compensation programs are designed to meet the following objectives:

•       Offer compensation opportunities that attract highly qualified executives, reward outstanding initiative and achievement, and retain the leadership and skills necessary to build long-term shareholder value;

•       Emphasize pay-for-performance by maintaining a significant portion of executives’ total compensation at risk, tied to both our annual and long-term financial performance and the creation of shareholder value; and

•       Further our short and long-term strategic goals and values by aligning executive officer compensation with business objectives and individual performance.

Our Compensation Committee believes that an executive’s compensation should be tied not just to how the individual executive performs, but also to how well we and our management team perform against both financial and non-financial goals.

Compensation Elements

Our executive compensation program is intended to be simple and clear, and consists of the following elements (depending on individual performance as well as our performance):

•       Base salary;

•       Annual performance-based cash bonus;

•       Commissions (only for Mr. Powdermaker);

•       Long-term incentives in the form of stock options;

•       Severance and change in control arrangements; and

•       Benefits that are offered to executives on the same basis as our non-executive employees; and

Targeted Compensation and Compensation Mix

In determining all of our compensation elements, we have historically targeted the median of the market. However, in the third quarter of 2002, in order to facilitate our efforts to reduce our debt obligations, we instituted a salary freeze that resulted in compensation well below the median of the market, which also helped us to perform in a very challenging business climate with limited internally generated capital resources. In the first quarter of 2006, due to our improved financial position and due to our desire to continue to retain our executive officers and hire new employees, we lifted this salary freeze and modestly increased salaries. Although our business environment remains challenging, the growth in our business and other actions taken by our management to strengthen our capital structure have improved our overall financial performance and we are now in a position to target compensation at the median of the market again. Our 2007 Base Salary increases discussed below reflect this change in policy. Actual compensation paid to each executive officer will be above or below the targeted percentile based on individual employee performance and our performance, attraction and retention considerations, internal equity considerations, executive seniority, and other key business factors.

Role of Management in Determining Compensation Decisions

At the request of our Compensation Committee, our management makes recommendations to our Compensation Committee relating to executive compensation program design, specific compensation amounts, bonus targets, incentive plan structure and other executive compensation related matters, including with respect to such matters pertaining to our Chief Executive Officer. Our Compensation Committee maintains decision making authority with respect to these executive compensation matters.

Our Compensation Committee reviews the recommendations of our management with respect to total executive compensation and each element of compensation when making pay decisions. In allocating compensation among compensation elements, we emphasize incentive, not fixed compensation to ensure that executives only receive superior pay for superior results. We equally value short- and long-term compensation because both short- and long-term results are critical to our success.

Compensation Elements

Our executive compensation program has three primary integrated components: base salary, annual incentive awards, and long term-incentive awards in the form of stock options. We also provide severance and acceleration of vesting of options to our executives under certain arrangements we have with them under their employment agreements or offer letters. In addition, our compensation program is comprised of various benefits provided to all employees, including life insurance, health insurance, dental insurance and other customary benefits. The objectives and details of why each element of compensation is paid are described below.

Base Salary

Our objective for paying base salaries to executives is to reward them for performing the core responsibilities of their positions and to provide a level of security with respect to a portion of their compensation. Our Compensation Committee considers a number of factors when setting base salaries for executives, including the following:

•       Existing salary levels;

•       Competitive pay practices;

•       Individual and corporate performance; and

•       Internal equity among our executives, taking into consideration their relative contributions to our success.

In the first quarter of 2006, we lifted the base salary freeze and  increased base salaries for our executive officers by approximately 3% to 4% which we determined to be an appropriate amount based on our cash constraints. Although we recognized that these modest increases would not compensate for the extended freeze, we believed that even a small increase would be symbolically significant, signaling renewed confidence in our business. Given the length of the duration of the salary freeze, and despite this salary increase, our Compensation Committee believed that our named executive officers’ 2006 base salaries remained significantly behind the competitive market. Distinctions among individual performance of our named executives and internal equity considerations were not significant factors in determining 2006 base salary levels. The actual salary earned by our each of our named executive officers in 2006 can be found in the Summary Compensation Table.

Annual Incentive Awards

Our objective for offering annual cash bonus awards to our named executive officers is to motivate them to achieve our financial goals, while taking into account their individual goals and responsibilities. Our Compensation Committee implemented our 2006 executive officer bonus plan, effective as of the first quarter of 2006 pursuant to which our named executive officers became eligible to receive cash bonus awards payable in early 2007, except that Mr. Powdermaker’s bonus is calculated and paid on a quarterly basis, and the commission portion of his incentive compensation is calculated and paid on a monthly basis in accordance with our 2006 commission plan that we have established for him as the head of our sales organization. The amounts payable under our 2006 executive officer bonus plan were to be calculated based on our net income for fiscal 2006 against the 2006 financial plan approved by our Board of Directors.

Under our 2006 executive officer bonus plan, we assigned a specific bonus target to each executive for performance in 2006. Our Compensation Committee intentionally designed these bonus targets to allow for superior pay in the event we have superior financial results and also to offset the low base salaries that had resulted from the previous salary freeze. Cash bonus targets were determined based on individual responsibility levels and performance expectations and would be payable in a proportionate amount representing the percentage of our targeted corporate net income goal pursuant to our 2006 financial plan. In addition, Mr. Powdermaker received a bonus target substantially less than the target of our other executive officers as he also receives a bonus payment based on a sales commission plan. Our management made recommendations to our Compensation Committee regarding suggested 2006 target bonuses based on competitive total cash survey data. In reviewing our management’s proposal, our Compensation Committee considered the below-market base salaries, the difficulty level of reaching the incentivized targets, executive officer performance and the survey data provided by management. After discussion and deliberation, our Compensation Committee approved our management’s recommendations. Our 2006 executive officer bonus plan is described in detail below the Grant of Plan Based Awards table.

Payouts under our 2006 executive officer bonus plan are dependent on our achievement towards the net income goal such that 100% of the bonus target amounts would be paid upon achievement of 100% of the net income goal. Above and below target performance methodologies were also established.

We and our Compensation Committee consider the specific net income goals in our 2006 financial plan to be our confidential information, the disclosure of which would cause us to experience financial harm. The target in our 2006 executive officer bonus plan was aggressively set with a high level of difficulty for achievement as demonstrated by the maximum actual 2006 bonus payout for any named executive officer at substantially below 100% of the target payout. We believe that tying annual bonus payments for each of our named executive officers to the achievement of challenging net income goals best aligns the interest of our executives with the interests of our shareholders and promotes a unity of purpose among our key business leaders.

Regardless of our actual financial performance under our 2006 financial plan, our Compensation Committee retained the discretion to adjust bonuses payable under our 2006 executive officer bonus plan up or down as it deemed appropriate. Our Compensation Committee reviewed our performance as it related to our 2006 financial plan and determined to revise the definition of net income before determining the formulaic payout under our 2006 executive officer bonus plan. Our Compensation Committee determined that for Messrs. Tennant, Floyd and Powdermaker, the definition of net income should be revised to eliminate the impact of non-recurring expenses related to our stock option grant investigation, the KPN transaction and a lease termination charge. After these adjustments, the bonus payouts were at 56.19% of the target bonus for Messrs. Tennant and Floyd and 50% for Mr. Powdermaker. Mr. Powdermaker’s bonus payout was less due to the quarterly calculation and quarterly payment of his bonus.

For Mr. Gneezy and Mr. VanderBrug, the Compensation Committee did not, in calculating their bonus payments, revise net income by eliminating the impact of the stock option investigation related expenses due to the fact that they were our most senior officers with the ultimate oversight responsibility for our stock option grant practices and our Compensation Committee did not consider it appropriate to eliminate this financial impact. Their bonus payouts were at 33% of their target bonus. Actual bonus payouts for 2006 that were paid in 2007 can be found in the Summary Compensation Table.

Mr.  Powdermaker is also compensated by commissions tied directly to his meeting wholesale gross profit quotas on a monthly basis to recognize the contributions he makes throughout the year toward our 2006 quotas, which is consistent with the compensation structure of the sales organization that he leads.

Long-Term Incentives

Our named executive officers are eligible to receive long-term incentive awards under our Stock Plan. Our objectives of providing our named executive officers with long-term incentive awards are:

•       To align executive and shareholder interests;

•       To provide a competitive compensation package; and

•       To provide for retention of executives through the use of vesting over time.

In 2006, all long-term incentive awards were issued in the form of stock options. Our stock options for all our employees, including our named executive officers, vest in quarterly installments, generally over four years.

When determining the potential grant of option awards for a named executive officer, our Compensation Committee considers the following factors:

•       The executive officer’s current contribution to our performance;

•       Our executive retention objectives;

•       The executive officer’s anticipated contribution to meeting our long-term strategic performance goals;

•       Industry practices and norms; and

•       The executive officer’s existing level of stock ownership, and whether past incentives are still effective.

Our management made recommendations to our Compensation Committee regarding the 2006 stock option grants. In reviewing management’s proposal, our Compensation Committee considered each executive officer’s current contribution to our overall performance, our executive officer retention objectives, the executive officer’s anticipated contribution to meeting our long-term strategic performance goals, and industry practices and norms. After discussion and deliberation, our Compensation Committee approved our management’s recommendations. Details of the options granted in 2006 can be found in the Grants of Plan-Based Awards table.

In addition, as disclosed elsewhere in this Form 10-K, the measurement dates for determining the accounting treatment of certain historical stock option grants differed from the measurement dates we used in preparing our consolidated financial statements. As a result, we needed to determine a new measurement date of certain option grants. Also, as a result of the change in the measurement dates of certain stock option grants, certain options vesting subsequent to December 2004 result in non-qualified deferred compensation for purposes of Section 409A of the Code, and holders are subject to an excise tax on the value of the options in the years in which they vest. To avoid these adverse tax consequences, prior to December 31, 2006, we and our named executive officers agreed to amend their affected stock options to increase the applicable exercise price to the fair market value of our common stock on the revised measurement date. In connection with the filing of our restated financial statements in this Form 10-K, we have finalized these new exercise prices. We will not compensate our named executive officers for any increase in the exercise price that may arise as a result of this amendment. We have also concluded that it is probable that we will implement a plan to assist  affected employees, other than our named executive officers, for the amount of this tax, or adjust the terms of the original option grant, which would also have financial statement ramifications.

In addition, our management, along with our Board of Directors, has implemented changes during the fourth quarter of 2006  to our option granting process for the timing, approval and pricing of stock option grants as detailed below:

•       All option grants to our employees must be approved in minuted meetings of our Compensation Committee;

•       The exercise price of each stock option will be the closing price on the date of our Compensation Committee meeting;

•       In advance of each meeting, our Compensation Committee will receive information from our management, including, but not limited to, information related to the number of options in the pool and a recommendation of option recipients, including the number of options for each recommended recipient;

•       All option grants other than new hire grants will be granted at the same time each year;

•       If our Compensation Committee agrees to a grant date other than the ordinarily prescribed time, the grants must be approved in a minuted meeting of our Compensation Committee; and

•       Every offer letter for new hires must state that each option is subject to approval by our Compensation Committee and that the exercise price of option grants will be the closing price on the date of approval by our Compensation Committee;

Severance and Change in Control Arrangements

We entered into arrangements to provide a competitive total compensation package for all of our named executive officers and to provide them with a level of security in the event of a change-in-control to minimize creating conflicting interests between the executive and our company.

Each arrangement provides compensation elements and payments that would be made, and vesting acceleration that would occur, in the event of certain types of executive terminations.

Each officer’s employment may be terminated at any time with or without cause and each officer may voluntarily resign at any time with or without good reason. A detailed description of the arrangements and payouts associated with these agreements is provided in this Item 11 under the caption “Potential Payments Upon Termination or Change in Control.”

Perquisites and Benefits

We do not offer our executives any perquisites and all benefits received by executives are provided under the same terms and conditions as to our other employees, including health and dental coverage, group term life insurance, disability programs and matching contributions to our 401(k) plan.

2007 Compensation

•       2007 Base Salaries.

Our management made recommendations to our Compensation Committee of larger salary increases for our executive officers and smaller bonus opportunities as a percentage of base salary for 2007 to bring our compensation program more in line with the competitive marketplace. In reviewing our management’s proposal, our Compensation Committee considered a variety of factors including existing salary levels, competitor pay practices from both survey data and information publicly available, the four-year salary freeze on executives, internal equity, and 2006 corporate and individual performance. After discussion and deliberation, our Compensation Committee ultimately approved our management’s recommendations as detailed below:

Name	Title	2006 Base Salary	2007 Base Salary
Ofer Gneezy	Pesident & Chief Executive Officer	$208,000	$350,000
Gordon VanderBrug	Executive Vice President	$187,000	$300,000
Paul Floyd	VP Engineering & Operations	$185,000	$225,000
Dan Powdermaker	SVP, Worldwide Sales	$154,500	$180,000
Richard Tennant	SVP Finance & Chief Financial Office	$185,000	$250,000

•       2007 Bonus Targets.

As discussed above, management made recommendations to our Compensation Committee relating to generally providing smaller bonus opportunities as a percentage of base salary for 2007 to bring our compensation program more in line with the competitive marketplace. As was the case for 2006 bonuses, the actual payouts for 2007 will depend on the level of achievement of the net income goals in the 2007 financial plan approved by our Board of Directors. After discussion and deliberation, our Compensation Committee ultimately approved our management’s recommendations as detailed below:

Name	Title	2006 Target Bonus	2007 Target Bonus
Ofer Gneezy	Pesident & Chief Executive Officer	$400,000	$350,000
Gordon VanderBrug	Executive Vice President	$360,000	$300,000
Paul Floyd	VP Engineering & Operations	$200,000	$190,000
Dan Powdermaker	SVP, Worldwide Sales	$81,000	$90,000
Richard Tennant	SVP Finance & Chief Financial Office	$200,000	$190,000

On January 15, 2007, our Board of Directors approved our Compensation Committees’ recommendations relating to the 2006 annual bonus payouts and 2007 base salaries and bonus targets.

Impact of Tax and Accounting on Executive Compensation

Section 162(m) of the Internal Revenue Code (“the Code”), limits the tax deduction to $1 million for compensation paid to certain executives of public companies. This deduction limitation does not apply to compensation that constitutes “qualified performance-based compensation” within the meaning of Section 162(m) of the Code and the regulations promulgated thereunder. In any case, the combined salary and bonus of each executive officer has been below the $1 million limit. Our Compensation Committee’s present intention is to structure executive compensation to minimize the application of the deduction limitation of Section 162(m) of the Code unless it feels that the necessary changes in our accounting methods in order to do so would not be in our best interest or in the best interest of our  shareholders.

Our Compensation Committee has considered the impact of FAS 123R on our compensation program, but determined that stock options are still the best long-term incentive instrument for us because we believe that stock options are more appreciated and understood by our management team than other types of equity-based compensation and we were concerned about the tax implications of other forms of equity. We will continue to review compensation strategies and may implement additional approaches at some point in the future.

Compensation Committee Interlocks and Insider Participation

No member of our Compensation Committee is currently an officer or employee of ours. Mr. Gneezy was formerly a member of our Compensation Committee until August, 2005. None of our executive officers served as a member of the Board of Directors or compensation committee of any other entity that has one or more executive officers serving as a member of our Board of Directors or our Compensation Committee.

COMPENSATION COMMITTEE REPORT

The Compensation Committee of our Board of Directors has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K, which appears elsewhere in this Annual Report on Form 10-K, with our management. Based on this review and discussion, the Compensation Committee has recommended to our Board of Directors that the Compensation Discussion and Analysis be included in our Annual Report on Form 10-K.

Members of iBasis, Inc.
Compensation Committee:

Charles N. Corfield
Charles M. Skibo

EXECUTIVE COMPENSATION

The following table summarizes aggregate amounts paid by or accrued by our company for the fiscal year ended December 31, 2006 for services rendered by our named executive officers.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)(2)		All Other Compensation ($)(3)	Total ($)
Ofer Gneezy	2006	$208,000	$60,485	$132,000		$4,400	$404,885
President & Chief Executive Officer
Gordon VanderBrug	2006	$187,000	$60,485	$118,800		$4,400	$370,685
Executive Vice President
Paul Floyd	2006	$185,000	$48,341	$112,387		$4,400	$350,128
Senior Vice President, Engineering & Operations
Dan Powdermaker	2006	$154,500	$48,341	$133,326	(4)	$4,400	$340,567
Senior Vice President, Worldwide Sales
Richard Tennant	2006	$185,000	$48,341	$112,387		$4,400	$350,128
Senior Vice President, Finance & Chief Financial Officer

(1)          Represents the proportionate amount of the total fair value of option awards recognized by us as an expense in 2006 for financial accounting purposes. The fair values of these awards and the amounts expensed in 2006 were determined in accordance with Financial Accounting Standards Board Statement of Financial Accounting Standards No. 123 (revised 2004) Share-Based Payment (FAS 123R). The awards for which expense is shown in this table include the awards described in the Grants of Plan-Based Awards Table, as well as awards granted in previous years for which we continued to recognize expense in 2006. See Note 4 to our Consolidated Financial Statements for details as to the assumptions used to determine the fair value of the option awards.

(2)          Reflects the actual amounts earned during fiscal year 2006 under our 2006 executive officer bonus plan, although paid in 2007.

(3)          Reflects the 401(k) match that is available to all of our employees.

(4)          Reflects the sum of Mr. Powdermaker’s quarterly payouts under the 2006 bonus plan ($40,500) and his monthly sales commissions paid pursuant to his 2006 sales commission plan ($92,826).

Grants of Plan-Based Awards

The following table shows information regarding grants of equity awards during the fiscal year ended December 31, 2006 to our executive officers named in the Summary Compensation Table above.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards			All Other Stock Awards: Number of Securities	Exercise or Base Price of	Grant Date Fair Value of Stock
		Threshold	Target	Maximum	Underlying	Option Awards	and Option
Name	Grant Date(1)	($)	($)	($)	Options (#)	($/Sh)(2)	Awards
Ofer Gneezy		$0	$400,000	$800,000
	3/29/2006				26,667	$6.54	$151,735
Gordon VanderBrug		$0	$360,000	$720,000
	3/29/2006				26,667	$6.54	$151,735
Paul Floyd		$0	$200,000	$400,000
	3/29/2006				16,667	$6.54	$94,835
Dan Powdermaker		$0	$81,000	$162,000
			$81,000
	3/29/2006				16,667	$6.54	$94,835
Richard Tennant		$0	$200,000	$400,000
	3/29/2006				16,667	$6.54	$94,835

(1)          Reflects the SFAS 123R date of the grant.

(2)          As required under our Stock Plan, these stock options were granted with an exercise price equal to the closing price of our common stock on the date of grant. The March 29, 2006 option grants were not included in the restatement of our stock based compensation.

Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table

The compensation paid to our named executive officers in 2006 summarized in our Summary Compensation Table above is determined in accordance with employment agreements and letter agreements that we have entered into with each of our named executive officers. These agreements provided a compensation package, including severance benefits, to our named executive officers. The material terms of these agreements are discussed under the caption “Compensation Discussion and Analysis—Employment and Change in Control Agreements” and “Potential Payments Upon Termination or Change in Control.”

On March 15, 2006, we adopted our 2006 executive officer bonus plan.

Payouts under the 2006 bonus plan are dependent on achievement towards the net income goal in our 2006 financial plan, although our Compensation Committee had the discretion to amend the goal. The payouts from the plan are linear up to 100% of the net income goal in our 2006 financial plan, so that 100% of the bonus target would be paid at 100% achievement of the net income goal in our 2006 financial plan. For performance from 100% of the net income goal in the 2006 financial plan up to 150% of the net income goal in the 2006 financial plan, the bonus payout would increase linearly from 100% of the bonus target to 200% of the bonus target. The maximum bonus that can be paid is 200%. The table below demonstrates various payouts for various performance levels in the plan:

Achievement Towards 2006 Financial Plan Net Income Goal	Percentage of Bonus Target Paid Out
0%	0%
50%	50%
100%	100%
125%	150%
150%	200%

Mr.  Powdermaker’s incentive compensation also includes a commission opportunity with a target payment of $81,000 at 100% achievement of 2006 wholesale gross profit quota where the actual amount paid is dependent on the percentage achievement of monthly quota amounts.

The options granted to our named executive officers in 2006 summarized in our Grants of Plan-Based Awards Table were granted pursuant to our Stock Plan. These options were granted with an exercise price equal to the fair market value of our common stock on the stated date of grant. All of the options granted in 2006 vest quarterly over a period of four years in sixteen installments of 6.25% of the options granted and have a ten year term.

As a result of the review of our historic stock option granting practices and related accounting determinations, we agreed in December 2006 to amend certain options granted to our named executive officers after October 3, 2004 or that vest after December 31, 2004, and that have an exercise price that is less than the fair market value of our common stock on the redetermined date of grant. These amendments increase the option exercise price to the fair marke value on the redetermined date of grant and there was no consideration from us to our named executive officers for these amendments. In connection with the filing of our restated financial statements in this Form 10-K, we have finalized these new exercise prices.

Outstanding Equity Awards

The following table shows grants of stock options outstanding on December 31, 2006, the last day of the fiscal year, held by each of the executive officers named in the Summary Compensation Table above.

	Option Awards(1)
	Number of	Number of	Equity Incentive Plan Awards
	Securities Underlying Unexercised Options(#)	Securities Underlying Unexercised Options(#)	Number of Securities Underlying Unearned	Option Exercise		Option
Name	Exercisable	Unexercisable	Options(#)	Price($)		Expiration Date
Ofer Gneezy	26,667	0	0	$3.30		12/03/2008
	9,752	0	0	$44.55		05/25/2010
	3,582	0	0	$44.55		05/25/2010
	6	0	0	$2.16		11/15/2011
	16,661	0	0	$2.16		11/15/2011
	20,000	7,501	0	$3.18	(2)	08/11/2013
	10,004	0	0	$2.64		08/11/2013
	1,248	468	0	$3.18	(2)	08/11/2013
	780	0	0	$2.64		08/11/2013
	833	0	0	$6.36		09/14/2014
	6,667	5,834	0	$7.05	(2)	09/14/2014
	5,000	21,667	0	$6.54		03/29/2016
Gordon VanderBrug	20,000	0	0	$3.30		12/03/2008
	9,166	0	0	$40.50		05/25/2010
	834	0	0	$40.50		05/25/2010
	2	0	0	$2.16		11/15/2011
	16,665	0	0	$2.16		11/15/2011
	20,000	7,500	0	$3.18	(2)	11/15/2011
	10,001	0	0	$2.64		08/11/2013
	2,499	0	0	$2.64		08/11/2013
	6,667	5,834	0	$7.05	(2)	09/14/2014
	833	0	0	$6.36		09/14/2014
	5,000	21,667	0	$6.54		03/29/2016
Paul Floyd	20,000	0	0	$2.16		11/15/2011
	22,395	0	0	$3.72		06/24/2013
	35,939	0	0	$3.72		06/24/2013
	16,667	6,251	0	$3.18	(2)	08/11/2013
	10,416	0	0	$2.64		08/11/2013
	833	0	0	$6.36		09/14/2014
	6,667	5,834	0	$7.05	(2)	09/14/2014
	3,125	13,542	0	$6.54		03/29/2016

Dan Powdermaker	10,000	0	0	$2.16		11/15/2011
	12,500	0	0	$3.72		06/24/2013
	4,167	0	0	$3.72		06/24/2013
	2,187	0	0	$3.72		06/24/2013
	21,147	0	0	$3.72		06/24/2013
	16,667	6,251	0	$3.18	(2)	08/11/2013
	10,416	0	0	$2.64		08/11/2013
	833	0	0	$6.36		09/14/2014
	6,667	5,834	0	$7.05	(2)	09/14/2014
	3,125	13,542	0	$6.54		03/29/2016
Richard Tennant	37,500	0	0	$2.16		11/15/2011
	12,500	0	0	$5.10	(2)	11/15/2011
	16,667	6,251	0	$3.18	(2)	08/11/2013
	10,416	0	0	$2.64		08/11/2013
	833	0	0	$6.36		09/14/2014
	6,667	5,834	0	$7.05	(2)	09/14/2014
	3,125	13,542	0	$6.54		03/29/2016

(1)          All outstanding stock option grants vest in quarterly increments over a four-year period.

(2)          Reflects revised exercise price of stock options amended as of December 2006.

Option Exercises

No options to purchase our common stock were exercised by our executive officers named in the Summary Compensation Table above during the fiscal year ended December 31, 2006

Pension Benefits

We do not have any qualified or non-qualified defined benefit plans.

Nonqualified Deferred Compensation

We do not have any non-qualified defined contribution plans or other deferred compensation plans.

Potential Payments Upon Termination or Change in Control

Mr. Gneezy and Dr. VanderBrug

The terms of our employment agreements with Ofer Gneezy, our President and Chief Executive Officer, and Gordon VanderBrug, our Executive Vice President, in addition to providing for a base salary in amounts to be determined by our Compensation Committee and for the potential to receive an annual bonus at the discretion of our Compensation Committee, also provide that in the event that we terminate each executive officer’s employment without cause, or if each executive officer resigns for good reason, then the terminated or terminating executive officer is entitled to continuation of his base salary and his health benefits for one year. Further, in the event of an acquisition or change in control, the executives’

options and restricted shares, if any, automatically become fully vested immediately prior to the event, and each option remains exercisable until the expiration of the option or until it sooner terminates in accordance with its terms.

For purposes of these employment agreements, an acquisition is defined as (i) a meger, consolidation or similar transaction in which securities possessing more than 50% of the total combined voting power of our outstanding securities are transferred to a person or persons different from the person who held those securities immediately prio to such transaction, or (ii) the sale, transfer, or other disposition of all or substantially all of our assets to one or more persons (other than our wholly-owned subsidiary) in a single transaction or series of related transactions.

For purposes of these employment agreements, a change in control is defined as a change in ownership or control of our company effected because either (i) a person or related group of persons (other than us or a person that directly or indirectly controls, is controlled by, or is under common control with us) directly or indirectly acquires beneficial ownership (determined pursuant to Rule 13d-3 promulgated under the Exchange Act) of securities possessing more than 50% of the total combined voting power of our outstanding seucirites pursuant to a tender or exchange offer made directly to our stockholders or (ii) over a period of 36 consecutive months or less, a change in the composition of our Board of Directors occurs such that a majority of our Board of Directors ceases, by reason of one or more proxy contests for the elction of directors to be composed of indviduals who either (A) have been members of our Board of Directors continuously since the beginning of such period, or (B) have been elected or nominated for election as members of our Board of Directors during such period by at least a majority of our Board of Directors who were still in office at the time such electon or nomination was approved by our Board of Directors.

Messrs. Floyd, Powdermaker and Tennant

The terms of our letter agreements with Messrs. Floyd, Powdermaker, and Tennant for serving in their respective capacities provide that if, within six months following an acquisition or change of control, we terminate any of these executive officers, without cause, or if any of these executive officers resigns for good reason, then we are obligated to pay the terminated or terminating executive officer his base salary for nine months and his stock options immediately vest and become exercisable. Mr. Powdermaker would also be entitled to continuation of his health benefits for the nine month period.

The following tables summarize payments to our named executive officers assuming a termination as of the last day of our fiscal year 2006.

	Severance Payable Upon a Termination Without Cause or For Good Reason(1)		Accelerated Vesting of Equity Upon a Change in Control(2)
Officer	Cash Severance	Health Insurance Benefits	Value of Vested Equity	Value of Accelerated Unvested Equity	Total
Ofer Gneezy	$208,000	$8,892	$457,895	$101,650	$776,437
Gordon VanderBrug	$187,000	$11,441	$425,969	$98,902	$723,312

(1)          In the event of termination without cause or by the executive for good reason, the executive is entitled to 12 months base salary continuation (which is mitigated dollar for dollar in the event the executive begins new employment) and 12 months of health insurance continuation.

(2)          Reflects the excess of the fair market value over the exercise price of all vested and unvested outstanding stock options based on a stock price of $8.50 as of 12/29/2006. Any unvested and outstanding equity awards held by the executive will become 100% vested upon a change-in-control.

	Severance Payable Upon a Termination Without Cause or For Good	Accelerated Vesting of Equity Upon a Termination Following a Change in Control(1)
Officer	Reason Following a Change in Control $	Value of Vested Equity(2)	Value of Accelerated Unvested Equity	Total
Paul Floyd	$138,750	$586,518	$75,658	$800,926
Dan Powdermaker	$115,875	$435,486	$75,658	$627,019
Richard Tennant	$138,750	$497,881	$75,658	$712,289

(1)          If the executive is terminated without cause or resigns for good reason within 6 months of a change in control, any unvested and outstanding equity awards held by the executive will become 100% vested.

(2)          Reflects the excess of the fair market value over the exercise price of all vested and unvested outstanding stock options based on a stock price of $8.50 as of 12/29/2006.

(3)          The cost of providing continuation of Mr. Powdermakers health benefits for 9 months would be $12,151.

Compensation of Directors

In 2006, each of our non-employee independent directors earned $15,000 in cash compensation and 20,000 stock options vesting in a series of four installments of 25%, with the first installment exercisable immediately and with each additional installment to become exercisable at each of the next three annual shareholder meetings for their services as directors. Neither Mr. Gneezy nor Dr. VanderBrug received additional compensation for serving as our directors. The directors who do not live in the Boston Metropolitan area were also reimbursed for travel expenses. We maintain directors’ and officers’ liability insurance and our by-laws provide for mandatory indemnification of directors and officers to the fullest extent permitted by Delaware law. In addition, our certificate of incorporation limits the liability of directors to either our company or our shareholders for breaches of the directors’ fiduciary duties to the fullest extent permitted by Delaware law.

For 2007, our Board of Directors approved a modified director compensation package that will pay the following cash to our directors:

•       $20,000 annual retainer for service on our Board of Directors.

•       $10,000 annual retainer for service on our Audit Committee.

•       $5,000 annual retainer for service on our Compensation Committee.

•       A special one-time payment for each Special Committee member in connection with the review of our prior stock option grant practices in the amounts of $50,000 for Mr. King and $25,000 for Mr. Brumley.

On May 10, 2007 each of our non-employee directors received a grant of 15,000 stock options that vest in full on May 10, 2008; provided that accelerated vesting shall occur with respect to the options granted to a director who ceases to be a director upon the closing of the Share Purchase and Sale Agreement with KPN.

Director Compensation Paid for Fiscal Year 2006

The table below summarizes all compensation paid to directors during fiscal year 2006.

Name	Fees Earned or Paid in Cash ($)	Option Awards($)(1)(2)	Total ($)
Charles Corfield(4)	$15,000	$78,644	$93,644
Charles Skibo	$15,000	$78,644	$93,644
Frank King	$15,000	$78,644	$93,644
David Lee	$15,000	$76,615	$91,615
Robert Brumley	$15,000	$126,780	$141,780

(1)          Represents the proportionate amount of the total fair value of stock option awards recognized by us as an expense in 2006 for financial accounting purposes. The fair values of these awards and the amounts expensed in 2006 were determined in accordance with Financial Accounting Standards Board Statement of Financial Accounting Standards No.123 (revised 2004) Share-Based Payment (FAS 123R). The awards for which expense is shown in this table include the awards granted in 2006, as well as awards granted in previous years for which we continued to recognize expense in 2006. See Note 4  to our Consolidated Financial Statements for details as to the assumptions used to determine the fair value of the option awards.

(2)          All Directors received a grant of 20,000 stock options on April 3, 2006. The fair value of each of these awards determined under FAS 123R was $103,400.

As a result of the review of our historic stock option granting practices and related accounting determinations, we agreed in December 2006 to amend certain options granted to our directors after October 3, 2004 or that vest after December 31, 2004, and that have an exercise price that is less than the fair market value of our common stock on the redetermined date of grant. These amendments increase the option exercise price to the fair marke value on the redetermined date of grant and there was no consideration from us to our directors for these amendments. In connection with the filing of our restated financial statements in this Form 10-K, we have finalized these new exercise prices.

The following table shows grants of stock options outstanding on December 31, 2006, the last day of the fiscal year, held by each of our directors named in the director compensation table above.

	Option Awards[1]
			Equity Incentive Plan Awards
	Number of Securities Underlying Unexercised Options(#)	Number of Securities Underlying Unexercised Options(#)	Number of Securities Underlying Unearned Options	Option Exercise		Option Expiration
Name	Exercisable	Unexercisable	(#)	Price($)		Date
Charles Corfield	13,334	0	0	$15.00		09/09/2009
	13,334	0	0	$2.16		11/15/2011
	13,333	6,667	0	$3.18	(2)	08/11/2013
	6,667	0	0	$2.64		08/11/2013
	10,000	10,000	0	$7.14	(2)	04/03/2016
Charles Skibo	26,667	0	0	$15.00		09/09/2009
	13,334	0	0	$2.16		11/15/2011
	16,667	0	0	$3.06		11/19/2011
	13,333	6,667	0	$3.18	(2)	08/11/2013
	6,667	0	0	$2.64		08/11/2013
	10,000	10,000	0	$7.14	(2)	04/03/2016
Frank King	26,667	0	0	$9.30		06/20/2011
	16,667	0	0	$2.16		11/15/2011
	13,333	6,667	0	$3.18	(2)	08/11/2013
	6,667	0	0	$2.64		08/11/2013
	10,000	10,000	0	$7.14	(2)	04/03/2016
David Lee	26,667	0	0	$2.07		05/09/2012
	6,666	3,334	0	$3.18	(2)	08/11/2013
	3,334	0	0	$2.64		08/11/2013
	10,000	10,000	0	$7.14	(2)	04/03/2016
Robert Brumley	13,334	13,333	0	$7.71		09/20/2015
	10,000	10,000	0	$7.14	(2)	04/03/2016

(1)          All outstanding stock option grants vest in quarterly increments over a four-year period.

(2)          Reflects revised exercise price of  stock options amended as of December 2006.

Item 12.                 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following table provides information as of December 31, 2006 with respect to the shares of our Common Stock that may be issued under our existing equity compensation plan.

Plan Category	Number of securities to be issued upon exercise of outstanding options (a)	Weighted-average exercise price of outstanding options (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders(1)	2,404,096	$5.18	1,312,272
Equity compensation plans not approved by security holders	0	N/A	0
Total	2,404,096	$5.18	1,312,272

(1)          Consists of the Company’s Amended and Restated 1997 Stock Incentive Plan.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding beneficial ownership of our common stock by:

•       each person we know owns beneficially more than five percent (5%) of our common stock;

•       each of our directors;

•       each of our named executive officers; and

•       all directors and named executive officers as a group.

Beneficial ownership is determined in accordance with the rules and regulations of the SEC and includes voting or investment power with respect to the securities. In computing the number of shares beneficially owned by a person and the percentage of ownership of that person, shares of common stock subject to options and warrants held by that person that are currently exercisable or exercisable within 60 days of June 1, 2007 are deemed to be outstanding for the purpose of computing the percentage ownership of such individual or group. These shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person. Percentage of ownership is based on 33,467,841 shares of common stock outstanding on June 1, 2006. Except as indicated in the footnotes to this table and pursuant to applicable community property laws, each shareholder named in the table has sole voting and investment power with respect to the shares set forth opposite the shareholder’s name. Unless otherwise indicated, the address for each shareholder is c/o iBasis, Inc., 20 Second Avenue, Burlington, Massachusetts 01803.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership Number	Percent of Class
LC Capital Master Fund, Ltd.(1)	3,322,959	9.93%
c/o Trident Fund Services (B.V.I.) Limited P.O. Box 146 Waterfront Drive Wickhams Cay Road Town, Tortola British Virgin Islands
Lampe, Conway & Co., LLC Steven G. Lampe Richard F. Conway 680 Fifty Avenue Suite 1202 New York, NY 10019
Singer Children’s Management Trust(2)	2,415,178	7.05%
c/o Romulus Holdings, Inc. 560 Sylvan Ave Englewood Cliffs, NJ 07632
Loeb Partners Corporation(3)	1,692,291	5.06%
61 Broadway New York, NY 10006
Koninklijke KPN N.V.(4)	8,123,484	19.53%
KPN Telecom B.V. Maanplein 55 2516 CK The Hague The Netherlands
Ofer Gneezy(5)	1,480,323	4.41%
Gordon J. VanderBrug(6)	627,341	1.87%
Charles N. Corfield(7)	536,474	1.60%
Charles Skibo(8)	118,335	*
David Lee(9)	80,001	*
W. Frank King(10)	100,251	*
Robert H. Brumley(11)	61,667	*
Richard G. Tennant(12)	101,625	*
Paul H. Floyd(13)	133,959	*
Dan Powdermaker(14)	104,087	*
Mark S. Flynn(15)	—	*
All executive officers and directors as a group (11 persons)(16)	3,344,063	9.71%

                 * Represents less than 1% of the outstanding shares of common stock.

       (1) According to a Schedule 13G Amendment filed with the SEC on February 7, 2007.

       (2) According to a Schedule 13G Amendment filed with the SEC on February 14, 2007, shares consist of (i) 1,633,283 shares of common stock, (ii) warrants to purchase 222,033 shares of common stock at an exercise price of $1.95 per share, (iii) warrants to purchase 481,529 shares of common stock at an exercise price of $5.55 per share, and (iv) warrants to purchase 78,333 shares of common stock at an exercise price of $6.30 per share.

       (3) According to information contained in a Schedule 13D filed with the SEC on June 29, 2006, and excludes the number of shares issuable upon exercise of warrants within 60 days of June 20, 2006.

       (4) According to a Schedule 13D filed with the SEC on June 29, 2006, pursuant to the Voting Agreements (described in the section titled, “Changes in Control” below), KPN Telecom may be deemed to have shared voting or dispositive power with respect to: (i) 1,399,992 shares with Mr. Ofer Gneezy (includes 16,667 shares held by The Ofer Gneezy 1999 Family Trust for the benefit of Mr. Gneezy’s children for which Mr. Gneezy disclaims beneficial ownership of the shares of common stock held by The Ofer Gneezy 1999 Family Trust, and 93,543 shares subject to stock options exercisable within 60 days of June 20, 2006); (ii) 553,729 shares with Dr. Gordon VanderBrug (includes 392,448 shares held by the G.J. & C.E. VanderBrug Family Limited Partnership for which Dr. VanderBrug disclaims beneficial ownership of the shares held by the G.J. & C.E. VanderBrug Family Limited Partnership, and 84,166 shares subject to stock options exercisable within 60 days of June 20, 2006); (iii) 2,270,161 shares with LC Capital Master Fund, Ltd. (excludes the number of shares issuable upon exercise of warrants within 60 days of June 20, 2006); (iv) 1,692,291 shares with Loeb Partners Corporation (excludes the number of shares issuable upon exercise of warrants within 60 days of June 20, 2006); and (v) 2,207,311 shares with Singer Chidren’s Management Trust (excludes the number of shares issuable upon exercise of warrants within 60 days of June 20, 2006). KPN and KPN Telecom (i) are not entitled to any rights as a stockholder of the Company as to the shares of common stock listed above, except pursuant to the proxies granted under the Voting Agreements, and (ii) disclaim any beneficial ownership of the shares of common stock listed above.

       (5) Includes 111,512 shares of common stock issuable upon exercise of options within 60 days of June 1, 2007. Also includes 16,667 shares held by The Ofer Gneezy 1999 Family Trust for the benefit of Mr. Gneezy’s children. Mr. Gneezy disclaims beneficial ownership of the shares held by the Ofer Gneezy 1999 Family Trust.

       (6) Includes 101,667 shares of common stock issuable upon exercise of options within 60 days of June 1, 2007. Also includes 392,449 shares held by the G.J. & C.E. VanderBrug Family Limited Partnership. Dr. VanderBrug disclaims beneficial ownership of the shares held by the G.J. & C.E. VanderBrug Family Limited Partnership, except to the extent of his pecuniary interest therein. Does not include 9,744 shares of Common Stock held by Dr. VanderBrug’s spouse of which shares Dr. VanderBrug disclaims beneficial ownership.

       (7) According to a Form 4 filed with the SEC on May 14, 2007, includes 88,335 shares of Common Stock issuable upon exercise of options within 60 days of May 14, 2007. Also includes 448,139 shares held by the Charles N. Corfield Trust u/a/d 12/19/91, revised and amended 10/19/04, a revocable trust of which Mr. Corfield is the sole trustee.

       (8) According to a Form 4 filed with the SEC on May 14, 2007, includes 118,335 shares of common stock issuable upon exercise of options within 60 days of May 14, 2007.

       (9) According to a Form 4 filed with the SEC on May 14, 2007, includes 75,001 shares of common stock issuable upon exercise of options within 60 days of May 14, 2007.

(10) According to a Form 4 filed with the SEC on May 14, 2007, includes 100,001 shares of common stock issuable upon exercise of options within 60 days of May 14, 2007.

(11) According to a Form 4 filed with the SEC on May 14, 2007, includes 61,667 shares of common stock issuable upon exercise of options within 60 days of May 14, 2007.

(12) Includes 95,625 shares of common stock issuable upon exercise of options within 60 days of June 1, 2007.

(13) Includes 123,959 shares of common stock issuable upon exercise of options within 60 days of June 1, 2007.

(14) Includes 95,626 shares of common stock issuable upon exercise of options within 60 days of June 1, 2007.

(15) See notes (5)–(14). Our remaining executive officer does not benefically own any shares of our common stock.

(16) Includes 971,728 shares of common stock issuable upon exercise of options within 60 days of June 1, 2007.

Item 13.                 Certain Relationships and Related Transactions, and Director Independence

Each of Mr. Gneezy and Mr. VanderBrug and collectively LC Capital Master Fund, Ltd., Loeb Partners Corporation and Singer Children’s Management Trust, together, the Stockholders, on the one hand and solely in their capacity as a stockholder of our company, and KPN, on the other hand, have entered into a Shareholder Voting Agreement, collectively, the Voting Agreements, with respect to certain shares of common stock beneficially owned by the Stockholders. The purpose of the Voting Agreements is to facilitate the transactions contemplated by the Share Purchase between us and KPN.

Pursuant to the Share Purchase Agreement, KPN has agreed to acquire a number of newly issued shares of common stock such that after such issuance KPN will own 51% of the shares of our common stock on a fully-diluted basis, in exchange for: (i) all of the issued and outstanding shares of a newly created subsidiary of KPN, which will be a private limited liability company organized under the laws of the Netherlands, or the New Subsidiary, (ii) all of the issued and outstanding shares of a U.S. subsidiary of an affiliate of the New Subsidiary and (iii) U.S. $55,000,000 in cash. Our stockholders of record immediately following to the closing of the transactions will receive a dividend of $113,000,000 following the closing of the transactions.

Pursuant to the Voting Agreements, each of the Stockholders agreed, among other things and subject to certain restrictions, to vote (or cause to be voted) all of the shares of common stock owned by each Stockholder (a) in favor of the approval of the issuance of the Transaction Shares and (b) against any proposal, action or transaction involving us or any of our subsidiaries or any of our stockholders, which proposal, action or transaction would in any manner impede, frustrate, prevent or delay the consummation of the transactions contemplated by the Share Purchase Agreement or change in any manner the voting rights of the holders of the shares of our capital stock.

Each of Mr. Gneezy and Mr. VanderBrug has also granted KPN an irrevocable proxy to vote their shares of  common stock as provided for in the applicable Voting Agreement. Each proxy will automatically expire upon the termination of each Voting Agreement. Each Voting Agreement will terminate upon the earlier (subject to extension in certain circumstances) to occur of (i) the closing of the transactions contemplated by the Share Purchase Agreement and (ii) the termination of the Share Purchase Agreement in accordance with its terms.

Our board of directors has adopted a resolution to amend our by-laws effective at the closing of the transactions contemplated by the Share Purchase Agreement. Such by-laws, once effective, will include certain agreed upon governance mechanics.

Item 14.                 Principal Accounting Fees and Services

Audit and Non-Audit Fees

The following table presents fees for audit services rendered by Deloitte & Touche for the audit of our annual financial statements for the years ended December 31, 2006 and 2005 and fees billed for other services rendered by Deloitte & Touche during those periods.

In thousands	Fiscal 2006	Fiscal 2005
Deloitte & Touche, LLP
Audit Fees(1)	$1,407	$835
Audit-Related Fees(2)	417	10
Tax Fees(3)	95	97
Other fees	—	—
Total	$1,919	$942

(1)          Audit Fees—Audit fees billed to us by Deloitte & Touche for auditing our annual financial statements and internal controls, reviewing the financial statements included in iBasis’ Quarterly Reports on Form 10-Q, and auditing the restatement of our prior period financial statements.

(2)          Audit-Related Fees—Audit-related fees billed to us by Deloitte & Touche include fees related to financial due diligence performed on our behalf and review of the accounting related to the proposed transaction with KPN.

(3)          Tax Fees—Tax fees billed to us by Deloitte & Touche include fees related to the preparation of our tax returns and tax advice.

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
2.1

Share Purchase and Sale Agreement between the Registrant and KPN Telecom B.V. dated as of June 21, 2006 (incorporated by reference from Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed August 9, 2006 (file no. 000-27127)).

2.2

Amendment No. 1 to Share Purchase and Sale Agreement between the Registrant and KPN Telecom B.V.dated as of December 18, 2006 (incorporated by reference from Exhibit 10.1 to the Registration’s Current Report on Form 8-K filed December 18, 2006 (file no. 000-27127)).

2.3

Amendment No. 2 to Share Purchase and Sale Agreement between the Registrant and KPN Telecom B.V. dated as of April 27, 2007 (incorporated by reference from Exhibit 10.1 to the Registration’s Current Report on Form 8-K filed April 27, 2007 (file no. 000-27127)).

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

10.70

Form of Common Stock Purchase Warrant issued by the Registrant pursuant to the terms of the Securities Purchase Agreement, dated as of September 24, 2004, by and among the Registrant and the Purchasers (as defined therein) to each of the Purchasers (incorporated by reference from Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated September 24, 2004 (file no. 000-27127)).

10.71

Common Stock Purchase Warrant issued by the Registrant to Tejas Securities Group, Inc. on September 24, 2004. (incorporated by reference from Exhibit 10.70 to the Registrant’s Form S-1 (file no. 333-119796), filed October 18, 2004.

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

10.75	Letter between the Registrant and Dan Powdermaker, dated July 10, 2002.
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certificate of iBasis, Inc. Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certificate of iBasis, Inc. Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certificate of iBasis, Inc Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certificate of iBasis, Inc Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(b) Material Contracts filed as Exhibits
10.75	Letter between the Registrant and Dan Powdermaker, dated July 10, 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

iBASIS, INC.
June 8, 2007	By:	/s/ OFER GNEEZY
Ofer Gneezy President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Name	Title	Date
/s/ OFER GNEEZY	President and Chief Executive Officer and	June 8, 2007
Ofer Gneezy	Director (Principal Executive Officer)
/s/ GORDON J. VANDERBRUG	Executive Vice President and Director	June 8, 2007
Gordon J. VanderBrug
/s/ RICHARD G. TENNANT	Senior Vice President, Finance and	June 8, 2007
Richard G. Tennant	Chief Financial Officer (Principal Financial and Accounting Officer)
/s/ ROBERT H. BRUMLEY	Director	June 8, 2007
Robert H. Brumley
/s/ CHARLES N. CORFIELD	Director	June 8, 2007
Charles N. Corfield
/s/ W. FRANK KING	Director	June 8, 2007
W. Frank King
/s/ DAVID LEE	Director	June 8, 2007
David Lee
/s/ CHARLES M. SKIBO	Director	June 8, 2007
Charles M. Skibo