Form 10-Q
period 2007-03-31
IBASIS INC
filed 2007-06-28
CIK 1091756

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Explanatory Note

In this Quarterly Report on Form 10-Q (“Form 10-Q”), we are restating our condensed consolidated statement of operations and cash flows for the three months ended March 31, 2006.   In our Annual Report on Form 10-K for the year ended December 31, 2006, we restated our consolidated financial statements as of December 31, 2005 and for each of the years ended December 31, 2005 and 2004, and quarterly data for 2005 and the first two quarters of 2006.  Our previously filed Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 which was affected by the restatement disclosed herein has not been amended and should not be relied on.

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

								Three Months Ended,	Six Months Ended
(000’s)	Year Ended December 31,							March 31	June 30,
Grant Date	2000	2001	2002	2003	2004	2005	Total	2006	2006
May 25, 2000	$1,540	$2,699	$3,028	$281	$135	$—	$7,683	$—	$—
Nov. 15, 2001			554	391	39	39	1,023
Aug. 11, 2003				47	185	162	394	20	40
All other grants	118	186	196	92	144	136	872	15	52
Total	$1,658	$2,885	$3,778	$811	$503	$337	$9,972	$35	$92

As a result of determining revised measurement dates, we have also recorded payroll withholding tax related adjustments for certain options previously classified as Incentive Stock Option (“ISO”) grants under the Internal Revenue Service Code of 1986, as amended (“the Code”).  Such options were determined to have been granted with an exercise price below the fair market value of our common stock on the revised measurement date. As a result, such options do not qualify for ISO tax treatment. The disqualification of ISO classification and the resulting conversion to Non-qualified Stock Option status results in additional withholding taxes on exercise of such options.  We have accordingly recorded a tax liability of $0.3 million and $0.5 million as of March 31, 2007 and December 31, 2006, respectively, in connection with the disqualification of such ISO tax treatment.

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

The following is a summary of the effects on net income of the adjustments related to the above errors (in thousands):

Year Ended December 31,	Stock-based compensation and related payroll tax withholding adjustments	Other adjustments	Total
	Increase (decrease) to net loss
2000	$1,661	$78	$1,739
2001	2,885	98	2,983
2002	3,778	(420)	3,358
2003	822	574	1,396
2004	613	175	788
2005	459	(97)	362
Total	$10,218	408	$10,626
	Decrease (increase) to net income
Three months ended March 31, 2006	63	(45)	18
Three months ended June 30, 2006	100	(74)	26

iBASIS, INC.
Index

Part I — Financial Information

Item 1.  Financial Statements

iBasis, Inc.

Condensed Consolidated Balance Sheets

(unaudited)

	March 31, 2007	December 31, 2006
	(in thousands, except per share data)
Assets
Cash and cash equivalents	$35,693	$35,525
Short-term marketable investments	18,482	18,546
Accounts receivable, net of allowance for doubtful accounts of $4,109 and $3,803, respectively	68,096	65,135
Prepaid expenses and other current assets	4,343	4,190
Total current assets	126,614	123,396

Property and equipment, at cost:
Network equipment	40,456	38,696
Equipment under capital lease	4,917	4,917
Computer software	10,417	9,837
Leasehold improvements	4,902	4,867
Furniture and fixtures	858	848
	61,550	59,165
Less: Accumulated depreciation and amortization	(47,070)	(45,307)
Property and equipment, net	14,480	13,858

Other assets	373	410
Total assets	$141,467	$137,664
Liabilities and Stockholders’ Equity
Accounts payable	$51,077	$48,638
Accrued expenses	40,938	37,302
Deferred revenue	10,028	10,709
Current portion of long-term debt	1,326	1,462
Total current liabilities	103,369	98,111

Long-term debt, net of current portion	472	755
Other long-term liabilities	1,823	1,417

Commitments and contingencies (Note 10)

Stockholders’ equity:
Common stock, $0.001 par value, authorized — 170,000 shares; issued — 34,292 and 34,286 shares, respectively	34	34
Treasury stock; 1,069 and 1,069, respectively, at cost	(4,358)	(4,358)
Additional paid-in capital	486,375	485,940
Accumulated other comprehensive income	1	3
Accumulated deficit	(446,249)	(444,238)
Total stockholders’ equity	35,803	37,381
Total liabilities and stockholders’ equity	$141,467	$137,664

The accompanying notes are an integral part of these condensed consolidated financial statements.

iBasis, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended March 31,
	2007	2006
		(as restated)(1)
	(in thousands, except per share data)
Net revenue	$145,771	$110,779
Costs and operating expenses:
Data communications and telecommunications (excluding depreciation and amortization)	130,439	96,462
Research and development	3,732	3,248
Selling and marketing	4,514	3,595
General and administrative	6,786	4,472
Depreciation and amortization	1,965	1,548
Restructuring costs	120	72
Total costs and operating expenses	147,556	109,397

(Loss) income from operations	(1,785)	1,382

Interest income	516	412
Interest expense	(51)	(94)
Other expenses, net	(188)	(47)
Foreign exchange loss, net	(80)	(17)

Loss before provision for income taxes	(1,588)	1,636

Provision for income taxes	(14)	(11)

Net (loss) income	$(1,602)	$1,625

Net (loss) income per share:
Basic	$(0.05)	$0.05
Diluted	$(0.05)	$0.05

Weighted average common shares outstanding:
Basic	33,218	33,257
Diluted	33,218	34,335

(1)             See Note 2, “Restatement of Condensed Consolidated Financial Statements,” of the Notes to Condensed Consolidated Financial Statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

iBasis, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended March 31,
	2007	2006
		(as restated)(1)
	(in thousands)
Cash flows from operating activities:
Net Income (loss)	$(1,602)	$1,625
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,965	1,548
Restructuring costs	120	72
Increase to allowance for doubtful accounts	300	300
Stock-based compensation	834	280
Increase in fair value of modified stock options held by former employees	106	—
Amortization of discount on short-term marketable securities	10	—
Changes in assets and liabilities:
Accounts receivable	(3,261)	(4,495)
Prepaid expenses and other current assets	(153)	(813)
Other assets	37	(7)
Accounts payable	1,594	2,975
Accrued expenses	2,534	2,815
Deferred revenue	(681)	1,000
Other long-term liabilities	(3)	(120)
Net cash provided by operating activities	1,800	5,180

Cash flows from investing activities:
Purchases of property and equipment	(1,304)	(1,105)
Purchases of available-for-sale short-term marketable investments	(8,850)	(6,938)
Maturities of available-for-sale short-term marketable investment	8,900	5,683
Net cash used in investing activities	(1,254)	(2,360)

Cash flows from financing activities:
Repurchases of common stock	—	(2,267)
Payments of principal on capital lease obligations	(419)	(387)
Proceeds from exercise of warrants	42	—
Proceeds from exercises of common stock options	—	211
Net cash used in financing activities	(377)	(2,443)
Effect of exchange rate changes on cash and cash equivalents	(1)	1
Net increase in cash and cash equivalents	168	378
Cash and cash equivalents, beginning of period	35,525	27,478
Cash and cash equivalents, end of period	$35,693	$27,856

Supplemental disclosure of cash flow information:
Interest paid	$51	$94
Supplemental disclosure of non-cash investing and financing activities:
Purchases of property and equipment in accounts payable at end of period	$845	$2,442
Modifications of stock options — reclassification from equity to liability award	$440	$—

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

Proposed Transaction with KPN B.V., a subsidiary of Royal KPN N.V.

On June 21, 2006, we entered into a Share Purchase and Sale Agreement with KPN B.V., formerly KPN Telecom B.V., (“KPN”), a subsidiary of Royal KPN N.V. and a private limited liability company organized under the laws of The Netherlands. Pursuant to the Share Purchase Agreement, we will acquire the shares of two subsidiaries of KPN and receive $55 million in cash from KPN in return for issuing to KPN that number of shares, of our common stock which, on a post issuance basis, represents 51% of the issued and outstanding shares of our common stock and outstanding in-the money stock options and warrants, or approximately 40 million shares. The two entities which we are acquiring from KPN encompass KPN’s international wholesale voice business.

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

Although we will be issuing shares of our common stock in acquiring the two subsidiaries of KPN, after the transaction is completed, KPN will hold a majority of our outstanding common stock. Accordingly, for accounting and financial reporting purposes, we will be treated as the accounting acquiree. Under the purchase method of accounting, our assets and liabilities will be, as of the date of the transaction, recorded at their fair value and added to the historical assets and liabilities of the two subsidiaries of KPN, including any amount for goodwill representing the difference between the deemed purchase price of iBasis and the fair value of our identifiable net assets.

We incurred merger related expenses of $3.0 million in 2006, consisting primarily of investment banking advisory services, legal and accounting fees. Merger related expenses in the first quarter of 2007 were insignificant and there were no merger related expenses in the first quarter of 2006. Such amounts have been expensed because we are the accounting acquiree. Our revenues from KPN for the first quarter of 2007 and 2006 were not material.

New Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109” (“FIN 48”), which we adopted effective January 1, 2007. The impact of FIN 48 is described in Note 8.

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

For each of our past stock option grants, we have determined a measurement date using the following criteria:

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

b)                                     If there was evidence of the date of signature for all of our Compensation Committee members, other than our Chief Executive Officer when he was a member of our Compensation Committee, the date that the last Compensation Committee member signed the UWC was determined to be the measurement date, provided the terms of the option grant, including exercise price and number of shares, were final on that date.

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

b)                                     If employees who were not Section 16 officers were included in the grant with Section 16 officers who filed a Form 3 or Form 4 and the number of shares attributable to employees who were not Section 16 officers were determined with finality at the time of the filing, we determined the measurement date to be the filing date of the Form 3 or Form 4 as it provided finality as to the exercise price

5)                                      If we did not have any corroborating evidence to indicate the date the stock option grant had been approved by all of the members of our Compensation Committee, and the filing of a Form 3 or Form 4 was not applicable, we looked for evidence that indicated the date on which the UWC was sent for signature, via email or fax, from us to the Compensation Committee members. If this evidence existed, we analyzed the number of days it took for Compensation Committee members to return the signed UWCs. A range of response time was determined by individual Compensation Committee member and used to develop a response time range for the Compensation Committee, as a group, during specific periods, as the composition of the Compensation Committee members changed over time. Based on this analysis, four different ranges were determined. The range of response times from Compensation Committee members varied from a minimum of 1 to 2 days, for which there was one instance, to a maximum of 0 to 91 days, for which there were two instances. Based on the range of response time, we determined the measurement date to be the last day of the response time period, provided the option terms were final on this date, as this is the date we have determined is the date by which approval is most likely to have been obtained.

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

As a result of the errors in determining measurement dates, we have also recorded payroll withholding tax related adjustments for certain options previously classified as Incentive Stock Option (ISO) grants under the Internal Revenue Service Code. Such options were determined to have been granted with an exercise price below the fair market value of our common stock on the grant date determined. As a result, such options do not qualify for ISO tax treatment. The disqualification of ISO classification and the resulting conversion to a non-qualified option results in additional withholding taxes on exercise of such options.

In addition, as a result of the change in the measurement dates of certain stock option grants, certain options vesting subsequent to December 2004 result in non-qualified deferred compensation for purposes of Section 409A of the Code, and holders are subject to an excise tax on the value of the options in the year in which they vest. We and our executive officers and directors agreed to amend certain outstanding stock options vesting after December 2004 that were determined to have been granted with exercise prices below the fair market value of our common stock on the legal grant date. In December, 2006, we and our executive officers and directors agreed to amend each of these options to increase the option exercise price to the fair market value on the revised measurement date. As these amendments involved no consideration to our executive officers and directors, we did not recognize any expense associated with these modifications in accordance with SFAS 123R.

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

As a result of the above, we restated our consolidated financial statements as of December 31, 2005 and for the years ended December 31, 2005 and 2004 in our Annual Report on Form 10-K for the year ended December 31, 2006. The restatement also affected years prior to 2004. We have restated our condensed consolidated statements of operations and cash flows for the three months ended March 31, 2006 in this Quarterly Report on Form 10-Q. The stock-based compensation charges, including the aforementioned payroll withholding tax related adjustments, decreased our net income by $63,000 for the three months ended March 31, 2006.

The following tables set forth the effects of the restatement on our consolidated statements of operations and cash flows for the three months ended March 31, 2006.

	Three Months Ended March 31, 2006
	(as previously reported)	Stock-based compensation adjustments	Payroll tax withholding adjustments	Other adjustments	(as restated)
	(In thousands)
Consolidated Statements of Operations Data:
Net revenue	$110,779		$—	$—	$110,779

Total costs and operating expenses:
Data communications and telecommunications (excluding depreciation and amortization)	96,462				96,462
Research and development	3,240	17		(9)	3,248
Selling and marketing	3,590	13		(8)	3,595
General and administrative	4,521	5	28	(82)	4,472
Depreciation and amortization	1,566			(18)	1,548
Restructuring costs	—			72	72
Total costs and operating expenses	109,379	35	28	(45)	109,397

Income (loss) from operations	1,400	(35)	(28)	45	1,382
Interest income	412				412
Interest expense	(94)				(94)
Other expense, net	(47)				(47)
Foreign exchange loss, net	(17)				(17)
Income (loss) before taxes	1,654	(35)	(28)	45	1,636
Income tax expense	(11)				(11)
Net income (loss)	$1,643	$(35)	$(28)	$45	$1,625

Net income (loss) per share:
Basic	$0.05	$(0.00)	$(0.00)	$0.00	$0.05
Diluted	$0.05	$(0.00)	$(0.00)	$0.00	$0.05

Weighted average common shares outstanding
Basic	33,257				33,257
Diluted	34,335				34,335

	Three Months Ended March 31, 2006
	(as previously reported)	Stock-based compensation adjustments	Payroll withholding tax adjustments	Other adjustments	(as restated)
	(In thousands)
Statement of Cash Flows
Cash flows from operating activities:
Net income (loss)	$1,643	$(35)	$(28)	$45	$1,625
Adjustments to reconcile loss from continuing operations to net cash used in operating activities:
Restructuring costs	—			72	72
Depreciation and amortization	1,566			(18)	1,548
Allowance for doubtful accounts	300				300
Stock-based compensation	272	35		(27)	280
Changes in current assets and liabilities:
Accounts receivable, net	(4,726)			231	(4,495)
Prepaid expenses and other current assets	(813)				(813)
Other assets	(7)				(7)
Accounts payable	2,975				2,975
Accrued expenses	3,090		28	(303)	2,815
Deferred revenue	1,000				1,000
Other long-term liabilities	(120)				(120)
Net cash provided by operating activities	5,180	—	—	—	5,180
Cash flows from investing activities:
Purchases of property and equipment	(1,105)				(1,105)
Purchases of available-for-sale short-term marketable investments	(6,938)				(6,938)
Maturities of available-for-sale short-term marketable investments	5,683				5,683
Net cash used in investing activities	(2,360)	—	—	—	(2,360)
Cash flows from financing activities:
Repurchases of common stock	(2,267)				(2,267)
Payments of principal on capital lease obligations	(387)				(387)
Proceeds from exercise of common stock options	211				211
Net cash used in financing activities	(2,443)	—	—	—	(2,443)
Net increase in cash and cash equivalents	378	—	—	—	378
Cash and cash equivalents, beginning of period	27,478				27,478
Cash and cash equivalents, end of period	$27,856	$—	$—	$—	$27,856

(3)  Net income (loss) per share

Basic net income per common share is determined by dividing net income by the weighted average common shares outstanding during the period. Diluted net income per share reflects the maximum dilution and is determined by dividing net income by weighted average common shares outstanding and the assumed exercise and share repurchase of dilutive stock options and warrants during the period. Basic and diluted net loss per share is determined by dividing net loss by the weighted average common shares outstanding during the period. Diluted net loss per share excludes outstanding common stock options and warrants to purchase common shares as they are anti-dilutive.

The following table summarizes common shares that have been excluded from the computation of diluted weighted average common shares for the periods presented:

	Three Months Ended March 31,
	2007	2006
	(in thousands)
Options to purchase common shares	2,452	1,060
Warrants to purchase common shares	2,514	—
Total	4,966	1,060

(4)  Stock-Based Compensation

We issue stock options as an equity incentive to employees, non-employee directors and non-employee contractors under our 1997 Stock Incentive Plan (the “1997 Plan”).   The stock options we issue are for a fixed number of shares with an exercise price equal to the fair market value of our stock on the date of grant.  The employee stock option grants typically vest quarterly in equal installments over four years, provided that no options shall vest during the employees’ first year of employment, and have a term of ten years.

Effective January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards 123R, “Share-Based Payment” (“SFAS 123R”), which require us to record compensation expense related to the fair value of our stock-based compensation awards.  We elected to use the modified prospective transition method as permitted under SFAS 123R.  Prior to January 1, 2006, we accounted for our stock-based compensation in accordance with Accounting Principles Board (“APB”) Opinion 25, “Accounting for Stock Issued to Employees,” and related interpretations.

The following table presents the stock-based compensation expense included in our unaudited condensed consolidated statements of operations.

	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006
	(in thousands)
Stock-based compensation expense:

Research and development	$98	$95
Sales and marketing	86	83
General and administrative	650	102
Total stock-based compensation	834	280

Provision for income taxes	—	—

Net stock-based compensation expense	$834	$280

The fair value of our stock option awards was estimated using the Black-Scholes model with the following weighted-average assumptions:

	Three Months Ended March 31,
	2007	2006
Risk free interest rate	4.63%	4.50%
Dividend yield	0.00%	0.00%
Expected life	6.25 years	6.25 years
Volatility	104%	115%
Fair value of options granted	$8.12	$5.59

The risk-free interest rate was based on the U.S. Treasury yield curve in effect at the time of grant.  The expected dividend yield of zero is based on the fact that we have never paid cash dividends and we have no current intention to pay cash dividends, other than the special dividend expected to be paid upon closing of the KPN transaction.  Our estimate of the expected life was determined using the simplified method allowed under SFAS 123R as our stock options qualify as “plain vanilla” options.  Our estimate of expected volatility is based on the historical volatility of our common stock over the period which approximates the expected life of the options.

No income tax benefit was realized from stock option exercises during the three months ended March 31, 2007 and 2006.

In the first quarter of 2007, the Compensation Committee of our Board of Directors approved a resolution to modify the terms of the stock option grants for a certain number of individuals, covering an aggregate of approximately 86,000 shares, with exercise prices between $1.11 and $7.71 per share.  These modifications allowed employees, terminated on or after October 17, 2006, to exercise their vested stock options beyond the normal 90-day post-termination period provided under our 1997 Plan and their individual option agreements. We extended the exercise period of these options because we were unable, during our financial statement restatement process, to deliver registered shares of our common stock to such individuals in compliance with the applicable registration requirements of the Securities Act of 1933, as amended.  Absent the extension, these options would have expired prior to the employee having the opportunity to exercise, since the 90 day post-termination exercise period would have expired prior to our completion of the financial statement restatement process.

As a result of these modifications, we have recorded a non-cash stock-based compensation charge totaling $0.5 million in general and administrative expenses in the first quarter of 2007.  The charge of $0.5 million relates primarily to modifications to option agreements in the first quarter of 2007 that we subsequently classified as liabilities under EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF 00-19”).   Under EITF 00-19, we are also required to report these option awards at their fair value as of each balance sheet date.  Any increase or decrease in this fair value is recorded in other expenses in our results of operations.   We recorded an additional charge of $0.1 million in the first quarter of 2007 related to the increase in the fair value of these option awards through March 31, 2007.

(5) Short-term marketable investments

Our investments are classified as available-for-sale, carried at fair value and consist of securities that are readily convertible into cash, including government securities and commercial paper, with original maturities at the date of acquisition ranging from 90 days to one year.

Short-term marketable investments consist of:

	March 31, 2007		December 31, 2006
	(In thousands)
	FairValue	Unrealized Gain (Loss)	Fair Value	Unrealized Gain (Loss)
Government securities	$—	$—	$1,986	$—
Commercial paper, corporate bonds and certificates of deposit	18,482	(2)	16,560	2
Total	$18,482	$(2)	$18,546	$2

The net unrealized loss of $2,000 as of March 31, 2007 on our short-term marketable investments in government securities, commercial paper, corporate bonds and certificates of deposit was caused by interest rate increases.  Because we have the ability and intent to hold these investments until a recovery of fair value, which may be maturity, we do not consider these investments to be other-than-temporarily impaired at March 31, 2007 due to the short-term duration and the lack of severity of the impairment.  As of March 31, 2007 and December 31, 2006, the unrealized gain (loss) on our short-term marketable securities is a component of total comprehensive income (loss).

(6) Business Segment Information

Our Trading business consists of international long distance services we provide using VoIP.  We offer these services on a wholesale basis through our worldwide network to carriers, telephony resellers and others around the world by operating through various service agreements with local service providers in North America, Europe, Asia, the Middle East, Latin America, Africa and Australia.

Our Retail business consists of our retail prepaid calling card services, and Pingo®, a prepaid calling service sold to consumers through an eCommerce interface.  To date, we have marketed our retail prepaid calling card services primarily to ethnic communities within major domestic markets through distributors.  Launched in the third quarter of 2004, revenue from our Pingo® services have not been material to date.

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

Operating results, excluding interest income and expense and other income and expense, for our two business segments are as follows:

	Three Months Ended March 31, 2007
	(In thousands)
	Trading	Retail	Total
Net revenue	$120,288	$25,483	$145,771
Data communications and telecommunication costs (excluding depreciation and amortization)	108,287	22,152	130,439
Gross profit	$12,001	$3,331

Research and development expenses			3,732
Selling and marketing expenses			4,514
General and administrative expenses			6,786
Depreciation and amortization			1,965
Restructuring costs			120
Loss from operations			$(1,785)

	Three Months Ended March 31, 2006
	(In thousands)
	Trading	Retail	Total
Net revenue	$88,959	$21,820	$110,779
Data communications and telecommunication costs (excluding depreciation and amortization)	78,348	18,114	96,462
Gross profit	$10,611	$3,706

Research and development expenses			3,248
Selling and marketing expenses			3,595
General and administrative expenses			4,472
Depreciation and amortization			1,548
Restructuring costs			72
Income from operations			$1,382

Assets relating to our Trading and Retail business consist of accounts receivable, net of allowance for doubtful accounts. We do not allocate cash and cash equivalents, short-term marketable investments, prepaid expenses and other current assets, property and equipment, net or other assets between Trading and Retail.

	As of March 31, 2007
	(In thousands)
	Trading	Retail	Total
Segment assets	$62,159	$5,937	$68,096

Non-segment assets			73,371
Total assets			$141,467

	As of December 31, 2006
	(In thousands)
	Trading	Retail	Total
Segment assets	$57,832	$7,303	$65,135

Non-segment assets			72,529
Total assets			$137,664

(7)  Accrued Restructuring Costs and Lease Termination Costs

In October 2006, we negotiated the early termination of leased space for one of our locations in New York City which we no longer needed.  As a result of our plan in 2006 to terminate this lease, we took a non-cash charge of $1.0 million for the write-off of the carrying value of leasehold improvements relating to this location in 2006.  Under the lease termination agreement, we will have future monthly payment obligations totaling $1.1 million through February 2011, the original lease termination date. In 2006, we recorded a charge of $0.9 million relating to our future payment obligation of $1.1 million, net of a $0.2 million reversal in a deferred rent liability arising from the difference between cumulative rental payments made under the lease agreement and rental expense recorded in our financial statements on a straight-line basis.

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

At March 31, 2007, accrued restructuring costs of $2.1 million consisted of costs accrued for leased facilities obligations, net of certain future sublease assumptions.  Payments for these restructuring costs will be made through February 2011.  During the three months ended March 31, 2007, we took an additional charge of $0.1 million as a result of a change in estimate relating to our future sublease assumptions.

A summary of the accrued restructuring costs for the three months ended March 31, 2007 is as follows:

	Future Payment Obligation on Lease Termination	Contractual Obligations Relating to Vacant Facilities	Total
	(In thousands)
Balance, December 31, 2006	$1,027	$1,167	$2,194
Change in estimates	—	120	120
Cash payments	(51)	(127)	(178)
Balance, March 31, 2007	$976	$1,160	$2,136

Current portion			$730
Long-term portion			1,406
Total			$2,136

(8)  Income Taxes

We adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” (“FIN 48”), on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement 109, “Accounting for Income Taxes”, and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

As a result of the adoption of FIN 48, we recognized a $409,000 liability for uncertain tax positions, which was accounted for as an increase to the accumulated deficit as of January 1, 2007 and an increase to other long-term liabilities. If this liability is ultimately not required, the entire amount would reduce the effective tax rate in the future. This liability relates to potential tax exposure on our international operations and included $307,000 for unrecognized tax liabilities and $102,000 for estimated accrued penalties and interest.  We also increased the liability by $8,000 for interest expense incurred during the three months ended March 31, 2007.  There were no other changes in the liability during the three months ended March 31, 2007.  We do not expect this liability to change significantly during the next 12 months.  Our policy is to report penalties and tax-related interest expense as a component of income tax expense.

We are subject to U.S. federal income tax, as well as income tax in multiple state and foreign jurisdictions.  As of March 31, 2007 and January 1, 2007, we were subject to examination in the U.S. federal tax jurisdiction for the 1997 to 2006 tax years and we were also subject to examination in most state and foreign jurisdictions for the 2000 to 2006 tax years.

As discussed in Note 10 to our consolidated financial statements in our 2006 Form 10-K, we have a valuation allowance against the full amount of our net deferred tax assets.  We currently provide a valuation allowance against our deferred tax assets as it is more likely than not that some portion, or all of our deferred tax assets, will not be realized.

(9) Line of Credit and Long-Term Debt

Long-term debt consists of the following:

	March 31, 2007	December 31, 2006
	(In thousands)
Capital lease obligations	$1,798	$2,217

Less-current portion	1,326	1,462
Long term debt, net of current portion	$472	$755

In May 2007, we amended certain financial covenants and extended the maturity date of our revolving line of credit with our bank from May 31, 2007 until July 30, 2007.  We also received a waiver of non-compliance of the minimum profitability covenant from our bank for the first quarter of 2007.  Under our revolving line of credit, we are required to maintain a $15 million balance of unrestricted cash with our bank. We had issued outstanding letters of credit of $2.4 million and $2.7 million at March 31, 2007 and December 31, 2006, respectively.  We had no other borrowings outstanding under our bank line of credit at March 31, 2007 and December 31, 2006.

(10)  Contingencies

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

The complaints are similar to each other and to hundreds of other complaints filed against other issuers and their underwriters, and allege violations of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, primarily based on the assertion that there was undisclosed compensation received by our underwriters in connection with our public offerings and that there were understandings with customers to make purchases in the aftermarket. In September, 2001, the complaints were consolidated and allege that our prospectuses failed to disclose these arrangements. The consolidated complaint seeks an unspecified amount of monetary damages and other relief. In October 2002, the individual defendants were dismissed from the litigation by stipulation and without prejudice and subject to an agreement to toll the running of time-based defenses. In February 2003, the district court denied our motion to dismiss.

In June, 2004, we and the individual defendants, as well as many other issuers named as defendants in the class action proceeding, entered into an agreement-in-principle to settle this matter, and this settlement was presented to the court. The district court granted a preliminary approval of the settlement in February 2005, subject to certain modifications to the proposed bar order, to which plaintiffs and issuers agreed. In August 2005, the district court issued a preliminary order further approving the modifications to the settlement, certifying the settlement classes and scheduled a fairness hearing, after notice to the class. The fairness hearing was held on April 24, 2006 and the motion for approval of the settlement is pending. Plaintiffs have continued to pursue their claims against the underwriters. The district court has established a procedure whereby six “focus” cases are being pursued initially and has certified a class of purchasers in those cases. The underwriters appealed the certification order in each of the six cases. On December 5, 2006, the U.S. Court of Appeals for the Second Circuit vacated the District Court’s class certification order with respect to six focus group cases and remanded the matter for further consideration.  On January 5, 2007, Plaintiffs filed a Petition for Rehearing and Rehearing En Banc with the Second Circuit.  On April 6, 2007, the Second Circuit denied Plaintiffs’ Petition and indicated that Plaintiffs were not precluded from seeking certification of a more limited class in the District Court.  At a May 30, 2007 status conference, Plaintiffs made an oral motion to certify two plaintiff classes.  In addition, issuers’ liaison counsel indicated that the issuer settlement is no longer viable in its present form in light of the Second Circuit opinion.  The District Court scheduled a status conference for June 27, 2007 to address the status of the settlement.  At this time, there can be no assurance that the Settlement Agreement can be restructured to effectuate a definitive settlement.

We anticipate additional settlement negotiations will occur, but there can be no assurance that those negotiations will result in a revised settlement. We believe that if this matter is not settled, we have meritorious defenses which we intend to vigorously defend.

We cannot estimate potential losses, if any, from these matters or whether, in light of our insurance coverage, any loss would be material to our financial condition, results of operations or cash flows.  As such, no amounts have been accrued as of March 31, 2007.

Class Action Regarding Prepaid Calling Card Claims

We have been named in a class action complaint, filed in the United States District Court for the Central District of California, Western Division on June 12, 2007, alleging violations of the California Consumers Legal Remedies Act: Nora Monday v. iBasis Inc. 6/12/2007 2:07-cv-03802 MMM  (Western Division - Los Angeles).  The putative class action plaintiff asserts that prepaid phone cards that we sell often expire without notice and without the consumer’s knowledge, charge rates that are frequently higher than stated in the uniform representations of the cards and include hidden charges.  We have not yet completed our review of the claims alleged.  At this time, we are unable to estimate potential losses, if any, from this matter, or whether any loss would be material to our financial condition, results of operations or cash flows.  As such, no amounts have been accrued as of March 31, 2007.

Actions Pursuant to Option Investigation

On December 21, 2006, two derivative actions naming us as a nominal defendant were filed in the United States District Court for the District of Massachusetts: David Shutvet, Derivatively on Behalf of iBasis, Inc., v. Ofer Gneezy et al., U.S.D.C. Civil Action No. 06-12276-DPW; and Victor Malozi, Derivatively on Behalf of iBasis, Inc., v. Ofer Gneezy et al., U.S.D.C. Civil Action No. 06-12277-DPW. The complaints in these two actions each name the same defendants: Ofer Gneezy, our President, Chief Executive Officer, Treasurer and Director; Gordon J. VanderBrug, our Executive Vice President, Assistant Secretary and Director; Richard G. Tennant, our Senior Vice President of Finance and Administration and Chief Financial Officer; Paul H. Floyd, our Senior Vice President of R&D, Engineering and Operations; Charles Corfield, Charles M. Skibo, W. Frank King, David Lee, and Robert H. Brumley, our Directors; Daniel Price, former Senior Vice President of Speech Solutions and our former Director; John G. Henson, Jr., our former Vice President, Engineering and Operations; Michael J. Hughes, our former Chief Financial Officer and former Vice President of Finance and Administration; Charles Giambalvo, our former Senior Vice President of Worldwide Sales; Jonathan D. Draluck, our former Vice President, Business Affairs, and former General Counsel and former Secretary; and John Jarve, Charles Houser, and Carl Redfield, our former Directors. The complaints allege that the defendants caused or allowed our “insiders” to backdate their stock-option grants, and caused or allowed us (i) to file materially false and misleading financial statements that materially understated our compensation expenses and materially overstated our quarterly and annual net income and earnings per share,and (ii) to make disclosures in our periodic filings and proxy statements that falsely portrayed our options as having been granted at exercise prices equal to the fair market value of our common stock on the date of the grant. The complaints also allege that certain defendants engaged in illegal insider selling of our common stock while in possession of undisclosed material adverse information. Based on these and other allegations, the complaints assert claims for: violation of Section 14(a) of the Exchange Act;

disgorgement under the Sarbanes-Oxley Act of 2002; unjust enrichment; breach of fiduciary duty for approving improperly dated stock option grants to our executive officers; breach of fiduciary duties for insider selling and misappropriation of information; abuse of control; gross mismanagement; waste of corporate assets; an accounting; rescission of certain stock option contracts; and constructive trust. The complaints seek the following relief: damages in favor of us for the individual defendants’ alleged wrongdoing; disgorgement of all bonuses or other incentive-based or equity-based compensation received by Mr. Gneezy and Mr. Tennant during any period for which we restated our financial results; a declaration that the Director defendants caused us to violate Section 14(a) of the Exchange Act; certain corporate governance reforms; an accounting of all undisclosed backdated stock option grants, cancellation of all unexercised grants, and revision of our financial statements; disgorgement of all profits obtained by the defendants from the allegedly backdated stock option grants and related equitable relief; and an award to the plaintiffs of their costs and disbursements for the action, including reasonable attorney’s fees and accountants’ and experts’ fees, costs and expenses.

On May 10, 2007, the United States District Court for the District of Massachusetts entered orders consolidating the above derivative actions under Civil Action No. 06-12276-DPW and requiring the plaintiffs to file a consolidated complaint by June 15, 2007. The plaintiffs filed a verified consolidated shareholder derivative complaint on June 15, 2007. Our response to the verified consolidated shareholder derivative complaint is due on August 3, 2007. We presently anticipate filing a motion to dismiss the verified consolidated shareholder derivative complaint at that time.

We also announced on October 20, 2006 that we were contacted by the SEC as part of an informal inquiry and we further disclosed on March 29, 2007, on our Current Report on Form 8-K, that the SEC had notified us that we would be receiving a formal order of investigation relating to our stock option practices. On April 13, 2007, we received the formal order of investigation. The SEC has requested, and we have agreed, to enter into an agreement tolling any applicable statute of limitations for the period beginning on January 18, 2007 through January 18, 2008. The SEC investigation seeks documents and information from us relating to the grant of our options from 1999 to the present. We expect that the SEC will seek the testimony of individuals including certain of our executive officers. We are cooperating fully with the SEC investigation that is ongoing. There is no assurance that other regulatory inquiries will not be commenced by other U.S. federal, state or other regulatory agencies.

We cannot estimate the amount of losses, if any, from these matters, or whether any loss would be material to our financial condition, results of operations or cash flows.  As such, no amounts have been accrued as of March 31, 2007.

Regulatory Proceedings

On June 30, 2006, the Federal Communications Commission (“FCC”) issued an order requiring providers of prepaid calling cards that utilize Internet Protocol to contribute to the Universal Service Fund (“USF”) and pay access charges and other regulatory fees both in the future and for some prior period of time. In connection with our Retail business, we plan to absorb or pass along such future fees, to the extent permitted by law, which, based on current traffic mix, equal approximately 1.8% of revenue. We have filed an appeal of the retroactive aspect of the FCC Order with the United States Court of Appeals in Washington, D.C. In October 2006, we filed a motion to stay that aspect of the FCC Order pending the outcome of the appeal. On November 1, 2006, the Court deferred ruling on the stay request pending the FCC’s ruling on a similar stay motion pending before the agency. The agency denied the stay request on March 29, 2007. As of March 31, 2007, we estimate that the maximum potential retroactive USF charge relating to our Retail business prior to the third quarter of the year ended December 31, 2006 would be approximately $2.6 million.

Other matters

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

We cannot estimate the amount of losses, if any, from these matters, or whether any loss would be material to our financial condition, results of operations or cash flows.  As such, no amounts have been accrued as of March 31, 2007.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Form 10-Q, including without limitation Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  We intend the forward-looking statements to be covered by the safe harbor for forward-looking statements in such sections of the Exchange Act. These forward-looking statements include, without limitation, statements about our plan to maintain our listing on The Nasdaq Global Market, the consummation of the transaction with KPN, anticipated revenue, earnings per share and capital expenditures, market opportunity and market size, strategies, strategic relationships, competition, expected activities, and investments as we pursue our business plan, and the adequacy of our available cash resources. These forward-looking statements are usually accompanied by words such as “believe,” “anticipate,” “plan,” “seek,” “expect,” “intend” and similar expressions.  The forward-looking information is based on various factors and was derived using numerous assumptions.

Forward-looking statements necessarily involve risks and uncertainties, and our actual results could differ materially from those anticipated in the forward-looking statements due to a number of factors, including those set forth in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K, as updated and supplemented by Part II, Item 1A “Risk Factors” of this Quarterly Report on Form 10-Q, and elsewhere in this report.  These factors as well as other cautionary statements made in this Form 10-Q, should be read and understood as being applicable to all related forward-looking statements wherever they appear herein.  The forward-looking statements contained in this Form 10-Q represent our judgment as of the date hereof.  We caution readers not to place undue reliance on such statements.  Except as required by law, we undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

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

Post IPO Approval Process

From December 1999, the month in which the first post IPO stock option grant was made, to February 2002, we obtained approval for the majority of option grants through the practice of sending a unanimous written consent (“UWC”) to our Compensation Committee that contained an “as of” grant date and exercise price, and a list of option recipients and shares awarded by recipient attached to the UWC. Beginning in May 2002, our former General Counsel’s practice changed to sending a UWC, with a blank grant date and blank exercise price, to our Compensation Committee members for approval, with a list of option recipients and shares to be awarded by recipient attached.

December 1999 to February 2002

Between December 1999 and February 2002, we had a total of twenty-three stock option grants. Of the twenty-three, we have evidence of seven option grants that were approved by UWCs that contained grant dates and exercise prices when the UWCs were sent to the Compensation Committee for approval. For eight other option grants approved by a UWC during this period, we do not have evidence of what the UWC contained when it was sent to the Compensation Committee for approval. Compensation Committee members generally returned their signed UWC signature pages to our former General Counsel. The final UWC was then completed by our former General Counsel, including attaching the previously obtained signature pages of the Compensation Committee members.

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

During this period, the approved list of stock option grants, including the stock option grant date and exercise price, was then communicated by our former General Counsel to our Human Resources personnel for entry into our stock option tracking system. With respect to the grants in which the exercise price of the option was initially set forth in the UWC circulated to the Compensation Committee (provided the list of option recipients and shares awarded were final), we believe that on the date the Compensation Committee approved the option grant all of the terms of the option grant, including exercise price, were known with finality, as such terms were included in the UWC approved by the Compensation Committee and such terms were also consistent with the information that was ultimately entered into our stock option tracking system and communicated to employees.

May 2002 to May 2006

Between May 2002 and May 2006, we had a total of thirty-one stock option grants. Of the thirty one grants, we have evidence of seventeen option grants for which the UWC, when sent to our Compensation Committee, or Board of Directors for approval, did not contain a grant date and exercise price. Sometime after sending the UWCs out to Compensation Committee members for signatures, the date of the stock option grant and the stock option exercise price (equal to the closing price of our common stock on the stated grant date) were inserted into the final UWC by our former General Counsel. We have evidence for one grant in which the UWC, when sent to the Compensation Committee, contains a grant date and an exercise price. Compensation Committee members generally returned their signed UWC signature pages to our former General Counsel. For eight other option grants during this period, we did not have evidence of what the UWC contained when it was sent to the Compensation Committee for approval. Once signed UWCs were obtained the approved list of stock option grants, including the stock option grant date and exercise price, was then communicated by our former General Counsel to our Human Resources personnel for entry into our stock option tracking system.

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

6)                                      In instances where there was no evidence of the approval of the grant and/or finality of the option recipients and grant terms,we determined the measurement date based on the last date of entry for these stock options into our stock option tracking system. This date was deemed to be the most likely approval date as our policy and historical practice was to enter stock option grants into its stock option tracking system only after we believed that the option grants had been approved.

The measurement dates we determined for past stock option grants, using the criteria as described above, resulted in additional stock-based compensation of approximately $10.0 million for the years ended December 31, 2000 through December 31, 2005 and $35,000 and $57,000 for the three months ended March 31, 2006 and June 30, 2006, respectively. The measurement date that we determined for one stock option grant dated May 25, 2000 resulted in approximately $7.7 million of the $10.0 million of additional stock-based compensation for years ended December 31, 2000 through December 31, 2005. For this particular grant, we could not determine with certainty the date of approval of such option grant. As a result, we determined the measurement date for the May 25, 2000 stock option grant to be the last day of the response period for Compensation Committee members to return their signed UWCs under criteria #5 as described above.

A summary of the additional stock-based compensation, by year, with the most significant stock option grants shown separately, is as follows:

(000’s)	Year Ended December 31,							Three Months Ended March 31,	Six Months Ended June 30,
Grant Date	2000	2001	2002	2003	2004	2005	Total	2006	2006
May 25, 2000	$1,540	$2,699	$3,028	$281	$135	$—	$7,683	$—	$—
Nov. 15, 2001			554	391	39	39	1,023	—	—
Aug. 11, 2003				47	185	162	394	20	40
All other grants	118	186	196	92	144	136	872	15	52
Total	$1,658	$2,885	$3,778	$811	$503	$337	$9,972	$35	$92

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

As a result of determining revised measurement dates, we have also recorded payroll withholding tax related adjustments for certain options previously classified as Incentive Stock Option (“ISO”) grants under the Internal Revenue Service Code of 1986, as amended (“the Code”). Such options were determined to have been granted with an exercise price below the fair market value of the Company’s stock on the revised measurement date. As a result such options do not qualify for ISO tax treatment. The disqualification of ISO classification and the resulting conversion to non-qualified stock option status results in additional withholding taxes on exercise of such options. We accordingly have a tax liability of $0.3 million and $0.5 million, as of March 31, 2007 and December 31, 2006, respectively, in connection with the disqualification of such ISO tax treatment.

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

The following is a summary of the effects on net income of the adjustments related to the above errors (in thousands):

Year Ended December 31,	Stock-based compensation and related payroll tax withholding adjustments	Other adjustments Increase (decrease) to net loss	Total
2000	$1,661	$78	$1,739
2001	2,885	98	2,983
2002	3,778	(420)	3,358
2003	822	574	1,396
2004	613	175	788
2005	459	(97)	362
Total	$10,218	408	$10,626
	Decrease (increase) to net income
Three months ended March 31, 2006	63	(45)	18
Three months ended June 30, 2006	100	(74)	26

As a result of the above, we restated our consolidated financial statements as of December 31, 2005 and for the years ended December 31, 2005 and 2004 in our Annual Report on Form 10-K for the year ended December 31, 2006.   The restatement also affected years prior to 2004.   We have restated our condensed consolidated statement of operations and cash flows for the three months ended March 31, 2006 in this Quarterly Report on Form 10-Q.   The stock-based compensation charges, including the aforementioned payroll withholding tax related adjustments, decreased our net income by $63,000 for the three months ended March 31, 2006.

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

The discussion and analysis set forth below in this Item 2 has been amended to reflect the restatement as described herein and in Note 2, “Restatement of Condensed Consolidated Financial Statements,” to the Notes to Condensed Consolidated Financial Statements. For this reason, the data set forth in this section may not be comparable to discussions and data in our previously filed Quarterly Reports on Form 10-Q.

Related Proceedings

We announced on October 20, 2006 that we were contacted by the SEC as part of an informal inquiry and we further disclosed on March 29, 2007, in our Current Report on Form 8-K, that the SEC had notified us that we would be receiving a formal order of investigation relating to our stock option practices. On April 13, 2007, we received the formal order of investigation. The SEC has requested, and we have agreed, to enter into an agreement tolling any applicable statute of limitations for the period beginning on January 18, 2007 through January 18, 2008. The SEC investigation seeks documents and information from us relating to the grant of our options from 1999 to the present. We expect that the SEC will seek the testimony of individuals including certain of our executive officers. We are cooperating fully with the SEC investigation that is ongoing. There is no assurance that other regulatory inquiries will not be commenced by other U.S. federal, state or other regulatory agencies. We have incurred substantial expenses for legal, accounting, tax and other professional services in connection with the Special Committee investigation, our internal review of our historical financial statements, the preparation and audit of the restated financial statements, the SEC investigation and related civil derivative litigation. These expenses were approximately $0.9 million for the three months ended March 31, 2007.  We have continued to incur significant expense in connection with these matters since March 31, 2007.

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

We launched our Retail business in late 2003, with the introduction of our retail prepaid calling cards, which are marketed through distributors primarily to ethnic communities within major metropolitan markets in the United States. In September 2004, we expanded our Retail business segment with Pingo®, a prepaid calling service that we offer and sell directly to consumers and business customers through an Internet website on a prepaid basis. Both the prepaid calling card business and Pingo leverage our existing international VoIP network and have the potential to deliver higher margins than are typically achieved in the Trading business. In addition, the retail prepaid calling card business typically has a faster cash collection cycle than the Trading business. Pingo is sold directly to consumers and business customers. To date, revenues from our Pingo services have not been material.

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

NASDAQ Listing

On November 12, 2006, the Nasdaq Listings Qualification Panel (“Nasdaq Panel”) notified us that our common stock was subject to delisting from The Nasdaq Global Market as a result of our failure to timely file our Quarterly Report on Form 10-Q for the third quarter of 2006. In January 2007, the Nasdaq Panel granted our request for continued listing on The Nasdaq Global Market through April 26, 2007. In March 2007, the Nasdaq Listing and Hearing Review Council (the “Listing Council”) informed us they had stayed the April 26, 2007 deadline for the delisting of our common stock, pending their further review. On March 20, 2007 and May 16, 2007, we received additional Nasdaq staff determination letters notifying us that our failure to timely file our Annual Report on Form 10-K for the period ended December 31, 2006 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, respectively, could serve as an additional bases for the delisting of the Company’s securities from The Nasdaq Global Market. On June 1, 2007 we submited additional information for the consideration of the Listing Council, including our plans to update our SEC filings to meet The Nasdaq Global Market listing requirements and we requested an extension to June 30, 2007 to file our periodic reports.  The filing of this Quarterly Report on Form 10-Q brings us current with our SEC periodic reporting obligations and, we believe, in compliance with the Nasdaq listing requirements.  There can be no assurance that we will be able to maintain the listing of our common stock with The Nasdaq Global Market, or if we are delisted, that we will be able to obtain listing of our common stock on another national securities exchange.  If we are not successful in maintaining our listing or if our common stock is delisted, the price of our common stock may be adversely affected.

Proposed Transaction with KPN B.V., a subsidiary of Royal KPN N.V.

On June 21, 2006, we entered into a Share Purchase and Sale Agreement with KPN B.V., formerly KPN Telecom B.V. (“KPN”), a subsidiary of Royal KPN N.V. and a private limited liability company organized under the laws of The Netherlands. Pursuant to the Share Purchase Agreement, we will acquire the shares of two subsidiaries of KPN and receive $55 million in cash from KPN in return for issuing to KPN that number of shares, of our common stock which, on a post issuance basis, represents 51% of the issued and outstanding shares of our common stock and outstanding in-the money stock options and warrants, or approximately 40 million shares. The two entities which we are acquiring from KPN encompass KPN’s international wholesale voice business.

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

Although we will be issuing shares of our common stock in acquiring the two subsidiaries of KPN, after the transaction is completed, KPN will hold a majority of our outstanding common stock. Accordingly, for accounting and financial reporting purposes, we will be treated as the accounting acquiree. Under the purchase method of accounting, our assets and liabilities will be, as of the date of the transaction, recorded at their fair value and added to the historical assets and liabilities of the two subsidiaries of KPN, including any amount for goodwill representing the difference between the deemed purchase price of iBasis and the fair value of our identifiable net assets.

We incurred merger related expenses of $3.0 million in 2006, consisting primarily of investment banking advisory services, legal and accounting fees.  Merger related expenses in the first quarter of 2007 were insignificant and there were no merger related expenses in the first quarter of 2006.  Such amounts have been expensed because we are the accounting acquiree.  Our revenues from KPN for the first quarter of 2007 and 2006 were not material.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements.  The preparation of these financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires us to (i) make judgments, assumptions and estimates that affect the reported amounts of assets, liabilities, revenue and expenses and (ii) disclose contingent assets and liabilities.  We base our accounting estimates on historical experience and other factors that we consider reasonable under the circumstances.  However, actual results may differ from these estimates.  To the extent there are material differences between our estimates and the actual results, our future financial condition and results of operations will be affected.  Our critical accounting policies and estimates are described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2006.  For the three months ended March 31, 2007, there have been no changes to these critical accounting policies and estimates.

Effective January 1, 2007, we adopted FIN 48, which prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. In particular, the Interpretation requires that a tax benefit related to a given tax position be reflected in the financial statements only if it is more likely than not that it would be sustained on its technical merits in the event of a tax audit. This determination, as well as the estimate of the tax benefit, requires significant management judgment.

Results from Operations

The following table sets forth for the periods indicated the principal items included in the Condensed Consolidated Statement of Operations as a percentage of net revenue.

	Three Months Ended
	March 31
	2007	2006
Net revenue	100.0%	100.0%
Costs and operating expenses:
Data communications and telecommunications	89.5	87.1
Research and development	2.6	2.9
Selling and marketing	3.1	3.3
General and administrative	4.6	4.0
Depreciation and amortization	1.3	1.4
Restructuring costs	0.1	0.1
Total costs and operating expenses	101.2	98.8

Income (loss) from operations	(1.2)	1.2

Interest income	0.3	0.4
Interest expense	(0.0)	(0.1)
Other expenses, net	(0.1)	(0.0)
Foreign exchange gain (loss), net	(0.1)	(0.0)
Income (loss) before provision for income taxes	(1.1)	1.5

Provision for income taxes	(0.0)	(0.0)
Net income (loss)	(1.1)%	1.5%

Three Months Ended March 31, 2007 Compared to March 31, 2006

Net revenue. Our revenue is dependent on the volume of voice and fax traffic carried over our network and revenue from the sale of our prepaid calling services.  Our VoIP Trading revenue is dependent on the volume of voice and fax traffic carried over our network, which is measured in minutes.  We charge our customers fees, per minute of traffic, that are dependent on the length and destination of the call and recognize this revenue in the period in which the call is completed.  Our average revenue per minute (“ARPM”) is based upon our total net revenue divided by the number of minutes of traffic over our network for the applicable period.  Average revenue per minute is a key telecommunications industry financial measurement.  We believe this measurement is useful in understanding our financial performance, as well as industry trends.  Although the long distance telecommunications industry has been experiencing declining prices a number of years, due to the effects of deregulation and increased competition, our average revenue per minute can fluctuate from period to period as a result of shifts in traffic over our network to higher priced, or lower priced, destinations.

Our total net revenue increased by approximately $35.0 million, or 32%, to $145.8 million in Q1 of 2007 from $110.8 million in Q1 of 2006.  Traffic carried over our network increased 45% to approximately 3.4 billion minutes in Q1 of 2007 from 2.3 billion minutes in Q1 of 2006.  Our ARPM was 4.3 cents per minute in Q1 of 2007 compared to 4.7 cents per minute in Q1 of 2006.  Trading revenue increased $31.3 million, or 35%, to $120.3 million in Q1 of 2007 from $89.0 million in Q1 of 2006.  We have continued to add Trading customers, ending Q1 of 2007 with almost 600 customers compared to approximately 400 customers at the end of Q1 of 2006.  We have also continued to increase revenue from consumer VoIP customers, many of which use our PremiumCertified™ service.  We currently have approximately 60 consumer VoIP customers and revenue from these customers was approximately 9% of total Trading revenue in Q1 of 2007. Retail revenue increased $3.7 million, or 17%, to $25.5 million in Q1of 2007 from $21.8 million in Q1 of 2006.  The increase in Retail revenue reflects the launch of new calling card brands and the continued expansion of our distribution network.  Revenue from our Pingo® calling services, which is part of our Retail revenue, have not been material to date.

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

Data communications and telecommunications expenses increased by $33.9 million, or 35%, to $130.4 million in Q1 of 2007 from $96.5 million in Q1 of 2006, in line with our growth in total net revenue.  Our ACPM was 3.8 cents per minute in Q1 of 2007 compared to 4.1 cents per minute in Q1 of 2006. Data communications and telecommunications expenses were $108.3 million and $22.1 million for our Trading and Retail business segments, respectively, in Q1 of 2007, compared to $78.4 million and $18.1 million for our Trading and Retail business segments, respectively, in Q1 of 2006.  As a percentage of total net revenue, data communications and telecommunications expenses were 89.5% in Q1 of 2007 compared to 87.1% in Q1 of 2006.

Gross profit. Trading gross profit was $12.0 million, or 10.0% of Trading revenue in Q1 of 2007, compared to $10.6 million, or 11.9% of Trading revenue, in Q1 of 2006.  Retail gross profit was $3.3 million, or 13.1% of Retail revenue in Q1 of 2007, compared to $3.7 million, or 17.0% of Retail revenue, in Q1 of 2006. The decline in Trading gross profit as a percentage of Trading revenue was partially the result of absorbing approximately $1.0 million in termination costs in Q1 of 2007 associated with traffic we received from a customer who defaulted on payments to us.  In addition, we experienced pricing pressure in Europe in Q1 of 2007 primarily due to discounting on the part of some European competitors whose fiscal year ended March 31, 2007.

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

Research and development expenses increased $0.5 million to $3.7 million in Q1 of 2007, from $3.2 million in Q1 of 2006.  The increase primarily reflects higher payroll-related expenses and an increase in network hardware and software maintenance costs of $0.2 million.  Stock-based compensation included in research and development expenses were $0.1 million in Q1 of 2007 and Q1 of 2006.  As a percentage of net revenue, research and development expenses decreased to 2.6% in Q1 of 2007 from 2.9% in Q1 of 2006.

Selling and marketing expenses. Selling and marketing expenses include expenses relating to the salaries, payroll taxes, benefits and commissions that we pay for sales personnel and the expenses associated with the development and implementation of our promotion and marketing campaigns.

Selling and marketing expenses increased by $0.9 million to $4.5 million in Q1 of 2007, from $3.6 million in Q1 of 2006.  The increase in expenses primarily relates to additional investments we have made in sales and marketing to support our expanding Trading and Retail businesses.  Our marketing and promotional expenditures, related primarily to our Retail business, increased approximately $0.4 million year-to-year.  Stock-based compensation included in sales and marketing was $0.1 million in Q1 of 2007 and Q1 of 2006.  As a percentage of net revenue, selling and marketing expenses were 3.1% in Q1 of 2007 and 3.3% in Q1 of 2006.

General and administrative expenses. General and administrative expenses include salaries, payroll taxes and benefits, and related costs for general corporate functions, including executive management, finance and administration, legal and regulatory, facilities, information technology and human resources.

General and administrative expenses increased $2.4 million to $6.9 million in Q1 of 2007, from $4.5 million in Q1 of 2006.  In Q1 of 2007 we incurred $0.9 million in legal and accounting fees relating to the investigation of our stock option granting practices.  In addition, the increase also largely relates to a combination of higher payroll-related expenses and legal fees.  Total stock-based compensation and services included in general and administrative expenses in Q1 of 2007 was $0.7 million compared to $0.1 million in Q1 of 2006.  As a percentage of net revenue, general and administrative expenses were 4.7% in Q1 of 2007 and 4.0% in Q1 of 2006.

In Q1 of 2007, our Compensation Committee of the Board of Directors approved a resolution to modify the terms of the stock option grants for a certain number of individuals, covering an aggregate of approximately 86,000 shares, with exercise prices between $1.11 and $7.71 per share.  These modifications allowed employees, terminated on or after October 17, 2006, to exercise their vested stock options beyond the normal 90 day post-termination period provided under our 1997 Plan and their individual option agreements. We extended the exercise period of these options because we were unable, during our prior year financial statement restatement process, to deliver registered shares of our common stock to such individuals in compliance with the applicable registration requirements of the Securities Act of 1933, as amended.  Absent the extension, these options would have expired prior to the employee having the opportunity to exercise, since the 90-day post-termination exercise period would have expired prior to our completion of the financial statement restatement process.

As a result of these modifications, we have recorded a non-cash stock-based compensation charge totaling $0.5 million in general and administrative expenses in Q1 of 2007.  The charge of $0.5 million relates primarily to modifications to option agreements that we subsequently classified as liabilities under EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF 00-19”).   Under EITF 00-19, we are also required to report these option awards at their fair value as of each balance sheet date.  Any increase or decrease in this fair value is recorded in general and administrative expenses in our results of operations.   We recorded an additional charge of $0.1 million in Q1 of 2007, which has been classified in other expenses, related to the increase in the fair value of these option awards as of March 31, 2007.

Depreciation and amortization expenses. Depreciation and amortization expenses increased by $0.4 million to $1.9 million in Q1 of 2007, from $1.5 million in Q1 of 2006.  This increase was primarily due to depreciation relating to the addition of new capital equipment deployed into our network during the first three months of 2007. As a percentage of net revenue, depreciation and amortization expenses decreased to 1.3% in Q1 of 2007 from 1.4% in Q1 of 2006.

Restructuring costs.  Restructuring costs of $0.1 million in Q1 of 2007 relate to a change in estimate relating to our sublease assumptions associated with prior restructuring charges.

Interest income.  Interest income was $0.5 million in Q1 of 2007 compared to $0.4 million in Q1 of 2006.  The increase reflects the income earned on our higher average year-to-year cash and short-term investment balances as well as the effect of higher short-term interest rates.

Interest expense.  Interest expense of $0.1 million in both Q1 of 2007 and Q1 of 2006 relates to capital lease obligations.

Other expenses, net.  Other expenses, net were $0.2 million and $47,000 in Q1 of 2007 and Q1 of 2006, respectively.  Other expenses in Q1 of 2007 include $0.1 million for the increase in the fair value of option awards that were modified during Q1 of 2007 and are classified as liabilities under EITF 00-19.   In addition, other expenses include state excise and franchise taxes in Q1 of 2007 and 2006.

Foreign exchange loss, net.  Foreign exchange loss was $80,000 in Q1 of 2007, compared to a loss of $17,000 in Q1 of 2006.  The foreign exchange loss in Q1 of 2007 and 2006 was primarily due to the effect of a weaker Euro relative to the U.S. dollar on our Euro-denominated accounts receivable.

Provision for income taxes.   The provision for income taxes of $14,000 in Q1 of 2007 represents foreign income taxes on the earnings of our foreign subsidiaries.  We did not record a benefit for income taxes relating to our net operating loss carry-forwards in Q1 of 2007 or Q1 of 2006 as it was more likely than not that this tax benefit would not be realized.

Net loss.  Net loss was $1.6 million in Q1 of 2007, or ($0.05) per share, compared to a net income of $1.6 million, or $0.05 per share, in Q1 of 2006.  The net loss in Q1 of 2007 includes $0.9 million in expenses related to the investigation of our stock option granting practices and a total of $0.6 million in non-cash charges relating to the modification of certain stock option agreements.

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

Net cash provided by operating activities in 2007 was $1.8 million, compared to $5.2 million in 2006.  Net cash provided by operating activities in 2007 was largely a result of the net loss of $1.6 million, offset by non-cash charges for depreciation of $2.0 million, stock-based compensation of $0.8 million and a provision for doubtful accounts receivable of $0.3 million.  Net cash provided by operating activities in 2006 of $5.1 million was primarily the result of net income of $1.6 million and non-cash charges for depreciation of $1.5 million and stock-based compensation of $0.3 million, and an increase in current liabilities.

Net cash used in investing activities of $1.3 million in 2007 includes $1.3 million for capital expenditures, primarily for expansion of the iBasis Network.  In addition, we used $8.9 million for purchases of short-term marketable investments and received proceeds of $8.9 million from the maturities of short-term marketable investments.  Net cash used in investing activities in 2006 of $2.3 million consisted of $1.1 million for capital expenditures, $7.0 million for purchases of short-term marketable investments, partially offset by proceeds of $5.7 million from maturities of short-term marketable investments.

Net cash used in financing activities was $0.4 million in 2007 and relates primarily to capital lease payments.  Net cash used in financing activities in 2006 was $2.4 million and consisted of $2.3 million used for the repurchase of 0.4 million shares of our common stock, $0.3 million for capital lease payments and proceeds from the exercise of employee stock options of $0.2 million.

In May 2007, we amended certain financial covenants and extended the maturity date of our revolving line of credit with our bank from May 31, 2007 until July 30, 2007.  We also received a waiver of non-compliance of the minimum profitability covenant from our bank for the first quarter of 2007.  We had no borrowings under our $15.0 million bank line of credit at March 31, 2007 or December 31, 2006.

On June 30, 2006, the Federal Communications Commission (“FCC”) issued an order requiring providers of prepaid calling cards that utilize Internet Protocol to contribute to the Universal Service Fund (“USF”) and pay access charges and other regulatory fees both in the future and for some prior period of time. In connection with our Retail business, we plan to absorb or pass along such future fees, to the extent permitted by law, which, based on current traffic mix, equal approximately 1.8% of revenue. We have filed an appeal of the retroactive aspect of the FCC Order with the United States Court of Appeals in Washington, D.C. In October 2006, we filed a motion to stay that aspect of the FCC Order pending the outcome of the appeal. On November 1, 2006, the Court deferred ruling on the stay request pending the FCC’s ruling on a similar stay motion pending before the agency. The agency denied the stay request on March 29, 2007. As of December 31, 2006, we estimate that the maximum potential retroactive USF charge relating to our Retail business prior to the third quarter of the year ended December 31, 2006 would be approximately $2.6 million. If we are not successful with our appeal of the retroactive aspect of the FCC Order and are required to pay USF and other fees on a retroactive basis, we do not believe we would be able to recover these fees from our customers. As such, we would have to fund these fees up to the estimated maximum retroactive amount of $2.6 million.  As the amount of retroactive fees are not probable of being incurred, no amounts have been accrued as of March 31, 2007.

We have incurred substantial expenses for legal, accounting, tax and other professional services in connection with the Special Committee investigation, our internal review of our historical financial statements, the preparation of the restated financial statements and the SEC investigation.  These expenses were approximately $0.9 million in the three months ended March 31, 2007 and we have continued to incur significant expenses in connection with these matters since March 31, 2007.

We anticipate that the March 31, 2007 balance of $54.2 million in cash, cash equivalents and short-term marketable investments, together with cash flow generated from operations, will be sufficient to fund our operations and capital expenditures for at least the next twelve months.

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

We had issued outstanding letters of credit of $2.4 million and $2.7 million at March 31, 2006 and December 31, 2006, respectively.

Contractual Obligations

The following table summarizes our future contractual obligations as of March 31, 2007:

	Payment Due Dates
	Total	Less than 1 Year	1 to 2 Years	2 to 3 Years	3 to 5 Years	After 5 Years
	(In thousands)
Capital lease obligations, including interest	$1,897	$1,404	$493	$—	$—	$—
Operating leases	9,511	2,638	1,998	1,700	1,154	2,021
Total	$11,408	$4,042	$2,491	$1,700	$1,154	$2,021

New Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109” (“FIN 48”), which we adopted effective January 1, 2007. The impact of FIN 48 is described in Note 8 to the Notes to Condensed Consolidated Financial Statements.

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

Our investments in commercial paper and debt instruments are subject to interest rate risk, but due to the short-term nature of these investments, changes in interest rates would not have a material impact on their value at March 31, 2007. Our primary interest rate risk is the risk on borrowings under our line of credit agreements, which are subject to interest rates based on the bank’s prime rate. A change in the applicable interest rates would also affect the rate at which we could borrow funds or finance equipment purchases.  Our capital lease obligations are fixed rate debt. A 10% change in interest rates would not have a material impact on interest expense associated with our line of credit agreement.

Although we conduct our business in various regions of the world, most of our revenues and costs are denominated in U.S. dollars with the remaining being primarily denominated in Euros or British Pounds. Thus, we are exposed to foreign currency exchange rate fluctuations as the financial results and balances of our foreign subsidiaries are translated into U.S. dollars. As exchange rates vary, these results, when translated, may vary from expectations and may adversely impact our results of operations and financial condition. Accordingly, if the dollar weakens relative to foreign currencies, particularly the Euro or British Pound, our foreign currency-based denominated revenues and expenses would increase when stated in U.S. Dollars. Conversely, if the dollar strengthens, our foreign currency denominated revenues and expenses would decrease.  Based on our net revenue for the three months ended March 31, 2007, if the U.S. dollar had weakened against the Euro and British Pound by 10%, our net revenue would have increased approximately 3%.  Conversely, based on our net revenue for the three months ended March 31, 2007, if the U.S. dollar had strengthened against the Euro and British Pound by 10%, our net revenue would have decreased by approximately 3%.   The impact of a 10% change in the exchange rate between the U.S. dollar and the Euro or British Pound would not have a material effect on our foreign currency denominated operating expenses.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of March 31, 2007, we carried out an evaluation, under the supervision and with the participation of our management, including  our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a — 15(b) promulgated under the Exchange Act.  Based upon that evaluation, our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that our disclosure controls and procedures are effective in ensuring that material information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such material information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

Our management and Board of Directors began implementing the following changes to our option granting process for the timing, approval and pricing of stock option grants in the quarter ended March 31, 2007 as detailed below:

•                  Our Commpensation Committee adopted a written charter in January 2007, taking into account similarly situated corporations and industry-wide best practices.

•                  Our Compensation Committee will arrange for counsel, in conjunction with outside third parties as deemed necessary, to provide training to management on stock option granting practices and accounting on at least a biannual basis;

•                  Our Compensation Committee is required to do a self-assessment process and communicate the results to the full Board of Directors.

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2007 that have materially affected, or are reasonably like to materially affect, our internal control over financial reporting.

Additionally, management is investing in ongoing efforts to continuously improve the control environment and has committed considerable resources to the continuous improvement of the design, implementation, documentation, testing and monitoring of our internal controls.

Part II — Other Information

Item 1.   Legal Proceedings

Please see Note 10 “Contingencies” of our Condensed Notes to Condensed Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q for a description of legal proceedings.

Item 1A.   Risk Factors

In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A: Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

In March 2007, we issued 6,667 shares of common stock pursuant to an exercise of a warrant for cash at an exercise price of $6.30 per common share.  The exercised warrants were issued in September 2004 in exchange for placement agent services

In April 2007, we issued 79,736 shares of common stock pursuant to the exercise of warrants for cash at an exercise price of $5.55 per common share and 1,667 shares of common stock pursuant to the exercise of a warrant for cash at an exercise price of $1.95 per common share.  The exercised warrants for 79,736 shares of common stock were issued in June 2004 in connection with our prepayment of $25.2 million of 11.5% Senior Secured Notes due January 2005.  The exercised warrant for 1,667 shares of common stock was issued in January 2003 in connection with our issuance of the $25.2 million of 11.5% Senior Secured Notes due January 2005.

Although the issuance of shares of our common stock upon exercise of these warrants had been registered under Registration Statements on Form S-3, the Registration Statements on Form S-3 were not effective due to our failure to timely file our Annual Report on Form 10-K for the year ended December 31, 2006 and our Quarterly Reports on Form 10-Q for the periods ended November 30, 2006 and March 31, 2007.  The issuances of the common stock underlying the warrants as described above were undertaken in reliance upon exemptions from the Securities Act of 1933 (the “Securities Act”) registration requirements afforded by Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder, as the transactions (including the initial issuances of the warrants) did not involve public offerings. However, we have determined that these issuances may not have been exempt from the registration requirements under federal securities laws.  Consequently, certain of these shares may have been issued in violation of the federal securities laws and may be subject to rescission.

Item 6.   Exhibits

(A)                               Exhibits:

10.76	2007 Executive Officer Bonus Plan.

10.77	Offer Letter and Employment Agreement between the Registrant and Mark S. Flynn, dated January 30, 2007.

31.1	Certificate of iBasis, Inc. Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of iBasis, Inc. Chief Financial Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

32.1	Certificate of iBasis, Inc. Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certificate of iBasis, Inc. Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

iBasis, Inc.

June 28, 2007	By:	/s/ Richard Tennant
Richard Tennant
Vice President and Chief Financial Officer
(Authorized Officer and Principal Accounting Officer)