Form 10-Q
period 2007-06-30
IBASIS INC
filed 2007-08-09
CIK 1091756

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

(781) 505—7500

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
Yes ☐   No ☒

The number of outstanding shares of common stock of the Company on July 31, 2007 was 33,963,987 shares.

Explanatory Note

In this Quarterly Report on Form 10-Q (“Form 10-Q”), we are restating our condensed consolidated statement of operations for the three and six months ended June 30, 2006 and our condensed consolidated statement of cash flows for the six months ended June 30, 2006.   In our Annual Report on Form 10-K for the year ended December 31, 2006, we restated our consolidated financial statements as of December 31, 2005 and for each of the years ended December 31, 2005 and 2004, and quarterly data for 2005 and the first two quarters of 2006.  Our previously filed Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 affected by the restatement disclosed herein has not been amended and no reliance should be placed upon it.

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

(000’s)	Year Ended December 31,							Three Months Ended June 30,	Six Months Ended June 30,
Grant Date	2000	2001	2002	2003	2004	2005	Total	2006	2006
May 25, 2000	$1,540	$2,699	$3,028	$281	$135	$—	$7,683	$—	$—
Nov. 15, 2001			554	391	39	39	1,023
Aug. 11, 2003				47	185	162	394	20	40
All other grants	118	186	196	92	144	136	872	37	52
Total	$1,658	$2,885	$3,778	$811	$503	$337	$9,972	$57	$92

As a result of determining revised measurement dates, we have also recorded payroll withholding tax related adjustments for certain options previously classified as Incentive Stock Option (“ISO”) grants under the Internal Revenue Service Code of 1986, as amended (“the Code”).  Such options were determined to have been granted with an exercise price below the fair market value of our common stock on the revised measurement date. As a result, such options do not qualify for ISO tax treatment. The disqualification of ISO classification and the resulting conversion to non-qualified stock option status results in additional withholding taxes on exercise of such options.  We have accordingly recorded a tax liability of $0.3 million and $0.5 million as of June 30, 2007 and December 31, 2006, respectively, in connection with the disqualification of such ISO tax treatment.

In addition, as a result of the change in the measurement dates of certain stock option grants, certain options vesting subsequent to December 2004 result in non-qualified deferred compensation for purposes of Section 409A of the Code, and holders are subject to an excise tax on the value of the options in the year in which they vest.  In July 2007, we initiated a stock option amendment program for employees, through a tender offer, to eliminate the adverse effect of Section 409A on certain employee stock options.  Employees can elect to replace stock options that were granted at less than fair market value and vest after December 2004 with new option grants with an exercise price equal to the fair market value on the revised measurement date of the option grant.  Employees will be compensated in cash in January 2008 for the increase in the exercise price for the option grants they elect to replace.  The tender offer expires on August 10, 2007 and we expect the charge to our results of operations in the three months ending September 30, 2007 will be approximately $0.3 million related to these stock option amendments.  In addition, we and our executive officers and directors agreed to amend certain outstanding stock options vesting after December 2004 which were determined to have been granted with exercise prices below the fair market value of our common stock on the legal grant date.  In December 2006, we and our executive officers and directors agreed to amend each of these options to increase the option exercise price to the fair market value on the revised measurement date.  As these amendments involved no consideration to our executive officers and directors, we did not recognize any expense associated with these modifications.

In those instances where the approval date of the stock option grant could not be determined with certainty, or the terms of the option grant, including exercise price and number of shares were not final on the determined date of approval, we used a consistent methodology to determine the most likely measurement date of the option grant.  In determining a measurement date, we considered the date on which both approval of the stock option grant had been obtained and the terms of the option grant, including exercise price and number of shares, were final.  For each of our past stock option grants, we determined a measurement date using the following criteria:

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

The following is a summary of the effects on net income of the adjustments related to the above errors (in thousands):

Year Ended December 31,	Stock based compensation and related payroll tax withholding adjustments	Other adjustments	Total
	Increase (decrease) to net loss
2000	$1,661	$78	$1,739
2001	2,885	98	2,983
2002	3,778	(420)	3,358
2003	822	574	1,396
2004	613	175	788
2005	459	(97)	362
Total	$10,218	$408	$10,626
	Decrease (increase) to net income
Three months ended March 31, 2006	$63	$(45)	$18
Three months ended June 30, 2006	100	(74)	26
Six months ended June 30, 2006	$163	$(119)	$44

iBASIS, INC.
Index

Part I — Financial Information

Item 1. Financial Statements

iBasis, Inc.

Condensed Consolidated Balance Sheets

(unaudited)

	June 30, 2007	December 31, 2006
	(in thousands, except per share data)
Assets
Cash and cash equivalents	$47,034	$35,525
Short-term marketable investments	9,990	18,546
Accounts receivable, net of allowance for doubtful accounts of $4,516 and $3,803, respectively	63,588	65,135
Prepaid expenses and other current assets	3,462	4,190
Total current assets	124,074	123,396

Property and equipment, at cost:
Network equipment	42,233	38,696
Equipment under capital lease	4,917	4,917
Computer software	11,341	9,837
Leasehold improvements	4,940	4,867
Furniture and fixtures	881	848
	64,312	59,165
Less: Accumulated depreciation and amortization	(49,227)	(45,307)
Property and equipment, net	15,085	13,858

Other assets	507	410
Total assets	$139,666	$137,664
Liabilities and Stockholders’ Equity
Accounts payable	$47,333	$48,638
Accrued expenses	40,840	37,302
Deferred revenue	11,377	10,709
Current portion of long-term debt	1,262	1,462
Total current liabilities	100,812	98,111

Long term debt, net of current portion	216	755
Other long term liabilities	1,766	1,417
Commitments and contingencies (Note 10)

Stockholders’ equity:
Common stock, $0.001 par value, authorized — 170,000 shares; issued — 35,013 and 34,286 shares, respectively	35	34
Treasury stock; 1,069 and 1,069, respectively, at cost	(4,358)	(4,358)
Additional paid-in capital	487,328	485,940
Accumulated other comprehensive income (loss)	(4)	3
Accumulated deficit	(446,129)	(444,238)
Total stockholders’ equity	36,872	37,381
Total liabilities and stockholders’ equity	$139,666	$137,664

The accompanying notes are an integral part of these condensed consolidated financial statements.

iBasis, Inc.
Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended June 30,
	2007	2006
		(as restated) (1)
	(in thousands, except per share data)
Net revenue	$155,622	$127,324
Costs and operating expenses:
Data communications and telecommunications (excluding depreciation and amortization)	137,845	110,981
Research and development	3,872	3,547
Selling and marketing	4,802	4,266
General and administrative	7,140	5,213
Depreciation and amortization	2,151	1,804
Restructuring costs	120	105
Merger related expenses	29	1,542
Total costs and operating expenses	155,959	127,458

Loss from operations	(337)	(134)

Interest income	557	450
Interest expense	(33)	(95)
Other expenses, net	(1)	(43)
Foreign exchange (loss) gain, net	(46)	148

Income before provision for income taxes	140	326

Provision for income taxes	(20)	(11)

Net income	$120	$315

Net income per share:
Basic	$0.00	$0.01
Diluted	$0.00	$0.01

Weighted average common shares outstanding:
Basic	33,389	33,133
Diluted	35,307	34,948

(1)             See Note 2, “Restatement of Condensed Consolidated Financial Statements,” of the Notes to Condensed Consolidated Financial Statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

iBasis, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

	Six Months Ended June 30,
	2007	2006
		(as restated) (1)
	(in thousands, except per share data)
Net revenue	$301,393	$238,103
Costs and operating expenses:
Data communications and telecommunications (excluding depreciation and amortization)	268,284	207,443
Research and development	7,604	6,795
Selling and marketing	9,316	7,861
General and administrative	13,926	9,685
Depreciation and amortization	4,116	3,352
Restructuring costs	240	177
Merger related expenses	29	1,542
Total costs and operating expenses	303,515	236,855

(Loss) income from operations	(2,122)	1,248

Interest income	1,073	862
Interest expense	(84)	(189)
Other expenses, net	(189)	(90)
Foreign exchange (loss) gain, net	(126)	131

(Loss) income before provision for income taxes	(1,448)	1,962

Provision for income taxes	(34)	(22)

Net (loss) income	$(1,482)	$1,940

Net (loss) income per share:
Basic	$(0.04)	$0.06
Diluted	$(0.04)	$0.06

Weighted average common shares outstanding:
Basic	33,303	33,195
Diluted	33,303	34,642

(1)             See Note 2, “Restatement of Condensed Consolidated Financial Statements,” of the Notes to Condensed Consolidated Financial Statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

iBasis, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended June 30,
	2007	2006
		(as restated) (1)
	(in thousands)
Cash flows from operating activities:
Net (loss) income	$(1,482)	$1,940
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	4,116	3,352
Restructuring costs	240	177
Increase to allowance for doubtful accounts	700	600
Stock-based compensation	1,342	1,125
Increase in fair value of modified stock options held by former employees	34	—
Amortization of discount on short-term marketable securities	10	62
Changes in assets and liabilities:
Accounts receivable	847	(8,890)
Prepaid expenses and other current assets	728	(342)
Other assets	(97)	(2)
Accounts payable	(3,419)	10,825
Accrued expenses	2,824	1,963
Deferred revenue	668	2,221
Other long term liabilities	(60)	6
Net cash provided by operating activities	6,451	13,037

Cash flows from investing activities:
Purchases of property and equipment	(3,229)	(5,281)
Purchases of available-for-sale short-term marketable investments	(8,850)	(17,600)
Maturities of available-for-sale short-term marketable investments	17,389	15,075
Net cash provided by (used in) investing activities	5,310	(7,806)

Cash flows from financing activities:
Repurchases of common stock	—	(2,267)
Payments of principal on capital lease obligations	(739)	(783)
Proceeds from exercise of warrants	487	—
Proceeds from exercises of common stock options	—	358
Net cash used in financing activities	(252)	(2,692)
Effect of exchange rate changes on cash and cash equivalents	—	3
Net increase in cash and cash equivalents	11,509	2,542
Cash and cash equivalents, beginning of period	35,525	27,478
Cash and cash equivalents, end of period	$47,034	$30,020

Supplemental disclosure of cash flow information:
Interest paid	$84	$189

Supplemental disclosure of non-cash investing and financing activities:
Purchases of property and equipment in accounts payable at end of period	$2,114	$993
Modifications of stock options — reclassification from equity to liability award	$440	$—
Net share settlement on exercise of warrants for common stock	$7,653	$—

(1)             See Note 2, “Restatement of Condensed Consolidated Financial Statements,” of the Notes to Condensed Consolidated Financial Statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

iBasis, Inc.
Notes to Condensed Consolidated Financial Statements

(unaudited)

(1)  Business and Presentation

Business

We are a leading provider of international communications services and a provider of retail prepaid calling services.  Our operations consist of our Voice-Over-Internet-Protocol (“VoIP”) trading business (“Trading”), in which we connect buyers and sellers of international telecommunications services, and our retail services business (“Retail”).  In the Trading business we receive voice traffic from buyers—originating carriers who are interconnected to our network via VoIP or traditional time division multiplexing (“TDM”) connections, and we route the traffic over the Internet to sellers—local carriers in the destination countries with whom we have established agreements to manage the completion or termination of the call.  We use proprietary, patent-pending technology to automate the selection of routes and termination partners based on a variety of performance, quality, and business metrics.  We offer this Trading service on a wholesale basis to carriers, telephony resellers and other service providers worldwide.  We have call termination agreements with local service providers in North America, Europe, Asia, the Middle East, Latin America, Africa and Australia.  Our Retail business was launched in late 2003, with the introduction of our retail prepaid calling cards which are marketed through distributors primarily to ethnic communities within major metropolitan markets in the U.S.  In late 2004, we launched a prepaid calling service, Pingo®, offered directly to consumers through an eCommerce web interface, which we have included in our Retail business segment.  Revenues from our Pingo® services have not been material in any period to date.

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

Proposed Transaction with KPN B.V., a subsidiary of Royal KPN N.V.

On June 21, 2006, we entered into a Share Purchase and Sale Agreement with KPN B.V., formerly KPN Telecom B.V., (“KPN”), a subsidiary of Royal KPN N.V. and a private limited liability company organized under the laws of The Netherlands. Pursuant to the Share Purchase Agreement, we will acquire the shares of two subsidiaries of KPN (“KPN GCS”) and receive $55 million in cash from KPN in return for issuing to KPN that number of shares, of our common stock which, on a post issuance basis, represents 51% of the issued and outstanding shares of our common stock and outstanding in-the money stock options, as adjusted, and warrants.  KPN GCS encompasses KPN’s international wholesale voice business.

Upon the completion of the foregoing transactions, we will pay a dividend in the aggregate amount of $113 million, on a pro rata basis to those persons who are our shareholders of record on the date immediately prior to the date of the closing of the transactions contemplated by the Share Purchase Agreement. In addition, holders of outstanding warrants to purchase our common stock will be entitled to receive an amount in cash equal to the amount such holder would have received in connection with the dividend if such warrants had been exercised immediately prior to the closing of the transactions upon the future exercise of these warrants.  As of June 30, 2007, we had warrants to purchase 1.1 million shares of common stock outstanding.  In connection with our payment of the dividend, we will adjust the exercise price and number of shares to be issued upon exercise of our outstanding common stock options to preserve their value. The proposed transaction, which is subject to customary closing conditions, including regulatory approvals and the approval of our shareholders, is expected to be completed before the end of October 2007. On April 27, 2007, we announced that we and KPN had amended the Share Purchase Agreement to extend the outside date for completion of the transactions to October 31, 2007.  On August 2, 2007, we filed a preliminary proxy statement with the Securities and Exchange Commission to seek shareholder approval of these transactions.

Although we will be issuing shares of our common stock in acquiring KPN GCS, after the merger is completed, KPN will hold a majority of our outstanding common stock. Accordingly, for accounting and financial reporting purposes, we will be treated as the accounting acquiree. Under the purchase method of accounting, our tangible and identifiable intangible assets and liabilities will be, as of the date of the transaction, recorded at their fair value, including an amount for goodwill representing the difference between the deemed purchase price of iBasis and the fair value of our tangible and identifiable intangible net assets, and will be added to the historical assets and liabilities of KPN GCS.

We incurred merger related expenses of $1.5 million in the three and six months ended June 30, 2006, consisting primarily of investment banking advisory services, legal and accounting fees.  Merger related expenses in the first six months of 2007 were insignificant.    Such amounts have been expensed because we are the accounting acquiree.  Our revenues from our customer KPN for the three and six months ended June 30, 2007 and 2006 were not material.

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

4)                If there was a Form 3 or Form 4 filing associated with the option grant, we used the following criteria to determine the measurement date of the grant:

a)                If an officer or director required to file reports under Section 16 of the Securities Exchange Act of 1934, as amended, filed a Form 3 or Form 4, we determined the measurement date to be the date that the Form 3 or Form 4 as filed;

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

In addition, as a result of the change in the measurement dates of certain stock option grants, certain options vesting subsequent to December 2004 result in non-qualified deferred compensation for purposes of Section 409A of the Code, and holders are subject to an excise tax on the value of the options in the year in which they vest.  In July 2007, we initiated a stock option amendment program for employees, through a tender offer, to eliminate the adverse effect of Section 409A on certain employee stock options.  Employees can elect to replace stock options that were granted at less than fair market value and vest after December 2004 with new option grants with an exercise price equal to the fair market value on the revised measurement date of the option grant.  Employees will be compensated in cash in January 2008 for the increase in the exercise price for the option grants they elect to replace.  The tender offer expires on August 10, 2007 and we expect the charge to our results of operations in the three months ended September 30, 2007 will be approximately $0.3 million related to these stock option amendments.  In addition, we and our executive officers and directors agreed to amend certain outstanding stock options vesting after December 2004 that were determined to have been granted with exercise prices below the fair market value of our common stock on the legal grant date.  In December, 2006, we and our executive officers and directors agreed to amend each of these options to increase the option exercise price to the fair market value on the revised measurement date.  As these amendments involved no consideration to our executive officers and directors, we did not recognize any expense associated with these modifications.

The restatement of prior year financial statements also includes adjustments for other errors that were not previously recorded because we believed the amount of any such errors, both individually and in the aggregate, were not material to our historical consolidated financial statements.  Such errors related to the recording of deferred income, classification of reserves for customer disputes, adjustments to accruals, and fixed asset depreciation

As a result of the above, we restated our consolidated financial statements as of December 31, 2005 and for the years ended December 31, 2005 and 2004 in our Annual Report on Form 10-K for the year ended December 31, 2006.   The restatement also affected years prior to 2004. We have restated our condensed consolidated statements of operations for the three and six months ended June 30, 2006 and our condensed consolidated statement of cash flows for the six months ended June 30, 2006 in this Quarterly Report on Form 10-Q. The stock-based compensation charges, including the aforementioned payroll withholding tax related adjustments, decreased our net income by $100,000 and $163,000 for the three and six months ended June 30, 2006, respectively.

The following tables set forth the effects of the restatement on our condensed consolidated statements of operations for the three and six months ended June 30, 2006 and our condensed consolidated statement of cash flows for the six months ended June 30, 2006

	Three Months Ended June 30, 2006
	(as previously reported)	Stock-based compensation adjustments	Payroll tax withholding adjustments	Other adjustments	(as restated)
	(In thousands)
Consolidated Statements of Operations Data:
Net revenue	$127,324	$—	$—	$—	$127,324
Costs and operating expenses:
Data communications and telecommunications (excluding depreciation and amortization)	110,981				110,981
Research and development	3,539	14		(6)	3,547
Selling and marketing	4,260	11		(5)	4,266
General and administrative	5,288	32	43	(150)	5,213
Depreciation and amortization	1,822			(18)	1,804
Restructuring costs	—			105	105
Merger related expenses	1,542				1,542
Total costs and operating expenses	127,432	57	43	(74)	127,458
Loss from operations	(108)	(57)	(43)	74	(134)
Interest income	450				450
Interest expense	(95)				(95)
Other expense, net	(43)				(43)
Foreign exchange gain	148				148
Income before taxes	352	(57)	(43)	74	326
Income tax expense	(11)				(11)
Net income	$341	$(57)	$(43)	$74	$315

Net income per share:
Basic	$0.01	$(0.00)	$(0.00)	$0.00	$0.01
Diluted	$0.01	$(0.00)	$(0.00)	$0.00	$0.01
Weighted average common shares outstanding
Basic	33,133				33,133
Diluted	34,948				34,948

	Six Months Ended June 30, 2006
	(as previously reported)	Stock-based compensation adjustments	Payroll tax withholding adjustments	Other adjustments	(as restated)
	(In thousands)
Consolidated Statements of Operations Data:
Net revenue	$238,103		$—	$—	$238,103
Costs and operating expenses:
Data communications and telecommunications (excluding depreciation and amortization)	207,443				207,443
Research and development	6,779	31		(15)	6,795
Selling and marketing	7,850	24		(13)	7,861
General and administrative	9,809	37	71	(232)	9,685
Depreciation and amortization	3,388			(36)	3,352
Restructuring costs	—			177	177
Merger related expenses	1,542				1,542
Total costs and operating expenses	236,811	92	71	(119)	236,855
Income from operations	1,292	(92)	(71)	119	1,248
Interest income	862				862
Interest expense	(189)				(189)
Other expense, net	(90)				(90)
Foreign exchange gain	131				131
Income before taxes	2,006	(92)	(71)	119	1,962
Income tax expense	(22)				(22)
Net income	$1,984	$(92)	$(71)	$119	$1,940

Net income per share:
Basic	$0.06	$(0.00)	$(0.00)	$0.00	$0.06
Diluted	$0.06	$(0.00)	$(0.00)	$0.00	$0.06
Weighted average common shares outstanding
Basic	33,195				33,195
Diluted	34,642				34,642

	Six Months Ended June 30, 2006
	(as previously reported)	Stock-based compensation adjustments	Payroll withholding tax adjustments	Other adjustments	(as restated)
	(In thousands)
Statement of Cash Flows
Cash flows from operating activities:
Net income	$1,984	$(92)	$(71)	$119	$1,940
Adjustments to reconcile net income to net cash used in operating activities:
Restructuring costs	—			177	177
Depreciation and amortization	3,388			(36)	3,352
Merger related expenses in accounts payable and accrued expenses	1,387			(1,387)	—
Allowance for doubtful accounts	600				600
Stock-based compensation and services	1,087	92		(54)	1,125
Amortization of discount on short-term marketable securities	62				62
Changes in current assets and liabilities:
Accounts receivable, net	(9,152)			262	(8,890)
Prepaid expenses and other current assets	(342)				(342)
Other assets	(2)				(2)
Accounts payable	10,150			675	10,825
Accrued expenses	1,780		71	112	1,963
Deferred revenue	2,221				2,221
Other long-term liabilities	6				6
Net cash provided by operating activities	13,169	—	—	(132)	13,037
Cash flows from investing activities:
Purchases of property and equipment	(5,258)			(23)	(5,281)
Purchases of available-for-sale short-term marketable investments	(17,600)				(17,600)
Maturities of available-for-sale short-term marketable investments	15,075				15,075
Payment of merger related expenses	(155)			155	—
Net cash used in investing activities	(7,938)			132	(7,806)
Cash flows from financing activities:
Repurchases of common stock	(2,267)				(2,267)
Payments of principal on capital lease obligations	(783)				(783)
Proceeds from exercise of common stock options	358				358
Net cash used in financing activities	(2,692)				(2,692)
Effect of exchange rate changes on cash and cash equivalents	3				3
Net increase in cash and cash equivalents	2,542	—		—	2,542
Cash and cash equivalents, beginning of period	27,478				27,478
Cash and cash equivalents, end of period	$30,020	$—	$—	$—	$30,020

(3)  Net income (loss) per share

Basic net income per common share is determined by dividing net income by the weighted average common shares outstanding during the period.  Diluted net income per share is determined by dividing net income by weighted average common and dilutive common equivalent shares outstanding during the period.  Dilutive common shares consist of common stock issuable upon the exercise of stock options and warrants using the treasury method of Statement of Financial Accounting Standards No. 128, “Earnings Per Share”.  Basic and diluted net loss per share is determined by dividing net loss by the weighted average common shares outstanding during the period.

The following table summarizes common shares that have been excluded from the computation of diluted weighted average common shares for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(In thousands)
Options to purchase common shares	366	838	2,554	838
Warrants to purchase common shares	—	67	1,053	67
Total	366	905	3,607	905

(4)  Stock-Based Compensation

We issue stock options as an equity incentive to employees, non-employee directors and non-employee contractors under our 1997 Stock Incentive Plan (the “1997 Plan”).   The stock options we issue are typically for a fixed number of shares with an exercise price equal to the fair market value of our stock on the date of grant.  The employee stock option grants typically vest quarterly in equal installments over four years, provided that no options shall vest during the employees’ first year of employment, and have a term of ten years.   The 1997 Plan expires in August 2007, after which no additional stock options may be granted under this option plan.  On August 2, 2007 we filed a preliminary proxy statement with the Securities and Exchange Commission to seek shareholder approval of, among other things, the adoption of a new stock plan later this year.

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

The following table presents the employee stock-based compensation expense included in our unaudited condensed consolidated statements of operations.

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(In thousands)
Stock-based compensation expense:
Research and development	$101	$142	$199	$235
Sales and marketing	88	115	175	200
General and administrative	319	426	968	528
Total stock-based compensation	508	683	1,342	963
Provision for income taxes	—	—	—	—
Net stock-based compensation expense	$508	$683	$1,342	$963

The fair value of our stock option awards was estimated using the Black-Scholes model with the following weighted-average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Risk free interest rate	4.75%	4.88%	4.69%	4.69%
Dividend yield	0.00%	0.00%	0.00%	0.00%
Expected life	6.25 years	6.25 years	6.25 years	6.25 years
Volatility	104%	113%	104%	114%
Fair value of options granted	$8.26	$5.32	$8.21	$5.54

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

No income tax benefit was realized from stock option exercises during the three and six months ended June 30, 2007 and 2006.

During the three months ended June 30, 2006, we issued a warrant to purchase 66,667 shares of our common stock to an investment banking firm with a fair value of $162,000 as partial payment for advisory services.

In the first quarter of 2007, the Compensation Committee of our Board of Directors approved a resolution that allowed us to modify the terms of stock option grants for certain individuals, covering an aggregate of approximately 100,000 shares, with exercise prices between $1.11 and $8.07 per share.  These modifications allowed employees, terminated on or after October 17, 2006, to exercise their vested stock options beyond the normal 90-day post-termination period provided under our 1997 Plan and their individual option agreements. We extended the exercise period of these options because we were unable, during our financial statement restatement process, to deliver registered shares of our common stock to such individuals in compliance with the applicable registration requirements of the Securities Act of 1933, as amended.  Absent the extension, these options would have expired prior to the employee having the opportunity to exercise, since the 90 day post-termination exercise period would have expired prior to our completion of the financial statement restatement process.

As a result of these modifications, we have recorded non-cash stock-based compensation charges, included in general and administrative expenses, totaling $0.1 million and $0.6 million in the three and six months ended June 30, 2007, respectively.  The charges relate primarily to modifications to option agreements that we subsequently classified as liabilities under EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF 00-19”).   Under EITF 00-19, we are also required to report these option awards at their fair value as of each balance sheet date.  Any increase or decrease in this fair value is recorded in other expenses in our results of operations.   We recorded an additional charge of $0.1 million in the first quarter of 2007 related to the increase in the fair value of these option awards through March 31, 2007.   In the second quarter of 2007, the fair value of these option awards declined, primarily as a result of the market price of our common stock being lower at June 30, 2007 compared to March 31, 2007, which resulted in a reversal of $0.1 million in expense.

(5)  Short-term marketable investments

Our investments are classified as available-for-sale, carried at fair value and consist of securities that are readily convertible into cash, including government securities and commercial paper, with original maturities at the date of acquisition ranging from 90 days to one year.

Short-term marketable investments consist of:

	June 30, 2007		December 31, 2006
	(In thousands)
	Fair Value	Unrealized Gain (loss)	Fair Value	Unrealized Gain (Loss)
Government securities	$—	$—	$1,986	$—
Commercial paper, corporate bonds and certificates of deposit	9,990	(5)	16,560	2
Total	$9,990	$(5)	$18,546	$2

The net unrealized loss of $5,000 as of June 30, 2007 on our short-term marketable investments in government securities, commercial paper, corporate bonds and certificates of deposit was caused by interest rate increases.  Because we have the ability and intent to hold these investments until a recovery of fair value, which may be maturity, we do not consider these investments to be other-than-temporarily impaired at June 30, 2007 due to the short-term duration and the lack of severity of the impairment.  As of June 30, 2007 and December 31, 2006, the unrealized gain (loss) on our short-term marketable securities is a component of accumulated other comprehensive income (loss).

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

Operating results, excluding interest income and expense, other income and expense, foreign exchange gains or losses, and income tax expense for our two business segments are as follows:

	Three Months Ended June 30, 2007
	(In thousands)
	Trading	Retail	Total
Net revenue	$127,767	$27,855	$155,622
Data communications and telecommunication costs (excluding depreciation and amortization)	113,771	24,074	137,845
Gross profit	$13,996	$3,781

Research and development expenses			3,872
Selling and marketing expenses			4,802
General and administrative expenses			7,140
Depreciation and amortization			2,151
Restructuring costs			120
Merger related expenses			29
Loss from operations			$(337)

	Three Months Ended June 30, 2006
	(In thousands)
	Trading	Retail	Total
Net revenue	$102,525	$24,799	$127,324
Data communications and telecommunication costs (excluding depreciation and amortization)	90,427	20,554	110,981
Gross profit	$12,098	$4,245

Research and development expenses			3,547
Selling and marketing expenses			4,266
General and administrative expenses			5,213
Depreciation and amortization			1,804
Restructuring costs			105
Merger related expenses			1,542
Loss from operations			$(134)

	Six Months Ended June 30, 2007
	(In thousands)
	Trading	Retail	Total
Net revenue	$248,055	$53,338	$301,393
Data communications and telecommunication costs (excluding depreciation and amortization)	222,058	46,226	268,284
Gross profit	$25,997	$7,112

Research and development expenses			7,604
Selling and marketing expenses			9,316
General and administrative expenses			13,926
Depreciation and amortization			4,116
Restructuring costs			240
Merger related expenses			29
Loss from operations			$(2,122)

	Six Months Ended June 30, 2006
	(In thousands)
	Trading	Retail	Total
Net revenue	$191,484	$46,619	$238,103
Data communications and telecommunication costs (excluding depreciation and amortization)	168,775	38,668	207,443
Gross profit	$22,709	$7,951

Research and development expenses			6,795
Selling and marketing expenses			7,861
General and administrative expenses			9,685
Depreciation and amortization			3,352
Restructuring costs			177
Merger related expenses			1,542
Income from operations			$1,248

Assets relating to our Trading and Retail business consist of accounts receivable, net of allowance for doubtful accounts. We do not allocate cash and cash equivalents, short-term marketable investments, prepaid expenses and other current assets, property and equipment, net or other assets between Trading and Retail.

	As of June 30, 2007
	(In thousands)
	Trading	Retail	Total
Segment assets	$56,385	$7,203	$63,588

Non-segment assets			76,078
Total assets			$139,666

	As of December 31, 2006
	(In thousands)
	Trading	Retail	Total
Segment assets	$57,832	$7,303	$65,135

Non-segment assets			72,529
Total assets			$137,664

(7)  Accrued Restructuring Costs and Lease Termination Costs

In 2006, we negotiated the early termination of leased space for one of our locations in New York City which we no longer needed   and took a charge of $1.1 million for future monthly payment obligations through February 2011 under the lease termination agreement.

At June 30, 2007, accrued restructuring costs of $2.1 million consisted of $0.9 million remaining in future payment obligations relating to the terminated New York City facility lease and costs accrued for future lease obligations for certain vacant leased facilities, net of future sublease assumptions.  Payments of these restructuring costs will be made through February 2011.  During the three and six months ended June 30, 2007, we took an additional charge of $0.1 million and $0.2 million, respectively, as a result of a change in estimate relating to our future sublease assumptions on vacant leased facilities.

A summary of the accrued restructuring costs for the six months ended June 30, 2007 is as follows:

(In thousands)	Future Payment Obligation on Lease Termination	Contractual Lease Obligations Relating to Vacant Facilities	Total
Balance, December 31, 2006	$1,027	$1,167	$2,194
Change in estimates	—	240	240
Cash payments	(102)	(249)	(351)
Balance, June 30, 2007	$925	$1,158	$2,083

Current portion			$742
Long-term portion			1,341
Total			$2,083

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

As a result of the adoption of FIN 48, we recognized a $409,000 liability for uncertain tax positions, which was accounted for as an increase to the accumulated deficit as of January 1, 2007 and an increase to other long-term liabilities. If this liability is ultimately not required, the reversal of this reserve would reduce the effective tax rate in the future. This liability relates to potential tax issues related to our international operations and included $307,000 for unrecognized tax liabilities and $102,000 for estimated accrued penalties and interest. We also increased the liability by $8,000 and $16,000 for interest expense incurred during the three and six months ended June 30, 2007, respectively.  There were no other changes in the liability during the three and six months ended June 30, 2007. We do not expect this liability to change significantly during the next 12 months. Our policy is to report penalties and tax-related interest expense as a component of income tax expense.

We are subject to U.S. federal income tax, as well as income tax in multiple state and foreign jurisdictions. As of June 30, 2007 and January 1, 2007, we were subject to examination in the U.S. federal tax jurisdiction for the 1997 to 2006 tax years and we were also subject to examination in most state and foreign jurisdictions for the 2000 to 2006 tax years.

As discussed in Note 10 to our consolidated financial statements in our 2006 Form 10-K, we have a valuation allowance against the full amount of our net deferred tax assets. We currently provide a valuation allowance against our deferred tax assets as it is more likely than not that some portion, or all of our deferred tax assets, will not be realized.

(9)  Line of Credit and Long-Term Debt

Long-term debt consists of the following:

	June 30, 2007	December 31, 2006
	(In thousands)
Capital lease obligations	$1,478	$2,217

Less-current portion	1,262	1,462

Long term debt, net of current portion	$216	$755

In May 2007, we amended certain financial covenants and extended the maturity date of our revolving line of credit with our bank from May 31, 2007 until July 30, 2007, and in July 2007, we further extended the maturity date of our revolving line of credit to October 31, 2007.  We also received a waiver of non-compliance of certain financial covenants from our bank for the period ending June 30, 2007.  We had issued outstanding letters of credit of $2.7 million at June 30, 2007 and December 31, 2006.  We had no other borrowings outstanding under our bank line of credit at June 30, 2007 and December 31, 2006.

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

In June 2004, we and the individual defendants, as well as many other issuers named as defendants in the class action proceeding, entered into an agreement-in-principle to settle this matter, and this settlement was presented to the court. The district court granted a preliminary approval of the settlement in February 2005, subject to certain modifications to the proposed bar order, to which plaintiffs and issuers agreed. In August 2005, the district court issued a preliminary order further approving the modifications to the settlement, certifying the settlement classes and scheduled a fairness hearing, after notice to the class. The fairness hearing was held on April 24, 2006 and the motion for approval of the settlement is pending. Plaintiffs have continued to pursue their claims against the underwriters. The district court has established a procedure whereby six “focus” cases are being pursued initially and has certified a class of purchasers in those cases. The underwriters appealed the certification order in each of the six cases and in December 2006, the United States Court of Appeals for the Second Circuit reversed the certification orders. Since the pending settlement with the issuers involves parallel classes to those in the six focus cases, it is not expected that the district court will act favorably on the issuer settlement in its current form.

We anticipate additional settlement negotiations will occur, but there can be no assurance that those negotiations will result in a revised settlement. We believe that if this matter is not settled, we have meritorious defenses which we intend to vigorously defend.

We have received a letter, dated July 30, 2007, directed to our board of directors on behalf of an individual asserted to be a shareholder, demanding that the board of directors prosecute a claim against the Company’s IPO underwriters and certain of its officers, directors and principal shareholders, as identified in the IPO prospectus, for violations of Section 16(b) of the Securities Exchange Act of 1934.  The letter does not identify specific purchases and sales alleged to constitute violations of short-swing trading prohibitions of Section 16(b) and we expect to seek additional information sufficient to allow us to investigate the asserted violation.

We cannot estimate potential losses, if any, from these matters or whether, in light of our insurance coverage, any loss would be material to our financial condition, results of operations or cash flows.  As such, no amounts have been accrued as of June 30, 2007.

Class Action Regarding Prepaid Calling Card Claims

We have been named in a class action complaint, filed in the California State Court for the Western Division of Los Angeles on June 12, 2007, alleging violations of the California Consumers Legal Remedies Act: Nora Monday v. iBasis Inc. 6/12/2007 2:07-cv-03802 MMM  (Western Division - Los Angeles).  The putative class action plaintiff asserts that prepaid phone cards that we sell often expire without notice and without the consumer’s knowledge, charge rates that are frequently higher than stated in the uniform representations of the cards and include hidden charges.  We have not yet completed our review of the claims alleged and, at, this time, we are unable to estimate potential losses, if any, from this matter, or whether any loss would be material to our financial condition, results of operations or cash flows.  As such, no amounts have been accrued as of  June 30, 2007.

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

On May 10, 2007, the United States District Court for the District of Massachusetts entered orders consolidating the above derivative actions under Civil Action No. 06-12276-DPW. On June 15, 2007, the Plaintiffs filed a consolidated complaint. Our response to the consolidated complaint is due on August 24, 2007, and we anticipate filing a motion to dismiss the consolidated complaint at that time.

We also announced on October 20, 2006 that we were contacted by the SEC as part of an informal inquiry and we further disclosed on March 29, 2007, on our Current Report on Form 8-K, that the SEC had notified us that we would be receiving a formal order of investigation relating to our stock option practices. On April 13, 2007, we received the formal order of investigation. The SEC investigation seeks documents and information from us relating to the grant of our options from 1999 to the present. We expect that the SEC will seek the testimony of individuals including certain of our executive officers and directors during the fourth quarter of 2007. We are cooperating fully with the SEC investigation that is ongoing. There is no assurance that other regulatory inquiries will not be commenced by other U.S. federal, state or other regulatory agencies.

We can not estimate the amount of losses, if any, from these matters, or whether any loss would be material to our financial condition, results of operations or cash flows.  As such, no amounts have been accrued as of June 30, 2007.

Regulatory Proceedings

On June 30, 2006, the Federal Communications Commission (“FCC”) issued an order requiring providers of prepaid calling cards that utilize Internet Protocol to contribute to the Universal Service Fund (“USF”) and pay access charges and other regulatory fees both in the future and for some prior period of time. In connection with our Retail business, we plan to absorb or pass along such future fees, to the extent permitted by law, which, based on current traffic mix, equal approximately 1.8% of revenue. We have filed an appeal of the retroactive aspect of the FCC Order with the United States Court of Appeals in Washington, D.C. In October 2006, we filed a motion to stay that aspect of the FCC Order pending the outcome of the appeal. On November 1, 2006, the Court deferred ruling on the stay request pending the FCC’s ruling on a similar stay motion pending before the agency. The agency denied the stay request on March 29, 2007. As of June 30, 2007, we estimate that the maximum potential retroactive USF charge relating to our Retail business prior to the third quarter of the year ended December 31, 2006 would be approximately $2.6 million.  If we are not successful with our appeal of the retroactive aspect of the FCC Order and are required to pay USF and other fees on a retroactive basis, we do not believe we would be able to recover these fees from our customers. As such, we would have to fund these fees up to the estimated maximum retroactive amount of $2.6 million.  As the amount of retroactive fees are not probable of being incurred, no amounts have been accrued as of June 30, 2007.

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

We cannot estimate the amount of losses, if any, from these matters, or whether any loss would be material to our financial condition, results of operations or cash flows.  As such, no amounts have been accrued as of June 30, 2007.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Form 10-Q, including without limitation Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  We intend the forward-looking statements to be covered by the safe harbor for forward-looking statements in such sections of the Exchange Act. These forward-looking statements include, the consummation of the transaction with KPN, anticipated revenue, earnings per share and capital expenditures, market opportunity and market size, strategies, strategic relationships, competition, expected activities, and investments as we pursue our business plan, and the adequacy of our available cash resources. These forward-looking statements are usually accompanied by words such as “believe,” “anticipate,” “plan,” “seek,” “expect,” “intend” and similar expressions.  The forward-looking information is based on various factors and was derived using numerous assumptions.

Forward-looking statements necessarily involve risks and uncertainties, and our actual results could differ materially from those anticipated in the forward-looking statements due to a number of factors, including those set forth in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2006, as updated and supplemented by Part II, Item 1A “Risk Factors” of this Quarterly Report on Form 10-Q, and elsewhere in this report.  These factors as well as other cautionary statements made in this Form 10-Q, should be read and understood as being applicable to all related forward-looking statements wherever they appear herein.  The forward-looking statements contained in this Form 10-Q represent our judgment as of the date hereof.  We caution readers not to place undue reliance on such statements.  Except as required by law, we undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

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

The measurement dates we determined for past stock option grants, using the criteria as described above, resulted in additional stock-based compensation of approximately $10.0 million for the years ended December 31, 2000 through December 31, 2005 and $57,000 and $92,000 for the three and six months ended June 30, 2006, respectively. The measurement date that we determined for one stock option grant dated May 25, 2000 resulted in approximately $7.7 million of the $10.0 million of additional stock-based compensation for years ended December 31, 2000 through December 31, 2005. For this particular grant, we could not determine with certainty the date of approval of such option grant. As a result, we determined the measurement date for the May 25, 2000 stock option grant to be the last day of the response period for Compensation Committee members to return their signed UWCs under criteria #5 as described above.

A summary of the additional stock-based compensation, by year, with the most significant stock option grants shown separately, is as follows:

(000’s)	Year Ended December 31,							Three Months Ended June 30,	Six Months Ended June 30,
Grant Date	2000	2001	2002	2003	2004	2005	Total	2006	2006
May 25, 2000	$1,540	$2,699	$3,028	$281	$135	$—	$7,683	$—	$—
Nov. 15, 2001			554	391	39	39	1,023	—	—
Aug. 11, 2003				47	185	162	394	20	40
All other grants	118	186	196	92	144	136	872	37	52
Total	$1,658	$2,885	$3,778	$811	$503	$337	$9,972	$57	$92

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

As a result of determining revised measurement dates, we have also recorded payroll withholding tax related adjustments for certain options previously classified as Incentive Stock Option (“ISO”) grants under the Internal Revenue Service Code of 1986, as amended (“the Code”). Such options were determined to have been granted with an exercise price below the fair market value of the Company’s stock on the revised measurement date. As a result such options do not qualify for ISO tax treatment. The disqualification of ISO classification and the resulting conversion to non-qualified stock option status results in additional withholding taxes on exercise of such options. We accordingly have a tax liability of $0.3 million and $0.5 million, as of June 30, 2007 and December 31, 2006, respectively, in connection with the disqualification of such ISO tax treatment.

In addition, as a result of the change in the measurement dates of certain stock option grants, certain options vesting subsequent to December 2004 result in non-qualified deferred compensation for purposes of Section 409A of the Code, and holders are subject to an excise tax on the value of the options in the year in which they vest.  In July 2007, we initiated a stock option amendment program for employees, through a tender offer, to eliminate the adverse effect of Section 409A on certain employee stock options.  Employees can elect to replace stock options that were granted at less than fair market value and vest after December 2004 with new option grants with an exercise price equal to the fair market value on the revised measurement date of the option grant.  Employees will be compensated in cash in January 2008 for the increase in the exercise price for the option grants they elect to replace.  The tender offer expires on August 10, 2007 and we expect the charge to our results of operations in the three months ending September 30, 2007 will be approximately $0.3 million related to these stock option amendments.  In addition, we and our executive officers and directors agreed to amend certain outstanding stock options vesting after December 2004 which were determined to have been granted with exercise prices below the fair market value of our common stock on the legal grant date.  In December 2006, we and our executive officers and directors agreed to amend each of these options to increase the option exercise price to the fair market value on the revised measurement date.  As these amendments involved no consideration to our executive officers and directors, we did not recognize any expense associated with these modifications.

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

The following is a summary of the effects on net income of the adjustments related to the above errors (in thousands):

	Stock based compensation and related payroll tax withholding adjustments	Other adjustments	Total
Year Ended December 31,	Increase (decrease) to net loss
2000	$1,661	$78	$1,739
2001	2,885	98	2,983
2002	3,778	(420)	3,358
2003	822	574	1,396
2004	613	175	788
2005	459	(97)	362
Total	$10,218	$408	$10,626

	Decrease (increase) to net income
Three months ended March 31, 2006	$63	$(45)	$18
Three months ended June 30, 2006	100	(74)	26
Six months ended June 30, 2006	$163	$(119)	$44

As a result of the above, we restated our consolidated financial statements as of December 31, 2005 and for the years ended December 31, 2005 and 2004 in our Annual Report on Form 10-K for the year ended December 31, 2006.   The restatement also affected years prior to 2004.   We have restated our condensed consolidated statement of operations for the three and six months ended June 30, 2006 and our condensed consolidated statement of cash flows for the six months ended June 30, 2006 in this Quarterly Report on Form 10-Q.   The stock-based compensation charges, including the aforementioned payroll withholding tax related adjustments, decreased our net income by $100,000 and $163,000 for the three and six months ended June 30, 2006, respectively.

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

Related Proceedings

We announced on October 20, 2006 that we were contacted by the SEC as part of an informal inquiry and we further disclosed on March 29, 2007, on our Current Report on Form 8-K, that the SEC had notified us that we would be receiving a formal order of investigation relating to our stock option practices. On April 13, 2007, we received the formal order of investigation. The SEC investigation seeks documents and information from us relating to the grant of our options from 1999 to the present. We expect that the SEC will seek the testimony of individuals including certain of our executive officers and directors during the fourth quarter of 2007. We are cooperating fully with the SEC investigation that is ongoing. There is no assurance that other regulatory inquiries will not be commenced by other U.S. federal, state or other regulatory agencies. We have incurred substantial expenses for legal, accounting, tax and other professional services in connection with the Special Committee investigation, our internal review of our historical financial statements, the preparation and audit of the restated financial statements, the SEC investigation and related civil derivative litigation. These expenses were approximately $0.6 million and $1.5 million for the three and six months ended June 30, 2007, respectively.

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

NASDAQ Listing

On July 11, 2007, we were notified by the Nasdaq Listing and Hearing Review Council that we were in compliance with all Nasdaq Marketplace Rules for continued listing on the Nasdaq Global Market and that the matter of our prior non-compliance with these rules was now closed.   Our non-compliance with the Nasdaq Marketplace Rules had resulted from our late filings with the Securities and Exchange Commission of our third quarter 2006 Form 10-Q, 2006 Form 10-K and first quarter 2007 Form 10-Q.  These late filings, which were completed and filed with the Securities and Exchange Commission in June 2007, were a result of the restatement of our prior financial statements.

Proposed Transaction with KPN B.V., a subsidiary of Royal KPN N.V.

On June 21, 2006, we entered into a Share Purchase and Sale Agreement with KPN B.V., formerly KPN Telecom B.V., (“KPN”), a subsidiary of Royal KPN N.V. and a private limited liability company organized under the laws of The Netherlands. Pursuant to the Share Purchase Agreement, we will acquire the shares of two subsidiaries of KPN (“KPN GCS”) and receive $55 million in cash from KPN in return for issuing to KPN that number of shares, of our common stock which, on a post issuance basis, represents 51% of the issued and outstanding shares of our common stock and outstanding in-the money stock options, as adjusted, and warrants.  KPN GCS encompasses KPN’s international wholesale voice business.

Upon the completion of the foregoing transactions, we will pay a dividend in the aggregate amount of $113 million, on a pro rata basis to those persons who are our shareholders of record on the date immediately prior to the date of the closing of the transactions contemplated by the Share Purchase Agreement. In addition, holders of outstanding warrants to purchase our common stock will be entitled to receive an amount in cash equal to the amount such holder would have received in connection with the dividend if such warrants has been exercised prior to the closing of the transactions upon the future exercise of these warrants.  As of June 30, 2007, we had warrants to purchase 1.1 million shares of common stock outstanding.  In connection with our payment of the dividend, we will adjust the exercise price and number of shares to be issued upon exercise of our outstanding common stock options to preserve their value. The proposed transaction, which is subject to customary closing conditions, including regulatory approvals and the approval of our shareholders, is expected to be completed before the end of October 2007. On April 27, 2007, we announced that we and KPN had amended the Share Purchase Agreement to extend the outside date for completion of the transactions to October 31, 2007.  On August 2, 2007, we filed a preliminary proxy statement with the Securities and Exchange Commission to seek shareholder approval of these transactions.

Although we will be issuing shares of our common stock in acquiring KPN GCS, after the merger is completed, KPN will hold a majority of our outstanding common stock. Accordingly, for accounting and financial reporting purposes, we will be treated as the accounting acquiree. Under the purchase method of accounting, our tangible and intangible assets and liabilities will be, as of the date of the transaction, recorded at their fair value, including an amount for goodwill representing the difference between the deemed purchase price of iBasis and the fair value of our identifiable tangible and intangible net assets, and will be added to the historical assets and liabilities of KPN GCS.

We incurred merger related expenses of $1.5 million in the three and six months ended June 30, 2006, consisting primarily of investment banking advisory services, legal and accounting fees.  Merger related expenses in the first six months of 2007 were insignificant.  Such amounts have been expensed because we are the accounting acquiree.  Our revenues from KPN for the three and six months ended June 30, 2007 and 2006 were not material.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements.  The preparation of these financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires us to (i) make judgments, assumptions and estimates that affect the reported amounts of assets, liabilities, revenue and expenses and (ii) disclose contingent assets and liabilities.  We base our accounting estimates on historical experience and other factors that we consider reasonable under the circumstances.  However, actual results may differ from these estimates.  To the extent there are material differences between our estimates and the actual results, our future financial condition and results of operations will be affected.  Our critical accounting policies and estimates are described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2006.  On January 1, 2007, we adopted the provisions of FIN 48, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement 109, “Accounting for Income Taxes”, and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  There have been no other changes to these critical accounting policies and estimates for the three and six months ended June 30, 2007.

Results from Operations

The following table sets forth for the periods indicated the principal items included in the Condensed Consolidated Statement of Operations as a percentage of net revenue.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Net revenue	100.0%	100.0%	100.0%	100.0%
Costs and operating expenses:
Data communications and telecommunications	88.6	87.2	89.0	87.1
Research and development	2.5	2.8	2.5	2.9
Selling and marketing	3.1	3.3	3.1	3.3
General and administrative	4.5	4.1	4.6	4.1
Depreciation and amortization	1.4	1.4	1.4	1.4
Restructuring costs	0.1	0.1	0.1	0.0
Merger related expenses	0.0	1.2	0.0	0.7
Total costs and operating expenses	100.2	100.1	100.7	99.5

(Loss) income from operations	(0.2)	(0.1)	(0.7)	0.5

Interest income	0.4	0.4	0.4	0.3
Interest expense	(0.0)	(0.1)	(0.0)	(0.1)
Other expenses, net	(0.0)	(0.0)	(0.1)	(0.0)
Foreign exchange gain (loss), net	(0.0)	0.1	(0.1)	0.1
Income (loss) before provision for income taxes	0.1	0.3	(0.5)	0.8

Provision for income taxes	(0.0)	0.0	(0.0)	0.0
Net income (loss)	0.1%	0.3%	(0.5)%	0.8%

Three Months Ended June 30, 2007 Compared to June 30, 2006

Net revenue.   Our primary source of revenue is the fees that we charge customers for completing voice and fax calls over our network. Revenue is dependent on the volume of voice and fax traffic carried over our network and revenue from the sale of our prepaid calling services.  Our VoIP Trading revenue is dependent on the volume of voice and fax traffic carried over our network, which is measured in minutes.  We charge our customers fees, per minute of traffic, that are dependent on the length and destination of the call and recognize this revenue in the period in which the call is completed.  Our average revenue per minute (“ARPM”) is based upon our total net revenue divided by the number of minutes of traffic over our network for the applicable period.  Average revenue per minute is a key telecommunications industry financial measurement.  We believe this measurement is useful in understanding our financial performance, as well as industry trends.  Although the long distance telecommunications industry has been experiencing declining prices for a number of years, due to the effects of deregulation and increased competition, our average revenue per minute can fluctuate from period to period as a result of shifts in traffic over our network to higher priced, or lower priced, destinations.

Our total net revenue increased by approximately $28.3 million, or 22%, to $155.6 million in the second quarter of 2007 from $127.3 million in the second quarter of 2006.  Traffic carried over our network increased 31% to approximately 3.5 billion minutes in the second quarter of 2007 from 2.7 billion minutes in the second quarter of 2006.  Our ARPM was 4.4 cents per minute in the second quarter of 2007 compared to 4.7 cents per minute in the second quarter of 2006.  Trading revenue increased $25.3 million, or 25%, to $127.8 million in the second quarter of 2007 from $102.5 million in the second quarter of 2006.  We have continued to add Trading customers, ending the second quarter of 2007 with 636 customers compared to 471 customers at the end of the second quarter of 2006.  We have also continued to increase revenue from consumer VoIP customers, many of which use our PremiumCertified™ service.  We currently have approximately 70 consumer VoIP customers and revenue from these customers was 9% of total Trading revenue in the second quarter of 2007 compared to 10% in the second 2006. Retail revenue increased $3.0 million, or 12%, to $27.8 million in the second quarter of 2007 from $24.8 million in the second quarter of 2006.  The increase in Retail revenue reflects the launch of new calling card brands and the continued expansion of our distribution network.  Revenue from our Pingo® calling services, which is part of our Retail revenue, have not been material to date.

Sequentially, total net revenue increased approximately $9.8 million, or 4%, to $155.6 million in the second quarter of 2007 over $145.8 million in the first quarter of 2007.  Trading revenue of $127.8 million in the second quarter of 2007 increased $7.5 million, or 6%, over $120.3 million the first quarter of 2007 and Retail revenue of $27.8 million in the second quarter of 2007 increased $2.3 million, or 9%, from $25.5 million in the first quarter of 2007.   The increase in Retail revenue reflects a recovery from the decline in revenue we experienced in the second half of 2006, when we disengaged from doing business with one of our largest Retail calling card distributors due to delinquent payments.  Since late 2006, we have introduced new iBasis-branded calling cards and have strengthened our distribution network in a number of important markets.

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

Data communications and telecommunications expenses increased by $26.8 million, or 24%, to $137.8 million in the second quarter of 2007 from $111.0 million in the second quarter of 2006.  Our ACPM was 3.9 cents per minute in the second quarter of 2007 compared to 4.1 cents per minute in the second quarter of 2006. Data communications and telecommunications expenses were $113.7 million and $24.1 million for our Trading and Retail business segments, respectively, in the second quarter of 2007, compared to $90.4 million and $20.6 million for our Trading and Retail business segments, respectively, in the second quarter of 2006.  As a percentage of total net revenue, data communications and telecommunications expenses were 88.6% in the second quarter of 2007 compared to 87.2% in the second quarter of 2006.

Gross profit.   Trading gross profit was $14.0 million, or 11.0% of Trading revenue in the second quarter of 2007, compared to $12.1 million, or 11.8% of Trading revenue, in the second quarter of 2006.  Retail gross profit was $3.8 million, or 13.6% of Retail revenue in the second quarter of 2007, compared to $4.2 million, or 17.1% of Retail revenue, in the second quarter of 2006.  The lower Trading gross profit, as a percentage of Trading revenue, is due to an increase in traffic to lower margin destinations.  The lower Retail gross profit in the second quarter 2007 primarily reflects the issuance of a significant number of new prepaid calling cards, which initially have lower margins than our more established brands during the past six months.    In the second half of 2006, we disengaged doing business with one of our largest calling card distributors due to their default on payments to us.  The revenue we generated in the second quarter of 2006 on calling cards we sold through this distributor were primarily established brands which carried margins that were higher than our overall prepaid calling card portfolio.

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

Research and development expenses increased $0.4 million to $3.9 million in the second quarter of 2007, from $3.5 million in the second quarter of 2006.  The increase primarily reflects personnel additions and an increase in network hardware and software maintenance costs of $0.3 million.  Stock-based compensation included in research and development expenses were $0.1 million in the second quarter of 2007 and 2006.  As a percentage of net revenue, research and development expenses decreased to 2.5% in second quarter of 2007 from 2.8% in the second quarter of 2006.

Selling and marketing expenses.   Selling and marketing expenses include expenses relating to the salaries, payroll taxes, benefits and commissions that we pay for sales personnel and the expenses associated with the development and implementation of our promotion and marketing campaigns.

Selling and marketing expenses increased by $0.5 million to $4.8 million in the second quarter of 2007, from $4.3 million in the second quarter of 2006.  The increase in expenses, primarily related to our Retail business, largely relates to personnel additions and marketing and promotional expenditures, which increased $0.2 million year-to-year.  Stock-based compensation included in sales and marketing was $0.1 million in the second quarter of 2007 and 2006.  As a percentage of net revenue, selling and marketing expenses were 3.1% in the second quarter of 2007 and 3.3% in the second quarter of 2006.

General and administrative expenses.   General and administrative expenses include salaries, payroll taxes and benefits, and related costs for general corporate functions, including executive management, finance and administration, legal and regulatory, facilities, information technology and human resources.

General and administrative expenses increased $1.9 million to $7.1 million in the second quarter of 2007, from $5.2 million in the second quarter of 2006.  In the second quarter of 2007 we incurred $0.6 million in legal and accounting fees relating to the investigation of our stock option granting practices.  In addition, payroll-related costs increased approximately $0.5 million and fees for professional services, largely legal and audit fees, increased $0.6 million.  Total stock-based compensation and services included in general and administrative expenses in the second quarter of 2007 was $0.3 million compared to $0.6 million in the second quarter of 2006.  As a percentage of net revenue, general and administrative expenses were 4.5% in the second quarter of 2007 and 4.1% in the second quarter of 2006.

In the first quarter of 2007, the Compensation Committee of our Board of Directors approved a resolution that allowed us to modify the terms of stock option grants for certain individuals, covering an aggregate of approximately 100,000 shares, with exercise prices between $1.11 and $8.07 per share.  These modifications allowed employees, terminated on or after October 17, 2006, to exercise their vested stock options beyond the normal 90-day post-termination period provided under our 1997 Plan and their individual option agreements. We extended the exercise period of these options because we were unable, during our financial statement restatement process, to deliver registered shares of our common stock to such individuals in compliance with the applicable registration requirements of the Securities Act of 1933, as amended.  Absent the extension, these options would have expired prior to the employee having the opportunity to exercise, since the 90 day post-termination exercise period would have expired prior to our completion of the financial statement restatement process.

As a result of these modifications, we have recorded non-cash stock-based compensation charges, included in general and administrative expenses, of  $0.1 million and $0.6 million in the three and six months ended June 30, 2007, respectively.  The charge of $0.6 million for the six months ended June 30, 2007 relates primarily to modifications to option agreements that we subsequently classified as liabilities under EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF 00-19”).   Under EITF 00-19, we are also required to report these option awards at their fair value as of each balance sheet date.  We recorded an additional charge of $0.1 million in the first quarter of 2007, which is classified in other expenses, related to the increase in the fair value of these option awards through March 31, 2007.   In the second quarter of 2007, the fair value of these option awards declined, as a result of the market price of our common stock being lower at June 30, 2007 compared to March 31, 2007, which resulted in a reversal of $0.1 million in other expenses.

Depreciation and amortization expenses.   Depreciation and amortization expenses increased by $0.4 million to $2.2 million in the second quarter of 2007, from $1.8 million in the second quarter of 2006.  This increase was primarily due to depreciation relating to the addition of new capital equipment deployed into our network over the past twelve months. As a percentage of net revenue, depreciation and amortization expenses was 1.4% in the second quarter of 2007 and 2006.

Restructuring costs.   Restructuring costs of $0.1 million in the second quarter of 2007 relate to a change in estimate relating to our sublease assumptions associated with prior restructuring charges.

Merger related expenses.   Merger related expenses were $29,000 in the second quarter of 2007 and $1.5 million in  the second quarter of 2006 and relate to transaction costs for the pending transaction with KPN.   These transaction costs consist primarily of investment banking advisory services, legal and accounting fees.  These costs have been expensed as iBasis is not considered the accounting acquirer in this pending transaction and the transaction is being treated as a reverse acquisition.

Interest income.   Interest income was $0.6 million in the second quarter of 2007 compared to $0.5 million in the second quarter of 2006.  The increase reflects the income earned on our higher average year-to-year cash and short-term investment balances as well as the effect of higher short-term interest rates.

Interest expense.   Interest expense of $33,000 in the second quarter of 2007 and $95,000 in the second quarter of 2006 relates to capital lease obligations.

Other expenses, net.   Other expenses, net were $1,000 and $43,000 in the second quarter of 2007 and 2006, respectively.  Other expenses in the second quarter of 2007 were reduced by $0.1 million for the decrease in the fair value of option awards that were modified during Q1 of 2007 and are classified as liabilities under EITF 00-19.

Foreign exchange loss, net.   Foreign exchange loss was $46,000 in the second quarter of 2007, compared to a gain of $148,000 in the second quarter of 2006.  The foreign exchange loss in the second quarter of 2007 was primarily due to the effect of a weaker Euro relative to the U.S. dollar on our Euro-denominated accounts receivable.

Provision for income taxes.   The provision for income taxes of $20,000 in the second quarter of 2007 represents foreign income taxes on the earnings of our foreign subsidiaries and interest accrued on the liability for uncertain tax positions we recognized upon adoption of FIN 48 as of January 1, 2007.

Net income.   Net income was $0.1 million in the second quarter of 2007, or $0.00 per share, compared to net income of $0.3 million, or $0.01 per share, in the second quarter of 2006.  Net income for the second quarter of 2007 included $0.6 million in expenses related to the investigation of our past stock option granting practices.

Six Months Ended June 30, 2007 Compared to June 30, 2006

Net revenue.   Our total net revenue increased by approximately $63.3 million, or 27%, to $301.4 million in 2007 from $238.1 million in 2006.  Trading revenue increased $56.6 million, or 30%, to $248.1 million in 2007 from $191.5 million in 2006.  We have continued to add Trading customers, ending the second quarter of 2007 with 636 customers compared to 471 customers at the end of the second quarter of 2006.  We have also continued to increase revenue from consumer VoIP customers, many of which use our PremiumCertified™ service.  We currently have approximately 70 consumer VoIP customers and revenue from these customers was 9% of total Trading revenue in 2007 compared to 10% in 2006. Retail revenue increased $6.7 million, or 14%, to $53.3 million in 2007 from $46.6 million in 2006.  The increase in Retail revenue reflects the launch of new calling card brands and the continued expansion of our distribution network.  Revenue from our Pingo® calling services, which is part of our Retail revenue, has not been material to date.

Data communications and telecommunications costs.   Data communications and telecommunications expenses increased by $60.9 million, or 29%, to $268.3 million in 2007 from $207.4 million in 2006.  Data communications and telecommunications expenses were $222.1 million and $46.2 million for our Trading and Retail business segments, respectively, in 2007, compared to $168.8 million and $38.6 million for our Trading and Retail business segments, respectively, in 2006.  As a percentage of total net revenue, data communications and telecommunications expenses were 89.0% in 2007 compared to 87.1% in 2006.

Gross profit.   Trading gross profit was $26.0 million, or 10.5% of Trading revenue in 2007, compared to $22.7 million, or 11.9% of Trading revenue, in 2006.  Retail gross profit was $7.1 million, or 13.3% of Retail revenue in 2007, compared to $7.9 million, or 17.1% of Retail revenue, in 2006.  The lower Trading gross profit, as a percentage of Trading revenue, is due to an increase in traffic to lower margin destinations. The lower Retail gross profit in 2007 primarily reflects the issuance of a significant number of new prepaid calling cards, which initially have lower margins than our more established brands, during the past six months.    In the second half of 2006, we disengaged doing business with one of our largest calling card distributors due to their default on payments to us.  The revenue we generated in 2006 on calling cards we sold through this distributor were primarily established brands which carried margins that were higher than our overall prepaid calling card portfolio.

Research and development expenses.   Research and development expenses increased $0.8 million to $7.6 million in 2007, from $6.8 million in 2006.  The increase primarily reflects personnel additions and an increase in network hardware and software maintenance costs of $0.5 million.  Stock-based compensation included in research and development expenses were $0.2 million in 2007 and 2006.  As a percentage of net revenue, research and development expenses decreased to 2.5% in 2007 from 2.9% in second 2006.

Selling and marketing expenses.   Selling and marketing expenses increased by $1.4 million to $9.3 million in 2007, from $7.9 million in 2006.  The increase in expenses, primarily related to our Retail business, largely relates to personnel additions and marketing and promotional expenditures, which increased $0.6 million year-to-year.  Stock-based compensation included in sales and marketing was $0.2 million in 2007 and 2006.  As a percentage of net revenue, selling and marketing expenses were 3.1% in 2007 and 3.3% in 2006.

General and administrative expenses.   General and administrative expenses increased $4.2 million to $13.9 million in 2007, from $9.7 million in 2006.  In 2007, we incurred $1.5 million in legal and accounting fees relating to the investigation of our past stock option granting practices and we took a non-cash stock-based compensation charge of $0.6 million relating to the modification of certain stock options.  In addition, payroll-related costs increased approximately $0.7 million and fees for professional services, largely legal and audit fees, increased $1.0 million.  Total stock-based compensation and services included in general and administrative expenses in 2007 was $1.0 million compared to $0.5 million in 2006.  As a percentage of net revenue, general and administrative expenses were 4.6% in 2007 and 4.1% in 2006.

In the first quarter of 2007, the Compensation Committee of our Board of Directors approved a resolution that allowed us to modify the terms of stock option grants for certain individuals, covering an aggregate of approximately 100,000 shares, with exercise prices between $1.11 and $8.07 per share.  These modifications allowed employees, terminated on or after October 17, 2006, to exercise their vested stock options beyond the normal 90-day post-termination period provided under our 1997 Plan and their individual option agreements. We extended the exercise period of these options because we were unable, during our financial statement restatement process, to deliver registered shares of our common stock to such individuals in compliance with the applicable registration requirements of the Securities Act of 1933, as amended.  Absent the extension, these options would have expired prior to the employee having the opportunity to exercise, since the 90 day post-termination exercise period would have expired prior to our completion of the financial statement restatement process.

As a result of these modifications, we have recorded non-cash stock-based compensation charges, included in general and administrative expenses, totaling $0.6 million in 2007.  The charge of $0.6 million in 2007 relates primarily to modifications to option agreements that we subsequently classified as liabilities under EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF 00-19”).   Under EITF 00-19, we are also required to report these option awards at their fair value as of each balance sheet date.  The increase to the fair value of these awards as of June 30, 2007 was $34,000.

Depreciation and amortization expenses.   Depreciation and amortization expenses increased by $0.8 million to $4.1 million in 2007, from $3.3 million in 2006.  This increase was primarily due to depreciation relating to the addition of new capital equipment deployed into our network over the past twelve months. As a percentage of net revenue, depreciation and amortization expenses was 1.4% in the second quarter of 2007 and 2006.

Restructuring costs.   Restructuring costs of $0.2 million in 2007 and 2006 relate to a change in estimate relating to our sublease assumptions associated with prior restructuring charges.

Merger related expenses.   Merger related expenses were $29,000 in 2007 and $1.5 million in 2006 and relate to transaction costs for the pending transaction with KPN.   These transaction costs consist primarily of investment banking advisory services, legal and accounting fees.  These costs have been expensed as iBasis is not considered the accounting acquirer in this pending transaction and the transaction is being treated as a reverse acquisition.

Interest income.   Interest income was $1.1 million in 2007 compared to $0.9 million in 2006.  The increase reflects the income earned on our higher average year-to-year cash and short-term investment balances as well as the effect of higher short-term interest rates.

Interest expense.   Interest expense of $0.1 million in 2007 and $0.2 million in 2006 relates to capital lease obligations.

Other expenses, net.   Other expenses, net were $0.2 million and $0.1 million in 2007 and 2006, respectively.  Other expenses in 2007 include $34,000 for the increase in the fair value of option awards, as of June 30, 2007, that were modified during the first quarter of 2007 and are classified as liabilities under EITF 00-19.

Foreign exchange loss, net.   Foreign exchange loss was $0.1 million in 2007, compared to a gain of $0.1 million in 2006.  The foreign exchange loss in 2007 was primarily due to the effect of a weaker Euro relative to the U.S. dollar on our Euro-denominated accounts receivable.

Provision for income taxes.   The provision for income taxes of $34,000 in 2007 represents foreign income taxes on the earnings of our foreign subsidiaries and interest accrued on the liability for uncertain tax positions we recognized upon adoption of FIN 48 as of January 1, 2007.  We did not have a U.S. federal or state tax provision in 2006, as we reversed approximately $0.7 million of our valuation allowance against our net deferred tax assets associated with significant net operating loss carry-forwards.

Net loss.   Net loss was $1.5 million in 2007, or $(0.04) per share, compared to net income of $1.9 million, or $0.06 per share, in 2006.  The 2007 net loss includes $1.5 million in expenses related to the investigation of our past stock option granting practices and $0.6 million in non-cash stock-based compensation expense related to the modification of certain stock options.

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

Net cash provided by operating activities in 2007 was $6.5 million, compared to $13.0 million in 2006.  Net cash provided by operating activities in 2007 was largely a result of the net loss of $1.5 million, offset by non-cash charges for depreciation of $4.1 million, stock-based compensation of $1.3 million and a provision for doubtful accounts receivable of $0.7 million.  In addition, cash provided by changes in non-cash working capital was $1.6 million in 2007.  Net cash provided by operating activities in 2006 of $13.0 million was primarily the result of net income of $1.9 million and non-cash charges for depreciation of $3.4 million, stock-based compensation of $1.1 million, and a provision for doubtful accounts of $0.6 million.  In addition, cash provided by changes in non-cash working capital was $5.8 million in 2006.

Net cash provided by investing activities of $5.3 million in 2007 includes $3.2 million for capital expenditures, primarily for expansion of the iBasis Network.  In addition, we used $8.9 million for purchases of short-term marketable investments and received proceeds of $17.4 million from the maturities of short-term marketable investments.  Net cash used in investing activities in 2006 of $7.8 million consisted of $5.3 million for capital expenditures, $17.6 million for purchases of short-term marketable investments, partially offset by proceeds of $15.1 million from maturities of short-term marketable investments.

Net cash used in financing activities was $0.2 million in 2007 and relates to capital lease payments of $0.7 million, partially offset by proceeds of $0.5 million from the exercise of warrants into 0.1 million shares of common stock.  In addition, warrants for 0.6 million shares of common stock were exercised on a net share settlement basis.  Net cash used in financing activities in 2006 was $2.7 million and consisted of $2.3 million used for the repurchase of 0.4 million shares of our common stock, $0.8 million for capital lease payments and proceeds from the exercise of employee stock options of $0.4 million.

In May 2007, we amended certain financial covenants and extended the maturity date of our revolving line of credit with our bank from May 31, 2007 until July 30, 2007.  We also received a waiver of non-compliance of certain financial covenants from our bank for the second quarter of 2007.  We had no borrowings under our $15.0 million bank line of credit at June 30, 2007 or December 31, 2006.  We had issued outstanding letters of credit of $2.7 million at June 30, 2007 and December 31, 2006, respectively.

On June 30, 2006, the Federal Communications Commission (“FCC”) issued an order requiring providers of prepaid calling cards that utilize Internet Protocol to contribute to the Universal Service Fund (“USF”) and pay access charges and other regulatory fees both in the future and for some prior period of time. In connection with our Retail business, we plan to absorb or pass along such future fees, to the extent permitted by law, which, based on current traffic mix, equal approximately 1.8% of revenue. We have filed an appeal of the retroactive aspect of the FCC Order with the United States Court of Appeals in Washington, D.C. In October 2006, we filed a motion to stay that aspect of the FCC Order pending the outcome of the appeal. On November 1, 2006, the Court deferred ruling on the stay request pending the FCC’s ruling on a similar stay motion pending before the agency. The agency denied the stay request on March 29, 2007. As of December 31, 2006, we estimate that the maximum potential retroactive USF charge relating to our Retail business prior to the third quarter of the year ended December 31, 2006 would be approximately $2.6 million. If we are not successful with our appeal of the retroactive aspect of the FCC Order and are required to pay USF and other fees on a retroactive basis, we do not believe we would be able to recover these fees from our customers. As such, we would have to fund these fees up to the estimated maximum retroactive amount of $2.6 million.  As the amount of retroactive fees are not probable of being incurred, no amounts have been accrued as of June 30, 2007.

We have incurred substantial expenses for legal, accounting, tax and other professional services in connection with the Special Committee investigation, our internal review of our historical financial statements, the preparation of the restated financial statements and the SEC investigation.  These expenses were approximately $1.5 million in the six months ended June 30, 2007.

We anticipate that the June 30, 2007 balance of $57.0 million in cash, cash equivalents and short-term marketable investments, together with cash flow generated from operations, will be sufficient to fund our operations and capital expenditures for at least the next twelve months.

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

Contractual Obligations

The following table summarizes our future contractual obligations as of June 30, 2007:

	Payment Due Dates
	Total	Less than 1 Year	1 to 2 Years	2 to 3 Years	3 to 5 Years	After 5 Years
	(In thousands)
Capital lease obligations, including interest	$1,583	$1,356	$227	$—	$—	$—
Operating leases	8,996	2,575	2,018	1,558	894	1,951
Total	$10,579	$3,931	$2,245	$1,558	$894	$1,951

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

Our investments in commercial paper and debt instruments are subject to interest rate risk, but due to the short-term nature of these investments, changes in interest rates would not have a material impact on their value at June 30, 2007. Our primary interest rate risk is the risk on borrowings under our line of credit agreements, which are subject to interest rates based on the bank’s prime rate. A change in the applicable interest rates would also affect the rate at which we could borrow funds or finance equipment purchases.  Our capital lease obligations are fixed rate debt. A 10% change in interest rates would not have a material impact on interest expense associated with our line of credit agreement.

Although we conduct our business in various regions of the world, most of our revenues and costs are denominated in U.S. dollars with the remaining being primarily denominated in Euros or British pounds. Thus, we are exposed to foreign currency exchange rate fluctuations as the financial results and balances of our foreign subsidiaries are translated into U.S. dollars. As exchange rates vary, these results, when translated, may vary from expectations and may adversely impact our results of operations and financial condition. Accordingly, if the dollar weakens relative to foreign currencies, particularly the Euro or British Pound, our foreign currency denominated revenues and expenses would increase when stated in U.S. Dollars. Conversely, if the dollar strengthens, our foreign currency denominated revenues and expenses would decrease.  Based on our net revenue for the three months ended June 30, 2007, if the U.S. dollar had weakened against the Euro and British Pound by 10%, our net revenue would have increased approximately 3%.  Conversely, based on our net revenue for the three months ended June 30, 2007, if the U.S. dollar had strengthened against the Euro and British Pound by 10%, our net revenue would have decreased by approximately 3%.   The impact of a 10% change in the exchange rate between the U.S. dollar and the Euro or British Pound would not have a material effect on our foreign currency denominated operating expenses.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of June 30, 2007, we carried out an evaluation, under the supervision and with the participation of our management, including  our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a — 15(b) promulgated under the Exchange Act.  Based upon that evaluation, our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that our disclosure controls and procedures are effective in ensuring that material information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such material information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

Our management and Board of Directors continued the implementation of the following changes to our option granting process for the timing, approval and pricing of stock option grants in the quarter ended June 30, 2007 as detailed below:

•                  Our Commpensation Committee adopted a written charter in January 2007, taking into account similarly situated corporations and industry-wide best practices.

•                  Our Compensation Committee will arrange for counsel, in conjunction with outside third parties as deemed necessary, to provide training to management on stock option granting practices and accounting on at least a biannual basis, the initial training of our Board of Directors and executive management having been completed in the quarter ended June 30, 2007;

•                  Our Compensation Committee is required to do a self-assessment process and communicate the results to the full Board of Directors.

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2007 that have materially affected, or are reasonably like to materially affect, our internal control over financial reporting.

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

iBasis, Inc.

August 9, 2007	By:	/s/ Richard Tennant
Richard Tennant
Vice President and Chief Financial Officer
(Authorized Officer and
Principal Financial Officer)