Form 10-Q
period 2007-09-30
IBASIS INC
filed 2007-11-09
CIK 1091756

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
OR
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

Large accelerated filer ☐                Accelerated filer ☒                Non-accelerated filer ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, par value $0.001 per share, as of October 31, 2007	74,643,779

iBASIS, INC.
Index

Explanatory Note

        As disclosed in a Current Report on Form 8-K filed on October 5, 2007, on October 1, 2007, iBasis, Inc. ("iBasis," the "Company," or the "Registrant") and KPN B.V. ("KPN"), a subsidiary of Royal KPN N.V., completed transactions ("KPN Transaction") pursuant to which iBasis issued 40,121,074 shares of common stock of iBasis to KPN and acquired the outstanding shares of two subsidiaries of KPN ("KPN GCS"), which encompassed KPN's international wholesale voice business, and received $55 million in cash from KPN, subject to post-closing adjustments based on the working capital and debt of iBasis and KPN GCS. Immediately after issuance on October 1, 2007, the shares of common stock of iBasis issued to KPN represented 51% of the issued and outstanding shares of iBasis's common stock on a fully-diluted basis (which includes all of the issued and outstanding common stock and the common stock underlying outstanding "in-the-money" stock options, as adjusted, and warrants to purchase common stock). On October 8, 2007, iBasis paid a dividend in the aggregate amount of $113 million at a rate of $3.28 per share to each of its shareholders of record on September 28, 2007, the trading date immediately prior to the closing date of the KPN Transaction.

        Since iBasis issued shares of common stock and is the surviving registrant in the KPN Transaction, the Financial Statements, Management's Discussion and Analysis and other Items of Part I and Part II in this Quarterly Report on Form 10-Q covering the three and nine month periods ended September 30, 2007 and 2006, reflect iBasis's stand-alone operations as they existed as of and for the periods ended September 30, 2007 prior to the completion of the KPN Transaction. However, KPN now holds a majority of our outstanding common stock. Accordingly, for accounting and financial reporting purposes, we have determined that KPN GCS is the accounting acquirer and iBasis is the accounting acquiree. For all future filings under the Securities Exchange Act of 1934, as amended, the historical financial statements of iBasis for periods prior to the completion of the KPN Transaction will be those of KPN GCS and will replace the pre-acquisition historical financial statements of iBasis. iBasis's operations will be consolidated with those of KPN GCS in the financial statements of the Company for all periods subsequent to the completion of the KPN Transaction. See Note 1 to the Notes to Condensed Consolidated Financial Statements and Management's Discussion and Analysis for further information.

Part I—Financial Information

Item 1.    Financial Statements

iBasis, Inc.

Condensed Consolidated Balance Sheets

(unaudited)

	September 30, 2007	December 31, 2006
	(in thousands, except per share data)
Assets
Cash and cash equivalents	$54,711	$35,525
Short-term marketable investments	3,993	18,546
Accounts receivable, net of allowance for doubtful accounts of $1,008 and $3,803, respectively	65,208	65,135
Prepaid expenses and other current assets	4,963	4,190

Total current assets	128,875	123,396

Property and equipment, at cost:
Network equipment	46,648	38,696
Equipment under capital lease	3,151	4,917
Computer software	11,582	9,837
Leasehold improvements	4,955	4,867
Furniture and fixtures	887	848

	67,223	59,165
Less: Accumulated depreciation and amortization	(51,492)	(45,307)

Property and equipment, net	15,731	13,858
Other assets	520	410

Total assets	$145,126	$137,664

Liabilities and Stockholders' Equity
Accounts payable	$47,918	$48,638
Accrued expenses	42,776	37,302
Deferred revenue	12,057	10,709
Current portion of long-term debt	1,063	1,462

Total current liabilities	103,814	98,111

Long term debt, net of current portion	61	755
Other long term liabilities	1,588	1,417
Commitments and contingencies (Note 9)	—	—
Stockholders' equity:
Common stock, $0.001 par value, authorized—170,000 shares; issued—35,520 and 34,286 shares, respectively	36	34
Treasury stock; 1,069 and 1,069, respectively, at cost	(4,358)	(4,358)
Additional paid-in capital	489,938	485,940
Accumulated other comprehensive income (loss)	(4)	3
Accumulated deficit	(445,949)	(444,238)

Total stockholders' equity	39,663	37,381

Total liabilities and stockholders' equity	$145,126	$137,664

The accompanying notes are an integral part of these condensed consolidated financial statements.

iBasis, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended September 30,
	2007	2006
	(in thousands, except per share data)
Net revenue	$153,590	$133,470
Costs and operating expenses:
Data communications and telecommunications (excluding depreciation and amortization)	135,494	117,858
Research and development	4,099	3,277
Selling and marketing	4,490	4,281
General and administrative	7,296	7,300
Depreciation and amortization	2,250	1,810
Write-off of leasehold improvements	—	1,047
Restructuring costs	—	105
Merger related expenses	515	1,244

Total costs and operating expenses	154,144	136,922

Loss from operations	(554)	(3,452)
Interest income	555	508
Interest expense	(49)	(71)
Other income (expenses), net	(39)	(49)
Foreign exchange gain, net	325	58

Income (loss) before provision for income taxes	238	(3,006)
Provision for income taxes	(58)	(11)

Net income (loss)	$180	$(3,017)

Net income (loss) per share:
Basic	$0.01	$(0.09)
Diluted	$0.01	$(0.09)
Weighted average common shares outstanding:
Basic	34,059	33,187
Diluted	35,484	33,187

The accompanying notes are an integral part of these condensed consolidated financial statements.

iBasis, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

	Nine Months Ended September 30,
	2007	2006
	(in thousands, except per share data)
Net revenue	$454,983	$371,573
Costs and operating expenses:
Data communications and telecommunications (excluding depreciation and amortization)	403,778	325,301
Research and development	11,703	10,072
Selling and marketing	13,806	12,142
General and administrative	21,222	16,985
Depreciation and amortization	6,366	5,162
Write-off of leasehold improvements	—	1,047
Restructuring costs	240	282
Merger related expenses	544	2,786

Total costs and operating expenses	457,659	373,777

Loss from operations	(2,676)	(2,204)
Interest income	1,628	1,370
Interest expense	(133)	(260)
Other income (expenses), net	(228)	(139)
Foreign exchange gain, net	199	189

Loss before provision for income taxes	(1,210)	(1,044)
Provision for income taxes	(92)	(33)

Net loss	$(1,302)	$(1,077)

Net loss per share:
Basic and diluted	$(0.04)	$(0.03)
Weighted average common shares outstanding:
Basic and diluted	33,555	33,192

The accompanying notes are an integral part of these condensed consolidated financial statements.

iBasis, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended September 30,
	2007	2006
	(in thousands)
Cash flows from operating activities:
Net loss	$(1,302)	$(1,077)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	6,366	5,162
Restructuring costs	240	282
Increase to allowance for doubtful accounts	1,000	2,427
Stock-based compensation and services	2,176	1,508
Amortization of discount on short-term marketable securities	(53)	129
Write-off of leasehold improvements	—	1,047
Changes in assets and liabilities:
Accounts receivable	(1,073)	(11,885)
Prepaid expenses and other current assets	(660)	(1,323)
Other assets	(51)	(17)
Accounts payable	(2,184)	14,761
Accrued expenses	4,827	7,088
Deferred revenue	1,348	355
Other long term liabilities	(238)	(52)

Net cash provided by operating activities	10,396	18,405

Cash flows from investing activities:
Purchases of property and equipment	(6,775)	(6,904)
Purchases of available-for-sale short-term marketable investments	(8,850)	(35,925)
Maturities of available-for-sale short-term marketable investments	23,450	26,000
Other	(86)	—

Net cash provided by (used in) investing activities	7,739	(16,829)

Cash flows from financing activities:
Repurchases of common stock	—	(2,267)
Payments of principal on capital lease obligations	(1,093)	(1,186)
Proceeds from exercise of warrants	1,415	—
Proceeds from exercises of common stock options	730	585

Net cash used in (provided by) financing activities	1,052	(2,868)

Effect of exchange rate changes on cash and cash equivalents	(1)	(1)
Net increase in cash and cash equivalents	19,186	(1,293)
Cash and cash equivalents, beginning of period	35,525	27,478

Cash and cash equivalents, end of period	$54,711	$26,185

Supplemental disclosure of cash flow information:
Interest paid	$133	$260
Supplemental disclosure of non-cash investing and financing activities:
Purchases of property and equipment in accounts payable at end of period	$1,464	$178

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

        The unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to those rules and regulations, but we believe that the disclosures are adequate to make the information presented not misleading.

Transaction with KPN B.V., a subsidiary of Royal KPN N.V.

        As disclosed in a Current Report on Form 8-K filed on October 5, 2007, on October 1, 2007, iBasis, Inc. ("iBasis," the "Company," or the "Registrant") and KPN B.V., ("KPN"), a subsidiary of Royal KPN N.V., completed transactions ("KPN Transaction") pursuant to which iBasis issued 40,121,074 shares of common stock of iBasis to KPN and acquired the outstanding shares of two subsidiaries of KPN ("KPN GCS"), which encompassed KPN's international wholesale voice business, and received $55 million in cash from KPN, subject to post-closing adjustments based on the working capital and debt of iBasis and KPN GCS. Immediately after issuance on October 1, 2007, the shares of common stock of iBasis issued to KPN represented 51% of the issued and outstanding shares of iBasis's common stock on a fully-diluted basis (which includes all of the issued and outstanding common stock and the common stock underlying outstanding "in-the-money" stock options, as adjusted, and warrants to purchase common stock). The officers of iBasis immediately prior to the closing of the KPN Transaction will continue to serve as the officers of the combined company and one executive of KPN GCS, Mr. Edwin Van Ierland, was appointed as Senior Vice President Carrier Services of the combined company. Upon closing of the KPN Transaction, Messrs. Charles Skibo and David Lee, two of iBasis's independent members of the board of directors, resigned as members of the board of directors of iBasis and the board of directors of iBasis appointed Messrs. Eelco Blok and Joost Farwerck, two executives of Royal KPN N.V., as directors to fill the vacancies created by the resignations of Messrs. Skibo and Lee.

        On October 8, 2007, iBasis paid a dividend in the aggregate amount of $113 million at a rate of $3.28 per share to each of its shareholders of record on September 28, 2007, the trading date immediately prior to the closing date of the KPN Transaction. In addition, holders of outstanding warrants to purchase iBasis common stock on the record date of the dividend will be entitled to receive this dividend upon the future exercise of these warrants. As of September 30, 2007, iBasis had warrants outstanding to purchase 0.8 million shares of its common stock. In connection with the payment of the dividend to shareholders, iBasis adjusted the exercise price and number of shares to be issued upon exercise of its outstanding common stock options to preserve their value (See Note 3 to the Condensed Consolidated Notes to Financial Statements for further information regarding the adjustment to outstanding stock options.)

        Although iBasis is the legal acquirer in the KPN Transaction, KPN GCS has been deemed to be the accounting acquirer, as KPN, among other things, now holds a majority of iBasis's outstanding common stock. Accordingly, under the purchase method of accounting, our tangible and identifiable intangible assets and liabilities will be, as of October 1, 2007, recorded at their fair value, including an amount for goodwill representing the difference between the deemed purchase price of iBasis and the fair value of its tangible and identifiable intangible net assets, and will be added to the historical assets and liabilities of KPN GCS.

        For all future filings under the Securities Exchange Act of 1934, as amended, the historical financial statements of iBasis for periods prior to the completion of the KPN Transaction will be those of KPN GCS and will replace the pre-acquisition historical financial statements of iBasis. iBasis's operations will be included in the financial statements of the combined company for all periods subsequent to the completion of the KPN Transaction.

(2) Net income (loss) per share

        Basic net income (loss) per common share is determined by dividing net income (loss) by the weighted average common shares outstanding during the indicated period. Diluted net income per share is determined by dividing net income by weighted average common and dilutive common equivalent shares outstanding during the indicated period. Dilutive common shares consist of common stock issuable upon the exercise of stock options and warrants using the treasury method of Statement of Financial Accounting Standards No. 128, "Earnings Per Share". Basic and diluted net loss per share is determined by dividing net loss by the weighted average common shares outstanding during the period.

        The following table summarizes common shares that have been excluded from the computation of diluted weighted average common shares for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(In thousands)
Options to purchase common shares	451	2,451	2,434	2,451
Warrants to purchase common shares	—	2,520	752	2,520

Total	451	4,971	3,186	4,971

(3) Stock-Based Compensation

        We issue stock options as an equity incentive to employees, non-employee directors and non-employee contractors. At our Annual Meeting of Shareholders held on September 27, 2007, our shareholders approved the iBasis, Inc. 2007 Stock Plan, which authorizes us to issue up to 3.5 million shares of common stock pursuant to awards made under this plan. The iBasis, Inc. 2007 Stock Plan replaces our 1997 Stock Incentive Plan, which expired in August 2007. The stock options we issue are for a fixed number of shares with an exercise price equal to the fair market value of our common stock on the date of grant. The employee stock option grants typically vest quarterly in equal installments over four years, provided that no options shall be exercisable during the employees' first year of employment, and have a term of ten years.

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

        The following table presents the employee stock-based compensation expense included in our unaudited condensed consolidated statements of operations.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(In thousands)
Stock-based compensation expense:
Research and development	$89	$120	$288	$356
Sales and marketing	85	99	260	297
General and administrative	660	165	1,628	693

Total stock-based compensation	834	384	2,176	1,346
Provision for income taxes	—	—	—	—

Net stock-based compensation expense	$834	$384	$2,176	$1,346

        The fair value of our stock option awards was estimated using the Black-Scholes model with the following weighted-average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Risk free interest rate	4.75%	4.63%	4.71%	4.67%
Dividend yield	0%	0%	0%	0%
Expected life	6.25 years	6.25 years	6.25 years	6.25 years
Volatility	96%	114%	101%	114%
Fair value of options granted	$6.95-$7.14	$6.99	$6.95-$8.26	$4.82-$7.32

        The risk-free interest rate was based on the U.S. Treasury yield curve in effect at the time of grant. The expected dividend yield of zero is based on the fact that we have never paid cash dividends and we have no current intention to pay cash dividends, other than the one-time, special dividend which was paid on October 8, 2007 after the KPN Transaction. Our estimate of the expected life was determined using the simplified method allowed under SFAS 123R as our stock options qualify as "plain vanilla" options. Our estimate of expected volatility is based on the historical volatility of our common stock over the period which approximates the expected life of the options.

        No income tax benefit was realized from stock option exercises during the three and nine months ended September 30, 2007 and 2006.

Stock Option Exchange

        In the third quarter of 2007, we completed a tender offer to exchange certain employee stock options, which we previously determined had been granted with exercise prices at less than fair market value and which vested after December 31, 2004, to mitigate the adverse tax effect to employees of Section 409A of the Internal Revenue Code caused by these below fair market value grants. Under the terms of the tender offer, employees surrendered their stock options and were granted new stock options with exercise prices equal to the fair market value of our common stock on the original option grant dates and will receive a cash payment in January 2008 equal to the increase in the exercise prices of these options.    The new option grants retained the same vesting provisions as the surrendered stock option grants. The aggregate cash payment to be made to employees in January 2008 is approximately $0.3 million. As a result, we recorded a stock-based compensation charge, included in general and administrative expenses, of $144,000 in the third quarter of 2007, which reflected the increase in the fair value, including the future cash payment to employees of $0.3 million, of the new stock options over the fair value of the options that were surrendered.    In addition, two independent members of our board of directors resigned upon the closing of the KPN Transaction. The unvested options of the departing board members became vested immediately preceding the closing of the KPN Transaction and the additional stock-based compensation charge in the third quarter of 2007 associated with the accelerated vesting of these options was approximately $0.2 million.

Stock Option Modifications for Terminated Employees

        In the first quarter of 2007, the Compensation Committee of our Board of Directors approved a resolution that allowed us to modify the terms of stock option grants for individuals who terminated their employment with us, covering an aggregate of approximately 100,000 shares, with exercise prices between $1.11 and $8.07 per share. These modifications allowed employees, terminated on or after October 17, 2006, to exercise their vested stock options beyond the normal 90-day post-termination period provided under our 1997 Stock Incentive Plan and their individual option agreements. We extended the exercise period of these options because we were unable, during our financial statement restatement process, to deliver registered shares of our common stock to such individuals in compliance with the applicable registration requirements of the Securities Act of 1933, as amended. Absent the extension, these options would have expired prior to the employee having the opportunity to exercise, since the 90 day post-termination exercise period would have expired prior to the restatement of our prior financial statements. As a result of these modifications, we recorded non-cash stock-based compensation charges, included in general and administrative expenses, totaling $0.5 million in the first quarter of 2007 and $0.1 million in the second quarter of 2007.

Dividend-Related Adjustment to Stock Options

        Upon closing of the KPN Transaction on October 1, 2007, and in conjunction with the $113 million dividend we paid to iBasis shareholders on October 8, 2007, we increased the number of shares subject to unexercised stock option grants and reduced the exercise price of these stock option grants to preserve their value. The adjustment to the number of shares and exercise price was based on the closing price of $10.75 per share of iBasis common stock on September 28, 2007, the trading date immediately preceding the closing of the KPN Transaction, reduced by the dividend per share amount of $3.28 per share. Shares underlying outstanding stock options were increased by a factor of 1.4391, which reflected the ratio of $10.75 per share divided by $7.47 per share ($10.75 per share less the dividend of $3.28 per share) and the per share exercise price of outstanding stock options was reduced by dividing the exercise price by this same factor. As a result, the number of shares underlying outstanding stock options, as of the date of this adjustment, increased from 2.4 million shares to 3.5 million shares and the average exercise price of outstanding stock options was reduced from $6.07 per share to $4.22 per share.

(4) Short-term marketable investments

        Our investments are classified as available-for-sale, carried at fair value and consist of securities that are readily convertible into cash, including government securities and commercial paper, with original maturities at the date of acquisition ranging from 90 days to one year.

        Short-term marketable investments consist of:

	Septermber 30, 2007		December 31, 2006
	Fair Value	Unrealized Loss	Fair Value	Unrealized Gain
	(In thousands)
Government securities	$—	$—	$1,986	$—
Commercial paper, corporate bonds and certificates of deposit	3,993	(6)	16,560	2

Total	$3,993	$(6)	$18,546	$2

        The net unrealized loss of $6,000 as of September 30, 2007 on our short-term marketable investments in commercial paper, corporate bonds and certificates of deposit was caused by interest rate increases. Because we have the ability and intent to hold these investments until a recovery of fair value, which may be maturity, we do not consider these investments to be other-than-temporarily impaired at September 30, 2007 due to the short-term duration and the lack of severity of the impairment. As of September 30, 2007 and December 31, 2006, the unrealized gain (loss) on our short-term marketable securities is a component of accumulated other comprehensive income (loss).

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

        Our Retail business consists of our retail prepaid calling card services, and Pingo®, a prepaid calling service sold to consumers through an eCommerce interface. To date, we have marketed our retail prepaid calling card services primarily to ethnic communities within major domestic markets through distributors. Launched in the third quarter of 2004, revenue from our Pingo® services has not been material to date.

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

        Operating results, excluding interest income and expense, other income and expense, foreign exchange gains or losses, and income tax expense for our two business segments are as follows:

	Three Months Ended September 30, 2007
	Trading	Retail	Total
	(In thousands)
Net revenue	$121,562	$32,028	$153,590
Data communications and telecommunication costs (excluding depreciation and amortization)	107,470	28,024	135,494

Gross profit	$14,092	$4,004

Research and development expenses			4,099
Selling and marketing expenses			4,490
General and administrative expenses			7,296
Depreciation and amortization			2,250
Merger related expenses			515

Loss from operations			$(554)

	Three Months Ended September 30, 2006
	Trading	Retail	Total
	(In thousands)
Net revenue	$109,310	$24,160	$133,470
Data communications and telecommunication costs (excluding depreciation and amortization)	96,569	21,289	117,858

Gross profit	$12,741	$2,871

Research and development expenses			3,277
Selling and marketing expenses			4,281
General and administrative expenses			7,300
Depreciation and amortization			1,810
Write-off of leasehold improvements			1,047
Restructuring costs			105
Merger related expenses			1,244

Loss from operations			$(3,452)

	Nine Months Ended September 30, 2007
	Trading	Retail	Total
	(In thousands)
Net revenue	$369,617	$85,366	$454,983
Data communications and telecommunication costs (excluding depreciation and amortization)	329,528	74,250	403,778

Gross profit	$40,089	$11,116

Research and development expenses			11,703
Selling and marketing expenses			13,806
General and administrative expenses			21,222
Depreciation and amortization			6,366
Restructuring costs			240
Merger related expenses			544

Loss from operations			$(2,676)

	Nine Months Ended September 30, 2006
	Trading	Retail	Total
	(In thousands)
Net revenue	$300,794	$70,779	$371,573
Data communications and telecommunication costs (excluding depreciation and amortization)	265,345	59,956	325,301

Gross profit	$35,449	$10,823

Research and development expenses			10,072
Selling and marketing expenses			12,142
General and administrative expenses			16,985
Depreciation and amortization			5,162
Write-off of leasehold improvements			1,047
Restructuring costs			282
Merger related expenses			2,786

Loss from operations			$(2,204)

        Assets relating to our Trading and Retail businesses consist of accounts receivable, net of allowance for doubtful accounts. We do not allocate cash and cash equivalents, short-term marketable investments, prepaid expenses and other current assets, property and equipment, net, or other assets between Trading and Retail.

	As of September 30, 2007
	Trading	Retail	Total
	(In thousands)
Segment assets	$53,880	$11,328	$65,208

Non-segment assets			79,918

Total assets			$145,126

	As of December 31, 2006
	Trading	Retail	Total
	(In thousands)
Segment assets	$57,832	$7,303	$65,135

Non-segment assets			72,529

Total assets			$137,664

(6) Accrued Restructuring Costs and Lease Termination Costs

        In 2006, we negotiated the early termination of leased space for one of our locations in New York City which we no longer needed and took a charge of $1.1 million for future monthly payment obligations through February 2011 under the lease termination agreement.

        At September 30, 2007, accrued restructuring costs of $1.9 million consisted of $0.9 million remaining in future payment obligations relating to the terminated New York City facility lease and costs accrued for future lease obligations for certain vacant leased facilities, net of future sublease assumptions. Payments of these restructuring costs will be made through February 2011. During the nine months ended September 30, 2007, we took an additional charge of $0.2 million, respectively, as a result of a change in estimate relating to our future sublease assumptions on vacant leased facilities ($0 during the three months ended September 30, 2007).

        A summary of the accrued restructuring costs for the nine months ended September 30, 2007 is as follows:

(In thousands)	Future Payment Obligation on Lease Termination	Contractual Lease Obligations Relating to Vacant Facilities	Total
Balance, December 31, 2006	$1,027	$1,167	$2,194
Change in estimates	—	240	240
Cash payments	(166)	(378)	(544)

Balance, September 30, 2007	$861	$1,029	$1,890

Current portion			$732
Long-term portion			1,158

Total			$1,890

(7) Income Taxes

        We adopted the provisions of Financial Accounting Standards Board ("FASB") Interpretation No. 48, "Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109" ("FIN 48"), on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement 109, "Accounting for Income Taxes", and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

        As a result of the adoption of FIN 48, we recognized a $409,000 liability for uncertain tax positions, which was accounted for as an increase to the accumulated deficit as of January 1, 2007 and an increase to other long-term liabilities. If this liability is ultimately not paid, the reversal of this reserve would reduce the effective tax rate in the future. This liability relates to potential tax issues related to our international operations and included $307,000 for unrecognized tax liabilities and $102,000 for estimated accrued penalties and interest. We also increased the liability by $8,000 and $24,000 for interest expense incurred during the three and nine months ended September 30, 2007, respectively. There were no other changes in the liability during the three and nine months ended September 30, 2007. We do not expect this liability to change significantly during the next 12 months. Our policy is to report penalties and tax-related interest expense as a component of income tax expense.

        We are subject to U.S. federal income tax, as well as income tax in multiple state and foreign jurisdictions. As of September 30, 2007 and January 1, 2007, we were subject to examination in the U.S. federal tax jurisdiction for the 1997 to 2006 tax years and we were also subject to examination in most state and foreign jurisdictions for the 2000 to 2006 tax years.

        As discussed in Note 10 to our consolidated financial statements in our 2006 Annual Report on Form 10-K, we have a valuation allowance against the full amount of our net deferred tax assets. We currently provide a valuation allowance against our net deferred tax assets as it is more likely than not that they will not be realized.

(8) Line of Credit and Long-Term Debt

        On October 2, 2007, we entered into a Second Amended and Restated Loan and Security Agreement (the "Loan Agreement") with Silicon Valley Bank, which amended and restated a certain Amended and Restated Loan and Security Agreement dated as of December 29, 2003. We entered into the Loan Agreement to obtain funding for working capital purposes and in support of the KPN Transaction. Pursuant to the Loan Agreement, we may borrow up to $35.0 million from time to time under a secured revolving credit facility for a two-year period. Borrowings under the line of credit will be on a formula basis, based on eligible domestic and foreign accounts receivable. The line of credit contains quarterly financial covenants, consisting primarily of minimum profitability and minimum liquidity requirements. Interest on borrowings under the line of credit will be based, in part, on our quarterly profitability, with the maximum interest rate being the bank's prime rate, plus 0.5%, or LIBOR, plus 2.75%. The line of credit has a quarterly commitment fee of 0.63% on any unused portion of the line of credit and an up-front, one-time facility fee of 0.75%, or $263,000. The revolving credit facility is also guaranteed by iBasis Global, Inc., iBasis Retail, Inc., iBasis Securities Corporation and KPN International Network Services, Inc., all of which are our wholly-owned subsidiaries. The revolving credit facility is secured by a first priority lien and security interest on the assets of iBasis and such guarantors. In addition, iBasis has pledged two-thirds of all its shares of KPN GCS, our wholly-owned subsidiary, as collateral for the revolving credit facility. Pursuant to the terms of the Loan Agreement, we may use the proceeds solely as (i) working capital, (ii) to fund its general business requirements, and (iii) to fund the dividend declared by us in connection with the KPN Transaction.

        We had issued outstanding letters of credit of $2.9 million at September 30, 2007 and $2.7 million at December 31, 2006 and we had no other borrowings outstanding under our previous $15.0 million line of credit at September 30, 2007 and December 31, 2006.

        Long-term debt consists of the following:

	September 30, 2007	December 31, 2006
	(In thousands)
Capital lease obligations	$1,124	$2,217
Less-current portion	1,063	1,462

Long term debt, net of current portion	$61	$755

(9) Commitments and Contingencies

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

        In June 2004, we and the individual defendants, as well as many other issuers named as defendants in the class action proceeding, entered into an agreement-in-principle to settle this matter, and this settlement was presented to the court. The district court granted a preliminary approval of the settlement in February 2005, subject to certain modifications to the proposed bar order, to which plaintiffs and issuers agreed. In August 2005, the district court issued a preliminary order further approving the modifications to the settlement, certifying the settlement classes and scheduled a fairness hearing, after notice to the class. The fairness hearing was held on April 24, 2006 and the motion for approval of the settlement is pending. Plaintiffs have continued to pursue their claims against the underwriters. The district court established a procedure whereby six "focus" cases are being pursued initially and has certified a class of purchasers in those cases. The underwriters appealed the certification order in each of the six cases and in December 2006, the United States Court of Appeals for the Second Circuit reversed the certification orders. Since the pending settlement with the issuers involves parallel classes to those in the six focus cases, it is not expected that the district court will act favorably on the issuer settlement in its current form.

        We anticipate additional settlement negotiations will occur, but there can be no assurance that those negotiations will result in a revised settlement. We believe that if this matter is not settled, we have meritorious defenses which we intend to vigorously assert.

        We have received a letter, dated July 30, 2007, directed to our board of directors on behalf of an individual asserted to be a shareholder, demanding that the board of directors prosecute a claim against the Company's IPO underwriters and certain of its officers, directors and principal shareholders, as identified in the IPO prospectus, for violations of Section 16(b) of the Securities Exchange Act of 1934. The letter does not identify specific purchases and sales alleged to constitute violations of short-swing trading prohibitions of Section 16(b). Counsel for the demanding shareholder has rejected our request to provide further details of the transactions alleged to constitute violations of Section 16 or of the legal analysis underlying their allegations. At this time we are unable to conclude that the alleged violations of Section 16 occurred.

        We cannot estimate potential losses, if any, from these matters or whether, in light of our insurance coverage, any loss would be material to our financial condition, results of operations or cash flows. As such, no amounts have been accrued as of September 30, 2007.

Class Action Regarding Prepaid Calling Card Claims

        We have been named in a class action complaint, filed in the California State Court for the Western Division of Los Angeles on June 12, 2007, alleging violations of the California Consumers Legal Remedies Act: Nora Monday v. iBasis Inc. 6/12/2007 2:07-cv-03802 MMM (Western Division—Los Angeles). The putative class action plaintiff asserts that prepaid phone cards that we sell often expire without notice and without the consumer's knowledge, charge rates that are frequently higher than stated in the uniform representations of the cards and include hidden charges. Plaintiff filed an amended complaint on September 13, 2007 and a motion for class certification in October 2007. In November 2007, we reached a tentative settlement with the named plaintiff, on an individual basis. The tentative settlement is subject to approval of the court and there can be no assurance that this settlement will be approved, or that we will ultimately prevail if this matter were to proceed to trial. No amounts have been accrued as of September 30, 2007 as our tentative settlement was immaterial.

Actions Pursuant to Option Investigation

        On December 21, 2006, two derivative actions naming us as a nominal defendant were filed in the United States District Court for the District of Massachusetts: David Shutvet, Derivatively on Behalf of iBasis, Inc., v. Ofer Gneezy et al., U.S.D.C. Civil Action No. 06-12276-DPW; and Victor Malozi, Derivatively on Behalf of iBasis, Inc., v. Ofer Gneezy et al., U.S.D.C. Civil Action No. 06-12277-DPW. The complaints in these two actions each name the same defendants: Ofer Gneezy, our President, Chief Executive Officer, and Director; Gordon J. VanderBrug, our Executive Vice President and Director; Richard G. Tennant, our Senior Vice President of Finance and Administration and Chief Financial Officer; Paul H. Floyd, our Senior Vice President of R&D, Engineering and Operations; Charles Corfield, Charles M. Skibo, W. Frank King, David Lee, and Robert H. Brumley, our Directors; Daniel Price, former Senior Vice President of Speech Solutions and our former Director; John G. Henson, Jr., our former Vice President, Engineering and Operations; Michael J. Hughes, our former Chief Financial Officer and former Vice President of Finance and Administration; Charles Giambalvo, our former Senior Vice President of Worldwide Sales; Jonathan D. Draluck, our former Vice President, Business Affairs, General Counsel and Secretary; and John Jarve, Charles Houser, and Carl Redfield, our former Directors. The complaints allege that the defendants caused or allowed our "insiders" to backdate their stock option grants, and caused or allowed us (i) to file materially false and misleading financial statements that materially understated our compensation expenses and materially overstated our quarterly and annual net income and earnings per share,and (ii) to make disclosures in our periodic filings and proxy statements that falsely portrayed our options as having been granted at exercise prices equal to the fair market value of our common stock on the date of the grant. The complaints also allege that certain defendants engaged in illegal insider selling of our common stock while in possession of undisclosed material adverse information. Based on these and other allegations, the complaints assert claims for: violation of Section 14(a) of the Exchange Act; disgorgement under the Sarbanes-Oxley Act of 2002; unjust enrichment; breach of fiduciary duty for approving improperly dated stock option grants to our executive officers; breach of fiduciary duties for insider selling and misappropriation of information; abuse of control; gross mismanagement; waste of corporate assets; rescission of certain stock option contracts; and constructive trust. The complaints seek the following relief: damages in favor of us for the individual defendants' alleged wrongdoing; disgorgement of all bonuses or other incentive-based or equity-based compensation received by Mr. Gneezy and Mr. Tennant during any period for which we restated our financial results; a declaration that the Director defendants caused us to violate Section 14(a) of the Exchange Act; certain corporate governance reforms; an accounting of all undisclosed backdated stock option grants, cancellation of all unexercised grants, and revision of our financial statements; disgorgement of all profits obtained by the defendants from the allegedly backdated stock option grants and related equitable relief; and an award to the plaintiffs of their costs and disbursements for the action, including reasonable attorney's fees and accountants' and experts' fees, costs and expenses.

        On May 10, 2007, the United States District Court for the District of Massachusetts entered orders consolidating the above derivative actions under Civil Action No. 06-12276-DPW. On June 15, 2007, the Plaintiffs filed a consolidated complaint. On August 24, 2007, we filed a motion to dismiss all of the claims asserted in the consolidated complaint. The Court has scheduled oral argument on our motion to dismiss for November 28, 2007.

        We announced on October 20, 2006 that we were contacted by the SEC as part of an informal inquiry and we further disclosed on March 29, 2007, on our Current Report on Form 8-K, that the SEC had notified us that we would be receiving a formal order of investigation relating to our stock option practices. On April 13, 2007, we received the formal order of investigation. The SEC investigation seeks documents and information from us relating to the grant of our options from 1999 through 2007. The SEC has taken testimony from individuals including certain of our current and former officers and directors. We expect that the SEC may seek the testimony of additional individuals during through the fourth quarter of 2007. We are cooperating fully with the SEC investigation that is ongoing. There is no assurance that other regulatory inquiries will not be commenced by other U.S. federal, state or other regulatory agencies.

        We can not estimate the amount of losses, if any, from these matters, or whether any loss would be material to our financial condition, results of operations or cash flows. As such, no amounts have been accrued as of September 30, 2007.

Regulatory Proceedings

        On June 30, 2006, the Federal Communications Commission ("FCC") issued an order requiring providers of prepaid calling cards that utilize Internet Protocol to contribute to the Universal Service Fund ("USF") and pay access charges and other regulatory fees both in the future and for some prior period of time. In connection with our Retail business, we plan to absorb or pass along such future fees, to the extent permitted by law, which, based on current traffic mix, equal approximately 1.8% of revenue. We have filed an appeal of the retroactive aspect of the FCC Order with the United States Court of Appeals in Washington, D.C. Oral arguments before the United States Court of Appeals were held in early October 2007 and a decision on our appeal is expected in the fourth quarter of 2007. As of September 30, 2007, we estimate that the maximum potential retroactive USF charge relating to our Retail business prior to the effective date of the FCC Order of October 31, 2006 would be approximately $3.2 million, of which we have accrued $0.6 million for the period of July 1, 2006 to October 31, 2006. If we are not successful with our appeal of the retroactive aspect of the FCC Order and are required to pay USF and other fees on a retroactive basis, we do not believe we would be able to recover these fees from our customers. As such, we would have to fund these fees and record an additional charge in the amount of $2.6 million.

        We have appealed the retroactive aspect of the FCC Order because we believe this FCC Order was a result of a new rule-making procedure and, historically, an order issued by the FCC as a result of a new rule-making procedure has not been subject to retroactive application. As such, we believe the amount of retroactive fees are not probable of being incurred and no amounts have been accrued as of September 30, 2007.

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

        We cannot estimate the amount of losses, if any, from these matters, or whether any loss would be material to our financial condition, results of operations or cash flows. As such, no amounts have been accrued as of September 30, 2007.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Transaction with KPN B.V., a subsidiary of Royal KPN N.V.

        As disclosed in a Current Report on Form 8-K filed on October 5, 2007, on October 1, 2007, iBasis, Inc. ("iBasis," the "Company," or the "Registrant") and KPN B.V., ("KPN"), a subsidiary of Royal KPN N.V., completed transactions ("KPN Transaction") pursuant to which iBasis issued 40,121,074 shares of common stock of iBasis to KPN and acquired the outstanding shares of two subsidiaries of KPN ("KPN GCS"), which encompassed KPN's international wholesale voice business, and received $55 million in cash from KPN, subject to post-closing adjustments based on the working capital and debt of iBasis and KPN GCS. Immediately after issuance on October 1, 2007, the shares of common stock of iBasis issued to KPN represented 51% of the issued and outstanding shares of iBasis's common stock on a fully-diluted basis (which includes all of the issued and outstanding common stock and the common stock underlying outstanding "in-the-money" stock options, as adjusted, and warrants to purchase common stock). The officers of iBasis immediately prior to the closing of the KPN Transaction will continue to serve as the officers of the combined company and one executive of KPN GCS, Mr. Edwin Van Ierland, was appointed as Senior Vice President Carrier Services of the combined company. Upon closing of the KPN Transaction, Messrs. Charles Skibo and David Lee, two of iBasis's independent members of the board of directors, resigned as members of the board of directors of iBasis and the board of directors of iBasis appointed Messrs. Eelco Blok and Joost Farwerck, two executives of Royal KPN N.V., as directors to fill the vacancies created by the resignations of Messrs. Skibo and Lee.

        On October 8, 2007, iBasis paid a dividend in the aggregate amount of $113 million at a rate of $3.28 per share to each of its shareholders of record on September 28, 2007, the trading date immediately prior to the closing date of the KPN Transaction. In addition, holders of outstanding warrants to purchase iBasis common stock will be entitled to receive upon the future exercise of these warrants an amount in cash equal to the dividend that they would have received had the warrants been exercised immediately prior to the dividend record date. As of September 30, 2007, iBasis had warrants outstanding to purchase 0.8 million shares of its common stock. In connection with the payment of the dividend to shareholders, iBasis adjusted the exercise price and number of shares to be issued upon exercise of its outstanding common stock options to preserve their value (See Note 3 to the Condensed Consolidated Notes to Financial Statements for further information regarding the adjustment to outstanding stock options.)

        The KPN Transaction creates a company with strengths in two of the fastest growing segments of global telecommunications: mobile services and consumer VoIP. KPN GCS brings an established business in mobile services, including a reliable and high quality product portfolio and relationships with more than 100 mobile operators, as well as international traffic from Royal KPN's Dutch, German and Belgian operations. Furthermore, the KPN Transaction results in complementary geographic coverage by bringing together the extensive footprint of KPN GCS in Europe, the Middle East and Africa with iBasis' strong presence in the Americas and Asia.

        Although iBasis is the legal acquirer in the KPN Transaction, we have determined that KPN GCS is the acquirer for accounting purposes, as KPN, among other things, now holds a majority of iBasis's outstanding common stock. Accordingly, under the purchase method of accounting, our tangible and identifiable intangible assets and liabilities will be, as of October 1, 2007, recorded at their fair value, including an amount for goodwill representing the difference between the deemed purchase price of iBasis and the fair value of its tangible and identifiable intangible net assets, and will be added to the historical assets and liabilities of KPN GCS.

        For all future filings under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the historical financial statements of iBasis for periods prior to the completion of the KPN Transaction will be those of KPN GCS and will replace the pre-acquisition historical financial statements of iBasis. iBasis's operations will be included in the financial statements of the combined company for all periods subsequent to the completion of the KPN Transaction.

        We incurred merger related expenses of $0.5 million in the three and nine months ended September 30, 2007, and $1.2 million and $2.8 million in the three and nine months ended September 30, 2006, respectively, which consisted primarily of investment banking advisory services, legal and accounting fees. Such amounts have been expensed as we are the acquiree for accounting purposes. Our revenues from KPN for the three and nine months ended September 30, 2007 and 2006 were not material.

Overview

        We are a leading provider of international communications services and a provider of retail prepaid calling services. Our operations consist of our Voice-Over-Internet-Protocol ("VoIP") trading business ("Trading"), in which we connect buyers and sellers of international telecommunications services, and our retail services business ("Retail"). In the Trading business we receive voice traffic from buyers—originating carriers who are interconnected to our network via VoIP or traditional time division multiplexing ("TDM") connections, and we route that traffic over the Internet to sellers—local service providers and carriers in the destination countries with whom we have established agreements to manage the completion or termination of the call. We use proprietary, patent-pending technology to automate the selection of routes and termination partners based on a variety of performance, quality, and business metrics. We offer this Trading service on a wholesale basis to carriers, consumer VoIP companies, telephony resellers and other service providers worldwide. We have call termination agreements with local service providers in North America, Europe, Asia, the Middle East, Latin America, Africa and Australia.

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

        In targeting the emerging consumer VoIP providers, we have expanded our DirectVoIP™ IP interconnection offering with DirectVoIP Broadband, which addresses requirements that are specific to the growing consumer VoIP market. DirectVoIP Broadband includes our transcoding solution, which enables us to provide greater interoperability among devices and voice applications, as well as deliver high quality service even over sub-optimal network connections. We have approximately 70 customers in the consumer VoIP market, including leaders among the emerging independent providers and cable operators, and we believe this market offers significant growth potential for us.

NASDAQ Listing

        On July 11, 2007, we were notified by the Nasdaq Listing and Hearing Review Council that we were in compliance with all Nasdaq Marketplace Rules for continued listing on the Nasdaq Global Market and that the matter of our prior non-compliance with these rules was now closed. Our non-compliance with the Nasdaq Marketplace Rules had resulted from our late filings with the Securities and Exchange Commission of our third quarter 2006 Form 10-Q, our 2006 Annual Report on Form 10-K and our first quarter 2007 Form 10-Q. These late filings, which were completed and filed with the Securities and Exchange Commission in June 2007, were a result of the restatement of our prior financial statements.

Critical Accounting Policies and Estimates

        Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements. The preparation of these financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires us to (i) make judgments, assumptions and estimates that affect the reported amounts of assets, liabilities, revenue and expenses and (ii) disclose contingent assets and liabilities. We base our accounting estimates on historical experience and other factors that we consider reasonable under the circumstances. However, actual results may differ from these estimates. To the extent there are material differences between our estimates and the actual results, our future financial condition and results of operations will be affected. Our critical accounting policies and estimates are described in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2006 Annual Report on Form 10-K for the year ended December 31, 2006. On January 1, 2007, we adopted the provisions of FIN 48, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement 109, "Accounting for Income Taxes", and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. There have been no other changes to these critical accounting policies and estimates for the three and nine months ended September 30, 2007.

Results from Operations

        The following table sets forth for the periods indicated the principal items included in the Condensed Consolidated Statement of Operations as a percentage of net revenue.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net revenue	100.0%	100.0%	100.0%	100.0%
Costs and operating expenses:
Data communications and telecommunications	88.2	88.3	88.7	87.5
Research and development	2.7	2.5	2.6	2.7
Selling and marketing	2.9	3.2	3.0	3.3
General and administrative	4.8	5.4	4.7	4.6
Depreciation and amortization	1.5	1.4	1.4	1.4
Write-off of leasehold improvements	—	0.8	—	0.3
Restructuring costs	—	0.1	0.1	0.1
Merger related expenses	0.3	0.9	0.1	0.7

Total costs and operating expenses	100.4	102.6	100.6	100.6

Loss from operations	(0.4)	(2.6)	(0.6)	(0.6)
Interest income	0.4	0.4	0.4	0.4
Interest expense	(0.0)	(0.1)	(0.0)	(0.1)
Other expenses, net	(0.0)	(0.0)	(0.1)	(0.0)
Foreign exchange gain (loss), net	0.2	(0.0)	0.0	0.0

Income (loss) before provision for income taxes	0.2	(2.3)	(0.3)	(0.3)
Provision for income taxes	(0.1)	(0.0)	(0.0)	0.0

Net income (loss)	0.1%	(2.3)%	(0.3)%	(0.3)%

Three Months Ended September 30, 2007 Compared to September 30, 2006

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

        Our total net revenue increased by approximately $20.1 million, or 15%, to $153.6 million in the third quarter of 2007 from $133.5 million in the third quarter of 2006. Traffic carried over our network increased 27% to approximately 3.7 billion minutes in the third quarter of 2007 from 2.9 billion minutes in the third quarter of 2006. Our ARPM was 4.20 cents per minute in the third quarter of 2007 compared to 4.62 cents per minute in the third quarter of 2006. The reduction in ARPM of 0.42 cents per minute is approximately the same as the reduction in our average cost per minute of

0.38 cents per minute and reflects a higher proportion of our traffic going to lower priced destinations. Trading revenue increased $12.3 million, or 11%, to $121.6 million in the third quarter of 2007 from $109.3 million in the third quarter of 2006. We have continued to add Trading customers, ending the third quarter of 2007 with 637 customers compared to 512 customers at the end of the third quarter of 2006. We have also continued to increase revenue from consumer VoIP customers, many of which use our PremiumCertified™ service. We currently have approximately 75 consumer VoIP customers and revenue from these customers was 10% of total Trading revenue in the third quarter of 2007 compared to 10% in the third quarter of 2006. Retail revenue increased $7.8 million, or 33%, to $32.0 million in the third quarter of 2007 from $24.2 million in the third quarter of 2006. The increase in Retail revenue reflects the launch of new calling card brands and the continued expansion of our distribution network. Revenue from our Pingo® calling services, which is part of our Retail revenue, have not been material to date.

        Sequentially, total net revenue declined approximately $2.0 million, or 1%, to $153.6 million in the third quarter of 2007 from $155.6 million in the second quarter of 2007. Trading revenue of $121.6 million in the third quarter of 2007 declined $6.2 million, or 5%, from $127.8 million the second quarter of 2007 and Retail revenue of $32.0 million in the third quarter of 2007 increased $4.1 million, or 15%, from $27.9 million in the second quarter of 2007. The decline in trading revenue reflects a higher proportion of traffic going to lower priced destinations, as the minutes of traffic for our Trading business was essentially the same level sequentially. The increase in Retail revenue reflects a continued recovery from the decline in revenue we experienced in the second half of 2006, when we disengaged from doing business with one of our largest Retail calling card distributors due to delinquent payments. Since late 2006, we have introduced new iBasis-branded calling cards and have strengthened our distribution network in a number of important markets.

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

        Data communications and telecommunications expenses increased by $17.6 million, or 15%, to $135.5 million in the third quarter of 2007 from $117.9 million in the third quarter of 2006. Our ACPM declined to 3.71 cents per minute in the third quarter of 2007 from to 4.09 cents per minute in the third quarter of 2006, which primarily reflects our continued ability to effectively route traffic to low cost termination partners. Data communications and telecommunications expenses were $107.5 million and $28.0 million for our Trading and Retail business segments, respectively, in the third quarter of 2007, compared to $96.6 million and $21.3 million for our Trading and Retail business segments, respectively, in the third quarter of 2006. As a percentage of total net revenue, data communications and telecommunications expenses were 88.2% in the third quarter of 2007 compared to 88.3% in the third quarter of 2006.

        Gross profit.    Trading gross profit was $14.1 million, or 11.6% of Trading revenue in the third quarter of 2007, compared to $12.7 million, or 11.7% of Trading revenue, in the third quarter of 2006. Retail gross profit was $4.0 million, or 12.5% of Retail revenue in the third quarter of 2007, compared to $2.9 million, or 11.9% of Retail revenue, in the third quarter of 2006. The increase in Retail gross profit as a percentage of Retail revenue reflects the continued recovery we have experienced since the decline in Retail revenue in the second half of 2006.

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

        Research and development expenses increased $0.8 million to $4.1 million in the third quarter of 2007, from $3.3 million in the third quarter of 2006. The increase primarily reflects personnel additions and salary increases and an increase in network hardware and software maintenance costs of $0.2 million. Stock-based compensation included in research and development expenses was $0.1 million in the third quarter of 2007 and 2006. As a percentage of net revenue, research and development expenses were 2.7% in the third quarter of 2007 compared to 2.5% in the third quarter of 2006.

        Selling and marketing expenses.    Selling and marketing expenses include expenses relating to the salaries, payroll taxes, benefits and commissions that we pay for sales personnel and the expenses associated with the development and implementation of our promotional and marketing campaigns.

        Selling and marketing expenses increased by $0.2 million to $4.5 million in the third quarter of 2007, from $4.3 million in the third quarter of 2006. The increase in expenses largely relates to personnel additions and salary increases. Marketing and promotional expenditures, primarily related to our Retail business, were $0.2 million lower year-to-year. Stock-based compensation included in sales and marketing was $0.1 million in the third quarter of 2007 and 2006. As a percentage of net revenue, selling and marketing expenses were 2.9% in the third quarter of 2007 and 3.2% in the third quarter of 2006.

        General and administrative expenses.    General and administrative expenses include salaries, payroll taxes and benefits, and related costs for general corporate functions, including executive management, finance and administration, legal and regulatory, facilities, information technology and human resources.

        General and administrative expenses were $7.3 million in the third quarter of 2007, essentially the same as the third quarter of 2006. In the third quarter of 2006, we recorded a provision for doubtful accounts receivable of $1.8 million, compared to $0.3 million in the third quarter of 2007. The provision for doubtful accounts of $1.8 million in the third quarter of 2006 included $1.3 million related to a prepaid calling card distributor we disengaged from doing business with during the period. Excluding the reduction in the provision for doubtful accounts receivable, general and administrative expenses increased $1.5million. This increase relates primarily to personnel additions and salary increases, executive officer incentive compensation, higher audit fees and an increase in stock-based compensation. In the third quarter of 2007, we incurred $0.3 million in legal fees relating to the investigation of our stock option granting practices, compared to $0.8 million in the third quarter of 2006.

        Total stock-based compensation included in general and administrative expenses in the third quarter of 2007 was $0.7 million compared to $0.2 million in the third quarter of 2006. In the third quarter of 2007, we completed a tender offer to exchange certain employee's stock options, which we previously determined had been granted with exercise prices at less than fair market value and which vested after December 31, 2004, to mitigate the adverse tax effect of Section 409A of the Internal

Revenue Code to employees caused by these below fair market value grants. Under the terms of the tender offer, employees surrendered their stock options and were granted new stock options with exercise prices per share equal to the fair market value of our common stock on the determined option grant dates and will receive a cash payment in January 2008 equal to the increase in the exercise prices of these options. The new option grants retained the same vesting provisions as the surrendered stock option grants. The aggregate cash payment to be made to employees in January 2008 is approximately $0.3 million. As a result, we recorded a stock-based compensation charge, included in general and administrative expenses, of $144,000 in the third quarter of 2007, which reflected the increase in the fair value, including the future cash payment to employees of $0.3 million, of the new stock options over the fair value of the options that were surrendered. In addition, two independent members of our board of directors resigned upon the closing of the KPN Transaction. The unvested options of the departing board members became vested immediately preceding the closing of the KPN Transaction and the additional stock-based compensation charge in the third quarter of 2007 associated with the accelerated vesting of these options was approximately $0.2 million.

        As a percentage of net revenue, general and administrative expenses were 4.8% in the third quarter of 2007 and 5.4% in the third quarter of 2006.

        Depreciation and amortization expenses.    Depreciation and amortization expenses increased by $0.5 million to $2.3 million in the third quarter of 2007, from $1.8 million in the third quarter of 2006. This increase was primarily due to depreciation relating to the addition of new capital equipment deployed into our network over the past twelve months. As a percentage of net revenue, depreciation and amortization expenses was 1.5% in the third quarter of 2007 and 1.4% in the third quarter of 2006.

        Restructuring costs.    There were no restructuring costs in the third quarter of 2007. Restructuring costs of $0.1 million in the third quarter of 2006 relate to a change in estimate relating to our sublease assumptions associated with prior restructuring charges.

        Merger related expenses.    Merger related expenses were $0.5 million in the third quarter of 2007 and $1.2 million in the third quarter of 2006 and relate to transaction costs for the KPN Transaction. These transaction costs consist primarily of investment banking advisory services, legal and accounting fees. These costs have been expensed as iBasis is considered the aquiree for accounting purposes in the KPN Transaction.

        Interest income.    Interest income was $0.6 million in the third quarter of 2007 compared to $0.5 million in the third quarter of 2006. The increase reflects the income earned on higher average year-to-year cash and short-term investment balances as well as the effect of higher short-term interest rates.

        Interest expense.    Interest expense of $49,000 in the third quarter of 2007 and $71,000 in the third quarter of 2006 relates to capital lease obligations.

        Other expenses, net.    Other expenses, net were $39,000 and $49,000 in the third quarter of 2007 and 2006, respectively, and primarily consist of state excise and franchise taxes.

        Foreign exchange gain, net.    Foreign exchange gain was $0.3 million in the third quarter of 2007, compared to a gain of $0.1 million in the third quarter of 2006. The foreign exchange gain in the third quarter of 2007 and 2006 was primarily due to the effect of a stronger Euro relative to the U.S. dollar on our Euro-denominated accounts receivable.

        Provision for income taxes.    The provision for income taxes of $58,000 in the third quarter of 2007 represents foreign income taxes on the earnings of our foreign subsidiaries and interest accrued on the liability for uncertain tax positions we recognized upon adoption of FIN 48 as of January 1, 2007. The income tax provision of $11,000 in the third quarter of 2006 represents foreign income taxes.

        Net income (loss).    Net income was $0.2 million in the third quarter of 2007, or $0.01 per share, compared to a net loss of $(3.0) million, or $(0.09) per share, in the third quarter of 2006. Net income for the third quarter of 2007 included $0.5 million in merger related expenses and $0.3 million stock option investigation related expenses. Net loss in the third quarter of 2006 included $1.2 million in merger related expenses, a write-off of leasehold improvements of $1.0 million and $1.0 million stock option investigation related expenses.

Nine Months Ended September 30, 2007 Compared to September 30, 2006

        Net revenue.    Our total net revenue increased by approximately $83.4 million, or 22%, to $455.0 million in 2007 from $371.6 million in 2006. Trading revenue increased $68.8 million, or 23%, to $369.6 million in 2007 from $300.8 million in 2006. We have continued to add Trading customers, ending the third quarter of 2007 with 637 customers compared to 512 customers at the end of the third quarter of 2006. We have also continued to increase revenue from consumer VoIP customers, many of which use our PremiumCertified™ service. We currently have approximately 75 consumer VoIP customers and revenue from these customers was 9% of total Trading revenue in 2007 compared to 10% in 2006. Retail revenue increased $14.6 million, or 21%, to $85.4 million in 2007 from $70.8 million in 2006. The increase in Retail revenue reflects the launch of new calling card brands and the continued expansion of our distribution network. Revenue from our Pingo® calling services, which is part of our Retail revenue, has not been material to date.

        Data communications and telecommunications costs.    Data communications and telecommunications expenses increased by $78.5 million, or 24%, to $403.8 million in 2007 from $325.3 million in 2006. Data communications and telecommunications expenses were $329.6 million and $74.2 million for our Trading and Retail business segments, respectively, in 2007, compared to $265.3 million and $60.0 million for our Trading and Retail business segments, respectively, in 2006. As a percentage of total net revenue, data communications and telecommunications expenses were 88.7% in 2007 compared to 87.5% in 2006.

        Gross profit.    Trading gross profit was $40.1million, or 10.8% of Trading revenue in 2007, compared to $35.4 million, or 11.8% of Trading revenue, in 2006. Retail gross profit was $11.1 million, or 13.0% of Retail revenue in 2007, compared to $10.8 million, or 15.3% of Retail revenue, in 2006. The lower Trading gross profit, as a percentage of Trading revenue, is due to an increase in traffic to lower margin destinations. The lower Retail gross profit in 2007 primarily reflects the issuance of a significant number of new prepaid calling cards, which initially have lower margins than our more established brands, during the past nine months. In the second half of 2006, we disengaged doing business with one of our largest calling card distributors due to their default on payments to us. The revenue we generated in 2006 on calling cards we sold through this distributor were primarily established brands which carried margins that were higher than our overall prepaid calling card portfolio.

        Research and development expenses.    Research and development expenses increased $1.6 million to $11.7 million in 2007, from $10.1 million in 2006. The increase primarily reflects personnel additions and salary increases and an increase in network hardware and software maintenance costs of $0.7 million. Stock-based compensation included in research and development expenses was $0.3 million in 2007 and $0.4 million in 2006. As a percentage of net revenue, research and development expenses decreased to 2.6% in 2007 from 2.7% in 2006.

        Selling and marketing expenses.    Selling and marketing expenses increased by $1.7 million to $13.8 million in 2007, from $12.1 million in 2006. The increase in expenses, primarily related to our Retail business, largely relates to personnel additions and salary increases and marketing and promotional expenditures, which increased $0.4 million year-to-year. Stock-based compensation included in sales and marketing was $0.3 million in 2007 and 2006. As a percentage of net revenue, selling and marketing expenses were 3.0% in 2007 and 3.3% in 2006.

        General and administrative expenses.    General and administrative expenses increased $4.2 million to $21.2 million in 2007, from $17.0 million in 2006. The provision for doubtful accounts receivable was $1.0 million in 2007, compared to $2.4 million in 2006. Excluding the reduction in the provision for doubtful accounts receivable, general administrative expenses increased $5.9 million in 2007 over 2006. The increase in expenses relates primarily to a combination of personnel additions and salary increases, audit fees and an increase in stock-based compensation. In 2007, we incurred $1.7 million in stock option investigation related expenses compared to $1.0 million in 2006.

        Total stock-based compensation and services included in general and administrative expenses in 2007 was $1.6 million compared to $0.7 million in 2006. In the first quarter of 2007, the Compensation Committee of our Board of Directors approved a resolution that allowed us to modify the terms of stock option grants for 20 individuals, covering an aggregate of approximately 100,000 shares, with exercise prices between $1.11 and $8.07 per share. These modifications allowed employees, terminated on or after October 17, 2006, to exercise their vested stock options beyond the normal 90-day post-termination period provided under our 1997 Plan and their individual option agreements. We extended the exercise period of these options because we were unable, during our financial statement restatement process, to deliver registered shares of our common stock to such individuals in compliance with the applicable registration requirements of the Securities Act of 1933, as amended. Absent the extension, these options would have expired prior to the employee having the opportunity to exercise, since the 90 day post-termination exercise period would have expired prior to our completion of the financial statement restatement process. As a result of these modifications, we have recorded a non-cash stock-based compensation charge, included in general and administrative expenses, totaling $0.6 million in 2007.

        In the third quarter of 2007, we completed a tender offer to exchange certain employee stock options, which we previously determined had been granted with exercise prices at less than fair market value and which vested after December 31, 2004, to mitigate the adverse tax effect of Section 409A of the Internal Revenue Code to employees caused by these below fair market value grants. Under the terms of the tender offer, employees surrendered their stock options and were granted new stock options with exercise prices per share equal to the fair market value of our common stock on the determined option grant dates and will receive a cash payment in January 2008 equal to the increase in the exercise prices of these options. The new option grants retained the same vesting provisions as the surrendered stock option grants. The aggregate cash payment to be made to employees in January 2008 is approximately $0.3 million. As a result, we recorded a stock-based compensation charge, included in general and administrative expenses, of $144,000 in the third quarter of 2007, which reflected the increase in the fair value, including the future cash payment to employees, of the new stock options over the fair value of the options that were surrendered. In addition, two independent members of our board of directors were replaced by two executives of Royal KPN N.V., upon the closing of the KPN Transaction. The unvested options of the departing board members became vested immediately preceding the closing of the KPN Transaction and the additional stock-based compensation charge in the third quarter of 2007 associated with the accelerated vesting of these options was approximately $0.2 million.

        As a percentage of net revenue, general and administrative expenses were 4.7% in 2007 and 4.6% in 2006.

        Depreciation and amortization expenses.    Depreciation and amortization expenses increased by $1.2 million to $6.4 million in 2007, from $5.2 million in 2006. This increase was primarily due to depreciation relating to the addition of new capital equipment deployed into our network over the past twelve months. As a percentage of net revenue, depreciation and amortization expenses were 1.4% in 2007 and 2006.

        Write-off of leasehold improvements.    In the third quarter of 2006, we negotiated the early termination of leased space for one of our locations in New York City which we no longer needed. As a result of our early termination of this lease, we took a non-cash charge of $1.0 million for the write-off of the carrying value of leasehold improvements relating to this location in the third quarter of 2006.

        Restructuring costs.    Restructuring costs of $0.2 million in 2007 and $0.3 million in 2006 relate to a change in estimate relating to our sublease assumptions associated with prior restructuring charges.

        Merger related expenses.    Merger related expenses were $0.5 million in 2007 and $2.8 million in 2006 and relate to transaction costs for the KPN Transaction. These transaction costs consist primarily of investment banking advisory services, legal and accounting fees. These costs have been expensed as iBasis is the acquiree for accounting purposes in the KPN Transaction.

        Interest income.    Interest income was $1.6 million in 2007 compared to $1.4 million in 2006. The increase reflects the income earned on our higher average year-to-year cash and short-term investment balances as well as the effect of higher short-term interest rates.

        Interest expense.    Interest expense of $0.1 million in 2007 and $0.3 million in 2006 relates to capital lease obligations.

        Other expenses, net.    Other expenses, net were $0.2 million and $0.1 million in 2007 and 2006, respectively. Other expenses include state excise and franchise taxes recorded in the second quarter of 2007 and 2006.

        Foreign exchange gain, net.    Foreign exchange gain was $0.2 million in 2007 and 2006. The foreign exchange gain in 2007 and 2006 was primarily due to the effect of a stronger Euro relative to the U.S. dollar on our Euro-denominated accounts receivable.

        Provision for income taxes.    The provision for income taxes of $92,000 in 2007 represents foreign income taxes on the earnings of our foreign subsidiaries and interest accrued on the liability for uncertain tax positions we recognized upon adoption of FIN 48 as of January 1, 2007.

        Net loss.    Net loss was $(1.3) million in 2007, or $(0.04) per share, compared to a net loss of $(1.1) million, or $(0.03) per share, in 2006. The net loss in 2007 includes $0.5 million in merger related expenses, $1.7 million in stock option investigation related expenses and $0.6 million in non-cash charges related to the modification of certain stock options. The net loss in 2006 includes $2.8 million in merger related expenses, $1.0 million in stock option investigation related expenses and a $1.0 million write-off of leasehold improvements.

Liquidity and Capital Resources

        Our principal capital and liquidity needs historically have related to the development of our network infrastructure, our sales and marketing activities, research and development expenses, and general capital needs. Our working capital needs have been met, in large part, from the net proceeds from our public and private offerings of common stock, issuances of convertible debt and cash flow from operations. In addition, we have also met our capital needs through capital equipment leases and other equipment financings.

        Net cash provided by operating activities in 2007 was $10.5 million, compared to $18.4 million in 2006. Net cash provided by operating activities in 2007 was largely a result of the net loss of $1.3 million, offset by non-cash charges for depreciation of $6.4 million, stock-based compensation of $2.2 million and a provision for doubtful accounts receivable of $1.0 million. In addition, cash provided by changes in non-cash working capital was $2.3 million in 2007. Net cash provided by operating activities in 2006 of $18.4 million was primarily the result of the net loss of $1.1 million, offset by non-cash charges for depreciation of $5.2 million, stock-based compensation of $1.5 million, a provision for doubtful accounts of $2.4 million and a write-off of leasehold improvements of $1.0 million. In addition, cash provided by changes in non-cash working capital was $9.0 million in 2006. Accounts receivable day sales outstanding were 38 days at September 30, 2007 compared to 43 days at December 31, 2006. In the three months ended September 30, 2007, we wrote-off approximately $3.8 million of previously reserved customer accounts receivable balances to our allowance for doubtful accounts.

        Net cash provided by investing activities of $7.7 million in 2007 includes $6.8 million in cash used for capital expenditures, primarily for expansion of the iBasis Network and $0.1 million for the acquisition of a small company in South America. In addition, we used $8.9 million for purchases of short-term marketable investments and received proceeds of $23.5 million from the maturities of short-term marketable investments. Net cash used in investing activities in 2006 of $16.8 million consisted of $6.9 million for capital expenditures, $35.9 million for purchases of short-term marketable investments, partially offset by proceeds of $26.0 million from maturities of short-term marketable investments.

        Net cash provided by financing activities was $1.1 million in 2007 and relates to proceeds of $1.4 million for the exercise of warrants to purchase common stock and $0.7 million in proceeds from the exercise of stock options, offset by capital lease payments of $1.1 million. In addition, warrants for 0.6 million shares of common stock were exercised on a net share settlement basis. Net cash used in financing activities in 2006 was $2.9 million and consisted of $2.3 million used for the repurchase of 0.4 million shares of our common stock, $1.2 million for capital lease payments and proceeds from the exercise of employee stock options of $0.6 million.

        On October 2, 2007, we entered into a Second Amended and Restated Loan and Security Agreement (the "Loan Agreement") with Silicon Valley Bank, which amended and restated a certain Amended and Restated Loan and Security Agreement dated as of December 29, 2003. We entered into the Loan Agreement to obtain funding for working capital purposes and in support of the KPN Transaction. Pursuant to the Loan Agreement, we may borrow up to $35.0 million from time to time under a secured revolving credit facility for a two-year period. Borrowings under the line of credit will be on a formula basis, based on eligible domestic and foreign accounts receivable. The line of credit contains quarterly financial covenants, consisting primarily of minimum profitability and minimum liquidity requirements. Interest on borrowings under the line of credit will be based, in part, on our quarterly profitability, with the maximum interest rate being the bank's prime rate, plus 0.5%, or LIBOR, plus 2.75%. The line of credit has a quarterly commitment fee of 0.63% on any unused portion of the line of credit and an up-front, one-time facility fee of 0.75%, or $263,000. The revolving credit facility is also guaranteed by iBasis Global, Inc., iBasis Retail, Inc., iBasis Securities Corporation and KPN International Network Services, Inc., all of which are our wholly-owned subsidiaries. The revolving credit facility is secured by a first priority lien and security interest on the assets of iBasis and such guarantors. In addition, iBasis has pledged two-thirds of all its shares of KPN GCS, our wholly-owned subsidiary, as collateral for the revolving credit facility. Pursuant to the terms of the Loan Agreement, we may use the proceeds solely as (i) working capital, (ii) to fund its general business requirements, and (iii) to fund the dividend declared by us in connection with the KPN Transaction. We had issued outstanding letters of credit of $2.9 million at September 30, 2007 and $2.7 million at December 31, 2006 and we had no other borrowings outstanding under our previous $15.0 million line of credit at September 30, 2007 and December 31, 2006.

        On June 30, 2006, the Federal Communications Commission ("FCC") issued an order requiring providers of prepaid calling cards that utilize Internet Protocol to contribute to the Universal Service Fund ("USF") and pay access charges and other regulatory fees both in the future and for some prior period of time. In connection with our Retail business, we plan to absorb or pass along such future fees, to the extent permitted by law, which, based on current traffic mix, equal approximately 1.8% of revenue. We filed an appeal of the retroactive aspect of the FCC Order with the United States Court of Appeals in Washington, D.C. and oral arguments were heard before the United States Court of Appeals in early October 2007. We expect a decision on our appeal in the fourth quarter of 2007. As of September 30, 2007, we estimate that the maximum potential retroactive USF charge relating to our Retail business prior to the effective date of the FCC Order of October 31, 2006 would be approximately $3.2 million, of which we have accrued $0.6 million for the period of July 1, 2006 to October 31, 2006. If we are not successful with our appeal of the retroactive aspect of the FCC Order and are required to pay USF and other fees on a retroactive basis, we do not believe we would be able to recover these fees from our customers. As such, we would have to fund these fees and record an additional charge in the amount of $2.6 million. We have appealed the retroactive aspect of the FCC Order because we believe this FCC Order was a result of a new rule-making procedure and, historically, an order issued by the FCC as a result of a new rule-making procedure has not been subject to retroactive application. As such, we believe the amount of retroactive fees are not probable of being incurred and no additional amounts have been accrued as of September 30, 2007.

        As of September 30, 2007, we had $58.7 million in cash, cash equivalents and short-term marketable investments. The dividend of $113.0 million paid to iBasis shareholders on October 8, 2007 was paid from a combination of existing cash, cash equivalents and short-term marketable investments, together with the $55.0 million received from KPN and initial borrowings under our new $35.0 million line of credit. We believe the combination of existing cash, including the cash balance of $21.0 million of KPN GCS acquired upon closing of the KPN Transaction, together with cash flow generated from operations and borrowing availability under our new line of credit, will be sufficient to fund our operations and capital expenditures for at least the next twelve months.

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

Contractual Obligations

        The following table summarizes our future contractual obligations as of September 30, 2007:

	Payment Due Dates
	Total	Less than 1 Year	1 to 2 Years	2 to 3 Years	3 to 5 Years	After 5 Years
	(In thousands)
Capital lease obligations, including interest	$1,176	$1,114	$62	$—	$—	$—
Operating leases	8,536	2,617	1,983	1,315	716	1,905

Total	$9,712	$3,731	$2,045	$1,315	$716	$1,905

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

        Our investments in commercial paper and debt instruments are subject to interest rate risk, but due to the short-term nature of these investments, changes in interest rates would not have a material impact on their value at September 30, 2007. Our primary interest rate risk is the risk on borrowings under our line of credit agreements, which are subject to interest rates based on the bank's prime rate or LIBOR. A change in the applicable interest rates would also affect the rate at which we could borrow funds or finance equipment purchases. Our capital lease obligations are fixed rate debt. A 10% change in interest rates would not have a material impact on interest expense associated with our line of credit agreement.

        Although we conduct our business in various regions of the world, most of our revenues and costs are denominated in U.S. dollars with the remaining being primarily denominated in Euros or British pounds. Thus, we are exposed to foreign currency exchange rate fluctuations as the financial results and balances of our foreign subsidiaries are translated into U.S. dollars. As exchange rates vary, these results, when translated, may vary from expectations and may adversely impact our results of operations and financial condition. Accordingly, if the dollar weakens relative to foreign currencies, particularly the Euro or British Pound, our foreign currency-based denominated revenues and expenses would increase when stated in U.S. Dollars. Conversely, if the dollar strengthens, our foreign currency denominated revenues and expenses would decrease. Based on our net revenue for the three months ended September 30, 2007, if the U.S. dollar had weakened against the Euro and British Pound by 10%, our net revenue would have increased approximately 2%. Conversely, based on our net revenue for the three months ended September 30, 2007, if the U.S. dollar had strengthened against the Euro and British Pound by 10%, our net revenue would have decreased by approximately 2%. The impact of a 10% change in the exchange rate between the U.S. dollar and the Euro or British Pound would not have a material effect on our foreign currency denominated operating expenses.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

        As of September 30, 2007, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a - 15(b) promulgated under the Exchange Act. Based upon that evaluation, our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that our disclosure controls and procedures are effective in ensuring that material information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, including ensuring that such material information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

        There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2007 that have materially affected, or are reasonably like to materially affect, our internal control over financial reporting.

        Additionally, management is investing in ongoing efforts to continuously improve the control environment and has committed considerable resources to the continuous improvement of the design, implementation, documentation, testing and monitoring of our internal controls.

Part II—Other Information

Item 1.    Legal Proceedings

        Please see Note 9 "Contingencies" of our Condensed Notes to Condensed Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q for a description of legal proceedings.

Item 1A.    Risk Factors

        In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, "Item 1A: Risk Factors" in our 2006 Annual Report on Form 10-K for the year ended December 31, 2006, which could materially affect our business, financial condition or future results. The risks described in our 2006 Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. There have been no material changes from the risk factors previously disclosed in our 2006 Annual Report on Form 10-K.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

        This Quarterly Report on Form 10-Q and, in particular, our Management's Discussion and Analysis of Financial Condition and Results of Operations set forth in Part I—Item 2 contain or incorporate a number of forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act including statements regarding:

  •
  our expectations regarding the outcome of the legal proceedings that we are currently a party to, including our defense strategies, the results of negotiations and settlements in such legal proceedings and our estimates regarding the amount of fees and losses to be paid in connection with such legal proceedings;

  •
  our expectations that the VoIP market offers significant growth potential for us;

  •
  our plan to absorb or pass along future regulatory fees;

  •
  our estimates regarding the retroactive Universal Service Fund and other fees we will be charged; and

  •
  our liquidity.

        Any or all of our forward-looking statements in this Quarterly Report on Form 10-Q may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Many factors mentioned in our discussion in this Quarterly Report on Form 10-Q will be important in determining future results. Consequently, no forward-looking statement can be guaranteed. Actual future results may vary materially.

        Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects" and similar expressions are intended to identify forward-looking statements. There are a number of factors that could cause actual events or results to differ materially from those indicated by such forward-looking statements, many of which are beyond our control, including the factors set forth under "Item 1A. Risk Factors" of our 2006 Annual Report on Form 10-K, as updated or supplemented by "Part II—Item 1A—Risk Factors" of this Quarterly Report on Form 10-Q. In addition, the forward-looking statements contained herein represent our estimate only as of the date of this filing and should not be relied upon as representing our estimate as of any subsequent date. While we may elect to update these forward-looking statements at some point in the future, we specifically disclaim any obligation to do so to reflect actual results, changes in assumptions or changes in other factors affecting such forward-looking statements.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

        In September 2007, we issued 78,334 shares of common stock pursuant to an exercise of a warrant for cash at an exercise price of $6.30 per common share. The exercised warrants were issued in September 2004 in exchange for placement agent services    In September 2007, we issued 222,033 shares of common stock pursuant to the exercise of warrants for cash at an exercise price of $1.95 per common share. The exercised warrants were issued in 2003 in connection with the issuance of our 11 1/2% Senior Secured Notes due January 2005.

        Although the issuance of shares of our common stock upon exercise of these warrants had been registered under Registration Statements on Form S-3, the Registration Statements on Form S-3 were not effective due to our failure to timely file our Annual Report on Form 10-K for the year ended December 31, 2006 and our Quarterly Reports on Form 10-Q for the periods ended November 30, 2006 and March 31, 2007. The issuances of the common stock underlying the warrants as described above were undertaken in reliance upon exemptions from the Securities Act of 1933 (the "Securities Act") registration requirements afforded by Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder, as the transactions (including the initial issuances of the warrants) did not involve public offerings.

        On October 1, 2007, we issued 40,121,074 shares of common stock to KPN B.V. upon closing of the KPN Transaction.

Item 4A.    Submission of Matters to a Vote of Security Holders

        Our Annual Meeting of Shareholders was held on September 27, 2007. Of the [        ] shares outstanding and entitled to vote as of the record date, a quorum of [        ] shares was present or represented by proxy. At the meeting, shareholders voted to approve the issuance of that number of newly issued shares of iBasis common stock, par value $0.001 per share, to KPN, that will represent, immediately after issuance, 51% of the issued and outstanding shares of the common stock on a fully-diluted basis (which includes all of the issued and outstanding common stock and the common Stock underlying outstanding "in-the-money" options, as adjusted, and warrants to purchase common stock) on the date of the closing of the KPN Transaction. In addition, shareholders voted to re-elect each of Frank King and Charles Skibo to serve as Class 2 Directors for a three -year term. Shareholders also voted to approve the adoption of the iBasis, Inc. 2007 Stock Plan, under which 3.5 million shares of our common stock were reserved for issuance.

        Shareholders also voted to ratify the appointment of Deloitte & Touche LLP ("Deloitte") as our independent auditors. (On October 9, 2007, after the closing of the KPN Transaction and because KPN GCS's independent registered public accounting firm, PricewaterhouseCoopers ("PwC"), was different from our independent registered public accounting firm, Deloitte, we informed Deloitte of its dismissal as our principal accountants for the fiscal year ending December 31, 2007. On October 15, 2007, we engaged PwC to serve as our independent registered public accounting firm to audit our consolidated financial statements for the fiscal year ending December 31, 2007.)

        The results of the shareholder votes are set forth below and additional information is contained in our Definitive Proxy Statement filed on August 24, 2007.

		For	Against	Abstain	Broker Non-Votes
1.	Issuance of Shares to KPN	21,252,146	76,620	39,444	7,267,760
		For	Withheld
2.	Election of Class 2 Directors:
	Frank King	28,199,517	436,453
	Charles Skibo	23,049,566	5,586,404
		For	Against	Abstain	Broker Non-Votes
3.	Approval of the adoption of the iBasis, Inc. 2007 Stock Plan	20,505,748	638,263	224,199	7,267,760

Item 6    Exhibits

  (A)
  Exhibits:

10.1	iBasis, Inc. 2007 Stock Plan (incorporated by reference from Exhibit 10.1 to iBasis, Inc.'s Current Report on Form 8-K filed on October 3, 2007 (File No. 000-27127)).
10.2	Form of Stock Option Agreement under the iBasis, Inc. 2007 Stock Plan.
10.3	Offer Letter between iBasis, Inc. and Edwin van Ierland, dated as of September 11, 2007.
10.4
Amendment No. 3 to Share Purchase and Sale Agreement dated as of August 1, 2007, between iBasis, Inc. and KPN B.V. (incorporated by reference from Exhibit 10.1 to iBasis, Inc.'s Current Report on Form 8-K filed with on August 7, 2007 (File No. 000-27127)).
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

iBasis, Inc.
November 9, 2007	By:	/s/ RICHARD TENNANT Richard Tennant Vice President and Chief Financial Officer (Authorized Officer and Principal Financial Officer)

QuickLinks

Explanatory Note
  Item 1. Financial Statements
iBasis, Inc. Condensed Consolidated Balance Sheets (unaudited)
iBasis, Inc. Condensed Consolidated Statements of Operations (unaudited)
iBasis, Inc. Condensed Consolidated Statements of Operations (unaudited)
iBasis, Inc. Condensed Consolidated Statements of Cash Flows (unaudited)
iBasis, Inc. Notes to Condensed Consolidated Financial Statements (unaudited)
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Quantitative and Qualitative Disclosures About Market Risk
  Item 4. Controls and Procedures
  Item 1. Legal Proceedings
  Item 1A. Risk Factors
  Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
  Item 4A. Submission of Matters to a Vote of Security Holders
  Item 6 Exhibits
SIGNATURE