Form 10-K
period 2007-12-31
IBASIS INC
filed 2008-03-17
CIK 1091756

Use these links to rapidly review the document
iBASIS, INC. ANNUAL REPORT ON FORM 10-K For the Year Ended December 31, 2007 Table of Contents
Item 8. Financial Statements and Supplementary Data
PART III

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 000-27127

iBasis, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	04-3332534 (I.R.S. Employer Identification No.)
20 Second Avenue, Burlington, MA 01803 (Address of principal executive offices, including zip code)
(781) 505-7500 (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Name of each exchange on which registered
Common Stock, par value $0.001 per share	The Nasdaq Stock Market LLC

Securities registered pursuant to section 12(g) of the Act:

None

(Title of Class)

          Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

          Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐    No ☒

          Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

          The aggregate market value of the registrant's common stock, $0.001 par value per share, held by non-affiliates of the registrant as of June 30, 2007 was approximately $317,296,000 based on 31,571,791 shares held by such non-affiliates at the closing price of a share of common stock of $10.05 as reported on The Nasdaq Global Market on such date. Affiliates of the Company (defined as officers, directors and owners of 10% or more of the outstanding share of common stock) owned 2,372,335 shares of common stock outstanding on such date.

          Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

          Common Stock, par value $0.001 per share, as of March 7, 2008                74,997,167

DOCUMENTS INCORPORATED BY REFERENCE

          The following documents (or parts thereof) are incorporated by reference into the following parts of this Form 10-K: Certain information required in Part III of this Annual Report on Form 10-K is incorporated from the Registrant's Proxy Statement for the Annual Meeting of Stockholders.

iBASIS, INC.

ANNUAL REPORT ON FORM 10-K
For the Year Ended December 31, 2007

Table of Contents

i

PART I

Item 1.    Business

        iBasis is a leading wholesale carrier of international long distance telephone calls and a provider of retail prepaid calling services and enhanced services for mobile operators.

Transaction with KPN B.V., a subsidiary of Royal KPN N.V.

        On October 1, 2007, iBasis, Inc. ("iBasis," the "Company", "we" or "our") and KPN B.V. ("KPN"), a subsidiary of Royal KPN N.V. ("Royal KPN"), completed transactions ("KPN Transaction") pursuant to which iBasis issued 40,121,074 shares of its common stock to KPN and acquired the outstanding shares of two subsidiaries of KPN ("KPN GCS"), which encompassed KPN's international wholesale voice business. The Company also received $55 million in cash from KPN, subject to post-closing adjustments based on the working capital and debt of iBasis and KPN GCS. Immediately after issuance on October 1, 2007, the shares of iBasis common stock issued to KPN represented 51% of the issued and outstanding shares of iBasis common stock on a fully-diluted basis (which includes all of the issued and outstanding common stock and the common stock underlying outstanding "in-the-money" stock options, as adjusted, and warrants to purchase common stock).

        On October 8, 2007, iBasis paid a dividend in the amount of $113 million at a rate of $3.28 per share to each of its shareholders on the record date of September 28, 2007, the trading date immediately prior to the closing date of the KPN Transaction. In addition, holders of outstanding warrants to purchase our common stock will be entitled to receive a cash payment upon the future exercise of these warrants in an amount equal to the dividend amount that would have been payable if the warrants had been exercised immediately prior to the dividend record date. As of December 31, 2007, iBasis had warrants outstanding to purchase 531,000 shares of its common stock. In connection with the payment of the dividend to shareholders, we also increased the number of shares subject to unexercised stock options and decreased the exercise price of these stock option grants to preserve their value.

        The officers of iBasis immediately prior to the closing of the KPN Transaction have continued to serve as the officers of the combined company and one executive of KPN GCS, Mr. Edwin Van Ierland, was appointed as the Company's Senior Vice President Worldwide Sales. Upon closing of the KPN Transaction, Messrs. Charles Skibo and David Lee, two independent members of iBasis's board of directors, resigned as members of the board of directors and the board of directors of iBasis appointed Messrs. Eelco Blok and Joost Farwerck, two executives of Royal KPN N.V., as directors to fill the vacancies created by the resignations of Messrs. Skibo and Lee.

        Although iBasis acquired all of the outstanding capital stock of KPN GCS, after the closing of the transaction, KPN holds a majority of the outstanding common stock of iBasis and KPN's designees are expected to represent, at a future date, a majority of the Company's board of directors. Accordingly, for accounting and financial statement purposes, the KPN Transaction has been treated as a reverse acquisition of iBasis by KPN GCS under the purchase method of accounting and the financial results of KPN GCS have become the historical financial results of the combined company and replace the historical financial results of iBasis as a stand-alone company. Thus, the financial results reported for the full year 2007 include the results of KPN GCS stand-alone for the first nine months of 2007 and the financial results of the combined company for the fourth quarter of 2007 only.

        The presentation of the Statement of Stockholders' Equity reflects the historical stockholders' equity of KPN GCS through September 30, 2007. The effect of the issuance of shares of iBasis common stock to KPN and the inclusion of iBasis's stockholders' equity as a result of the closing of the KPN Transaction on October 1, 2007 is reflected in the year ended December 31, 2007.

        Prior to October 1, 2007, KPN GCS operated as an integrated part of KPN since inception and the historical financial statements of KPN GCS have been derived from the accounting records of KPN using the historical bases of assets and liabilities. Because KPN GCS did not operate as a stand-alone business the historical financial statements may not necessarily be representative of amounts that would have been reflected in the financial statements presented had KPN GCS operated independently of KPN.

        KPN GCS benefited from certain related party revenue and purchase agreements with KPN that included sales prices per minute and costs per minute. KPN GCS also relied on KPN for a substantial part of its operational and administrative support, for which it was allocated costs primarily consisting of selling, general and administrative expenses, such as costs for centralized research, legal, human resources, payroll, accounting, employee benefits, real estate, insurance, information technology, telecommunications, treasury and other corporate and infrastructure costs. In anticipation of the closing of the transaction with iBasis, KPN GCS entered into a Framework Services Agreement with KPN in 2006, which replaced the related party revenue and purchase agreements and operational and administrative support arrangements described above.

Company Overview

        Our operations consist of our wholesale trading business ("Trading"), in which we connect buyers and sellers of international telecommunications services, and our retail services business ("Retail"). In the Trading business we receive voice traffic from buyers—originating telecommunications carriers who are interconnected to our network via Voice over Internet Protocol ("VoIP") or traditional time division multiplexing ('TDM") connections, and we route that traffic over our network to sellers—local service providers and telecommunications carriers in the destination countries with whom we have established agreements to manage the completion or termination of calls. As a result of the combination with KPN GCS in October 2007, approximately half of iBasis traffic utilizes TDM connections, while the balance is carried over the iBasis global VoIP infrastructure. The migration of the TDM traffic to our lower cost IP infrastructure is expected to be a significant source of synergies from the KPN transaction over the next several years.

        We use proprietary, patent-pending technology to automate the selection of routes and termination partners based on a variety of performance, quality, and business metrics. We offer this Trading service on a wholesale basis to carriers, mobile operators, consumer VoIP companies, telephony resellers and other service providers worldwide. We have call termination agreements with local service providers in more than 100 countries in North America, Europe, Asia, the Middle East, Latin America, Africa and Australia.

        We continue to expand our market share in our Trading business by expanding our customer base and by introducing cost-effective international voice solutions for our customers, including complete outsourcing of international voice traffic.

        Our Trading products comprise a comprehensive voice product portfolio. We have retained the leading product from both iBasis and KPN GCS—iBasis' Directs™, which is designed for carriers with sophisticated least-cost-routing capabilities and features our most competitive rates and utilizes direct routes to more than 100 countries; and KPN GCS's International Premium Service (IPS), with its high quality and advanced feature-set for mobile and fixed retail operators. We are combining iBasis' PremiumCertified and KPN GCS's International Wholesale Service (IWS) to complete our voice product portfolio. This mid-range product is designed to take advantage of third-party or off-net routes to provide thorough worldwide coverage for customers, and enhances our ability to compete for retail international traffic. Our product portfolio gives us strengths in the fastest-growing segments of international telecommunicaitons—mobile and VoIP.

        In the mobile market, in addition to meeting mobile operators' needs for advanced voice features, iBasis offers a portfolio of mobile data services, called Mobile Matrix, which includes mobile messaging and roaming to enhance mobile operators' average revenue per user and customer loyalty.

        In targeting the emerging consumer VoIP providers, we have expanded our DirectVoIP™ IP interconnection offering with DirectSIP™, which addresses a range of requirements that are specific to the growing consumer VoIP market, including support for Session Initiation Protocol interconnection, which is becoming the standard for voice over broadband services. DirectSIP also includes our media normalization, or transcoding, solution, which enables us to provide greater interoperability among devices and voice applications, as well as deliver high quality service even over sub-optimal network connections. We have approximately 70 customers in the consumer VoIP market, including leaders among the emerging independent providers and cable operators, and we believe this market offers significant growth potential for us.

        Launched in late 2003, our Retail business consists of retail prepaid calling cards, which are marketed through distributors primarily to ethnic communities within major metropolitan markets in the United States, and Pingo®, a prepaid calling service that we offer and sell directly to consumers via an eCommerce model. Both can be private-labeled for other service providers. The prepaid calling card business and Pingo leverage our existing international network and have the potential to deliver higher margins than are typically achieved in the Trading business. In addition, the retail prepaid calling card business typically has a faster cash collection cycle than the Trading business. In 2007, we launched PingoBusiness, enhancements that enable businesses to manage multiple Pingo accounts through a single administrative account. To date, revenues from our Pingo services have not been material.

        We were incorporated as a Delaware corporation in 1996. Our principal executive offices are located at 20 Second Avenue, Burlington, Massachusetts and our telephone number is (781) 505-7500. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports, are available free of charge through the Securities and Exchange Commission's ("SEC") website at www.sec.gov or on our investor relations section of our website at http://investor.ibasis.com as soon as reasonably practicable after such materials have been electronically filed with, or furnished to, the SEC.

Industry Overview

        Market Overview.    Based on the most current information available, the international voice market was estimated by TeleGeography, a market research firm, to be approximately $73 billion in 2006 and international voice minutes grew approximately 10% over 2005. International wholesale voice traffic represented approximately $10 billion in 2006 and minutes of traffic grew 19% over 2005 as more traffic is originated by carriers such as mobile operators, that lack international networks. We believe that international traffic will continue to grow as underlying trends in migration and economic integration drive fundamental demand, and that wholesale traffic will continue to grow faster than the overall international voice market due to important trends. These trends involve the migration of voice traffic:

  •
  from traditional vertically-integrated international carriers to more specialized local service providers;

  •
  from traditional fixed line offerings to mobile; and

  •
  from the TDM network to VoIP.

        Moreover, direct connections between incumbents from different countries are only cost-effective for very large traffic flows. Wholesale carriers offer call termination to many destinations through a single connection and enable carriers to retain revenue while reducing cost of operations.

        Global deregulation combined with rapid technological advances has enabled the emergence of many new communications service providers in dozens of local markets. In their efforts to remain competitive, national carriers are focusing their capital spending on "last-mile" retail services and technology initiatives such as fixed-to-mobile convergence, wireless, and cable, which deliver or promise to deliver margins that are several times greater than that of international voice service. Consequently, communications service providers are looking for ways to expand their ability to serve all of their customers' telecommunication needs, while simultaneously reducing the cost of providing international services. As the international voice business becomes increasingly commoditized, the critical success factor is the efficiency of scale. For the vast majority of carriers, international traffic represents a very small portion of their overall business. Therefore, many of the world's carriers are seeking to leverage efficient wholesale networks, such as The iBasis Network™, with lower infrastructure and transport costs that can help improve a carrier's competitiveness and bottom line, without compromising service quality. Some carrier customers turn to us for their biggest routes, some for their smallest routes, and others for all routes, effectively outsourcing their international voice traffic to iBasis.

        The Mainstreaming of VoIP.    Although the consumer adoption of VoIP services is a recent development, we have been transmitting VoIP calls for many of the world's largest carriers for several years. Managing quality of service at the core of the network, which we pioneered and mastered, has allowed phone-to-phone calls to be transmitted over the Internet with quality nearly indistinguishable from that of traditional voice networks. Enabled by the quality of VoIP service from providers like us, international VoIP traffic has grown rapidly and continues to grow at five times the rate of international TDM traffic. According to industry analyst, TeleGeography, international VoIP traffic grew 36% to 32 billion minutes in 2004, 42% to 45 billion minutes in 2005, 31% to 60 billion minutes in 2006, and is expected to have reached nearly 80 billion minutes in 2007, which is approximately 24% of projected international traffic worldwide.

        Unlike fixed-line telecommunication networks and managed internet protocol ("IP") networks, the Internet has many potential points of congestion where information, in the form of data packets, can be delayed or dropped. For non-real-time communications, such as email, a slight delay in the receipt of a message is not significant. However, for real-time communications, such as telephone calls, the result of a delay in transmitting the call, or losing the call altogether, is significant. To minimize the risk of delays or losing calls over the Internet, we utilize complex and proprietary performance monitoring and call routing technology to ensure consistently high call completion and voice quality. We have developed patent-pending quality management technology that enables us to deliver call completion rates and average call durations (the standard metrics that carriers use for measuring quality) that we believe are consistently equal to or better than those achieved by traditional fixed-line carriers.

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

        Outsourcing International Voice.    Given the advantages of VoIP, many carriers have announced plans to migrate to IP and have begun to carry some portion of their voice traffic over IP networks. However, most such projects are focused on domestic infrastructure only, where the investment may not only reduce cost of voice services but will also enable the development of innovative high margin services. Most carriers' international voice business has not achieved sufficient scale to justify the capital investment required to deploy a new international IP network for voice. Lacking necessary scale to achieve the required efficiency and unable to justify an investment in new lower cost infrastructure, carriers are exploring the outsourcing of international traffic to providers such as iBasis. The reasons these carriers prefer to outsource international traffic include:

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

Wholesale Trading Business

        Our wholesale Trading business enables carriers and other communications service providers to outsource international voice and fax traffic, substantially lowering their transport and service support costs, without compromising quality. Our carrier customers access The iBasis Network by establishing an interconnection through one of our "Internet central offices" or "ICOs" strategically located in major telecommunications hubs in the U.S., Asia, and Europe. Calls are transported over the Internet or over TDM connections and terminated by our terminating partners—fixed and mobile operators—in more than 100 countries. In this way, our originating customers receive a single point of interconnection to a global network of termination points without the burden of managing the international network logistics and interconnection agreements on the far end. Likewise, our partners, who sell us termination capacity in their countries, receive a substantial source of traffic revenue without having to negotiate individual agreements and interconnections with originating carriers. Our services provide the following key benefits to our customers:

        High Quality Call Completion.    Our network, monitoring and management technologies enable us to complete international voice and fax calls with quality comparable to that of traditional circuit-switched voice networks. This high quality is reflected in the fact that carriers choose to provide our VoIP services to their retail customers undifferentiated from their traditional services. We achieve high quality over the Internet through a variety of controls and technologies. At our 24x7, expert-staffed global Network Operations Centers ("NOCs") in Burlington, Massachusetts, Amsterdam, and Hong Kong, we are able to monitor our carrier customers' voice traffic. Using our patent-pending Assured Quality Routing® and PathEngine™ technologies to select optimal routing choices according to real time performance data, we dynamically route customers' traffic over multiple Internet routes, completing calls on our partners' phone networks in destination countries.

        Cost Effective Services.    We are able to maintain one of the lowest cost structures in the international voice industry because of our very large scale, which provides efficiencies and leverage when negotiating termination rates. Also, our call transport costs are lower because packet switching is more efficient than traditional circuit-switching. Because we use the Internet, rather than a private IP network, to deliver much of our international voice traffic, we have greater infrastructure flexibility and lower capital costs than service providers that employ dedicated point-to-point connections. VoIP equipment is less costly and incurs lower facilities costs (due to its smaller physical footprint) than equivalent capacity circuit-switched equipment. We offer an open, scalable architecture that enables carriers and communications service providers to connect quickly and without investment or technical expertise. We are also able to bypass many of the international settlement rates associated with some international traffic carried over circuit-switched voice networks, which produces additional cost savings.

Outsourced from KPN Business

        Our Outsourced from KPN business consists of traffic we terminate for Royal KPN and its affiliates for international voice services and international direct dialing for calls originating in The Netherlands. We are a preferred supplier of mobile services for Royal KPN and its affiliates (KPN Mobile, Telfort, E-Plus and Base) and we are the exclusive provider for international direct dialing, ISDN and Inmarsat services for all international telephone and fax traffic originating from or carried over the Royal KPN fixed network.

Retail Business

        Our Retail business consists primarily of our prepaid calling card services and Pingo, our prepaid calling service sold directly to consumers through an Internet website. Our prepaid calling card business leverages our global VoIP network and back-office systems, including a sophisticated prepaid rating and billing platform. We sell more than 300 brands of retail prepaid calling cards through established distributors to retail outlets in major metropolitan markets across the U.S. Many of the calling card brands are owned (trademarked) by us and feature our component branding, "Quality Calls from iBasis", on the cards. We also enable established carriers to leverage the strength of their brands by taking advantage of our prepaid calling card platform, production and distribution. The Oi brand calling card from Brazilian carrier Telemar is one example. We have established a dedicated operation to sell and service our prepaid retail calling card services. Typically, our Retail business delivers higher gross margins and has a faster cash collection cycle than our Trading business.

        In September 2004, we launched Pingo®, our retail calling service offered directly to consumers and businesses through our eCommerce web interface. Pingo customers in the United States and 35 additional countries use credit cards or alternative web-based payment methods, such as PayPal® to purchase calling time over The iBasis Network. Customers are provided with toll-free or local access numbers, a unique account number and a personal identification number to access the service. Pingo's enhanced convenience features include access to on-line call and billing history, automatic recharging to maintain a balance in the customer's Pingo account, and PINpass™ PIN-less dialing, which enables a customer to avoid keying in their account number and PIN when calling from any fixed or mobile phone they have registered on the Pingo site. These features are designed to increase the customer's convenience and loyalty to the service.

        Our Retail services build upon the underlying iBasis network and systems and give us opportunities to capture retail traffic directly from consumers, which may provide higher margins than traffic received through other carriers. In offering these services, we can, as described in the next section, take advantage of our high quality call completion and cost effective services.

The iBasis Network

Overview

        On a pro forma basis, combining KPN GCS and iBasis, we transported 23.8 billion minutes of traffic over the iBasis Network in 2007, a volume of traffic that positions us among the three largest carriers of international traffic in the world, based on global traffic statistics contained in the industry analyst publication TeleGeography 2008.

        The iBasis network is comprised of a global VoIP infrastructure, which is the legacy iBasis network, and an international TDM infrastructure, which is the legacy KPN GCS network.

        Our VoIP infrastructure includes eight Internet Central Offices ("ICO") located in the major telecommunications markets around the world—New York, Los Angeles, London, Frankfurt, Paris, Hong Kong, Tokyo, and Sydney—and more than 1,000 Internet Branch Offices ("IBO") located in the facilities of termination partners in more than 100 countries. Each ICO includes high capacity gateways, routers, session border controllers, and multiple IP backbone connections. Carrier customers send traffic to us by interconnecting via TDM or IP to one or more of the ICOs. Their calls are then sent as VoIP from the iBasis ICO to a termination partner's IBO over the Internet. Some traffic is sent to third-party providers whom we use to supplement our direct routes.

        Our TDM infrastructure uses ICOs containing TDM switches in Amsterdam, Rotterdam, Frankfurt and New York connected to a network of termination partners via the Public Switched Telephone Network ("PSTN"). Customers can connect directly to the TDM ICOs or through our Transmission Points of Presence ("PoP") in Miami, Hong Kong and Singapore, or through many more Euro-Ring PoPs owned by KPN. Traffic is transported from Transmission PoPs to ICOs via the PSTN.

        Today, these networks are combined through a high capacity connection that enables traffic originating on either side to terminate with a supplier connected to the other side if that supplier offers us lower costs and acceptable quality. As a result, an interconnection to one network gives iBasis customers access to both. For example, calls that come in to the TDM infrastructure can be terminated over the VoIP infrastructure. While the VoIP network is primarily managed through our NOCs in Burlington, Massachusetts and Hong Kong, and the TDM network is managed through our NOC in Amsterdam, all NOCs can view both networks and have access to the management systems for both.

        Over the next two to three years we intend to convert the TDM infrastructure to IP to make the iBasis network an all-IP network at the core. This will enable us to take full advantage of the superior cost efficiencies of VoIP and is a major source of synergies projected to result from the transaction with KPN.

iBasis VoIP Leadership

        The iBasis VoIP network is based on a technologically-advanced switchless architecture, leveraging proven hardware from industry leaders such as Cisco Systems and NextPoint (formerly NexTone), as well as patent-pending iBasis software for quality management and advanced routing. Our Assured Quality Routing and PathEngine technology enables ongoing monitoring of network performance and automatic selection of best quality routes based on near real-time performance data. The switchless architecture provides us with significant savings in operational costs and capital expense by eliminating the need for costly telecommunications switches and other equipment and connectivity in central offices. It also has enabled us to simplify provisioning, real-time route monitoring, and network management by decreasing the number of network components involved in carrying a call. The result for our customers is higher voice quality, call completion and call duration.

        We have deployed specialized transcoding equipment that enables our network to accept traffic in a wider variety of formats associated with codecs—compression/decompression algorithms used by consumer VoIP providers to support different devices, applications and networks. As part of our DirectVoIP™ Broadband offering, the transcoding solution gives iBasis an advantage in meeting the interoperability requirements of emerging service providers.

        The iBasis Network consists of four principal elements:

  •
  Internet Central Offices and Internet Branch Offices that convert circuit-switched voice traffic into data for transmission and reception over the Internet or vice versa;

  •
  the transmission medium, which is principally the public Internet;

  •
  Assured Quality Routing and PathEngine technology, our proprietary traffic monitoring and routing management software; and

  •
  our Network Operations Centers, from which we oversee and coordinate the operation of the ICOs and IBOs.

        Internet Central Offices and Internet Branch Offices.    Our customers interconnect with our network, at their cost, by connecting dedicated voice circuits from their facilities to one of our ICOs, which are strategically located in Frankfurt, Hong Kong, London, Los Angeles, New York, Paris, Sydney and Tokyo. Alternatively, our customers may elect to install an iBasis IBO at their facilities. ICOs and IBOs receive calls directly from a local carrier's switched network. VoIP gateways in each ICO or IBO digitize, compress and packetize voice and fax calls and then transmit them over the Internet. At the destination, another ICO or IBO reverses the process and the call is switched back from the Internet to a local carrier's circuit-switched network in the destination country. Increasingly, customers are investing in VoIP equipment and connecting to us using an IP signal. As this trend progresses, our already asset-effective business model gains further strength. We no longer bear all the cost of converting calls between traditional voice network and the Internet, and dedicated physical circuit-switched interconnects are eliminated altogether.

        The Internet.    We use the Internet to transmit the majority of our voice and fax traffic because of its global coverage, low cost and flexible connectivity. As a result, we have avoided the expense and delay of deploying and maintaining a private, dedicated network of fiber and cable connections. In addition, because we do not have fixed, point-to-point connections, we can adapt to changes in international traffic flows rapidly and at minimal cost. We effectively address the challenges of using the Internet for high quality, real-time voice communications by:

  •
  selecting only high quality, service-oriented Internet service providers as our vendors;

  •
  purchasing multiple, high-speed connections into the Internet backbone; and

  •
  continuously monitoring performance across our entire network.

        Assured Quality Routing.    We have deployed a proprietary patent-pending system of tools—collectively known as Assured Quality Routing to maintain high quality service over the Internet. AQR optimizes the quality of calls placed over The iBasis Network by integrating quality parameters into routing decisions. These parameters include measures of quality that are of direct importance to carriers including call duration, call completion and post-dial delay as well as underlying determinants of successful data transmission, namely packet loss, jitter and latency. Utilizing data collected in near real-time by our PathEngine performance reporting technology, AQR automatically re-routes traffic in anticipation of quality dropping below specific thresholds, sending subsequent calls through another

Internet path, to an alternative terminating IP partner or to a circuit-switched backup vendor if necessary.

        Global Network Operations Centers.    We manage our network and implement AQR through our network operations centers ("NOCs"). Our NOCs use leading network management tools from Hewlett-Packard and a number of other vendors, which are integrated with our AQR systems to enable us to monitor, test and diagnose all components of The iBasis Network. NOCs in Burlington, Massachusetts, Amsterdam and Hong Kong are staffed by network and traffic engineers to provide expert coverage 7 days a week, 24 hours a day, 365 days a year, and are equipped with:

  •
  tools that support the monitoring and analysis of various components of The iBasis Network to identify and address potential network problems before they affect our customers;

  •
  system redundancy, including power back-up; and

  •
  a help desk that allows us to respond quickly to our customers' needs and concerns.

Engineering and Network Operations

        Our engineering and network operations activities are primarily focused on developing, improving and expanding The iBasis Network and increasing the efficiency of our interconnections with buyers and sellers of telecommunications services. These activities include the development of specific tools for our networks, such as our patent-pending Assured Quality Routing and PathEngine technologies, as well as specialized interconnection technologies like our DirectVoIP Broadband service, which is designed to meet the needs of providers of consumer VoIP services. In addition, our engineering personnel contribute to the support and operation of our global network operations centers, which oversee and coordinate the operation of our ICOs and IBOs. Engineering and network operations activities for the expansion and support of the network of KPN GCS has to-date been provided by KPN under a service level agreement between KPN GCS and KPN.

Markets and Customers

        According to TeleGeography, the global market for international phone service was estimated to be approximately a $73 billion market in 2006 and international voice minutes grew 11% from 2005 to 2006. As a subset, international VoIP traffic grew 31% in that same period to approximately 60 billion minutes. The portion of international traffic carried by wholesalers like us grew 19% over the same period as more carriers turned to wholesalers to handle their international business. In all but two of the 15 years from 1992 to 2006 the rate of increase in traffic volume has outstripped the rate of decline in pricing, providing the opportunity for continued revenue growth. With the increasing migration of international traffic to VoIP and the growth in calls that are originating as IP through incumbent and emerging providers, including cable operators, growth of international VoIP traffic is likely to continue and even to accelerate. This reinforces the growth opportunities for us, as it is natural for providers who are originating their traffic on IP to turn to VoIP carriers, like us, to avoid unnecessary conversions to TDM to complete their international calls.

        As of December 31, 2007, we provided services to approximately 800 carriers worldwide. Other than revenue from Royal KPN, no one carrier accounted for 10% or more of revenue in 2007, 2006 or 2005. For further discussion of geographic revenues, refer to Note 5 in our Notes to Consolidated Financial Statements.

        In countries where we terminate our traffic, we have established relationships with large national carriers ("PTTs") and other local service providers that have strong local market expertise and relationships.

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

        Deregulation and increased competition in the telecommunications industry has caused prices for long distance telephone services to steadily decline, particularly in the U.S. and Western Europe. Regulatory pressure on mobile operators, particularly in the European Union, are lowering mobile termination rates. As a wholesale provider of long distance telephone services, our margins in this business reflect the effect of these lower prices. We attempt to offset the effect of these lower prices by negotiating lower costs from our call termination partners and by increasing the cost efficiency and utilization of our network. We have implemented a strategy to leverage retail traffic originating from both our Trading customers and our own Retail services to drive higher margins than we might typically realize from our Trading services. With our prepaid calling cards and Pingo, we are able to charge per-minute rates that can exceed our wholesale long distance rates, as well as generate revenue from fees typically associated with the use of prepaid services.

Sales and Marketing

        Sales Strategy.    Our sales efforts for the wholesale Trading business target leading fixed line and wireless telecommunications carriers globally as both buyers of international minutes and sellers of termination capacity, as well as emerging providers of consumer VoIP services over broadband connections. Our sales force is comprised of experienced personnel with well-established relationships in the telecommunications industry, based in key markets worldwide and typically responsible for business development in a small number of countries regionally. Our sales process often involves a test of our services by potential originating customers in which they route traffic over our network to a particular country. Our experience to date has been that once a carrier has begun to use our network for a single country and finds our quality to be acceptable, the sales process for increasing the volume of traffic they send to us and increasing the number of destinations for which they use our network becomes incrementally easier. We also seek to cultivate relationships with service providers that can terminate the local leg of international calls. Our country managers actively pursue connections with capable termination partners in their regions. Our ability to deliver a high volume of traffic, due to our interconnections with more than 550 carriers with international minutes, makes us an attractive potential partner for local service providers.

        Since the closing of the KPN Transaction, we have been training our sales people on the Company's total product portfolio to enable our sales people to be able to sell all of our products.

        As deregulation and competition push all local service providers to both originate and terminate as much traffic as possible on their local networks, we believe we will increasingly enjoy "reciprocal" relationships with the providers with which we do business, further improving sales productivity.

        We have offices providing sales coverage in Europe, Africa, the Middle East, Latin America, the Asia-Pacific region, and North America.

        Marketing Strategy.    In our wholesale Trading business, we seek to attract termination partners as well as customers and therefore address our marketing efforts to both. A very large portion of retail origination continues to be controlled by large incumbent retail carriers. We believe that we have largely achieved our primary marketing objectives of awareness and acceptance among incumbent retail carriers, as evidenced by our penetration of these carriers in the major developed regions of the world. We continue to reinforce our brand presence with incumbent retail carriers to help increase our share of international traffic. We also concentrate on state-owned carriers, known as PTTs, in Asia and in developing economies generally, who we view as natural customers. In addition, we have focused marketing efforts on raising awareness of our business among emerging consumer VoIP companies, cable operators, prepaid calling card providers, and mobile operators, which represent signficant growth opportunities for us.

        While we increasingly expect our customers to also be our termination partners, local circumstances in many countries still are such that we also look to partner with ISPs, new Competitive Local Exchange Carriers ("CLECs") and specialist termination providers, many of which are start-ups formed specifically to terminate international traffic. Connecting with multiple terminating providers in a given destination provides us with greater capacity and leverage in negotiations to reduce costs.

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

        Our sales and marketing strategy for our Retail services business differs for the disposable prepaid calling card business and the Pingo eCommerce business. For the calling card business, we are focused on the following areas:

  •
  expanding the portfolio of iBasis-branded calling cards;

  •
  increasing our share of existing distributors' business and cultivating new distributors;

  •
  expanding gross margins; and

  •
  enhancing quality.

        In developing our own calling card brands, in addition to supporting established brands of our distributors, we are building the presence of select brands in multiple markets across multiple distributors. These brands leverage a common rate and fee structure and are able to leverage common design and advertising, which enhances both administrative and marketing efficiency while building distributor and customer loyalty.

        In late 2007, we launched the iBasis TruePrompts™ campaign, which we believe will enhance consumers' trust in our prepaid calling cards by guaranteeing delivery of the minutes advertised or prompted on each call. In the short term, TruePrompts may temporarily slow growth in Retail until competitors throughout the segment implement similar measures, as it may appear to less sophisticated consumers that iBasis provides fewer minutes on its calling cards compared to a competitor's card. In the longer term, we believe that clear disclosure and greater transparency in pricing are good developments for the prepaid calling card industry overall and in particular for us as they will enhance the competitive advantage of our lower cost structure.

        To broaden our calling card distribution we identify the leading established distributors in major urban markets in the U.S. and work to establish mutually beneficial relationships. These distributors possess the local market knowledge and relationships with retail outlets required to effectively build market presence for our calling cards. Some of our distributors operate as master distributors supporting smaller sub-distributors that help to broaden and reinforce their market share within various territories or types of outlets. We expand distribution into new ethnic and geographic markets by leveraging existing relationships and by pursuing new distributors as necessary. Expanding gross margins in the prepaid calling card business is a function of managing card lifecycles. Typically, new cards are introduced with very aggressive promotional pricing to build distributor and retailer enthusiasm and consumer interest. Once the card has proven its quality and reliability we move beyond the promotional stage into production, enabling us to realize higher margins. As we establish our presence in the calling card market, the overall age of our product portfolio will increase, essentially resulting in more product having graduated from the promotional phase into producing higher margins.

        The sales and marketing strategy for our Pingo service leverages the cost-efficiency and tracking capabilities of on-line paid placement advertising on major search engines, such as Google and Yahoo, as well as opportunistic online banner advertising and editorial placement, particularly on ethnic and travel-oriented websites, and occasional print advertising in well-targeted publications. We also drive business though a web-based affiliate sales program, and promotion of free trial cards at events and through distribution partners. In addition, we leverage search engine optimization techniques on the Pingo.com website to maximize natural search results. We have retained a search engine marketing firm and an online creative firm with specific expertise and proprietary technology designed to optimize our online advertising investments. When prospects visit the Pingo website, we utilize special bonus awards and promotions to encourage initial purchase. We also maintain communicaton with our existing Pingo customers through frequent email announcements to encourage use of the service, recharges, and referrals, as well as provide rewards for their loyalty.

Strategic Technology Relationships

        Strategic technology relationships are important because they give us early access to new technologies, a voice in vendors' development direction and because strategic partners engage with us in support of our sales and marketing programs.

        The iBasis Network is a Cisco Powered™ network and we have continued to maintain a strong technology and business relationship with Cisco Systems. This designation means that The iBasis Network is built predominantly with Cisco products and technologies and meets a high standard of reliability and performance. As a Cisco Powered™ network, we have enhanced access to Cisco technical resources and are able to more quickly deliver new capabilities and service features. We also have formed relationships with NextPoint (formerly NexTone), a leading provider of session border controllers, which are deployed in our ICOs and provide interoperability and protocol conversion capabilities, and with Digium, the supplier of our transcoding platform, which is deployed as part of our DirectVoIP Broadband offering.

Competition

        We compete in two markets: international voice termination services, which we sell on a wholesale basis to other carriers, and retail prepaid calling services which we sell to consumers directly and through distributors. As described more completely in Item 1A "Risk Factors," the market for voice services is highly competitive. We compete with other wholesale trading carriers worldwide. Many of these carriers have more resources, longer operating histories and more established positions in the communications marketplace, and, in some cases, have begun to develop VoIP capabilities. We also compete with smaller companies, including those that may be specialists in just one or two routes. We compete with our own customers who have or may develop the ability to carry traffic themselves, including retail carriers who develop their own international networks or interconnect with one another and exchange international traffic by "meeting" in a major telecom hub. At present, we do not compete with cable operators, or local exchange carriers, such as the former U.S. Regional Bell Operating Companies ("RBOCs"). Also, at present, we do not compete with emerging retail VoIP carriers as most have not developed international networks. We compete principally on quality of service and price. In the overall international long distance market, which was approximately 298 billion minutes of phone calls in 2006, based on current information, we are among the three largest carriers with approximately 7% market share.

        In the retail prepaid calling card business, we compete with major telecommunications carriers and many smaller telecommunications providers. Many of our competitors have a longer operating history and a more established market presence in the retail prepaid calling card business than we do. Also, many of these competitors have greater resources. Our Pingo business competes with other on-line sellers of prepaid calling cards and services. Many of these operate on-line catalogs, selling the same cards that are available in physical form in retail stores. Because we terminate our retail traffic on our own VoIP network, we believe we enjoy a competitive advantage over the majority of competing calling card companies and online retailers.

        Although the market for wholesale international traffic and retail prepaid calling services is highly competitive and will almost certainly remain so, we believe that our scale, comprehensive voice product portfolio, global footprint, sophisticated and automated back-office systems, and our patent-pending ability to manage traffic across the low-cost Internet while maintaining required quality, collectively represent a competitive advantage that will allow us to continue expanding both volume and margins.

Government Regulation

        As more fully described in Item 1A "Risk Factors," our business is subject to U.S. and foreign laws, which may include those relating to telecommunications.

        We hold a license to provide interstate and international telecommunications services from the Federal Communications Commission ("FCC") and we have obtained or are in the process of obtaining appropriate regulatory authority, and filing appropriate tariffs, regarding the Retail business in certain states. Additional aspects of our operations may currently be, or become, subject to state or federal regulations governing licensing, universal service funding, advertising, disclosure of confidential communications or other information, excise taxes, U.S. embargos and other reporting or compliance requirements.

        While the FCC has maintained that information service providers, including VoIP providers, are not telecommunications carriers for regulatory purposes, various entities have challenged this premise, both before the FCC and at various state government agencies. The FCC has ruled that certain communications carried in part utilizing the IP format, including prepaid calling card services such as those we provide, are regulated telecommunications services for which certain regulatory obligations, such as federal USF payments and access charge payments, apply. The FCC is presiding over several proceedings related to VoIP services and the extent that IP capabilities insulate such offerings from traditional regulation such as access charges, universal service, and interconnection rights for VoIP providers. Adverse rulings or rulemakings could subject us to licensing and reporting requirements and additional fees and charges.

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

Intellectual Property

        We regard our copyrights, service marks, trademarks, trade dress, trade secrets, patents, patent applications and similar intellectual property as critical to our success and we rely on trademark and copyright law, trade secret protection and confidentiality and/or license agreements with our employees, customers, partners, and others to protect our proprietary rights. Our policy is to seek patent protection of the technology, inventions and improvements that we consider important to the development of our business. As of December 31, 2007 we had several pending U.S. patent applications for The iBasis Network and other inventions related to our business and, in March 2008, we were granted our first patent for our methods of monitoring the quality of various routes to send calls through the Internet. We have also entered into a licensing arrangement with Royal KPN granting us rights to Royal KPN's portfolio of patents, and Royal KPN has been granted a cross-license to our patent portfolio. We pursue the registration of our trademarks and service marks in the United States and overseas. We have been granted trademark registration for various marks related to our business, including iBasis, Pingo, Assured Quality Routing, PremiumCertified, The last calling card you'll ever need!, and several marks related to our prepaid calling card products in the United States, and the European community. In addition, we have pending registration applications for other service marks. We also rely on trade secrets, technical know-how and continuing innovation to develop and maintain our competitive position. We have granted licenses in the ordinary course of business for occasional use of our name, logo, trademarks and/or servicemarks to certain marketing partners pursuant to joint marketing and/or other agreements. Likewise, we have been granted certain licenses for use in the ordinary course of business.

Employees

        As of December 31, 2007, we employed 390 people. Our employees are not represented by a labor union, except that approximately 70 employees of KPN GCS are subject to the Royal KPN Collective Labor Agreement.

Geographic Areas

        For financial information about geographic areas, see Note 5, "Business Segment and Geographic Information" to our Consolidated Financial Statements.

Item 1A.    Risk Factors

        Any investment in our common stock involves a high degree of risk. You should carefully consider the risks described below together with the information contained elsewhere in this report, before you make a decision to invest in our company.

Factors That May Affect Future Results and Financial Condition

Risk Related to our Historical Stock Option Granting Practices

We cannot predict the outcome of the SEC's formal investigation of our past stock option granting practices. The investigation has required, and may continue to require, significant management time and attention, as well as additional accounting and legal expense, and could result in civil and/or criminal actions seeking, among other things, injunctive and monetary relief from us.

        The SEC's formal investigation of our past stock option practices is ongoing. We continue to fully cooperate with the SEC and have provided the staff with extensive documentation relating to the Special Committee's investigation and our internal review of our historical financial statements. The SEC investigation and requests for information have required significant management attention and resources. The period of time necessary to resolve the SEC investigation is uncertain, and these matters could require significant additional attention and resources which could otherwise be devoted to the operation of our business. We have incurred substantial expenses with third parties for legal, accounting, tax and other professional services in connection with these matters and expect to continue to incur significant expenses in the future, which may adversely affect our results of operations and cash flows. While we will continue to cooperate with the SEC regarding this matter, there can be no assurance that our efforts to resolve the SEC's investigation will be successful and we cannot predict whether we will be able to reach any type of resolution with the SEC.

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

Following the Special Committee investigation, two derivative civil action lawsuits were brought, purportedly on our behalf, which have required and may continue to require significant management time and attention and result in significant legal expenses and may result in an unfavorable outcome against our management, which could require us to pay substantial judgments or settlements pursuant to any indemnification obligations that we may have with them, and which could have a material adverse effect on our business, financial condition and results of operations.

        Following the Special Committee investigation, two derivative civil claims were filed, purportedly on our behalf, against certain of our current and former officers and directors. See Item 3 (Legal Proceedings), "Actions Pursuant to Options Investigation" below. The suits were consolidated into a single suit on June 15, 2007, alleging violations of Section 14(a) of the Securities Exchange Act of 1934 and Section 304 of the Sarbanes Oxley Act of 2002 (SOX) and raisingd state law claims including unjust enrichment, breaches of fiduciary trust and waste of corporate assets. The court dismissed the case in December 2007, holding that the plaintiffs failed to assert viable federal claims under either Section 14(a) or SOX Section 304. The court also dismissed the remaining state law claims on jurisdictional grounds. Plaintiffs filed a motion for reconsideration in late December 2007 and we filed an opposition to this motion in January 2008 and we are currently awaiting the court's decision. If the motion for reconsideration is denied, plaintiffs could still re-file the state law claims in state court or in federal court asserting diversity jurisdiction.

        The amount of time to resolve these lawsuits is unpredictable, and in defending themselves, our management's attention may be diverted from the day-to-day operations of our business, which could adversely affect our business, financial condition and results of operations. In addition, an unfavorable outcome of such litigation could require us to incur significant legal expenses and substantial judgments or settlements pursuant to any indemnification obligations that we may have with our officers and directors, which could also have a material adverse effect on our business, financial position, results of operations or cash flows.

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

We have incurred and our option holders have incurred tax liabilities which has caused us to, and may continue to cause us to, pay taxes, penalties and interest for the late payment of our withholding tax obligations and payments to our affected option holders to offset against their additional tax liabilities.

        As a result of determining revised measurement dates for certain of our stock options, we have recorded payroll withholding tax related adjustments for certain options previously classified as ISO grants under the Internal Revenue Code. Such stock options were determined to have been granted with an exercise price below the fair market value of our common stock on the revised measurement date. As a result, such stock options do not qualify for ISO tax treatment. The disqualification of ISO classification and the resulting conversion to non-qualified stock option status results in withholding taxes on the exercise of such stock options. We may have to pay taxes, penalties and interest for the late payment of withholding tax obligations on past exercises of these non-qualified stock options and make payments to our affected employees to offset their additional tax liabilities.

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

  •
  increased competitive pricing pressure in the international long distance market from emerging and established integrated carriers some of which are much larger and have greater financial resources than we do;

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

We may not be able to generate sufficient revenue and gross profit to achieve our revenue and profitability goals in the long term if telecommunications carriers and other communications service providers are reluctant to use our services in sufficient volume.

        If the market for international wholesale VoIP telephony and new services does not develop as we expect, or develops more slowly than expected, our business, financial condition and results of operations will be materially and adversely affected.

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

        The growth of our core wholesale Trading business depends on carriers and other communications service providers generating an increased volume of international voice and fax traffic and selecting our network to carry at least some of this traffic. Similarly, the growth of Retail services we offer depends on these factors as well as acceptance in the market of the brands that we service, including their respective rates, terms and conditions.

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

        Parties that Maintain Phone and Data Lines and Other Telecommunications Services.    Our business model depends on the availability of the public Internet and traditional telephone networks to transmit voice and fax calls. Third parties maintain and own these networks, other components that comprise the public Internet, and business relationships that allow telephone calls to be terminated over the public switched telephone network. Some of these third parties are telephone companies. They may increase their charges for using these lines at any time and thereby increase our expenses. They may also fail to maintain their lines properly, fail to maintain the ability to terminate calls, or otherwise disrupt our ability to provide service to our customers. Any such failure that leads to a material disruption of our ability to complete calls or provide other services could discourage our customers from using our network, which could adversely effect our results of operations.

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

        Distributors of prepaid calling cards to retail outlets.    We make arrangements with distributors to market and sell prepaid calling cards to retail outlets. In some cases, we rely on these distributors to print cards, prepare marketing material, activate accounts, track usage and other data, and remit payments collected from retailers. There is a risk that distributors will not properly perform these responsibilities, comply with legal requirements, or pay us monies when due. We may not have adequate contractual or credit protections against these risks. There is also a risk that we will be ineffective in our efforts to implement new systems, policies covering customer care, disclosure, privacy, and certain technical and business processes. The result of any attendant difficulties may have a material impact on our business.

We may not be able to succeed in the intensely competitive market for our wholesale Trading services or for prepaid calling services.

        We compete in our wholesale Trading business principally on quality of service and price. In recent years, prices for international long distance telephone services have been declining as a result of deregulation and increased competition. We face competition from the wholesale service operations of major telecommunications carriers, including AT&T, British Telecom, Deutsche Telekom, Verizon/MCI and Qwest, as well as new emerging carriers. We also compete with Internet protocol and other VoIP service providers who route traffic to destinations worldwide. VoIP service providers that presently focus on retail customers may in the future enter the wholesale market and compete with us. If we can not offer competitive prices and quality of service our business could be materially adversely affected.

        The market for prepaid calling services is extremely competitive. Hundreds of providers offer calling card products and services. We have relatively recently begun offering prepaid calling card and related web-based services and have little prior experience in these businesses. Advertising and pricing practices by some providers in the prepaid calling card industry are aggressive and can be misleading which may put us at a competitive disadvantage. Many of our prepaid calling services are marketed primarily to immigrant communities. If changes in immigration policy or other factors, including general economic conditions cause a reduction in the foreign born population living in the U.S. our business may suffer. If we do not successfully maintain and expand our distribution channel and enter geographic markets in which our rates, fees, surcharges, country services, and our other products and service characteristics can successfully compete, our business could be materially adversely affected.

We are subject to downward pricing pressures and a continuing need to renegotiate overseas rates.

        As a result of numerous factors, including increased competition and global deregulation of telecommunications services, prices for international long distance calls have been decreasing. This downward trend of prices to end-users has caused us to lower the prices we charge communications service providers and calling card distributors for call completion on our network. If this downward pricing pressure continues, we may not be able to offer our VoIP services at costs lower than, or competitive with, the traditional voice network and VoIP services with which we compete. Moreover, in order for us to lower our prices, we have to renegotiate rates with our overseas local service providers who complete calls for us. We may not be able to renegotiate these terms favorably enough, or fast enough, to allow us to continue to offer services in a particular country on a cost-effective basis. The continued downward pressure on prices and our failure to renegotiate favorable terms in a particular country could have a material adverse effect on our ability to operate our network and business profitably.

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

        Because we provide many of our services internationally, we are subject to additional risks related to operating in foreign countries. In particular, in order to provide services and operate facilities in some countries, we have established subsidiaries or other legal entities or may have forged relationships with service partners or entities set up by our employees. We also rely on our own employees to maintain certain functions of our Internet central offices and, in some cases, to deploy and operate our smaller points of presence installations. Associated risks include:

  •
  uncertainty regarding or unexpected changes in tariffs, trade barriers and regulatory requirements relating to Internet access or VoIP;

  •
  economic weakness, including inflation, or political instability in particular foreign economies and markets;

  •
  difficulty in collecting accounts receivable;

  •
  compliance with varying tax, consumer protection, telecommunications, and other laws;

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

        These and other risks associated with our international operations may materially adversely affect our ability to maintain profitable operations.

We may undertake strategic acquisitions or dispositions, or may be the target of similar strategic initiatives, that could be difficult to integrate or could damage our business.

        In addition to the KPN Transaction and the proposed transaction with TDC, the leading telecommunications company in Denmark, that we announced on January 14, 2008, we may acquire businesses and technologies that complement or augment our existing businesses, services and technologies. We may also be subject to, or participate in, strategic activities by others that result in a transfer of control of our assets or control of our outstanding shares of stock. We may need to raise additional funds through public or private debt, equity financing or issue more shares to affect such activities, which may result in dilution for shareholders and the incurrence of indebtedness. We may have difficulty integrating any additional businesses into our existing business and the process of any acquisitions or subsequent integration could divert management's attention and expend our resources. We may not be able to operate acquired businesses profitably or otherwise implement our growth strategy successfully.

        If we are unable to effectively integrate any new business into our overall business operations, our costs may increase and our business results may suffer significantly.

        We may need to sell existing assets or businesses in the future to generate cash or focus our efforts on making our core Wholesale Trading business profitable. As with many companies in our sector that have experienced rapid growth in recent years, we may need to reach profitability in one market before entering another. In the future, we may need to sell assets to cut costs or generate liquidity.

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

        Our business requires that we handle a large number of international calls simultaneously. As we expand our operations, we expect to handle significantly more calls. If we do not expand and upgrade our hardware and software quickly enough, we would not have sufficient capacity to handle the increased traffic and growth in our operating performance would suffer as a result. Even with such expansion, we may be unable to manage new deployments or utilize them in a cost-effective manner. In addition to lost growth opportunities, any such failure could adversely affect customer confidence in The iBasis Network and could result in us losing business.

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

        We operate three Network Operations Centers as well as numerous Internet central offices and other points of presence throughout the world. In some cases, we have designed redundant systems, provided for excess capacity, and taken other precautions against platform and network failures as well as facility failures relating to power, air conditioning, destruction, or theft. Nonetheless, some of our infrastructure and functionality, including those associated with certain components of our Retail business, operate as a single point of failure, meaning, failures of the type described may prohibit us from offering services at all at any given time. The potential of such a failure may discourage others from using our network, which may adversely impact our business.

We depend on our current personnel and may have difficulty attracting and retaining the skilled employees we need to execute our business plan.

        Our future success will depend, in large part, on the continued service of our key management and technical personnel. If any of these individuals or others we employ are unable or unwilling to continue in their present positions, our business, financial positon, results of operations or cash flows could suffer. We do not carry key person life insurance on our personnel.

We will need to retain skilled personnel to execute our plans.

        Our future success will also depend on our ability to attract, retain and motivate highly skilled employees, particularly engineering and technical personnel. Past reductions in our workforce or restrictions on salary increases or payment of bonuses may make it difficult to motivate and retain employees and contractors, which could affect our ability to deliver our services in a timely fashion and otherwise negatively affect our business.

We can not ensure that our existing capital will be sufficient to meet our requirements for the future and a failure to obtain necessary additional capital could jeopardize our operations.

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

        Under FCC rules, services classified as telecommunications services have been subject to regulation, whereas services classified as information or enhanced services have been largely exempt from regulation, including the requirement to pay access charges. We have taken the position that our wholesale Trading services are enhanced services that are exempt from traditional regulation that applies to telecommunications services. While the FCC has traditionally maintained that information service providers, including VoIP providers, do not provide telecommunications services for regulatory purposes, various entities have challenged this policy at the state and federal levels and the FCC has begun to regulate certain aspects of various types of VoIP services. For example, in 2004, the FCC concluded that long distance calls that begin and end as regular calls but use IP to transport some portion of the call are telecommunications services. As indicated above, the FCC also concluded that prepaid calling cards that utilize IP-transport are telecommunications services, not information services. Additionally, the FCC has issued a variety of orders that have imposed additional regulatory obligations on certain VoIP providers. For example, the FCC found that certain VoIP services that interconnect with the traditional public telephone network ("Interconnected VoIP Services") must begin making Universal Service Fund, or USF, contributions, provide 911 and Telecommunications Relay Services, comply with certain law enforcement intercept obligations, and also comply with other regulatory reporting requirements. To date, however, the agency has declined to determine whether Interconnected VoIP Service is a telecommunications service or an information service.

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

        We hold a license to provide interstate and international telecommunications services from the Federal Communications Commission ("FCC") and we have obtained or are in the process of obtaining appropriate regulatory authority, and filing appropriate tariffs, regarding the Retail business in certain states. Additional aspects of our operations may currently be, or become, subject to state or federal regulations governing licensing, universal service funding, advertising, disclosure of confidential communications or other information, excise taxes, U.S. embargos and other reporting or compliance requirements.

        In the event of an audit from the federal Universal Service Administrator or complaint from a local access provider, we could be subject to arrearages for USF contributions or access charges.

        Although we believe that our interstate wholesale Trading products qualify as information services that are exempt from federal USF contributions, we have, as of January 1, 2005, reported our Wholesale Trading revenues to the FCC as telecommunications revenues, while reserving our rights.

        We have offered our prepaid international calling card services on a wholesale basis to international carrier customers, and others, some of which provide these services to end-user customers, enabling them to call internationally over The iBasis Network. We participate in selling and marketing of calling cards through a network of distributors on a retail basis. We also offer a web-based retail prepaid calling card offering. Although the calling cards are primarily used for international calling, we have not blocked the ability of users to place interstate and intrastate calls and we have not in every instance required our wholesale customers or distributors to provide evidence of their compliance with U.S. and state regulations.

        The Federal Telecommunications Act of 1996 requires that payphone service providers be compensated for all completed calls originating from payphones in the United States. The FCC's rules require the last switched-based carrier to compensate payphone providers, and further require that all carriers in the call chain implement a call-tracking system, utilize it to identify such calls, provide an independent audit of the adequacy of such system, and provide a report on these matters to the FCC and others in the call chain, unless alternative contractual arrangements have been made. We have indirectly paid, and intend to continue paying, payphone service providers as part of our prepaid calling card business. We have contracted with a clearinghouse to remit funds directly to payphone service providers for calls originating from payphones utilizing our prepaid calling cards. For all other types of traffic related to our wholesale Trading business, we believe that we are not responsible for payphone compensation, but rather that the carrier that precedes us bears that responsibility. In accordance therewith, for traffic related to our wholesale Trading business, we have in most cases sought to apportion such responsibility by contract.

        We have also been questioned by regulators about our offerings. Under current standards and recent FCC decisions, the FCC and state regulatory authorities may not agree with our positions. If they do not, we could be penalized, become subject to regulation at the federal and state level for both our wholesale Trading business, in addition to our Retail business, and could become subject to licensing and bonding requirements, federal and state fees and taxes, and other laws, all of which could materially affect our business.

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

        Our Retail and wholesale Trading services are offered in foreign jurisdictions. The regulation of VoIP differs from jurisdiction to jurisdiction. We cannot be certain that we or our partners and distributors are in compliance with all of the relevant regulations and laws in each of the foreign jurisdictions in which we operate at any given point in time. As a result, changes in regulation in foreign jurisdictions or failure to comply with applicable foreign laws and regulations can subject us to enforcement action and penalties that could negatively affect our business and ability to continue to provide services in these foreign jurisdictions. In addition, in numerous countries where we operate or plan to operate, we may be subject to many local laws and regulations that, among other things, may restrict or limit the ability of telecommunications companies to provide telecommunications services in competition with state-owned or state-sanctioned dominant carriers.

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

        The termination cost for the termination of calls to mobile networks in Germany are subject to regulatory control. A decision by the German regulatory authority to reduce the mobile termination rates, or MTRs, effective in November 2006 has been challenged by the affected mobile network operators, or MNOs, in the German courts. Although we are not a party to these proceedings, under our contracts with these MNOs, a decision by the German court to repeal the reduction of the MTR on a retroactive basis would permit the MNOs to retroactively increase the MTR charged to us for the termination of calls to their networks. Although we have taken steps to allow us to pass these potential cost increase on to our customers, there can be no assurance that we will be successful in doing so in all cases. We can not at this time assess the likelihood that German court will retroactively repeal the reduction in the MTRs or the amount of any potential loss that we might suffer as a result.

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

        We believe that we do not infringe upon the valid proprietary rights of any third party. Nonetheless, we have received claims that our products or brands, or those of our retail prepaid calling card distributors, infringe valid patents or trademarks. Such claims, even if resolved in our favor, could be substantial, and the litigation could divert management efforts. It is also possible that such claims might be asserted successfully against us in the future. Our ability to provide services depends on our freedom to operate. That is, we must ensure that we do not infringe upon the proprietary rights of others or have licensed all such rights. A party making an infringement claim could secure a substantial monetary award or obtain injunctive relief that could effectively block our ability to provide services in the United States or abroad. In addition, the assertion of infringement claims by others against our customers, including those providing consumer VoIP services, could adversely affect our business.

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

Risks Related to the Internet and Internet Telephony Industry

If the public Internet infrastructure is not adequately maintained, we may be unable to maintain the quality of our services and provide them in a timely and consistent manner.

        Our future success will depend upon the maintenance of the public Internet infrastructure, including a reliable network backbone with the necessary speed, data capacity and security for providing reliability and timely Internet access and services. To the extent that the Internet continues to experience increased numbers of users, frequency of use or bandwidth requirements, the Internet may become congested and be unable to support the demands placed on it and its performance or reliability may decline thereby impairing our ability to complete calls and provide other services using the Internet at consistently high quality. The Internet has experienced a variety of outages and other delays as a result of failures of portions of its infrastructure or otherwise. Future outages or delays could adversely affect our ability to complete calls and provide other services. Moreover, critical issues concerning the commercial use of the Internet, including security, cost, ease of use and access, intellectual property ownership and other legal liability issues, remain unresolved and could materially and adversely affect both the growth of Internet usage generally and our business in particular. Finally, important opportunities to increase traffic on The iBasis Network will not be realized if the underlying infrastructure of the Internet does not continue to be expanded to more locations worldwide.

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

Risks Related to the KPN Transaction

We may not be able to timely and successfully integrate KPN's international wholesale voice business with our operations, and thus we may fail to realize all of the anticipated benefits of the KPN Transaction.

        Integration of KPN's international wholesale voice business into our business is a complex, time consuming and costly process. Difficulties we may encounter include:

  •
  operational interruptions or the loss of key employees, customers or suppliers;

  •
  the risks related to operating a significantly larger company with operations in geographic areas in which we have not previously operated; and

  •
  risks related to consolidating our corporate and administrative functions.

        We are also exposed to other risks that are commonly associated with similar transactions, such as unanticipated liabilities and costs, some of which may be material, and diversion of management's attention. As a result, the anticipated benefits of the KPN Transaction, including anticipated synergies, may not be fully realized and our busness may be materially and adversely affected.

KPN owns a majority of the shares of our common stock, and we are a controlled company within the meaning of Nasdaq Marketplace Rules.

        Because KPN is deemed to beneficially own, in the aggregate, more than 50% of our common stock, we are a "controlled company" within the meaning of Nasdaq Marketplace Rule 4350(c)(5). As a result, the Company is exempt from Nasdaq rules that require listed companies to have (i) a majority of independent directors on the Board of Directors, (ii) the compensation of executive officers determined by a majority of independent directors or a compensation committee composed solely of independent directors, and (iii) a majority of the independent directors or a nominating committee composed solely of independent directors elect or recommend director nominees for selection by the Board of Directors. Furthermore, as part of the transaction, our by-laws were amended to provide KPN certain board representation rights and certain veto rights. As a result of these changes, and KPN's majority holdings, KPN has the ability to control the outcome of all matters submitted to our stockholders for approval. We cannot make assurances that the interests of KPN will be consistent with the interests of other holders of our common stock, or that KPN will vote its shares of common stock, or exercise its veto rights, in a manner that benefits other holders of our common stock.

        Finally, KPN's ownership of 51% of the shares of our common stock could discourage the acquisition of our common stock by potential investors and could have an anti-takeover effect, possibly depressing the trading price of our common stock.

KPN may sell all or a substantial portion of its shares at any time in the future, which could cause the market price of our common stock to decline.

        We have not entered into any lock-up agreement with KPN. As a result, the sale, or the possibility of a sale, by KPN of all or a substantial number of its shares in the public market could cause the market price of our common stock to decline. The sale of a substantial number of shares or the possibility of such a sale also could make it more difficult for us to sell our common stock or other equity securities in the future at a time and at a price that we deem appropriate.

Provisions of our governing documents and Delaware law could also discourage acquisition proposals or delay a change in control.

        Our certificate of incorporation and our by-laws contain anti-takeover provisions, including those listed below, that could make it difficult for a third party to acquire control of our company, even if that change in control would be beneficial to stockholders:

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

  •
  our by-laws contain provisions limiting who can call special meetings of stockholders;

  •
  our stockholders may not take action by written consent; and

  •
  our stockholders must provide specified advance notice to nominate Directors or submit stockholder proposals.

        In addition, provisions of Delaware law and our stock incentive plans may discourage, delay or prevent a change of control of our company or an unsolicited acquisition proposal.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

        This Annual Report on Form 10-K and, in particular, the description of our Business set forth in Item 1, the Risk Factors set forth in this Item 1A and our Management's Discussion and Analysis of Financial Condition and Results of Operations set forth in Item 7 contain or incorporate a number of forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding:

  •
  expectations regarding our ability to expand our market share in our wholesale Trading business;

  •
  our expectations regarding the number of customers that will use our wholesale Trading and Retail services;

  •
  our expectations regarding the future market demand for our wholesale Trading and Retail services;

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

  •
  our liquidity.

        Any or all of our forward-looking statements in this Annual Report on Form 10-K may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Many factors mentioned in our discussion in this Annual Report on Form 10-K will be important in determining future results. Consequently, no forward-looking statement can be guaranteed. Actual future results may vary materially.

        We also provide a cautionary discussion of risks and uncertainties under "Risk Factors" in Item 1A. These are factors that we think could cause our actual results to differ materially from expected results. Other factors besides those listed there could also adversely affect us.

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

Item 1B.    Unresolved Staff Comments

        None

Item 2.    Properties

        The following is a summary of our primary facilities:

Location	Square Footage	Expiration of Lease	Facility Use
Burlington, MA	44,265	April 2010	Headquarters and global network operations center
The Hague, The Netherlands	16,250	Rented from KPN	Office
New York, NY	4,372	Various, 2009-2018	Internet central office
Los Angeles, CA	3,156	April 2008	Internet central office

        Our office space in The Hague is rented from KPN under a service level agreement. In addition to the facilities listed above, we lease office space, or space to house network equipment, in various locations around the world, including London, Paris, Frankfurt, Sydney, Buenos Aires, Hong Kong, Beijing and Tokyo. We believe that our existing facilities are adequate for our current needs and that suitable additional or alternative space will be available in the future on commercially reasonable terms.

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

        We cannot estimate potential losses, if any, from these matters or whether, in light of our insurance coverage, any loss would be material to our financial condition, results of operations or cash flows. As such, no amounts have been accrued as of December 31, 2007.

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

        On May 10, 2007, the United States District Court for the District of Massachusetts entered orders consolidating the above derivative actions under Civil Action No. 06-12276-DPW. On June 15, 2007, the Plaintiffs filed a consolidated complaint. On August 24, 2007, we filed a motion to dismiss all of the claims asserted in the consolidated complaint. After hearing oral argument on our motion to dismiss on November 28, 2007, the Court issued a Memorandum and Order on December 4, 2007, in which the Court concluded that there was no basis for federal court jurisdiction over the case. Specifically, the Court ruled that the plaintiffs had failed to state a claim under federal law because: (1) the plaintiffs' claims under Section 14 of the Securities Exchange Act were barred by the statute of repose and inadequately pled loss causation; and (2) there is no private right of action under Section 304 of the Sarbanes-Oxley Act. Since these federal claims were the sole grounds for plaintiffs' claim to federal court jurisdiction in their Consolidated Complaint, and the case was at an early stage in the litigation process, the Court also declined to exercise supplemental jurisdiction over the plaintiffs' remaining state law claims. Accordingly, the Court issued a formal order dismissing the entire action on December 5, 2007.

        On December 19, 2007, the plaintiffs filed a motion asking the Court to reconsider and amend its prior judgment, in which plaintiffs sought to premise their claim to federal jurisdiction alternatively on diversity of citizenship between the plaintiffs and defendants in the consolidated action. On January 11, 2008, we filed an opposition to that motion. On January 31, 2008, the plaintiffs filed a reply brief after having received the Court's leave to do so. The Court has not yet ruled on the plaintiffs' motion for reconsideration.

        We announced on October 20, 2006 that we were contacted by the SEC as part of an informal inquiry and we further disclosed on March 29, 2007, on our Current Report on Form 8-K, that the SEC had notified us that we would be receiving a formal order of investigation relating to our stock option practices. On April 13, 2007, we received the formal order of investigation. The SEC investigation seeks documents and information from us relating to the grant of our options from 1999 through 2007. The SEC has taken testimony from individuals including certain of our current and former officers and directors and we expect that the SEC may seek the testimony of additional individuals during the first half of 2008. We are cooperating fully with the SEC investigation that is ongoing. There is no assurance that other regulatory inquiries will not be commenced by other U.S. federal, state or other regulatory agencies.

        We cannot estimate the amount of losses, if any, from these matters, or whether any loss would be material to our financial condition, results of operations or cash flows. As such, no amounts have been accrued as of December 31, 2007.

Regulatory Proceedings

        On June 30, 2006, the Federal Communications Commission ("FCC") issued an order requiring providers of prepaid calling cards that utilize Internet Protocol to contribute to the Universal Service Fund ("USF") and pay access charges and other regulatory fees both in the future and for some prior period of time. In connection with our Retail business, we plan to absorb or pass along such future fees, to the extent permitted by law. We filed an appeal of the retroactive aspect of the FCC Order with the United States Court of Appeals in Washington, D.C. Following oral arguments before the United States Court of Appeals in early October 2007, the Court issued a decision in early December 2007 denying our appeal of the retroactive aspect of the FCC Order. As a result of this decision, as of December 31, 2007, we estimate that the maximum potential retroactive USF charge relating to our

Retail business prior to the effective date of the FCC Order of October 31, 2006 would be approximately $3.2 million, of which we previously accrued $0.6 million for the period of July 1, 2006 to October 31, 2006. As such, we have recorded an additional charge in the amount of $2.6 million in the fourth quarter of 2007 and will have to fund these retroactive fees in the future.

Sub-Distributor Action

        On September 20, 2007, J & J Communications ("J&J"), a sub-distributor of calling cards distributed through iBasis distributor Abdul Communications ("Abdul"), amended a complaint filed in the United States District Court for the District of Maryland against Abdul, to add iBasis and PCI ("PCI"), a wholesale calling-card provider, as defendants in the matter. The complaint asserts that J&J has lost and continues to lose money because iBasis and PCI deactivated calling cards for which J & J allegedly paid. J & J is seeking in excess of one million dollars, plus punitive damages, attorneys fees and litigation costs based on a variety of claims against Abdul, iBasis, and PCI, predicated on contractual theories, various torts, and an alleged violation of § 201 of the Communications Act. With respect to iBasis, J&J alleges both direct liability and vicarious liability, for its alleged status as principal in an alleged agency relationship with Abdul. iBasis responded to the amended complaint through an answer and motion to dismiss on February 8, 2008.

        We cannot estimate the amount of losses, if any, from this matter, or whether any loss would be material to our financial condition, results of operations or cash flows. As such, no amount has been accrued as of December 31, 2007.

Other Matters

        We are also party to suits for collection, related commercial disputes, claims by former employees, claims related to certain taxes, claims from carriers and foreign service partners over reconciliation of payments for circuits, Internet bandwidth and/or access to the public switched telephone network, and claims from estates of bankrupt companies alleging that we received preferential payments from such companies prior to their bankruptcy filings. Our employees have also been named in proceedings arising out of business activities in foreign countries. We intend to prosecute vigorously claims that we have brought and employ all available defenses in contesting claims against us, or our employees. Nevertheless, in deciding whether to pursue settlement, we will consider, among other factors, the substantial costs and the diversion of management's attention and resources that would be required in litigation. In light of such costs, we have settled various and in some cases similar matters on what we believe have been favorable terms which did not have a material impact on our financial position, results of operations, or cash flows. The results or failure of any suit may have a material adverse affect on our business. We cannot estimate the amount of losses, if any, from these matters, or whether any loss would be material to our financial condition, results of operations or cash flows. As such, no amounts have been accrued as of December 31, 2007.

Item 4.    Submission of Matters to a Vote of Security Holders

        No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2007.

PART II

Item 5.    Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

        Our common stock was relisted and began trading on The Nasdaq Global Market on June 21, 2006 under the symbol "IBAS." The following table sets forth, (i) the high and low sales prices of our common stock, as reported by The Nasdaq Global Market for the periods indicated since June 21, 2006, and (ii) the high and low bid prices of our common stock as reported by the Over-the-Counter Bulletin Board, for the periods indicated prior to June 21, 2006. Over-the-Counter Bulletin Board bid quotations reflect interdealer prices, without retail mark-up, mark-down or commission and may not necessarily reflect actual transactions.

	High	Low
Fiscal 2007:
Fourth Quarter	$10.65	$4.90
Third Quarter	$10.75	$8.67
Second Quarter	$10.99	$9.88
First Quarter	$10.99	$8.54
Fiscal 2006:
Fourth Quarter	$8.62	$7.78
Third Quarter	8.90	7.74
Second Quarter	8.80	6.66
First Quarter	6.84	5.34

Stockholders

        As of February 29, 2008, we had 193 stockholders of record. This does not reflect persons or entities that hold their shares of common stock in nominee or "street" name through various brokerage firms.

Dividends

        Following the closing of the KPN Transaction, we paid to our shareholders of record as of September 28, 2007, the business day immediately preceding the closing, a dividend in an aggregate amount of $113 million, or $3.28 per share of common stock. The funds used to pay the dividend came from cash on hand, proceeds of $55 million received from KPN in conjunction with the transaction, and bank borrowings. Also, under the terms of outstanding warrants for our common stock, upon exercise of such warrants after the closing of the KPN Transaction, the holders of the warrants shall be entitled to receive payment of an amount in cash equal to the amount such holder would have received in connection with the dividend payment if such warrants had been exercised immediately prior to the closing of the KPN Transaction, in addition to the number of shares of common stock issuable upon such exercise.

        We have no current intention of declaring or paying cash dividends on our common stock in the future.

Item 6.    Selected Financial Data

        The following selected consolidated financial data should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and related notes included elsewhere in this Annual Report on

Form 10-K. On October 1, 2007, KPN GCS acquired iBasis. As a result, revenue and operating expenses for the year ended December 31, 2007 increased substantially, as more fully discussed in Item 7. The consolidated statement of operations data for the year ended December 31, 2007, reflects the results of KPN GCS only for the first nine months of 2007 and the results of the combined company, following the closing of the KPN Transaction on October 1, 2007, for the fourth quarter of 2007. This selected financial data has been derived from our audited consolidated financial statements. The consolidated statement of operations data for each of the three years ended December 31, 2006, 2005, and 2004 and the balance sheet data at December 31, 2006 and 2005 are derived from the audited consolidated financial statements of KPN GCS. The balance sheet data at December 31, 2004 and December 31, 2003, and the consolidated statement of operations data for the year ended December 31, 2003 has been derived from KPN GCS' unaudited consolidated financial statements.

        From inception until October 1, 2007, KPN GCS operated as integrated part of KPN and within the Royal KPN infrastructure. As a consequence, KPN GCS has not operated as a stand-alone business. The KPN GCS combined financial statements were derived from the accounting records of KPN using the historical bases of assets and liabilities. However, these historical financial statements may not necessarily be representative of amounts that would have been reflected in such combined financial statements had KPN GCS operated independently of KPN. For example, KPN GCS benefited from certain related party revenue and purchase agreements with KPN that included sale prices per minute and costs per minute that were not necessarily representative of the amounts that would have been reflected in the financial statements had KPN GCS operated independently of KPN.

	Year Ended December 31,
	2007	2006	2005	2004	2003
	(In thousands)
Net revenue from external parties	$741,293	$605,031	$540,574	$498,357	$430,016
Net revenue from related parties	197,265	209,158	249,502	216,559	224,605

Total revenue	938,558	814,189	790,076	714,916	654,621
Costs and operating expenses:
Data communications and telecommunications costs—external parties	733,160	573,966	533,055	475,814	459,276
Data communications and telecommunications costs—related parties	114,242	134,347	138,584	161,347	99,844
Engineering and network operations	13,222	8,895	11,438	—	—
Selling, general and administrative	38,368	29,812	34,468	18,569	15,484
Merger related expenses	2,019	—	—	—
Depreciation and amortization	12,743	5,693	11,415	13,665	13,190

Total costs and operating expenses	913,754	752,713	728,960	669,395	587,794

Income from operations	24,804	61,476	61,116	45,521	66,827
Interest income (expense), net	949	237	(107)	(101)	(38)
Foreign exchange loss	(1,101)	(1,339)	(1,545)	(4,291)	(943)
Income before income taxes	24,652	60,374	59,464	41,129	65,846
Income tax expense	8,529	17,884	18,848	13,546	22,861

Net income	$16,123	$42,490	$40,616	$27,583	$42,985

Basic and diluted net income per share	$0.33	$1.06	$1.01	$0.69	$1.07
Weighted average shares:
Basic	48,778	40,121	40,121	40,121	40,121
Diluted	49,186	40,121	40,121	40,121	40,121

	December 31,
	2007	2006	2005	2004	2003
	(In thousands)
Cash, cash equivalents and short-term marketable securities	$65,735	$22,411	$20,630	$29,903	$28,843
Working capital	(20,756)	12,967	(3,633)	3,860	28,120
Total assets	659,873	233,269	223,999	285,256	292,413
Long-term debt, net of current portion	25,000	—	—	1,087	1,165
Stockholders' equity	334,490	23,978	7,709	20,626	55,274

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Transaction with KPN B.V.

        On October 1, 2007, iBasis, Inc. and KPN completed transactions ("KPN Transaction") pursuant to which iBasis issued 40,121,074 shares of its common stock to KPN and acquired the outstanding shares of two subsidiaries of KPN, which encompassed KPN's international wholesale voice business. The Company also received $55 million in cash from KPN, subject to post-closing adjustments based on the working capital and debt of iBasis and KPN GCS. Immediately after issuance on October 1, 2007, the shares of iBasis common stock issued to KPN represented 51% of the issued and outstanding shares of iBasis common stock on a fully-diluted basis (which includes all of the issued and outstanding common stock and the common stock underlying outstanding "in-the-money" stock options, as adjusted, and warrants to purchase common stock).

        On October 8, 2007, iBasis paid a dividend in the amount of $113 million at a rate of $3.28 per share to each of its shareholders on the record date of September 28, 2007, the trading date immediately prior to the closing date of the KPN Transaction. In addition, holders of outstanding warrants to purchase our common stock will be entitled to receive a cash payment upon the future exercise of these warrants in an amount equal to the dividend amount that would have been payable if the warrants had been exercised immediately prior to the record date of the dividend. As of December 31, 2007, iBasis had warrants outstanding to purchase 531,000 shares of its common stock. In connection with the payment of the dividend to shareholders, we also increased the number of shares subject to unexercised stock options and decreased the exercise price of these stock option grants to preserve their value.

        The officers of iBasis immediately prior to the closing of the KPN Transaction have continued to serve as the officers of the combined company and one executive of KPN GCS, Mr. Edwin Van Ierland, was appointed as the Company's Senior Vice President Worldwide Sales. Upon closing of the KPN Transaction, Messrs. Charles Skibo and David Lee, two independent members of iBasis' board of directors, resigned as members of the board of directors and the board of directors of iBasis appointed Messrs. Eelco Blok and Joost Farwerck, two executives of Royal KPN N.V., as directors to fill the vacancies created by the resignations of Messrs. Skibo and Lee.

        Although iBasis acquired all of the outstanding capital stock of KPN GCS, after the closing of the transaction, KPN holds a majority of the outstanding common stock of iBasis and KPN's designees are expected to represent, at a future date, a majority of the Company's board of directors. Accordingly, for accounting and financial statement purposes, the KPN Transaction has been treated as a reverse acquisition of iBasis by KPN GCS under the purchase method of accounting and the financial results of KPN GCS have become the historical financial results of the combined company and replace the historical financial results of iBasis as a stand-alone company. Thus, the financial results reported for the full year 2007 include the results of KPN GCS alone for the first nine months of 2007 and the financial results of the combined company for the fourth quarter of 2007 only.

        The presentation of the Statement of Stockholders' Equity reflects the historical stockholders' equity of KPN GCS through September 30, 2007. The effect of the issuance of shares of iBasis common stock to KPN and the inclusion of iBasis's stockholders' equity as a result of the closing of the KPN Transaction on October 1, 2007 are reflected in the year ended December 31, 2007.

        Prior to October 1, 2007, KPN GCS operated as an integrated part of KPN since inception and the historical financial statements of KPN GCS have been derived from the accounting records of KPN using the historical bases of assets and liabilities. Because KPN GCS did not operate as a stand-alone business the historical financial statements may not necessarily be representative of amounts that would have been reflected in the financial statements presented had KPN GCS operated independently of KPN.

        KPN GCS benefited from certain related party revenue and purchase agreements with KPN that included sales prices per minute and costs per minute. KPN GCS also relied on KPN for a substantial part of its operational and administrative support, for which it was allocated costs primarily consisting of selling, general and administrative expenses, such as costs for centralized research, legal, human resources, payroll, accounting, employee benefits, real estate, insurance, information technology, telecommunications, treasury and other corporate and infrastructure costs. In anticipation of the closing of the transaction with iBasis, KPN GCS entered into a Framework Services Agreement with KPN in 2006, which replaced the related party revenue and purchase agreements and operational and administrative support arrangements described above.

Purchase Accounting

        KPN GCS has been designated as the accounting acquirer because immediately following the completion of the transaction, the former shareholder of KPN GCS, KPN, held 51% of the common stock of the combined company on a fully-diluted basis and KPN's designees are expected to represent, at a future date, a majority of the combined company's board of directors. As a result, the transaction has been accounted for as a reverse acquisition under the purchase method of accounting. Under this accounting, KPN GCS is considered the acquiring entity and iBasis is considered the acquired entity for financial reporting purposes.

        Under the purchase method of accounting, the purchase price was allocated to the tangible and identifiable intangible assets and liabilities of iBasis on the basis of their fair values on October 1, 2007, the closing date of the transaction. As KPN GCS was not a publicly traded entity, the purchase price for this transaction was based, in part, on the fair market value of iBasis' common stock. The market price used to value iBasis' shares of $10.75 was the closing price of the stock on September 28, 2007, the business day immediately prior to the closing of the KPN Transaction.

        The total purchase price for this transaction consisted of the following:

(In thousands)
iBasis outstanding shares on October 1, 2007 of 34,451 at $10.75 per share	$370,353
Fair value of outstanding vested and unvested stock options, less unearned compensation	13,425
Fair value of outstanding warrants to purchase common shares	4,624
Direct acquisition costs	2,453
Dividend to iBasis shareholders paid from existing iBasis cash and short-term marketable securities	(58,000)
Accrued dividend payable for outstanding warrants to purchase common shares	(2,468)
Amount payable to KPN for iBasis working capital adjustment	(11,577)
Accrued severance	(135)

Total purchase price	$318,675

        In determining the fair value of iBasis' identifiable assets and liabilities as of October 1, 2007, we recorded $97.7 million of amortizing intangible assets, including trade names and trademarks, customer relationships, termination partner relationships, and technology. The estimated useful life of trade name and trademarks is 15 years and is being amortized on a straight-line basis. The estimated useful life of customer relationships is 10 years for wholesale customers and 5 years for retail distributor relationships and these intangible assets are being amortized using an economic consumption method to reflect diminishing cash flows from these relationships in the future. The estimated useful life of termination partner relationships is is 5 years and is being amortized using an economic consumption method. The estimated useful life of technology is 5 years and is being amortized on a straight-line basis.

        The allocation of the purchase to the fair values of iBasis's assets and liabilities on October 1, 2007, which resulted in the recording of $248.8 million in goodwill, is as follows:

(In thousands)
Current assets	$128,875
Property and equipment	23,258
Other assets	520
Trade names and trademarks	21,800
Customer relationships	34,200
Termination partner relationships	8,400
Technology	33,300

Total assets	250,353

Deferred revenue	11,331
Dividend payable	60,468
Other current liabilities	103,469
Deferred tax liabilities, long term	3,556
Other non-current liabilities	1,649

Total liabilities	180,473

Net assets	69,880
Goodwill	248,795

Total purchase price	$318,675

        The total $248.8 million of goodwill has been assigned to the Company's wholesale Trading reporting unit. In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," this goodwill will not be amortized.

Working Capital and Debt Adjustments

        In accordance with the Share Purchase Agreement for the KPN Transaction, a post-closing adjustment was required if (i) iBasis' working capital was lower than or exceeded $37,100,000; (ii) iBasis' debt exceeded or was lower than $2,900,000; (iii) the combined working capital of KPN GCS was lower than or exceeded ($6,100,000); and/or (iv) the combined debt of KPN GCS exceeded $0, as of the date of the closing of the KPN Transaction. Based on iBasis's balance sheet position on the date of the closing of the KPN Transaction, working capital was $13,353,000 less than the specified level of $37,100,000, and debt was $1,776,000 less than the specified level of $2,900,000. As a result, a payment of $11,577,000 is due to KPN from iBasis. Based on KPN GCS's balance sheet position on the date of the closing of the KPN Transaction, working capital exceeded the specified level of ($6,100,000) by $3,945,000 and debt was at the specified level of $0. As a result, payment of $3,945,000 is due to KPN from iBasis. The total post-closing adjustment of $15,522,000 due to KPN will be paid by iBasis in three successive quarterly installments beginning in the first quarter of 2008.

Company Overview

        We are a leading wholesale carrier of international long distance telephone calls and a provider of retail prepaid calling services and enhanced services for mobile operators.

        Our operations consist of our wholesale Tading business ("Trading"), revenue from traffic we terminate for KPN and its affiliates ("Outsourced from KPN"), and our retail services business ("Retail"). In the wholesale Trading business we receive voice traffic from buyers—originating carriers who are interconnected to our network via Voice over Internet Protocol ("VoIP") or traditional time division multiplexing ('TDM") connections, and we route that traffic over our network to sellers—local service providers and carriers in the destination countries with whom we have established agreements to manage the completion or termination of calls. Following the closing of the KPN Transaction, approximately half of our traffic utilizes TDM connections, while the balance of traffic is carried over our global VoIP network.

        We use proprietary, patent-pending technology in our global VoIP network to automate the selection of routes and termination partners based on a variety of performance, quality, and business metrics. We offer our wholesale Trading service on a wholesale basis to carriers, mobile operators, consumer VoIP companies, telephony resellers and other service providers worldwide. We have call termination agreements with local service providers in more than 100 countries in North America, Europe, Asia, the Middle East, Latin America, Africa and Australia. We seek to expand our market share in our wholesale Trading business by expanding our customer base and by introducing cost-effective international voice solutions for our customers, including complete outsourcing of international operations.

        Our Outsourced from KPN business consists of traffic we terminate for KPN and its affiliates for international wholesale voice services and international direct dialing for calls originating or terminating in The Netherlands.

        Our Retail business consists of retail prepaid calling cards, which are marketed through distributors primarily to ethnic communities within major metropolitan markets in the United States, and Pingo®, a prepaid calling service that we offer and sell directly to consumers via an eCommerce model. Both can be private-labeled for other service providers. The prepaid calling card business and Pingo leverage our existing international network and have the potential to deliver higher margins than are typically achieved in the wholesale Trading business. In addition, the retail prepaid calling card business typically has a faster cash collection cycle than the wholesale Trading business. In 2007 we launched PingoBusiness, enhancements that enable businesses to manage multiple Pingo accounts through a single administrative account.

Critical Accounting Policies and Estimates

        Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements. The preparation of these financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires us to (i) make judgments, assumptions and estimates that affect the reported amounts of assets, liabilities, revenue and expenses; and (ii) disclose contingent assets and liabilities. A critical accounting estimate is an assumption that could have a material effect on our consolidated financial statements if another, also reasonable, amount were used or a change in the estimates is reasonably likely from period to period. We base our accounting estimates on historical experience and other factors that we consider reasonable under the circumstances. However, actual results may differ from these estimates. To the extent there are material differences between our estimates and the actual results, our future financial condition and results of operations will be affected. The following is a summary of our critical accounting policies and estimates.

        Revenue Recognition.    For our wholesale Trading business and our Outsourced from KPN business, revenue is derived from the sale of minutes of calling time. We recognize revenue in the period the service is provided, net of estimates for incentive rebates and other allowances. These estimates are based upon contracted terms, historical experience and information currently available to management with respect to business and economic trends. Revisions to these estimates are recorded in the period in which the facts that give rise to the revision become known. In cases where we have to estimate the monthly revenues related to traffic terminated in that month, we record a receivable that is based upon internal traffic reporting which will then be billed and collected in the subsequent months. For our Retail business, revenue is deferred upon activation of the cards, or purchase of our web-based calling services, and is only recognized as the prepaid balances are reduced based upon minute usage and service charges.

        Allowance for Doubtful Accounts.    We perform ongoing credit evaluations of our customers and adjust credit limits based upon their payment history and current credit worthiness, as determined by our review of their current credit information. We continuously monitor collections and payments from our customers and record a provision for estimated credit losses based upon our historical experience and any specific customer collection issues that we have identified. We believe that the allowance for doubtful accounts is adequate to cover estimated losses in customer accounts receivable balances under current conditions. However, changes in the allowance for doubtful accounts may be necessary in the event that the financial condition of our customers improves or deteriorates. In addition, changes may be necessary if we adjust credit limits for new customers or change our collection practices. Either of these situations may result in write-off patterns that differ from our experience. We have been able to mitigate our credit risk, in part, by using reciprocal arrangements with customers, who are also our suppliers, to offset our outstanding receivables.

        Intangible Assets.    Our intangible assets consist of goodwill, which has an indefinite life and is not being amortized, and identifiable intangible assets, consisting of trade name and trade marks, customer relationships, termination partner relationships and technology. The estimated useful life of trade name and trademarks is 15 years and is being amortized on a straight-line basis. The estimated useful life of customer relationships is 10 years for wholesale customers and 5 years for retail distributor relationships, and these intangible assets are being amortized using an economic consumption method to reflect diminishing cash flows from these relationships in the future. The estimated useful life of termination partner relationships is 5 years and is being amortized using an economic consumption method. The estimated useful life of technology is 5 years and is being amortized on a straight-line basis.

        Valuation of Long-lived Assets.    Valuation of certain long-lived assets including property and equipment, intangible assets, and goodwill requires significant judgment. Assumptions and estimates are used in determining the fair value of assets acquired and liabilities assumed in a business combination. A significant portion of the purchase price in the KPN Transaction was assigned to intangible assets and goodwill. Assigning value to intangible assets requires that we use significant judgment in determining (i) the fair value; and (ii) whether such intangibles are amortizable or non-amortizable and, if the former, the period and the method by which the intangible assets will be amortized. We utilize commonly accepted valuation techniques, such as the income approach and the cost approach, as appropriate, in establishing the fair value of long-lived assets. Typically, key assumptions include projected revenue and expense levels used in establishing the fair value of business acquisitions as well as discount rates based on an analysis of our weighted average cost of capital, adjusted for specific risks associated with the assets. Changes in the initial assumptions could lead to changes in amortization expense recorded in our future financial statements.

        For intangible assets and property and equipment, we assess the carrying value of these assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could trigger an impairment review include but are not limited to the following:

  •
  significant underperformance relative to expected historical or projected future operating results;

  •
  significant negative industry or economic trends; or

  •
  significant changes or developments in strategy or operations which affect our intellectual or tangible properties.

        Should we determine that the carrying value of long-lived assets and intangible assets may not be recoverable, we will measure any impairment based on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent in our current business model. Significant judgments are required to estimate future cash flows, including the selection of appropriate discount rates and other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value for these assets.

        We perform annual reviews for impairment of goodwill or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Goodwill may be considered to be impaired if we determine that the carrying value of the reporting unit, including goodwill, exceeds the reporting unit's fair value. Assessing the impairment of goodwill requires us to make assumptions and judgments regarding the fair value of the net assets of our reporting units. We estimate the fair value of our reporting units using a combination of valuation techniques, including discounted cash flows and cash earnings multiples, and compare the values to our estimated overall market capitalization.

        Income Taxes.    We utilize the liability method of accounting for income taxes in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes ("SFAS 109"), which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities.

        We record a valuation allowance to reduce our deferred tax assets to the amount that we believe is more likely than not to be realized. In assessing the need for a valuation allowance, we consider all positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and recent financial performance. Forming a conclusion that a valuation allowance is not required is difficult when there is negative evidence such as cumulative losses in recent years. As a result of our cumulative losses in the U.S. and the full utilization of our loss carryback opportunities, we have concluded that a full valuation allowance against our net deferred tax assets is appropriate in such jurisdictions. In addition, we have a valuation allowance related to tax benefits from stock option exercises which will increase equity when recognized, and loss carry forwards acquired in the acquisition of KPN GCS (a reverse acquisition), the recognition of which will reduce goodwill.

        In certain other foreign jurisdictions where we do not have cumulative losses, we may record valuation allowances to reduce our net deferred tax assets to the amount we believe is more likely than not to be realized. In the future, if we realize a deferred tax asset that currently carries a valuation allowance, we may record a reduction to income tax expense in the period of such realization.

        In July 2006, the Financial Accounting Standards Board, or FASB, issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109", ("FIN 48"), which requires income tax positions to meet a more-likely-than-not recognition threshold to be recognized in the financial statements. Under FIN 48, tax positions that previously failed to meet the more-likely-than-not threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met. Prior to 2007 we recorded estimated income tax liabilities to the extent they were probable and could be reasonably estimated.

        Judgment is required in determining our income tax provision. In the ordinary course of conducting a global business enterprise, there are many transactions and calculations undertaken whose ultimate tax outcome cannot be certain. Some of these uncertainties arise as a consequence of transactions and arrangements made among related parties, transfer pricing for transactions with our subsidiaries, and potential challenges to nexus and credit estimates. As a multinational corporation, we are subject to taxation in many jurisdictions, and the calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations in various taxing jurisdictions. Although we believe our judgments are reasonable, no assurance can be given that the final tax outcome of these matters will not be different from what is reflected in our historical income tax provisions, returns and accruals. Such differences, or changes in estimates relating to potential differences, could have a material impact, unfavorable or favorable, on our income tax provision and operating results in the period in which such a determination is made. If we ultimately determine that the payment of a liability will be unnecessary, we reverse the liability and recognize a tax benefit during the period in which we determine the liability no longer applies. Conversely, we record additional tax charges in a period in which we determine that an assessment is greater than the recorded liability.

Results of Operations

        The following table sets forth for the periods indicated the principal items included in the Consolidated Statements of Operations as percentages of net revenue.

	Year Ended December 31,
	2007	2006	2005
Net revenue from external parties	79.0%	74.3%	68.4%
Net revenue from related parties	21.0	25.7	31.6

Total net revenue	100.0	100.0	100.0
Costs and operating expenses:
Data communications and telecommunications costs—external parties	78.1	70.5	67.5
Data communications and telecommunications costs—related parties	12.2	16.5	17.5
Engineering and network operations expenses	1.4	1.1	1.5
Selling, general and administrative expenses	4.1	3.6	4.4
Merger related expenses	0.2	—	—
Depreciation and amortization	1.4	0.7	1.4

Total costs and operating expenses	97.4	92.4	92.3

Income from operations	2.6	7.6	7.7
Interest income	0.2	0.0	0.0
Interest expense	(0.1)	0.0	0.0
Foreign exchange loss	(0.1)	(0.2)	(0.2)

Income before income taxes	2.6	7.4	7.5
Income tax expense	0.9	2.2	2.4

Net income	1.7%	5.2%	5.1%

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

        Results of operations for the year ended December 31, 2007 includes the results of operations of KPN GCS only for the first nine months of 2007 and the results of the combined company following the closing of KPN Transaction on October 1, 2007, for the fourth quarter of 2007. Results of operations for the year ended December 31, 2006 are the results of operations of KPN GCS only. As a result, revenue and operating expenses for the year ended December 31, 2007 increased substantially.

        Net revenue.    Our primary source of revenue from external parties are the fees that we charge customers for completing voice and fax calls over our network. We charge our customers fees, per minute of traffic, that are dependent on the length and destination of the call and recognize this revenue in the period in which the call is completed. Revenue from related parties consists of fees that we charge KPN and its affiliates for the traffic they send to us to complete over our network. The fees that we charge KPN and its affiliates are based on the pricing in established service level agreements. Our average revenue per minute ("ARPM") is based upon our total net revenue divided by the number of minutes of traffic over our network for the applicable period. ARPM is a key telecommunications industry financial measurement. We believe this measurement is useful in understanding our financial performance, as well as industry trends. Although the long distance telecommunications industry has been experiencing declining prices in recent years due to the effects of deregulation and increased competition, our average revenue per minute can fluctuate from period to period as a result of shifts in traffic over our network to higher priced, or lower priced, destinations.

        Total revenue was $938.6 million for 2007 compared to $814.2 million for 2006. Revenue from external parties was $741.3 million in 2007 compared to $605.0 million in 2006. The increase in revenue from external parties reflects a combination of the strengthening of the euro against the US dollar and the inclusion of iBasis revenue of $143.9 million for the fourth quarter of 2007. As the revenue of KPN GCS is primarily denominated in euros, the stronger euro in 2007 resulted in an increase in revenue from external parties of approximately 8% in U.S. dollars in 2007. Excluding the effect of the stronger euro in 2007 and the inclusion of iBasis revenue for the fourth quarter of 2007, revenue from external parties declined approximately 9% from 2006. The decrease was primarily due to the focus on maximizing margins in 2007, which resulted in a decrease in revenue and minutes from lower margin traffic.

        Revenue from related parties in 2007 was $197.3 million, compared to $209.2 million in 2006. The lower revenue primarily reflects the pricing in service level agreements established between KPN GCS and KPN in mid 2006, in anticipation of the completion of the KPN Transaction. Prior to these new service level agreements, KPN GCS had more favorable pricing arrangements with KPN.

        Minutes of traffic in 2007 were 13.1 billion minutes compared to 9.0 billion minutes for 2006. Excluding the effect of the inclusion of iBasis traffic for the fourth quarter of 2007, minutes of traffic increased by 0.5 billion minutes, or 5%, in 2007 over 2006. Average revenue per minute was 7.18 cents per minute in 2007 compared to 9.02 cents per minute in 2006.

        Data communications and telecommunications costs.    Data communications and telecommunications costs are composed primarily of termination and circuit costs. Termination costs are paid to local service providers, or to KPN and its affiliates, to terminate voice and fax calls received from our network. Termination costs are negotiated with the local service providers and termination costs for traffic we send to KPN and its affiliates are based primarily on pricing in service level agreements. Circuit costs primarily include fees for connections between our network and our customers and/or service provider partners and charges for Internet access at our Internet Central Offices.

        Total data communications and telecommunications costs were $847.4 million in 2007, compared to $708.3 million in 2006. Data communications and telecommunications costs from external parties were $733.2 million in 2007, compared to $574.0 million in 2006. This increase was primarily due to the effect of the stronger euro, compared to the U.S. dollar, in 2007 on KPN GCS's euro-denominated costs and the inclusion of iBasis costs of $126.4 million for the fourth quarter of 2007. Data communications and telecommunications costs from related parties were $114.2 million in 2007, compared to $134.3 million in 2006. The lower costs from related parties were primarily due to the closing of an interconnection with a KPN affiliate and lower pricing associated with the service level agreements established with KPN for 2007. As a percentage of total net revenue, total data communications and telecommunications costs were 90.3% in 2007 compared to 87.0% in 2006.

        Engineering and network operations expenses.    Engineering and network operations expenses include the expenses associated with developing, operating and supporting our network and expenses for operating our network operations centers. Also included in this category are engineering expenses incurred in developing, enhancing and supporting our network and our proprietary software applications. Engineering and network operations support of the KPN GCS network are provided by KPN and charged to KPN GCS under a service level agreement.

        Engineering and network operations expenses were $13.2 million for 2007 compared to $8.9 million for 2006. The higher expenses in 2007 relate to the costs of iBasis' engineering and network operations expenses of $4.8 million for the fourth quarter of 2007, partially offset by lower charges under the service level agreement between KPN and KGCS in 2007, compared to 2006.

        Selling, general and administrative expenses.    Selling, general and administrative expenses include salaries, payroll tax and benefit expenses, and other costs for sales and marketing functions and general corporate functions, including executive management, finance, legal, facilities, information technology and human resources. KPN has historically provided certain corporate functions, including finance, information technology and human resources, and charged KPN GCS for this support under a service level agreement.

        Selling, general and administrative expenses were $38.4 million in 2007, compared to $29.8 million in 2006. The increase in 2007 primarily reflects the inclusion of the selling, general and administrative costs of iBasis of $16.9 million for the fourth quarter of 2007. In addition, the stronger euro compared to the U.S. dollar resulted in an increase in the euro-denominated expenses of KPN GCS. These increases were partially offset by lower costs in the 2007 service level agreement for support from KPN. In addition, in the fourth quarter of 2007, we took a charge of $2.6 million related to retroactive Universal Service fund and other regulatory fees, relating to our prepaid calling service revenue prior to July 2006. This charge resulted from a decision by the U.S. Court of Appeals, in early December 2007, which denied our appeal of the retroactive aspect of a Federal Communications Commission order issued in June 2006.

        Merger related expenses.    Merger related expenses of $2.0 million in 2007 primarily relate to costs incurred for the preparation and review of the historical financial statements of KPN GCS in anticipation of the merger with iBasis. These costs have been paid by KPN but are reflected in our results of operations for 2007.

        Depreciation and amortization expenses.    Depreciation and amortization expenses were $12.7 million in 2007, compared to $5.7 million in 2006. Amortization expense in 2007 includes $3.9 million in amortization of indentified intangible assets. These identified intangible assets resulted from the allocation of the purchase price of iBasis to the fair value of iBasis' net assets as of October 1, 2007. Depreciation and amortization expense in 2007 also included a $1.8 million charge in the fourth quarter of 2007 for the write-off of certain costs previously capitalized by KPN GCS.

        Interest income.    Interest income was $1.7 million for 2007, compared to $0.3 million in 2006. The increase in interest income primarily relates higher average cash balances in 2007.

        Interest expense.    Interest expense was $0.7 million in 2007, compared to $32,000 in 2006. Interest expense in 2007 includes interest of $0.5 million on bank borrowings of $25.0 million early in the fourth quarter of 2007 under the our line of credit with Silicon Valley Bank.

        Foreign exchange loss, net.    Foreign exchange loss, net was $1.1 million in 2007, compared to $1.3 million in 2006. These foreign exchange losses are primarily a result of the change in exchange rates between the euro and U.S. dollar on foreign currency contracts.

        Income taxes.    The income tax provision of $8.5 million in 2007 and $17.9 million in 2006 primarily relates to income taxes on the taxable income of The Netherlands operations of KPN GCS. The effective tax rate in 2007 and 2006 was 34.6% and 29.6%, respectively. The higher effective tax rate in 2007 is due to U.S. operating losses for which there is no current tax benefit. The effective tax rate in 2006 approximates the statutory rate in The Netherlands.

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

        Total revenue.    Total revenue increased by $24.1 million, or 3.1%, from $790.1 million in 2005 to $814.2 million in 2006. Traffic carried over the KPN GCS network increased by 13.8% from approximately 7.9 billion minutes in 2005 to approximately 9.0 billion minutes in 2006 as a result of continued worldwide growth of KPN GCS' market share in the international voice market. The increase in traffic was offset by a decrease in average revenue per minute of 9.4% from 9.96 cents in 2005 to 9.02 cents in 2006. The decrease was mainly the result of a decrease in mobile termination rates imposed by local regulators in many countries, partially offset by a proportionately higher mix of higher priced mobile terminating minutes compared to lower priced fixed terminating minutes, and also the termination of minutes in exotic destinations where regulated tariffs are not yet effective.

        In 2005, KPN GCS implemented a twofold strategy to increase its market share in the international voice market. In conjunction with this strategy, KPN GCS opened new sales offices in emerging markets such as Africa, Asia and the Middle East and was therefore able to obtain new wholesale customers and suppliers. This strategy was called the "Regional Approach". In addition KPN GCS developed a new product portfolio for the mobile market, called the "Mobile Matrix", which consisted of a comprehensive set of value added services such as SMS-interworking, MMS-interworking and 3G Video gateway.

        Net revenue-external parties increased by 11.9% from $540.6 million in 2005 to $605.0 million in 2006. In 2006, KPN GCS continued the Regional Approach strategy it implemented in 2005, and also established additional direct interconnection with mobile networks in Europe which created a competitive advantage as it eliminated its use of third party operators for call termination. In addition, KPN GCS also expanded its sales force to increase the focus on its main markets in the United States and Western Europe. As a result of these efforts, KPN GCS terminated more minutes at mobile networks during 2006, which is higher priced traffic, and less at fixed networks. The increase of mobile volume more than offset the decrease in mobile termination rates imposed by local regulators in many countries. Due to this strategy, KPN GCS was able to maintain its top line revenue growth from external parties.

        Net revenue-related parties decreased by 16.2% from $249.5 million in 2005 to $209.2 million in 2006. The decrease of net revenue-related parties in 2006 compared to 2005 was caused by a change in the service level agreement with KPN (regarding the KPN fixed retail traffic) partly offset by substantial growth of mobile traffic coming from internal mobile operators. In 2005, the market share of traffic coming from the KPN Mobile Group (KPN Mobile, E-Plus and BASE) increased significantly due to the internal decision of routing nearly all international calls through KPN GCS.

        Data communications and telecommunications costs.    The total increase in data communications and telecommunications costs was primarily driven by the growth in external revenue. Total costs increased by 5.0% from $671.6 million in 2005 to $708.3 million in 2006. The main driver of the increase in total costs was the increase in mobile volume due to KPN GCS' increased market share in premium mobile minutes and overall mobile market growth, partially offset by lower mobile termination rates imposed by local regulators in many countries.

        Data communications and telecommunication costs -external parties increased by 7.7% from $533.1 million in 2005 to $574.0 million in 2006, primarily due to a 15.5% increase in volume (both fixed and mobile) from external parties and the termination of relatively more mobile minutes which have higher associated costs.

        Data communications and telecommunication costs-related parties decreased by 3.0% from $138.6 million in 2005 to $134.3 million in 2006. The decrease in these costs was mainly caused by lower mobile termination rates imposed by local regulators in The Netherlands and Germany as well as a service level agreement adjustment in 2006 between KPN GCS and KPN which lowered prices for National and International transmission.

        Engineering and network operations expenses.    Engineering and network operations expenses were $8.9 million for 2006 compared to $11.4 million for 2005. The decrease was primarily due to lower costs associated with the new service level agreements between KPN GCS and KPN becomining effective from June 19, 2006.

        Selling, general and administrative expenses.    Selling, general and administrative expenses decreased by 13.5% from $34.5 million in 2005 to $29.8 million in 2006. The decrease was primarily due to lower costs associated with the new service level agreements between KPN GCS and KPN becoming effective from June 19, 2006.

        Depreciation and amortization.    Depreciation and amortization decreased from $11.4 million in 2005 to $5.7 million in 2006 as a result of a lower asset base due to retirements that occurred during 2006.

        Interest income.    Interest income in 2006 was $269,000 compared to $94,000 in 2005. The increase is due to the fact that from April 1, 2006, KPN GCS entered into a financial current account with Royal KPN, which was utilized as a clearing account to settle inter company balances and bore interest at a rate of 2%.

        Interest expense.    Interest expense decreased from $201,000 in 2005 to $32,000 in 2006. The decrease relates to the payment of the last installment of a note payable to an affiliate in early 2006 which yielded interest at LIBOR plus 5%.

        Foreign exchange loss.    Foreign exchange loss on foreign currency contracts decreased from $1.5 million in 2005 to $1.3 million in 2006. The loss was primarily due to the changes in exchange rates (US dollar versus euro) during these periods.

        Income tax expense.    The 2006 income tax expense was $17.9 million compared to $18.8 million in 2005, with the effective tax rate being 29.6% in 2006 compared to 31.6% in 2005, which does not materially differ from the Dutch statutory tax rate for such years.

Liquidity and Capital Resources

        Prior to October 1, 2007, KPN GCS operated from inception as an integrated part of KPN and within the KPN infrastructure. KPN uses a centralized approach to cash management and financing of its operations. Historically, cash was remitted to KPN on a regular basis and cash disbursements were funded from KPN cash accounts on behalf of KPN GCS. Cash remittances to KPN, net of disbursements by KPN on behalf of KPN GCS, are reflected as net distributions to related parties in the Consolidated Statements of Stockholders' Equity.

        Cash flows from operating activities of $58.1 million in 2007 was primarily the result of net income of $16.1 million, non-cash charges of $13.2 million, primarily depreciation and amortization, and changes in other assets and liabilities of $28.8 million. Changes in other assets and liabilities included a decline in accounts receivable—external parties of $22.7 million and in accounts receivable—related parties of $33.8 million, partially offset by a decline in accounts payable of $32.2 million.

        Cash flows from operating activities in 2006 of $32.5 million was the result of net income of $42.5 million, non-cash charges of $5.7 million for depreciation and amortization, and changes in other assets and liabilities of $(15.7) million. Changes in other assets and liabilities in 2006 included an increase in accounts receivable—related parties of $25.1 million and a decrease in accounts payable of $43.6 million, partially offset by a decrease in accounts receivable—external parties of $37.0 million.

        Cash flows from operating activities in 2005 of $53.1 million was the result of net income of $40.6 million, non-cash charges of $11.4 million for depreciation and amortization, and changes in other assets and liabilities of $1.0 million. Changes in other assets and liabilities include a decrease in accounts receivable—external parties of $11.4 million and a decrease in accounts receivable—related parties of $3.5 million, partially offset by a decrease in accounts payable of $7.3 million and a decrease in accrued expenses of $6.0 million.

        Cash flows from investing activities in 2007 of $42.1 million included the acquisition of $54.7 million of existing cash and cash equivalents of iBasis on the date of the closing of the KPN Transaction. Additions to property and equipment were $9.6 million in 2007 and an increase of $5.0 million in other assets relates to other investing activities. Cash used in investing activities in 2006 of $3.9 million and in 2005 of $4.8 million relate to additions to property and equipment.

        Cash used in financing activities in 2007 was $61.1 million and included $55.0 million paid by KPN as partial consideration for the acquisition of 51% of the outstanding shares of iBasis on October 1, 2007. In early October, following the completion of the KPN Transaction, we paid a $113.0 million dividend to iBasis shareholders of record immediately preceding the closing of the KPN Transaction. In addition, we paid $0.5 million in dividends to warrant holders who exercised their warrants during the fourth quarter of 2007. Net distributions to KPN in 2007 were $27.8 million. In the fourth quarter of 2007, we borrowed $25.0 million under our second amended and restated loan and security agreement with Silicon Valley Bank. Proceeds from exerices of stock options and warrants were $0.5 million in 2007 and payments of capital lease obligations were $0.4 million.

        Cash used in financing activities in 2006 was $28.8 million and consisted of net distributions to KPN of $27.8 million and payment of a note payable to a KPN affiliate of $1.0 million. Cash used in financing activities in 2005 was $54.7 million and consisted of net distributions to KPN of $53.1 million and payment of a note payable to a KPN affiliate of $1.6 million.

        In accordance with the Share Purchase Agreement for the KPN Transaction, a post-closing adjustment was required if (i) iBasis' working capital was lower than or exceeded $37,100,000; (ii) iBasis' debt exceeded or was lower than $2,900,000; (iii) the combined working capital of KPN GCS was lower than or exceeded ($6,100,000); and/or (iv) the combined debt of KPN GCS exceeded $0, as of the date of the closing of the KPN Transaction. Based on iBasis's balance sheet position on the date of the closing of the KPN Transaction, working capital was $13,353,000 less than the specified level of $37,100,000, and debt was $1,776,000 less than the specified level of $2,900,000. As a result, a payment of $11,577,000 is due to KPN from iBasis. Based on KPN GCS's balance sheet position on the date of the closing of the KPN Transaction, working capital exceeded the specified level of ($6,100,000) by $3,945,000 and debt was at the specified level of $0. As a result, a payment of $3,945,000 is due to KPN from iBasis. The total post-closing adjustment of $15,522,000 due to KPN will be paid by iBasis in three successive quarterly installments beginning in the first quarter of 2008 and is included in accounts payable—related parties as of December 31, 2007.

        On October 2, 2007, we entered into a Second Amended and Restated Loan and Security Agreement (the "Loan Agreement") with Silicon Valley Bank, which amended and restated a certain Amended and Restated Loan and Security Agreement dated as of December 29, 2003. We entered into the Loan Agreement to obtain funding for working capital purposes and in support of the KPN Transaction. Pursuant to the Loan Agreement, we may borrow up to $35.0 million from time to time under a secured revolving credit facility for a two-year period. Borrowings under the line of credit will be on a formula basis, based on eligible domestic and foreign accounts receivable. The line of credit contains quarterly financial covenants, consisting primarily of minimum profitability and minimum liquidity requirements. Interest on borrowings under the line of credit will be based, in part, on our quarterly profitability, with the maximum interest rate being the bank's prime rate, plus 0.5%, or LIBOR, plus 2.75%. The line of credit has a quarterly commitment fee of 0.63% on any unused portion of the line of credit and an up-front, one-time facility fee of 0.75%, or $263,000. The revolving credit facility is also guaranteed by all our domestic wholly-owned subsidiaries. The revolving credit facility is collateralized by a first priority lien and security interest on the assets of iBasis and such guarantors. In addition, iBasis has pledged 66.2% of all its ownership in KPN Global Carrier Services B.V., a wholly-owned subsidiary based in The Netherlands, as collateral for the revolving credit facility. Pursuant to the terms of the Loan Agreement, we may use the proceeds solely as (i) working capital, (ii) to fund its general business requirements, and (iii) to fund the dividend paid by us in connection with the KPN Transaction.

        Subsequent to December 31, 2007, we signed a non-binding term sheet with Silicon Valley Bank to initate the process of amending the Loan Agreement to expand our borrowing capability from $35.0 million to $50.0 million.

        At December 31, 2007, we had $25.0 million in borrowings outstanding and had issued outstanding standby letters of credit of $2.9 million under the Loan Agreement.

        We anticipate that the December 31, 2007 balance of $65.7 million in cash, cash equivalents and short-term investments, together with expected net cash flow generated from operations and bank borrowing availability, will be sufficient to fund our operations and capital asset expenditures for the next twelve months. We expect capital asset expenditures to be between $30 million and $35 million in 2008.

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

Contractual Obligations

        The following table summarizes our future contractual obligations as of December 31, 2007:

	Payment Due Dates
	Total	Less than 1 Year	1 to 2 Years	2 to 3 Years	3 to 5 Years	After 5 Years
	(In thousands)
Bank borrowings	$25,000	$—	$25,000	$—	$—	$—
Interest on bank borrowings(1)	3,279	1,874	1,405	—	—	—
Capital lease obligations	795	795	—	—	—	—
Operating leases	8,166	2,898	1,916	867	675	1,810
Purchase commitments for termination of minutes	17,569	17,569	—	—	—	—

Total	$54,809	$23,136	$28,321	$867	$675	$1,810

(1)
Interest payment amounts on bank borrowings are projected using market rates as of December 31, 2007. Future interest payments may differ from these projections based on changes in market interest rates.

        We adopted FIN 48 as of January 1, 2007. As of December 31, 2007, the total amount of net unrecognized tax benefits for uncertain tax positions and the accrual for the related interest was $0.5 million. We are unable to make a reasonably reliable estimate of when cash settlement, if any, will occur with a tax authority as the timing of examinations and ultimate resolution of those examinations is uncertain.

        As of December 31, 2007, we did not have any material purchase obligations, or other material long-term commitments reflected on our consolidated balance sheet.

New Accounting Pronouncements

        In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, "Fair Value Measurements", (SFAS No. 157). SFAS No. 157 establishes a framework for measuring fair value and requires expanded disclosures regarding fair value measurements. This accounting standard is effective for financial statements issued for fiscal years beginning after November 15, 2007. However, in January 2008, the FASB issued FASB Staff Position FAS 157-b, Effective Date of FASB Statement No. 157 (FSP FAS 157-b). This FSP permits entities to elect to defer the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. We have elected to defer the adoption of SFAS No. 157 for those assets and liabilities included in FSP FAS 157-b. We do not expect the adoption of SFAS No. 157 to have a material impact on our financial position, results of operations and cash flows.

        In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115", (SFAS No. 159). SFAS No. 159 permits entities to choose, at specified election dates, to measure eligible items at fair value (the "fair value option"). A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting period. This accounting standard is effective for financial statements issued for fiscal years beginning after November 15, 2007. We do not expect the adoption of SFAS No. 159 will have a material impact on our financial position, results of operations and cash flows.

        In December 2007, the FASB issued SFAS No. 141 (revised 2007) ("SFAS 141R"), "Business Combinations" and SFAS No. 160 ("SFAS 160"), "Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulleting No. 51." SFAS 141R will change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. SFAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interest and classified as a component of equity. SFAS 141R and SFAS 160 are effective beginning the first fiscal quarter of 2009. Early adoption is not permitted. We are still evaluating what impact the adoption of either SFAS 141R or SFAS 160 will have on our statements of financial position, results of operations and cash flows.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

        Our primary market risk exposure is related to interest rates and foreign currency exchange rates. We are exposed to foreign currency risk which can create volatility in earnings and cash flows from period to period. Historically, KPN GCS sought to economically hedge a portion of its foreign currency risk arising from foreign exchange receivables and foreign currency-denominated forecasted transactions. Foreign exchange contracts were used to fix or protect the exchange rate to be used for foreign currency-denominated transactions. Hedge accounting was not applied in the historical financial statements of KPN GCS. We do not currently engage in trading market risk sensitive instruments or purchasing hedging instruments, whether interest rate, foreign currency exchange, commodity price or equity price risk and have not purchased options or entered into swaps or forward or futures contracts.

        Our revenues are primarily denominated in U.S. dollars or euros. Thus, we are exposed to foreign currency exchange rate fluctuations as the financial results and balances of our foreign entities are translated into U.S. dollars. As exchange rates vary, these results, when translated, may vary from expectations and may adversely impact our results of operations and financial condition. For example, if the dollar weakens relative to the euro, our euro denominated revenues and expenses would increase when stated in U.S. dollars. Conversely, if the U.S. dollar strengthens relative to the euro, our euro denominated revenues and expenses would decrease.

        Our short-term marketable securities are subject to interest rate risk, but due to the short-term nature of these investments, interest rates would not have a material impact on their value at December 31, 2007. Our primary interest rate risk is the risk on borrowings under our bank line of credit, which is subject to interest rates based on the bank's prime rate or LIBOR, plus margin. We had $25.0 million in borrowings under our bank line of credit at December 31, 2007. A change in the applicable interest rates would also affect the rate at which we could borrow funds or finance equipment purchases. Our capital lease obligations are fixed rate debt.

Item 8.    Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of iBasis, Inc.:

        In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of iBasis, Inc. and its subsidiaries at December 31, 2007 and the results of their operations and their cash flows for the year in the period ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express an opinion on these consolidated financial statements, and on the Company's internal control over financial reporting based on our integrated audit. We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall consolidated financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

        As discussed in Notes 1 and 15 to the consolidated financial statements, the Company has entered into significant transactions with Royal KPN N.V. (parent company), a related party.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        As described in Management's Report on Internal Control Over Financial Reporting, management has excluded KPN GCS from its assessment of internal control over financial reporting as of December 31, 2007 because it was acquired in a purchase business combination that was accounted for as a reverse acquisition of the Company during 2007. We have also excluded the operations of KPN

GCS from our audit of internal control over financial reporting. KPN GCS' total assets and total revenues represent 30% and 85%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2007.

/s/ PricewaterhouseCoopers LLP
Boston, Massachusetts
March 14, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of iBasis, Inc.

        In our opinion, the accompanying combined balance sheet and the related combined statements of operations, of stockholders equity and of cash flows present fairly, in all material respects, the financial position of KPN GCS (predecessor to iBasis, Inc.) and its subsidiaries, at December 31, 2006, and the results of their operations and their cash flows for each of the two years in the period then ended, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        As discussed in Notes 1 and 15 to the consolidated financial statements, the Company has entered into significant transactions with Royal KPN N.V. (the parent company), a related party.

        June 19, 2007, except for Note 2 "Net income per share" and Note 18 "Foreign currency translation", as to which the date is March 14, 2008.

PricewaterhouseCoopers Accountants N.V.
/s/ H.C. WÜST RA H.C. Wüst RA

iBasis, Inc.

Consolidated Balance Sheets

	December 31,
	2007	2006
	(In thousands, except per share data)
Assets
Current assets:
Cash and cash equivalents	$63,735	$22,411
Short-term marketable securities	1,999	—
Accounts receivable and unbilled revenue—external parties, net of allowance for doubtful accounts of $12,924 and $12,862, respectively	204,883	162,411
Accounts receivable—related parties	—	33,807
Prepaid expenses and other current assets	4,687	2,668

Total current assets	275,304	221,297
Property and equipment, net	34,966	10,946
Other assets	7,008	1,026
Intangible assets, net	93,800	—
Goodwill	248,795	—

Total assets	$659,873	$233,269

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable—external parties	$135,060	$119,348
Accounts payable—related parties	11,839	—
Accrued expenses	136,903	88,982
Deferred revenue	11,503	—
Current portion of long-term debt	755	—

Total current liabilities	296,060	208,330
Long-term debt, net of current portion	25,000	—
Deferred income taxes	2,942	—
Other long-term liabilities	1,381	961
Commitments and contingencies (Note 14)
Stockholders' equity
Preferred stock, $0.001 par value, authorized—15,000 shares; issued and outstanding; none	—	—
Common stock, $0.001 par value, authorized—170,000 shares; issued—75,912 shares and 0 shares, respectively; outstanding—74,843 shares and 0 shares, respectively	76	—
Treasury stock, 1,069 and 0 shares, respectively, at cost	—	—
Additional paid-in capital	333,278	—
Accumulated other comprehensive income	3,155	899
Contributed capital/retained earnings (accumulated deficit)	(2,019)	23,079

Total stockholders' equity	334,490	23,978

Total liabilities and stockholders' equity	$659,873	$233,269

The accompanying notes are an integral part of these consolidated financial statements.

iBasis, Inc.

Consolidated Statements of Operations

	Years Ended December 31,
	2007	2006	2005
	(In thousands, except per share data)
Net revenue from external parties	$741,293	$605,031	$540,574
Net revenue from related parties	197,265	209,158	249,502

Total net revenue	938,558	814,189	790,076

Costs and operating expenses:
Data communications and telecommunications costs—external parties (excluding depreciation and amortization)	733,160	573,966	533,055
Data communications and telecommunications costs—related parties (excluding depreciation and amortization)	114,242	134,347	138,584
Engineering and network operations expenses	13,222	8,895	11,438
Selling, general and administrative expenses	38,368	29,812	34,468
Merger related expenses	2,019	—	—
Depreciation and amortization	12,743	5,693	11,415

Total costs and operating expenses	913,754	752,713	728,960

Income from operations	24,804	61,476	61,116
Interest income	1,680	269	94
Interest expense	(731)	(32)	(201)
Foreign exchange loss	(1,101)	(1,339)	(1,545)

Income before income taxes	24,652	60,374	59,464
Income tax expense	8,529	17,884	18,848

Net income	$16,123	$42,490	$40,616

Net income per share:
Basic	$0.33	$1.06	$1.01
Diluted	$0.33	$1.06	$1.01
Weighted average common shares outstanding
Basic	48,778	40,121	40,121
Diluted	49,186	40,121	40,121

The accompanying notes are an integral part of these consolidated financial statements.

iBasis, Inc.

Consolidated Statements of Stockholders' Equity

	Common Stock		Treasury Stock
							Accumulated Other Comprehensive Income (Loss)
	Number of Shares	$0.001 Par Value	Number of Shares	Amount	Additional Paid-In Capital	Contributed Capital/Retained Earnings (Accumulated Deficit)		Total Stockholders' Equity
	(In thousands)
Balance, December 31, 2004						$20,936	$(310)	$20,626
Foreign currency translation adjustments							(398)	(398)
Net income						40,616		40,616

Comprehensive income								40,218
Net distributions to related parties						(53,178)		(53,178)
Stock-based compensation						43		43

Balance, December 31, 2005						8,417	(708)	7,709
Foreign currency translation adjustments							1,087	1,087
Adoption of FAS 158							520	520
Net income						42,490		42,490

Comprehensive income								44,097
Stock-based compensation						65		65
Net distributions to related parties						(27,893)		(27,893)

Balance, December 31, 2006						23,079	899	23,978
Net income of KPN GCS for the nine months ended September 30, 2007						18,142		18,142
Net distributions to related parties						(27,799)		(27,799)
Stock-based compensation						63		63

Balance, September 30, 2007						13,485	899	14,384
KPN Transaction (see Note 3)	75,641	$76	(1,069)	$—	332,084	(13,485)		318,675
Exercise of stock options	123				323			323
Exercise of warrants	148				433			433
Stock-based compensation					438			438
Net loss post October 1, 2007						(2,019)		(2,019)
Foreign currency translation adjustments							2,250	2,250
Unrealized gain on short-term marketable securities							6	6

Comprehensive income								237

Balance, December 31, 2007	75,912	$76	(1,069)	$—	$333,278	$(2,019)	$3,155	$334,490

The accompanying notes are an integral part of these consolidated financial statements.

iBasis, Inc.

Consolidated Statements of Cash Flows

	Years ended December 31,
	2007	2006	2005
	(In thousands)
Cash flows from operating activities:	$16,123	$42,490	$40,615
Net income
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,743	5,693	11,415
Stock-based compensation	501	65	43
Changes in assets and liabilities, excluding the effect of acquisitions:
Accounts receivable and unbilled revenue—external parties	22,736	36,962	11,353
Accounts receivable—related parties	33,807	(25,058)	3,513
Prepaid expenses and other current assets	2,944	1,343	(591)
Other assets	(462)	—	—
Accounts payable—external parties	(32,206)	(43,627)	(7,276)
Accounts payable—related parties	(926)	—	—
Deferred revenue	172	—	—
Accrued expenses	3,475	14,682	(5,954)
Deferred income taxes	(614)	—	—
Other long-term liabilities	(207)	—	—

Net cash provided by operating activities	58,086	32,550	53,118

Cash flows from investing activities:
Cash and cash equivalents of iBasis on October 1, 2007 acquired in KPN Transaction	54,711	—	—
Purchases of property and equipment	(9,605)	(3,854)	(4,753)
Maturities of available-for-sale short-term marketable investments	1,994	—	—
Increase in other long-term assets	(5,000)	—	—

Net cash provided by (used in) investing activities	42,100	(3,854)	(4,753)

Cash flows from financing activities:
Payment from KPN related to KPN Transaction	55,000	—	—
Dividend payment to iBasis shareholders	(113,000)	—	—
Dividend payment related to warrant exercises	(468)	—	—
Bank borrowings	25,000	—	—
Payments of principal on capital lease obligations	(369)	—	—
Net distributions to related party	(27,799)	(27,893)	(53,178)
Payments on note payable to affiliate	—	(1,016)	(1,585)
Proceeds from exercise of warrants	195	—	—
Proceeds from exercise of common stock options	323	—	—

Net cash used in financing activities	(61,118)	(28,909)	(54,763)

Effect of changes in exchange rates on cash and cash equivalents	2,256	1,994	(2,875)

Net increase (decrease) in cash and cash equivalents	41,324	1,781	(9,273)
Cash and cash equivalents, beginning of year	22,411	20,630	29,903

Cash and cash equivalents, end of year	$63,735	$22,411	$20,630

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$731	$32	$201
Cash paid during the year for income taxes	$14,608	$281	$611
Shares issued in KPN Transaction	$376,675	$—	$—
Exercise of warrants on a net basis	$760	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

iBasis, Inc.

Notes to Consolidated Financial Statements

(1) Business

Transaction with KPN B.V., a subsidiary of Royal KPN N.V.

        On October 1, 2007, iBasis, Inc. ("iBasis," the "Company", "we" and "our") and KPN B.V. ("KPN"), a subsidiary of Royal KPN N.V. ("Royal KPN"), completed transactions ("KPN Transaction") pursuant to which iBasis issued 40,121,074 shares of its common stock to KPN and acquired the outstanding shares of two subsidiaries of KPN ("KPN GCS"), which encompassed KPN's international wholesale voice business. The Company also received $55 million in cash from KPN, subject to post-closing adjustments based on the working capital and debt of iBasis and KPN GCS. Immediately after issuance on October 1, 2007, the shares of iBasis common stock issued to KPN represented 51% of the issued and outstanding shares of iBasis common stock on a fully-diluted basis (which included all of the issued and outstanding common stock and the common stock underlying outstanding "in-the-money" stock options, as adjusted, and warrants to purchase common stock).

        On October 8, 2007, iBasis paid a dividend in the amount of $113 million at a rate of $3.28 per share to each of its shareholders on the record date of September 28, 2007, the trading date immediately prior to the closing date of the KPN Transaction. In addition, holders of outstanding warrants to purchase our common stock will be entitled to receive a cash payment upon the future exercise of these warrants equal to the dividend amount that would have been payable if the warrants had been exercised immediately prior to the record date of the dividend. As of December 31, 2007, iBasis had warrants outstanding to purchase 531,000 shares of its common stock. In connection with the payment of the dividend to shareholders, we also increased the number of shares subject to unexercised stock options and decreased the exercise price of these stock option grants to preserve their value. (See Note 4 to the Notes to Consolidated Financial Statements for further information regarding the adjustment to outstanding stock options.)

        The officers of iBasis immediately prior to the closing of the KPN Transaction have continued to serve as the officers of the combined company and one executive of KPN GCS, Mr. Edwin Van Ierland, was appointed as the Company's Senior Vice President Worldwide Sales. Upon closing of the KPN Transaction, Messrs. Charles Skibo and David Lee, two independent members of iBasis's board of directors, resigned as members of the board of directors and the board of directors of iBasis appointed Messrs. Eelco Blok and Joost Farwerck, two executives of Royal KPN N.V., as directors to fill the vacancies created by the resignations of Messrs. Skibo and Lee.

        Although iBasis acquired all of the outstanding capital stock of KPN GCS, after the closing of the transaction, KPN holds a majority of the outstanding common stock of iBasis and KPN's designees are expected to represent, at a future date, a majority of the Company's board of directors. Accordingly, for accounting and financial statement purposes, the KPN Transaction has been treated as a reverse acquisition of iBasis by KPN GCS under the purchase method of accounting and the financial results of KPN GCS have become the historical financial results of the combined company and replace the historical financial results of iBasis as a stand-alone company. Thus, the financial results reported for the full year 2007 include the results of KPN GCS alone for the first nine months of 2007 and the financial results of the combined company for the fourth quarter of 2007 only.

        The presentation of the Statement of Stockholders' Equity reflects the historical stockholders' equity of KPN GCS through September 30, 2007. The effect of the issuance of shares of iBasis common stock to KPN and the inclusion of iBasis's stockholders' equity as a result of the closing of the KPN Transaction on October 1, 2007 is reflected in the year ended December 31, 2007.

iBasis, Inc.

Notes to Consolidated Financial Statements (Continued)

(1) Business (Continued)

        Prior to October 1, 2007, KPN GCS operated as an integrated part of KPN since inception and the historical financial statements of KPN GCS have been derived from the accounting records of KPN using the historical basis of assets and liabilities. As a result, KPN GCS did not operate as a stand-alone business and the historical combined financial statements may not necessarily be representative of amounts that would have been reflected in the financial statements presented had KPN GCS operated independently of KPN.

        KPN GCS benefited from certain related party revenue and purchase agreements with KPN that included sales prices per minute and costs per minute. KPN GCS also relied on KPN for a substantial part of its operational and administrative support, for which it was allocated costs primarily consisting of selling, general and administrative expenses, such as costs for centralized research, legal, human resources, payroll, accounting, employee benefits, real estate, insurance, information technology, telecommunications, treasury and other corporate and infrastructure costs. In anticipation of the closing of the transaction with iBasis, KPN GCS entered into a Framework Services Agreement with KPN in 2006, which replaced the revenue and purchase agreements and operational and administrative support arrangements described above.

Business

        We are a leading wholesale carrier of international long distance telephone calls and a provider of retail prepaid calling services and enhanced services for mobile operators.

        Our operations consist of our wholesale Trading business ("Trading"), revenue from traffic we terminate for KPN and its affiliates ("Outsourced from KPN"), and our retail services business ("Retail"). In the Wholesale Trading business we receive voice and fax traffic from buyers—originating carriers who are interconnected to either the iBasis VoIP network or the KPN GCS' fixed line network, and we route that traffic to sellers—local carriers in the destination countries with whom we have established agreements to manage the completion or termination of the call. For customers interconnected to our VoIP network, we route these calls over the Internet to local carriers in the destination countries. Our VoIP network uses proprietary, patent-pending technology to automate the selection of routes and termination partners based on a variety of performance, quality, and business metrics. We have call termination agreements with local service providers in North America, Europe, Asia, the Middle East, Latin America, Africa and Australia. Our Outsourced from KPN business consists of traffic we terminate for KPN and its affiliates for international wholesale voice services and international direct dialing for calls originating or terminating in The Netherlands. Our Retail business consists of retail prepaid calling cards which are marketed through distributors primarily to ethnic communities within major metropolitan markets in the U.S., and our prepaid calling service, PingoR, offered directly to consumers and businesses through an Internet website on a prepaid basis.

(2) Summary of Significant Accounting Policies

        Principles of Consolidation—The accompanying consolidated financial statements as of and for the year ended December 31, 2007 include the accounts of KPN GCS for the full year and the accounts of iBasis, Inc. since October 1, 2007. All intercompany balances and transactions between KPN GCS and iBasis since October 1, 2007 have been eliminated in consolidation.

        The consolidated financial statements as of December 31, 2006 and for the years ended December 31, 2006 and 2005 are the combined accounts of KPN GCS, which include KPN Global

iBasis, Inc.

Notes to Consolidated Financial Statements (Continued)

(2) Summary of Significant Accounting Policies (Continued)

Carrier Services B.V., a Netherlands company, and KPN INS, Inc., a Delaware corporation, both of which were wholly-owned by KPN prior to October 1, 2007. All significant intercompany balances and transactions within these combined entities have been eliminated.

        Intercompany balances and transactions with KPN and its other subsidiaries ("related parties" or "affiliates") have not been eliminated, but are presented herein as balances and transactions with related parties or affiliates.

        Use of Estimates—The preparation of these financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires us to (i) make judgments, assumptions and estimates that affect the reported amounts of assets, liabilities, revenue and expenses; and (ii) disclose contingent assets and liabilities. A critical accounting estimate is an assumption that could have a material effect on our consolidated financial statements if another, also reasonable, amount were used or a change in the estimates is reasonably likely from period to period. We base our accounting estimates on historical experience and other factors that we consider reasonable under the circumstances. However, actual results may differ from these estimates. To the extent there are material differences between our estimates and the actual results, our future financial condition and results of operations will be affected.

        Foreign Currency Translation and Transactions—The functional currency of KPN GCS is the euro. For the purposes of presenting the consolidated financial statements, the functional currency of KPN GCS has been converted into U.S. dollars for balance sheet accounts using the exchange rate in effect on the balance sheet date. Revenue and expenses are translated into U.S. dollars at the weighted average exchange rates in effect during the period. The effect of these translation adjustments are reported within Accumulated Other Comprehensive Income, a component of stockholders' equity. Transactions in foreign currency are recorded at the original rates of exchange in force at the time the transactions are effected. Exchange differences arising on (i) settlement of transactions and (ii) translation of such transactions, given that no settlement has occurred, are recognized in results of operations.

        We have, in the past, entered into foreign currency forward contracts to manage foreign currency exposures related to sales to foreign customers. We do not have designated hedges in accordance with Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", and accordingly, any unrealized gains and losses are recorded in the Consolidated Statements of Operations and in the Consolidated Balance Sheets within Prepaid expenses and other current assets or Accrued expenses and other current liabilities.

        Other Comprehensive Income (Loss)—Other comprehensive income (loss) primarily relates to foreign currency translation adjustments from entities with functional currencies other than the U.S. dollar. Components of other comprehensive income (loss) are included within the Consolidated Statements of Stockholders' Equity

        Cash and Cash Equivalents—Cash and cash equivalents consist of all highly liquid investments that are readily convertible into cash and have original maturities of three months or less. Cash equivalents include money market accounts and commercial paper.

        Short-term Marketable Securities—Short-term marketable securities at December 31, 2007 are classified as available-for-sale and carried at fair value and consist of corporate bonds, with original

iBasis, Inc.

Notes to Consolidated Financial Statements (Continued)

(2) Summary of Significant Accounting Policies (Continued)

maturities at the date of acquisition ranging from 90 days to one year. As of December 31, 2007, the unrealized gain of $6,000 on our short-term marketable securities is a component of other comprehensive income (loss).

        Accounts Receivable and Unbilled Revenue—Accounts receivable and unbilled revenue are stated at face value, less an allowance for doubtful accounts. Collectibility of accounts receivable is reviewed regularly and is based upon our knowledge of customers and compliance with credit terms. The allowance for doubtful accounts is adjusted based on such evaluation, with a corresponding charge included in selling, general and administrative expense. Accounts receivable and their related allowance balances are written-off when we deem them uncollectible.

        Property and Equipment—Property and equipment are stated at cost less accumulated depreciation and any recognized impairment loss. Additions and improvements that extend the useful life of an asset are capitalized; maintenance and repairs are expensed as incurred. When assets are retired or disposed of, the assets and related accumulated depreciation are removed from the balance sheet and the resulting gain or loss, if any, is reflected in the Consolidated Statements of Operations. In accordance with Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" (SOP 98-1), costs associated with the internally developed software are capitalized when both the preliminary project stage is completed and management has authorized further funding for the project which it deems probable of being completed. Capitalization of such costs ceases no later than the point at which the project is substantially complete and ready for its intended use.

        The cost of property and equipment is depreciated using the straight-line method over the following estimated useful lives of the respective assets:

Asset Classification	Estimated Useful Life
Network equipment	3—7 years
Software	3 years
Leasehold improvements	Lesser of Useful Life or Lease Term
Other tangible fixed assets	3—7 years

        Goodwill and Other Intangible Assets—Intangible assets consist of goodwill, which has an indefinite life and is not being amortized, and identifiable intangible assets, consisting of tradename and trade marks, customer relationships, termination partner relationships and technology.

        Identifiable intangible assets are being amortized using either the straight-line method or economic consumption method over the following estimated useful lives:

Intangible Asset	Amortization Method	Estimated Useful Life
Trade name and trademarks	Straight-line	15 years
Customer relationships	Economic consumption	5—10 years
Termination partner relationships	Economic consumption	5 years
Technology	Straight-line	5 years

        Impairment of Property and Equipment and Intangible Assets—In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", we review the value of our property and equipment and intangible assets for impairment whenever events or changes in circumstances

iBasis, Inc.

Notes to Consolidated Financial Statements (Continued)

(2) Summary of Significant Accounting Policies (Continued)

indicate that the carrying amount of the assets may not be fully recoverable. Recoverability of assets to be held and used is measured by comparing the carrying amount of an asset to the future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment recognized is measured as the amount by which the carrying amount of the assets exceeds their fair value. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

        Revenue Recognition—In accordance with the Securities and Exchange Commission's Staff Accounting Bulletin No. 104, "Revenue Recognition" (SAB 104), we recognize revenue when it is realized or realizable and earned. We consider revenue realized or realizable and earned when there is persuasive evidence of an arrangement, delivery has occurred or the service has been provided, the sales price is fixed or determinable and collectibility is reasonably assured.

        For our wholesale Trading business and Outsourced from KPN business, traffic fees are charged at an agreed price for a fixed duration of time or capacity and are recognized as revenue based upon usage of our network and facilities. Estimates for incentive rebates and other allowances are recorded as a reduction of revenues in the period the related revenues are recorded. These estimates are based upon contracted terms, historical experience and information currently available to management with respect to business and economic trends. Revisions to these estimates are recorded in the period in which the facts that give rise to the revision become known.

        For our Retail business, revenue is deferred upon activation of the prepaid calling cards, or purchase of our web-based calling services, and is recognized as the prepaid balances are reduced based upon minute usage and service charges.

        Concentration of Credit Risk and Significant Customers—Financial instruments that potentially subject us to significant concentrations of credit risk are primarily cash equivalents, short-term marketable securities and accounts receivable. No external customers represented 10% or more of our total accounts receivable or net revenues for the periods presented. Concentrations of credit risk with respect to accounts receivable are limited due to the large number of customers comprising our customer base and their dispersion across different industries and geographies.

        Fair Value of Financial Instruments—Financial instruments consist principally of cash and cash equivalents, short-term marketable securities, accounts receivable, accounts payable, accrued expenses and long-term debt. The estimated fair value of these instruments approximates their carrying value.

        Stock-based Compensation—We account for equity awards to our employees under the provisions of Statement of Financial Accounting Standards No. 123R, "Share-Based Payment," which requires us to record compensation expense related to the fair value of our stock-based compensation awards.

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

Notes to Consolidated Financial Statements (Continued)

(2) Summary of Significant Accounting Policies (Continued)

        Net Income Per Share—Basic and diluted net income per common share is determined by dividing net income by the weighted average common shares and common equivalent shares outstanding during the period. For 2007, as KPN GCS was wholly-owned by KPN prior to October 1, 2007, basic weighted average shares outstanding was based on the 40.1 million shares issued by iBasis to KPN on the closing of the KPN Transaction for the first nine months of 2007, and the total weighted average shares outstanding of the Company of 74.7 million shares for the fourth quarter of 2007. Diluted weighted average shares for 2007 includes the dilutive effect of iBasis outstanding stock options and warrants for the fourth quarter of 2007 only. For 2006 and 2005, basic and diluted weighted average shares represent the 40.1 million shares issued by iBasis to KPN.

New Accounting Pronouncements

        In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, Fair Value Measurements (SFAS No. 157). SFAS No. 157 establishes a framework for measuring fair value and requires expanded disclosures regarding fair value measurements. This accounting standard is effective for financial statements issued for fiscal years beginning after November 15, 2007. However, in January 2008, the FASB issued FASB Staff Position FAS 157-b, Effective Date of FASB Statement No. 157 (FSP FAS 157-b). This FSP permits entities to elect to defer the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. We have elected to defer the adoption of SFAS No. 157 for those assets and liabilities included in FSP FAS 157-b. We do not expect the adoption of SFAS No. 157 to have a material impact on our financial position, results of operations and cash flows.

        In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115 (SFAS No. 159). SFAS No. 159 permits entities to choose, at specified election dates, to measure eligible items at fair value (the "fair value option"). A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting period. This accounting standard is effective for financial statements issued for fiscal years beginning after November 15, 2007. We do not expect the adoption of SFAS No. 159 will have a material impact on our financial position, results of operations and cash flows.

        In December 2007, the FASB issued SFAS No. 141 (revised 2007) ("SFAS 141R"), "Business Combinations" and SFAS No. 160 ("SFAS 160"), "Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulleting No. 51." SFAS 141R will change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. SFAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interest and classified as a component of equity. SFAS 141R and SFAS 160 are effective beginning the first fiscal quarter of 2009. Early adoption is not permitted. We are still evaluating what impact the adoption of either SFAS 141R or SFAS 160 will have on our statements of financial position, results of operations and cash flows.

(3) Purchase Accounting for KPN Transaction

        Under the purchase method of accounting, the purchase price for the KPN Transaction was allocated to the tangible and identifiable intangible assets and liabilities of iBasis on the basis of their

iBasis, Inc.

Notes to Consolidated Financial Statements (Continued)

(3) Purchase Accounting for KPN Transaction (Continued)

fair values on October 1, 2007, the closing date of the transaction. As KPN GCS was not a publicly traded entity, the purchase price for this transaction was based, in part, on the fair market value of iBasis's common stock. The market price used to value iBasis's shares of $10.75 was the closing price of the stock on September 28, 2007, the business day immediately prior to the closing of the KPN Transaction.

        The total purchase price for this transaction consisted of the following:

(In thousands)
iBasis outstanding shares on October 1, 2007 of 34,451 at $10.75 per share	$370,353
Fair value of outstanding vested and unvested stock options, less unearned compensation	13,425
Fair value of outstanding warrants to purchase common shares	4,624
Direct acquisition costs	2,453
Dividend to iBasis shareholders paid from existing iBasis cash and short-term marketable securities	(58,000)
Accrued dividend payable for outstanding warrants to purchase common shares	(2,468)
Amount payable to KPN for iBasis working capital adjustment	(11,577)
Accrued severance	(135)

Total purchase price	$318,675

        In determining the fair value of iBasis's identifiable assets and liabilities as of October 1, 2007, we recorded $97.7 million of amortizing intangible assets, including trade names and trademarks, customer relationships, termination partner relationships, and technology. The estimated useful life of trade names and trademarks is 15 years and is being amortized on a straight-line basis. The estimated useful life of customer relationships is 10 years for wholesale customers and 5 years for retail distributor relationships and these intangible assets are being amortized using an economic consumption method to reflect diminishing cash flows from these relationships in the future. The estimated useful life of termination partner relationships is 5 years and is being amortized using an economic consumption method. The estimated useful life of technology is 5 years and is being amortized on a straight-line basis. (See Note 8).

iBasis, Inc.

Notes to Consolidated Financial Statements (Continued)

(3) Purchase Accounting for KPN Transaction (Continued)

        The allocation of the purchase price to the fair values of iBasis's assets and liabilities on October 1, 2007, which resulted in the recording of $248.8 million in goodwill, is as follows:

(In thousands)
Current assets	$128,875
Property and equipment	23,258
Other assets	520
Trade names and trademarks	21,800
Customer relationships	34,200
Termination partner relationships	8,400
Technology	33,300

Total assets	250,353

Deferred revenue	11,331
Dividend payable	60,468
Other current liabilities	103,469
Deferred tax liabilities, long term	3,556
Other non-current liabilities	1,649

Total liabilities	180,473

Net assets	69,880
Goodwill	248,795

Total purchase price	$318,675

        The total $248.8 million of goodwill has been assigned to the Company's Wholesale Trading reporting unit. In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," this goodwill will not be amortized.

Working Capital and Debt Adjustments

        In accordance with the Share Purchase Agreement for the KPN Transaction, a post-closing adjustment was required if (i) iBasis' working capital was lower than or exceeded $37,100,000; (ii) iBasis' debt exceeded or was lower than $2,900,000; (iii) the combined working capital deficit of KPN GCS was lower than or exceeded ($6,100,000); and/or (iv) the combined debt of KPN GCS exceeded $0, as of the date of the closing of the KPN Transaction. Based on iBasis's balance sheet position on the date of the closing of the KPN Transaction, working capital was $13,353,000 less than the specified level of $37,100,000, and debt was $1,776,000 less than the specified level of $2,900,000. As a result, a payment of $11,577,000 is due to KPN from iBasis. Based on KPN GCS's balance sheet position on the date of the closing of the KPN Transaction, working capital deficit was less than the specified level of ($6,100,000) by $3,945,000 and debt was at the specified level of $0. As a result, payment of $3,945,000 is due to KPN from iBasis. The total post-closing adjustment of $15,522,000 due to KPN will be paid by iBasis in three successive quarterly installments beginning in the first quarter of 2008.

iBasis, Inc.

Notes to Consolidated Financial Statements (Continued)

(3) Purchase Accounting for KPN Transaction (Continued)

Pro Forma Disclosures (Unaudited)

        The following unaudited pro forma consolidated results of operations for the years ended December 31, 2007 and 2006 and assumes that the KPN Transaction occurred as of the beginning of each year.

	Year Ended December 31, 2007	Year Ended December 31, 2006
	(In thousands, except per share data)
Total net revenue	$1,390,580	$1,296,651
Total costs and expenses	1,379,654	1,271,625
Income from operations	10,926	25,026
Net income	$3,854	$14,331
Basic net income per share	$0.05	$0.20
Diluted net income per share	$0.05	$0.19

        These pro forma amounts do not purport to be indicative of the results that would have actually been obtained if the transaction had occurred as of the beginning of that period presented or that may be obtained in the future.

(4) Stock Based Compensation

        We issue stock options as an equity incentive to employees and outside directors under our 2007 Stock Plan (the "2007 Plan"). The stock options we issue under our 2007 Plan are for a fixed number of shares with an exercise price equal to the fair market value of our stock on the date of grant. The employee stock option grants under the 2007 Plan typically vest quarterly in equal installments over four years, provided that no options shall vest during the employees' first year of employment, and have a term of ten years.

        The 2007 Stock Plan replaced the 1997 Stock Incentive Plan, which expired on August 11, 2007. All outstanding stock options under this plan will remain in effect until they expire by their terms.

        As of the date of the closing of the KPN Transaction, we had 2.4 million shares of vested and unvested outstanding stock options, almost all of which had been granted under a prior stock option plan, and these outstanding stock options were fair valued as of that date. The aggregate fair value of $4.0 million relating to 0.6 million shares of unvested stock options as of that date is being charged to results of operations on a straight-line basis over the remaining vesting period for these stock options. Stock-based compensation expense charged to engineering and network operations expenses and selling, general and administrative expenses in the fourth quarter of 2007 related to these stock options was $0.1 million and $0.3 million, respectively. The fair value of these outstanding unvested stock options was estimated using the Black-Scholes model and the following assumptions:

Stock price on September 28, 2007	$10.75
Risk free interest rate	4.88%
Dividend yield	0.0%
Expected volatility	60% to 100%
Expected remaining life	2.38 to 6.12 years

iBasis, Inc.

Notes to Consolidated Financial Statements (Continued)

(4) Stock Based Compensation (Continued)

Dividend-Related Adjustment to Stock Options

        Upon closing of the KPN Transaction, and in conjunction with the $113 million dividend we paid to iBasis shareholders on October 8, 2007, we increased the number of shares subject to unexercised stock option grants and reduced the exercise price of these stock option grants to preserve their value, as required by the anti-dilution provision of our stock option plan. The adjustment to the number of shares and exercise price was based on the closing price of $10.75 per share of iBasis common stock on September 28, 2007, the trading date immediately preceding the closing of the merger, reduced by the dividend per share amount of $3.28 per share. Shares underlying outstanding stock options were increased by a factor of 1.4391, which reflected the ratio of $10.75 per share divided by $7.47 per share ($10.75 per share less the dividend of $3.28 per share) and the per share exercise price of outstanding stock options was reduced by dividing the exercise price by this same factor. As a result, the number of shares underlying outstanding stock options, as of the date of this adjustment, increased from 2.4 million shares to 3.5 million shares and the average exercise price of outstanding stock options was reduced from $6.07 per share to $4.22 per share.

Stock Option Activity

        The following table presents the stock option activity for the period of October 1, 2007 through December 31, 2007:

	Shares	Weighted Average Exercise Price
	(In thousands)
Outstanding at October 1, 2007	3,502	$4.22
Granted	64	6.47
Exercised	(123)	2.62
Cancelled	(17)	7.54

Outstanding at December 31, 2007	3,426	$4.30

Vested and unvested expected to vest at December 31, 2007	3,278	$4.23
Exercisable at December 31, 2007	2,557	$3.83
Available for future grants at December 31, 2007	3,437

iBasis, Inc.

Notes to Consolidated Financial Statements (Continued)

(4) Stock Based Compensation (Continued)

        The following table presents weighted average price and contract life information about significant option groups outstanding and exercisable as of December 31, 2007:

	Outstanding			Exercisable
Range of Exercise Prices	Outstanding Options	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Options Outstanding	Weighted Average Exercise Price
	(In thousands)			(In thousands)
$ 0.52—$ 1.50	340	3.94	$1.43	340	$1.43
1.83— 2.29	515	4.99	2.05	515	2.05
2.44— 3.98	798	5.72	2.89	765	2.85
4.25— 4.54	750	7.76	4.51	462	4.50
4.71— 5.87	337	7.70	5.10	260	5.04
6.02— 6.88	554	9.02	6.59	83	6.67
7.73— 10.42	90	1.99	9.70	90	9.70
$22.93—$59.93	42	2.39	30.09	42	30.09

	3,426	6.47	$4.30	2,557	$3.83

        The aggregate intrinsic value of exercisable options outstanding as of December 31, 2007 was $5.1 million, which represents the amount option holders would have received had they exercised their options as of that date. The intrinsic value is the difference between our closing stock price on the last trading day of the year ended December 31, 2007 and the stock option exercise price, multiplied by the number of stock option shares.

        The following table presents the non-vested shares for the period of October 1, 2007 to December 31, 2007.

Non-vested Stock Options	Shares	Weighted-Average Fair Value
	(in thousands)
Non-vested at October 1, 2007	926	$5.80
Granted	64	5.30
Vested	(111)	5.56
Forfeited	(11)	5.71

Non-vested at December 31, 2007	868	5.79

        As of December 31, 2007, unrecognized compensation expense related to the unvested portion of our stock options was $3.8 million and is expected to be recognized over a weighted-average period of approximately 2.5 years.

Stock Options Grants Under KPN Option Plans

        Previously, certain employees of KPN GCS were provided with stock options for KPN stock under the terms of KPN's stock option plans. These stock options provided for a fixed number of shares with an exercise price equal to the fair value of KPN's stock on the date of grant, unless otherwise stated,

iBasis, Inc.

Notes to Consolidated Financial Statements (Continued)

(4) Stock Based Compensation (Continued)

and vest three years from the date of grant. There were no grants made to employees of KPN GCS under KPN's stock option plans in 2007 or 2006.

        Effective January 1, 2006, KPN GCS adopted SFAS No. 123(R), "Share-Based-Payment" (SFAS 123(R)) using the modified prospective method. As KPN GCS had previously applied the fair value recognition provisions of SFAS 123, the adoption of SFAS 123(R) did not have a material impact on its financial position or results of operations. KPN GCS elected to use the modified prospective transition method as permitted under SFAS 123R and, therefore, did not restate its financial results for the prior periods to reflect the fair value of stock-based compensation awards in such periods. Under this transition method, stock-based compensation expense for the year ended December 31, 2006 included compensation expense for all stock option awards granted prior to, but not yet vested, as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123.

        Total share based compensation with respect to these stock option awards amounted to $36,000, $47,000 and $43,000 for the years ended December 31, 2007, 2006 and 2005, respectively and was charged to selling, general and administrative expenses. Such amounts are based on the fair values for options granted to our employees.

        All options granted are equity settled options and are forfeited when employees leave for reasons other than retirement, disability or death (except for some personnel plans). All options were granted with exercise prices equal to market value unless otherwise noted below. The profits for options exercisable immediately from any exercise prior to the end of the 3-year vesting period are held in escrow until the shares are vested. The profit will be released to the relevant individuals, provided that the individuals remain employed by us.

        For stock options granted in 2005, the following assumptions were used to determine the fair value of these stock option grants: risk free interest rate of 2.80%; dividend yield of 3.00%; expected life of 4.3 years and expected volatility of 51%.

iBasis, Inc.

Notes to Consolidated Financial Statements (Continued)

(4) Stock Based Compensation (Continued)

        The following table summarizes stock option activity of our employees under the KPN stock option plans during 2007, 2006 and 2005.

	Shares under option	Weighted average per share exercise price
Outstanding at December 31, 2004	76,455	$10.65
Options granted	33,200	8.35
Options exercised	(7,600)	7.93
Transfer to and from other KPN entities	6,070	6.99
Options forfeited	(1,450)	80.85

Outstanding at December 31, 2005	106,675	7.95
Options exercised	(23,810)	7.58
Options forfeited	(5,200)	18.62
Transfer to and from other KPN entities	(22,315)	7.90

Outstanding at December 31, 2006	55,350	8.53
Options exercised	(12,250)	8.51
Transfer to and from other KPN entities	(5,850)	8.96

Outstanding at December 31, 2007	37,250	$9.62

        The following is a summary of outstanding and exercisable stock options of our employees under the KPN stock option plans as of December 31, 2007:

	Options outstanding			Options exercisable
Range of exercise prices	Number of options	Weighted average remaining contractual life (in years)	Weighted average exercise price	Number of options	Weighted average remaining contractual life (in years)	Weighted average exercise price
5.50—6.00	5,800	0.3	$8.74	5,800	0.3	$8.74
6.00—6.50	9,600	2.2	9.50	9,600	2.2	9.50
6.50—7.00	21,850	3.6	9.91	—	—	—

Total	37,250	2.7	$9.62	15,400	1.5	$9.21

        The aggregate intrinsic value of options outstanding and options exercisable as of December 31, 2007, was $0.3 million and $0.1 million, respectively, which represents the amount option holders would have received had they exercised their options as of that date. The intrinsic value is the difference between KPN's closing stock price on the last trading day of 2007 and the stock option exercise price, multiplied by the number of stock option shares. The intrinsic value of options exercised in 2007, 2006 and 2005 was $98,000, $144,000 and $20,000, respectively. Total compensation cost related to non-vested stock options not yet recognized as of December 31, 2007 amounted to $9,000 and is expected to be recognized over a weighted-average period of approximately 0.3 years. The amount of cash KPN received as a result of options exercised by KPN GCS employees in 2007, 2006 and 2005 was $104,000, $180,000 and $60,000.

iBasis, Inc.

Notes to Consolidated Financial Statements (Continued)

(4) Stock Based Compensation (Continued)

        In April 2006, KPN GCS granted 5,100 restricted KPN shares to its management which vest over a three-year period depending on KPN's total shareholder return position ranking relative to a peer group. Once vested the restricted shares have a lock-up period of two years and therefore are not available to be traded from April 2009 through April 2011. The total compensation expense associated with these awards for 2007 and 2006 was $27,000 and $18,000, respectively and was charged to selling, general and administrative expenses.

(5) Business Segment and Geographic Information

        During the year ended December 31, 2007, we operated in two business segments, wholesale Trading and Retail. Our wholesale Trading business segment includes our wholesale Trading business and our Outsourced from KPN business. Our Retail business consists primarily of our prepaid calling card services and Pingo, our prepaid calling service sold directly to consumers through an Internet website. For the years ended December 31, 2006 and 2005, we operated in only one business segment, wholesale Trading.

        We use net revenue and gross profit, which is net revenue less data communications and telecommunications costs, as the basis for measuring profit or loss and making decisions on our Trading and Retail businesses. We do not allocate our engineering and network operations expenses, selling, general and administrative expenses, and depreciation and amortization between Trading and Retail.

        Operating results, excluding interest income and expense, foreign exchange gains or losses, and income tax expense for our two business segments are as follows:

	Year Ended December 31, 2007
	Trading	Retail	Total
	(In thousands)
Net revenue from external parties	$716,088	$25,205	$741,293
Net revenue from related parties	197,265	—	197,265

Total net revenue	913,353	25,205	938,558

Data communications and telecommunication costs—external parties	711,575	21,585	733,160
Data communications and telecommunication costs—related parties	114,242	—	114,242

Total data communications and telecommunications costs	825,817	21,585	847,402

Gross profit	$87,536	$3,620	91,156

Engineering and network operations expenses			13,222
Selling, general and administrative expenses			38,368
Merger related expenses			2,019
Depreciation and amortization			12,743

Income from operations			$24,804

        Other than revenue from Royal KPN and its affiliates, no one carrier accounted for 10% or more of total net revenue in the years ended December 31, 2007, 2006 or 2005.

        Assets relating to our Trading and Retail businesses consist of accounts receivable, net of allowance for doubtful accounts, intangible assets related to customer relationships and goodwill. We do

iBasis, Inc.

Notes to Consolidated Financial Statements (Continued)

(5) Business Segment and Geographic Information (Continued)

not allocate cash and cash equivalents, short-term marketable investments, prepaid expenses and other current assets, property and equipment, net, other intangible assets and other assets between Trading and Retail.

	As of December 31, 2007
	Trading	Retail	Total
	(In thousands)
Segment assets:
Accounts receivable—external parties	$197,512	$7,371	$204,883
Intangible assets—customer relationships	20,037	12,879	32,916
Goodwill	248,795	—	248,795

	$466,344	$20,250	486,594

Non-segment assets			173,279

Total assets			$659,873

        A breakdown of total net revenue and long-lived assets by geographic region for the years ended December 31, 2007, 2006 and 2005 is not shown as it was impractical to obtain this information.

(6) Accounts Receivable and Unbilled Revenue—External Parties

        Accounts receivable—external parties, net consists of the following at December 31:

	2007	2006
	(In thousands)
Accounts receivable	$168,498	$123,283
Unbilled revenue	49,309	51,990

	217,807	175,273
Allowance for doubtful accounts	(12,924)	(12,862)

Total accounts receivable—external parties	$204,883	$162,411

        The majority of unbilled revenue relates to the previous month's traffic volume for which an invoice has not yet been sent.

        The allowance for doubtful accounts reflects our best estimate of probable losses inherent in the accounts receivable balance. We determines the allowance based on specific known troubled accounts, historical experience, and other currently available evidence.

iBasis, Inc.

Notes to Consolidated Financial Statements (Continued)

(7) Property and Equipment

        Property and equipment consists of the following at December 31:

	2007	2006
	(In thousands)
Network equipment	$41,861	$18,852
Software	8,258	2,281
Leasehold improvements	1,591	—
Other tangible fixed assets	3,798	306

Total at cost	55,508	21,439
Accumulated depreciation	(20,542)	(10,493)

Net book value	$34,966	$10,946

        Total depreciation and amortization expense related to property and equipment was $8.8 million, $5.7 million and $11.4 million for the years ended December 31, 2007, 2006 and 2005, respectively.

(8) Goodwill and Other Intangible Assets

        In conjunction with the closing of the KPN Transaction on October 1, 2007, we recorded $248.8 million of goodwill, which is not being amortized. In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," we reviewed goodwill for impairment as of December 31, 2007. We have assigned all of the goodwill to our wholesale trading reporting unit. Our test at December 31, 2007 determined that this reporting unit's fair value exceeded the carrying value of the net assets of the reporting unit, using projected discounted cash flow modeling. As a result, no impairment was required to be recorded. Estimating future cash flows requires management to make projections that can differ materially from actual results.

        Additionally, in connection with the KPN Transaction, we recorded $97.7 million of amortizing intangible assets, including trade mark and trade names, wholesale customer and retail distributor relationships, termination partner relationships and technology. The estimated useful life of trade mark and trade names is 15 years and is being amortized on a straight-line basis. The estimated useful life of wholesale customer relationship is 10 years and the estimated useful life of retail distributor relationships is 5 years and these intangible assets are being amortized using an economic consumption method to reflect the diminishing cash flows from these relationships in the future. The estimated useful life of termination partner relationships is 5 years and is being amortized using an economic consumption method to reflect diminishing cash flows from these relationships in the future. The estimated useful life of technology is 5 years and is being amortized on a straight-line basis.

        We evaluate whether there has been an impairment in the carrying value of our long-lived assets, including intangibles assets, in accordance with SFAS No. 144, "Accounting for Impairment of Long-Lived Assets," We have determined there has been no impairment of other intangible assets as of December 31, 2007.

iBasis, Inc.

Notes to Consolidated Financial Statements (Continued)

(8) Goodwill and Other Intangible Assets (Continued)

        The following table summarizes other intangible assets as of December 31, 2007.

	Gross Carrying Value	Accumulated Amortization	Balance
	(In thousands)
Trademark and trade names	$21,800	$363	$21,437
Wholesale customer relationships	20,700	663	20,037
Retail distributor relationships	13,500	621	12,879
Termination partner relationships	8,400	588	7,812
Technology	33,300	1,665	31,635

Total	$97,700	$3,900	$93,800

        We currently expect to amortize the following remaining amounts of intangible assets as of December 31, 2007 in the fiscal periods as follows:

Year ended December 31,	(In thousands)
2008	$15,373
2009	16,870
2010	16,039
2011	14,874
2012	11,302
Thereafter	19,342

Total	$93,800

(9) Accrued Expenses

        Accrued expenses consist of the following at December 31:

	2007	2006
	(In thousands)
Termination fees and circuit costs	$109,883	$71,027
Compensation	3,644	524
Dividend payable	1,744	—
Income taxes	11,947	16,969
Accrued other	9,685	462

Total accrued expenses	$136,903	$88,982

iBasis, Inc.

Notes to Consolidated Financial Statements (Continued)

(10) Income Taxes

        The components of income before provision for income taxes are as follows for the years ended December 31:

	2007	2006	2005
	(In thousands)
Domestic	$(13,479)	$430	$1,397
Foreign	38,131	59,944	58,067

Total	$24,652	$60,374	$59,464

        The components of the provision for income taxes are as follows for the years ended December 31:

	2007	2006	2005
	(In thousands)
Current:
Federal	$89	$93	$487
State	18	18	248
Foreign	10,114	19,194	23,669

Current	$10,221	$19,305	$24,404

Deferred:
Federal	16	26	(42)
State	(612)	3	(6)
Foreign	(1,096)	(1,450)	(5,508)

Deferred	(1,692)	(1,421)	(5,556)

Provision for income taxes	$8,529	$17,884	$18,848

        The effective income tax rate differed from the statutory federal income tax rate due to the following:

	2007	2006	2005
	(In thousands)
Statutory federal income tax (benefit)	$8,628	$21,131	$20,812
State income taxes, there is no federal tax benefit	13	20	247
Permanent differences	146
Foreign tax rate differential	(3,578)	(3,267)	(2,211)
US losses not benefited	3,247
Other	73

Provision for income taxes	$8,529	$17,884	$18,848

        Deferred income taxes at December 31, 2007 and 2006 reflect the net tax effects of net operating loss and tax credit carry forwards and temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for tax purposes.

iBasis, Inc.

Notes to Consolidated Financial Statements (Continued)

(10) Income Taxes (Continued)

        The components of our net deferred tax assets (liabilities) are as follow as of December 31:

	2007	2006
	(In thousands)
Net operating loss carry forward	$76,629	$—
Acquired intangible assets	(40,633)
Depreciation	2,139	373
Research credits	793
Accruals	(2,486)
Stock compensation	1,563
Accounts receivables	769
Capital loss carry forward	2,000

Net deferred tax assets	40,774	373
Less: valuation allowance	(42,114)	—

	$(1,340)	$373

        We have recorded a valuation allowance against the US net deferred tax assets since it is more likely than not that the US net deferred tax assets will not be realized. At such time as the valuation allowance is realized or recognized, $32 million will reduce goodwill and $6 million will reduce tax expense.

        At December 31, 2007, we have research and experimentation ("R&E") credit carry forwards for federal and state purposes of approximately $0.8 million, available to offset future taxable income. The R&E credit carry forwards generally expire between 2012 and 2020.

        As of December 31, 2007, we had available U.S. and state net operating loss carry forwards ("NOLs") of approximately $205 million. The majority of these NOLs were acquired through the KPN Transaction. The operating loss carry forwards expire between 2008 and 2027. These carry forwards may be used to offset future income taxes payable at the federal and state levels, if any, and are subject to review by the U.S. Internal Revenue Service ("IRC") and various state taxing authorities.

        In general, the rules of Section 382 of the Code apply to limit a corporation's ability to utilize existing net operating loss carryovers if the corporation experiences an Ownership Change. An ownership change results from transactions increasing the ownership of certain existing stockholders and, or, new stockholders in the stock of a corporation by more than 50 percentage points during a three year testing period.

        The Company has determined that its NOLs are subject to Section 382 limitations. As a result of several ownership changes, the utilization of our NOLs is subject to annual limitations. In addition, approximately $111 million of the federal NOLs will expire unused and cannot be used by the company. These expired NOLs are therefore not reflected as deferred tax assets at December 31, 2007.

        We have two annual limitation amounts, computed pursuant to IRC Section 382. The first annual limitation for NOLs generated before August 2005 is approximately $5 million. The second annual limitation for NOLs generated between August 2005 and September 2007 is approximately $16 million. Any unused IRC Section 382 annual loss limitation amount may be carried forward to the following

iBasis, Inc.

Notes to Consolidated Financial Statements (Continued)

(10) Income Taxes (Continued)

year. Those unused limitation losses are then added to the current IRC Section 382 annual limitation amount.

        We adopted the provisions of FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109" ("FIN 48"), on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement 109, "Accounting for Income Taxes", and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Prior to 2007 we recorded estimated income tax liabilities to the extent they were probable and could be reasonably estimated. The adoption of FIN 48 had no effect on our financial statements at January 1, 2007.

        We file U.S. federal, state and foreign income tax returns in jurisdictions with varying statutes of limitations. We are subject to U.S. federal income tax, as well as income tax in multiple state and foreign jurisdictions. As of December 31, 2007, we were subject to examination in the U.S. federal and state tax jurisdictions for the 1997 to 2006 tax years and were also subject to examination in significant foreign jurisdictions for the 2000 to 2006 tax years.

        The following table summarizes the activity related to our unrecognized tax benefits:

(in thousands)	2007
Balance at adoption at January 1, 2007	$—
Acquisition of aquired company liability	307
Additions or reductions for tax positions related to the current year	169
Additions or reductions for tax positions related to prior years	—
Decreases relating to settlements with tax authorities	—
Reductions in benefits related to lapse of statute of limitations	—

Balance at December 31, 2007	$476

        At December 31, 2007, we had approximately $476,000 of unrecognized tax benefits, all of which will impact the effective tax rate, if recognized. In addition we had $133,000 of accrued interest and penalties. We do not expect the balance of unrecognized tax benefits to change significantly during the next 12 months.

iBasis, Inc.

Notes to Consolidated Financial Statements (Continued)

(10) Income Taxes (Continued)

        We have not provided for taxes for the unremitted earnings of non-U.S. operations because it is our policy to permanently reinvest those earnings. We had approximately $24 million in unremitted earnings at December 31, 2006 and $23 million at December 31, 2007 for which taxes were not provided. It is not practicable to estimate the amount of the deferred tax liability on such unremitted earnings, accordingly no deferred US or foreign taxes have been accrued on such undistributed earnings.

(11) Long-Term Debt

        Long-term debt consists of the following as of December 31:

	2007	2006
	(In thousands)
Bank borrowings	$25,000	$—
Capital lease obligations	755	—

	25,755	—
Less: Current portion	(755)	—

Long-term portion	$25,000	$—

        On October 2, 2007, we entered into a Second Amended and Restated Loan and Security Agreement (the "Loan Agreement") with Silicon Valley Bank, which amended and restated a certain Amended and Restated Loan and Security Agreement dated as of December 29, 2003. We entered into the Loan Agreement to obtain funding for working capital purposes and in support of the transaction with KPN. Pursuant to the Loan Agreement, we may borrow up to $35.0 million from time to time under a secured revolving credit facility for a two-year period. Borrowings under the line of credit will be on a formula basis, based on eligible domestic and foreign accounts receivable. The line of credit contains quarterly financial covenants, consisting primarily of minimum profitability and minimum liquidity requirements. Interest on borrowings under the line of credit will be based, in part, on our quarterly profitability, with the maximum interest rate being the bank's prime rate, plus 0.5%, or LIBOR, plus 2.75%. The line of credit has a quarterly commitment fee of 0.63% on any unused portion of the line of credit and an up-front, one-time facility fee of 0.75%, or $263,000. The revolving credit facility is also guaranteed by all domestic wholly-owned subsidiaries. The revolving credit facility is collateralized by a first priority lien and security interest on the assets of iBasis and such guarantors. In addition, iBasis has pledged 66.2% of all its ownership in KPN Global Carrier Services, a wholly-owned subsidiary based in The Netherlands, as collateral for the revolving credit facility. Pursuant to the terms of the Loan Agreement, we may use the proceeds solely as (i) working capital, (ii) to fund our general business requirements, and (iii) to fund the dividend paid by us in connection with the transaction with KPN.

        Subsequent to December 31, 2007, we signed a non-binding term sheet with Silicon Valley Bank to initate the process of amending the Loan Agreement to expand our borrowing capability from $35.0 million to $50.0 million.

        At December 31, 2007, we had $25.0 million in borrowings outstanding and had issued outstanding standby letters of credit of $2.9 million under the Loan Agreement.

iBasis, Inc.

Notes to Consolidated Financial Statements (Continued)

(12) Accrued Restructuring Costs

        At December 31, 2007, we had accrued restructuring costs of $1.7 million, which consisted of $0.7 million remaining in future payment obligations relating to a terminated New York City facility lease and $1.0 million of costs accrued for future lease obligations for certain vacant leased facilities, net of future sublease payments. Payments of these restructuring costs will be made through February 2011.

        A summary of accrued restructuring costs is as follows:

(In thousands)	Future Payment Obligation on Lease Termination	Contractual Lease Obligations Relating to Vacant Facilities	Total
Acquisition of acquired company liability	$771	$1,119	$1,890
Cash payments	(51)	(132)	(183)

Balance, December 31, 2007	$720	$987	$1,707

Current portion, included in accrued expenses			$764
Long-term portion, included in other long-term liabilities			943

Total			$1,707

(13) Pensions and Postretirement Plans

        Substantially all employees of KPN GCS are participants in various defined benefit pension plans and defined contribution plans administered and sponsored by Royal KPN. Benefits under the pension plans are based primarily on years of service and employees' compensation. The majority of the pension expenses relate to pension plans in The Netherlands and the United States.

        These consolidated financial statements reflect the defined benefit plans on a multi-employer basis in accordance with SFAS 87. As such, Royal KPN allocated costs associated with the pension plans to KPN GCS based upon a ratio of weighted pensionable income for service costs and allocates costs associated with other components of pension expense, such as interest costs, amortization of actuarial gains/losses, etc., based on projected benefit obligations relative to the total projected benefit obligation of the plans.

        Pension expense allocated to KPN GCS from Royal KPN for its employees participating in Royal KPN pension plans was approximately $0.1 million, $0.4 million, and $0.7 million, for the years ended December 31, 2007, 2006 and 2005, respectively.

        Dutch employees of Royal KPN are also eligible for early retirement benefits. This plan is accounted for in accordance with FAS 87 (as amended by FAS 158). The early retirement plan is neither funded nor insured through a third party, but is paid directly by KPN GCS to the early retirement employees. Royal KPN allocated early retirement expenses (service costs, interest costs, prior service costs, and actuarial gains and losses) to KPN GCS based on a ratio of service costs relating to its employees relative to the Royal KPN early retirement costs. Until September 30, 2007, Royal KPN allocated the early retirement provision to KPN GCS based on a ratio of the projected

iBasis, Inc.

Notes to Consolidated Financial Statements (Continued)

(13) Pensions and Postretirement Plans (Continued)

benefit obligation relating to its employees relative to Royal KPN's projected benefit obligation. Early retirement expenses were $2,000, $62,000 and $71,000, for the years ended December 31, 2007, 2006 and 2005, respectively.

        As a result of the closing of the KPN Transaction on October 1, 2007, the liability relating to early retirement obligations is no longer being allocated to us by Royal KPN. Accordingly, there was no obligation for early retirement benefits in our consolidated balance sheet as of December 31, 2007. At December 31, 2006, the total liability relating to early retirement obligations was $1.2 million, of which $1.0 million was included in long-term liabilities.

(14) Commitments and Contingencies

Commitments

        We lease our administrative and operating facilities, which expire at various dates through 2018. The future approximate minimum lease payments under such operating leases as of December 31, 2007 consist of the following:

Year ended December 31,	(in thousands)
2008	$2,898
2009	1,916
2010	867
2011	395
2012	280
Thereafter	1,810

Total future minimum lease payments	$8,166

        At December 31, 2007, we had commitments with certain telecommunications carriers for the termination of minutes for the year ended December 31, 2008 totaling $17.6 million. In addition, interest payments on our bank borrowings outstanding at December 31, 2007 of $25.0 million are estimated to be $1.9 million for the year ended December 31, 2008 and $1.4 million for the year ended December 31, 2009, based on market rates as of December 31, 2007. As of December 31, 2007, we did not have any other material purchase obligations, or other material long-term commitments reflected on our consolidated balance sheet.

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

iBasis, Inc.

Notes to Consolidated Financial Statements (Continued)

(14) Commitments and Contingencies (Continued)

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

        We cannot estimate potential losses, if any, from these matters or whether, in light of our insurance coverage, any loss would be material to our financial condition, results of operations or cash flows. As such, no amounts have been accrued as of December 31, 2007.

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

iBasis, Inc.

Notes to Consolidated Financial Statements (Continued)

(14) Commitments and Contingencies (Continued)

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

        On May 10, 2007, the United States District Court for the District of Massachusetts entered orders consolidating the above derivative actions under Civil Action No. 06-12276-DPW. On June 15, 2007, the Plaintiffs filed a consolidated complaint. On August 24, 2007, we filed a motion to dismiss all of the claims asserted in the consolidated complaint. After hearing oral argument on our motion to dismiss on November 28, 2007, the Court issued a Memorandum and Order on December 4, 2007, in which the Court concluded that there was no basis for federal court jurisdiction over the case. Specifically, the Court ruled that the plaintiffs had failed to state a claim under federal law because: (1) the plaintiffs' claims under Section 14 of the Securities Exchange Act were barred by the statute of repose and inadequately pled loss causation; and (2) there is no private right of action under Section 304 of the Sarbanes-Oxley Act. Since these federal claims were the sole grounds for plaintiffs' claim to federal court jurisdiction in their Consolidated Complaint, and the case was at an early stage in the litigation process, the Court also declined to exercise supplemental jurisdiction over the plaintiffs' remaining state law claims. Accordingly, the Court issued a formal order dismissing the entire action on December 5, 2007.

        On December 19, 2007, the plaintiffs filed a motion asking the Court to reconsider and amend its prior judgment, in which plaintiffs sought to premise their claim to federal jurisdiction alternatively on diversity of citizenship between the plaintiffs and defendants in the consolidated action. On January 11, 2008, we filed an opposition to that motion. On January 31, 2008, the plaintiffs filed a reply brief after

iBasis, Inc.

Notes to Consolidated Financial Statements (Continued)

(14) Commitments and Contingencies (Continued)

having received the Court's leave to do so. The Court has not yet ruled on the plaintiffs' motion for reconsideration.

        We announced on October 20, 2006, that we were contacted by the SEC as part of an informal inquiry and we further disclosed on March 29, 2007, on our Current Report on Form 8-K, that the SEC had notified us that we would be receiving a formal order of investigation relating to our stock option practices. On April 13, 2007, we received the formal order of investigation. The SEC investigation seeks documents and information from us relating to the grant of our options from 1999 through 2007. The SEC has taken testimony from individuals including certain of our current and former officers and directors and expect that the SEC may seek the testimony of additional individuals during the first half of 2008. We are cooperating fully with the SEC investigation that is ongoing. There is no assurance that other regulatory inquiries will not be commenced by other U.S. federal, state or other regulatory agencies.

        We cannot estimate the amount of losses, if any, from these matters, or whether any loss would be material to our financial condition, results of operations or cash flows. As such, no amounts have been accrued as of December 31, 2007.

Regulatory Proceedings

        On June 30, 2006, the Federal Communications Commission ("FCC") issued an order requiring providers of prepaid calling cards that utilize Internet Protocol to contribute to the Universal Service Fund ("USF") and pay access charges and other regulatory fees both in the future and for some prior period of time. In connection with our Retail business, we plan to absorb or pass along such future fees, to the extent permitted by law. We filed an appeal of the retroactive aspect of the FCC Order with the United States Court of Appeals in Washington, D.C. Following oral arguments before the United States Court of Appeals in early October 2007, the Court issued a decision in early December 2007 denying our appeal of the retroactive aspect of the FCC Order. As a result of this decision, as of December 31, 2007, we estimate that the maximum potential retroactive USF charge relating to our Retail business prior to the effective date of the FCC Order of October 31, 2006 would be approximately $3.2 million, of which we previously accrued $0.6 million for the period of July 1, 2006 to October 31, 2006. As such, we have recorded an additional charge in the amount of $2.6 million in the fourth quarter of 2007 and will have to fund these retroactive fees in the future.

Sub-Distributor Action

        On September 20, 2007, J & J Communications ("J&J"), a sub-distributor of calling cards distributed through iBasis distributor Abdul Communications ("Abdul"), amended a complaint filed in the United States District Court for the District of Maryland against Abdul, to add iBasis and PCI, a wholesale calling-card provider ("PCI"), as defendants in the matter. The complaint asserts that J&J has lost and continues to lose money because iBasis and PCI deactivated calling cards for which J&J allegedly paid. J&J is seeking in excess of one million dollars, plus punitive damages, attorneys fees and litigation costs based on a variety of claims against Abdul, iBasis, and PCI, predicated on contractual theories, various torts, and an alleged violation of §201 of the Communications Act. With respect to iBasis, J&J alleges both direct liability and vicarious liability, for its alleged status as principal in an alleged agency relationship with Abdul. iBasis responded to the amended complaint through an answer and motion to dismiss on February 8, 2008.

iBasis, Inc.

Notes to Consolidated Financial Statements (Continued)

(14) Commitments and Contingencies (Continued)

        We cannot estimate the amount of losses, if any, from this matter, or whether any loss would be material to our financial condition, results of operations or cash flows. As such, no amount has been accrued as of December 31, 2007.

Other Matters

        We are also party to suits for collection, related commercial disputes, claims by former employees, claims related to certain taxes, claims from carriers and foreign service partners over reconciliation of payments for circuits, Internet bandwidth and/or access to the public switched telephone network, and claims from estates of bankrupt companies alleging that we received preferential payments from such companies prior to their bankruptcy filings. Our employees have also been named in proceedings arising out of business activities in foreign countries. We intend to prosecute vigorously claims that we have brought and employ all available defenses in contesting claims against us, or our employees. Nevertheless, in deciding whether to pursue settlement, we will consider, among other factors, the substantial costs and the diversion of management's attention and resources that would be required in litigation. In light of such costs, we have settled various and in some cases similar matters on what we believe have been favorable terms which did not have a material impact our financial position, results of operations, or cash flows. The results or failure of any suit may have a material adverse affect on our business. We cannot estimate the amount of losses, if any, from these matters, or whether any loss would be material to our financial condition, results of operations or cash flows. As such, no amounts have been accrued as of December 31, 2007.

(15) Related Party Transactions

Framework Services Agreement

        As required by and in anticipation of the closing of the KPN Transaction, KPN GCS entered into a Framework Services Agreement with KPN in June 2006. Under these agreements, revenues earned and costs incurred from KPN changed to primarily reflect market prices.

        Pursuant to the Framework Services Agreement:

  •
  KPN appointed KPN GCS as a preferred supplier of mobile services for KPN and all their affiliates and subsidiaries; and

  •
  KPN appointed KPN GCS as its exclusive provider for international direct dialing, ISDN and Inmarsat services for all international telephone and fax traffic originating from or carried over KPN's fixed networks.

        The Framework Services Agreement has a ten-year term, which is automatically extended for subsequent one-year periods unless either party provides at least three months written notice prior to the end of the then current term. The Framework Services Agreement includes:

  •
  A Service Agreement for International Direct Dial Services and ISDN Services: KPN GCS provides international direct dialing, ISDN and Inmarsat services for international telephone and fax traffic over KPN's fixed network at a price equal to the expected cost of providing services which is determined in advance of the period plus a margin as set forth in the agreement at declining rates through the year 2010. Thereafter, margins shall be negotiated each year.

iBasis, Inc.

Notes to Consolidated Financial Statements (Continued)

(15) Related Party Transactions (Continued)

  •
  A Service Agreement for Management Fee for Shared Services: KPN GCS and KPN will share the following: financial services, human resources, legal services, IT systems, office space, insurance premiums, and administrative and professional support services.

  •
  A Service Agreement for Transmission Path Services: The parties agreed upon certain measurable performance parameters for specific activities relating to various transmission path services that KPN provides to KPN GCS. In addition, the parties also agreed to certain specified service deliverables that KPN GCS is to provide as a system provider and service provider to KPN.

  •
  A Service Agreement for IT System Support and Maintenance: The parties agreed upon certain measurable performance parameters for the support and maintenance services that KPN provides to certain information technology ("IT") systems of KPN GCS, including: service provisioning, IT architecture, pricing arrangements for IT maintenance and support, key performance indicators, operational procedures for user incidents, settlement and reporting procedures and other detailed operational IT maintenance and support related specifications.

  •
  A Service Agreement for National Transmission Backbone: The parties agreed upon certain performance, financial, and reporting parameters for KPN's delivery and maintenance of backbone transmission capacity between the international domain and the national domain for KPN GCS.

  •
  A Service Agreement for Support and Maintenance for Technical Infrastructure: The parties agreed upon certain performance, reporting, and financial parameters relating to maintenance and support of the technical infrastructure that KPN provides to KPN GCS. These maintenance and support activities include: capacity management, innovation, delivery of signaling services, and network maintenance.

        Prior to the Framework Services Agreement, KPN GCS entered into agreements with KPN and its affiliates and subsidiaries for the sale of international wholesale minutes and the provision of corporate administrative services. The agreements for the sale and purchase of traffic from and to KPN and its affiliates and subsidiaries were made annually and reviewed periodically. These agreements were based on the internal pricing policies of KPN and relevant regulatory requirements. These historical internal pricing policies were not necessarily indicative of the prices KPN GCS would have paid or received had KPN GCS been a stand alone company.

Intellectual Property Cross-Licenses

        In connection with the closing of the KPN Transaction, iBasis entered into an Intellectual Property License Agreement with Royal KPN. Pursuant to the agreement, iBasis has been granted a worldwide, non-transferable, and non-exclusive license to use Royal KPN's portfolio of patents and certain other Royal KPN intellectual property, and Royal KPN has been granted a worldwide, non-transferable, and non-exclusive license to use iBasis' portfolio of patents.

Revenue and Data and Telecommunication Costs

        Revenue from KPN and its subsidiaries amounted to $197.3 million, $209.2 million, and $249.5 million for the years ended December 31, 2007, 2006 and 2005, respectively, and is reported in Net revenue from related parties in the Consolidated Statement of Operations.

iBasis, Inc.

Notes to Consolidated Financial Statements (Continued)

(15) Related Party Transactions (Continued)

        Under the Framework Services Agreement that was established in June 2006, there was a reduction in price for the termination of international voice traffic coming from the retail organization of KPN, compared to the prior pricing model in effect. As a result, net revenue from related parties decreased approximately $31.4 million in the period from June 2006 through December 31, 2006. Costs also decreased as a result of lower prices for national and international transmission (approximately $0.9 million) and corporate services (approximately $5.0 million) over the same period due the pricing under the Framework Services Agreement, compared to the prior pricing model in effect. In April 2005, the KPN internal pricing model was adjusted as a result of organizational changes at Royal KPN, resulting in an increase in Net revenue from related parties, and a decrease in data and telecommunication costs—related parties.

        Data and telecommunication costs purchased from KPN and its subsidiaries amounted to $114.2 million, $134.3 million and $138.6 million for the years ended December 31, 2007, 2006 and 2005, respectively, and is reported in Data and telecommunications costs—related parties in the Consolidated Statement of Operations. These costs relate to services for the procurement and transmission of sending and receiving traffic (provided to KPN GCS by KPN and its subsidiaries). Agreements between KPN GCS and KPN and its subsidiaries for the sale of wholesale international minutes were made at various prices and quantities.

Allocated expenses

        Historically, KPN GCS relied on KPN for a substantial part of its operational and administrative support, for which it was allocated costs primarily consisting of costs for centralized research, legal, human resources, payroll, accounting, employee benefits, facilites, insurance, information technology, telecommunications, treasury and other corporate and infrastructure costs. These expenses were allocated based on the ratio of KPN GCS revenue, operating expenses, and number of employees compared to comparable revenue, operating expenses, and number of employees of KPN, as appropriate for each cost category. However, these allocated expenses did not necessarily reflect the utilization of services provided to or the benefits received by KPN GCS.

        Engineering and network operations expenses include allocated costs from KPN, which were $8.4 million, $8.9 million and $11.4 million for the years ended December 31, 2007, 2006 and 2005, respectively.

        Selling, general and administrative expenses include allocated corporate and divisional costs from KPN, which were $13.3 million, $20.8 million and $19.9 million for the years ended December 31, 2007, 2006 and 2005, respectively.

        There has been no allocation of interest expense from KPN as there is no debt specific to KPN GCS.

Working Capital and Debt Adjustments related to KPN Transaction

        In accordance with the Share Purchase Agreement for the KPN Transaction, a post-closing adjustment was required if (i) iBasis' working capital was lower than or exceeded $37,100,000; (ii) iBasis' debt exceeded or was lower than $2,900,000; (iii) the combined working capital deficit of KPN GCS was lower than or exceeded ($6,100,000); and/or (iv) the combined debt of KPN GCS exceeded $0, as of the date of the closing of the KPN Transaction. Based on iBasis's balance sheet

iBasis, Inc.

Notes to Consolidated Financial Statements (Continued)

(15) Related Party Transactions (Continued)

position on the date of the closing of the KPN Transaction, working capital was $13,353,000 less than the specified level of $37,100,000, and debt was $1,776,000 less than the specified level of $2,900,000. As a result, a payment of $11,577,000 is due to KPN from iBasis. Based on KPN GCS's balance sheet position on the date of the closing of the KPN Transaction, working capital deficit was less than the specified level of ($6,100,000) by $3,945,000 and debt was at the specified level of $0. As a result, a payment of $3,945,000 is due to KPN from iBasis. The total amount of $15,522,000 due to KPN will be paid by iBasis in three successive quarterly installments beginning in the first quarter of 2008.

Accounts Payable and Accounts Receivable to Related Parties

        As of December 31, 2007, we had accounts payable to KPN and its subsidiaries of $11.8 million and this amount is reflected in Accounts payable—related parties on the Consolidated Balance Sheets. This balance includes the $15.5 million due to KPN for the post-closing working capital and debt adjustments of iBasis and KPN GCS. As of December 31, 2006, we had accounts receivables from KPN and its subsidiaries of $33.8 million and this amount is reflected in Accounts receivable from related parties on the Consolidated Balance Sheets.

(16) Stockholders' Equity

Authorized Capital Stock

        We have authorized for issuance 170 million shares of common stock, $0.001 par value per share.

        We also have authorized for issuance 15 million shares of preferred stock, $0.001 par value per share. There are no shares of preferred stock issued or outstanding.

Stock Incentive Plan

        At the Annual Meeting of Shareholders held on September 27, 2007, the shareholders of iBasis, Inc. approved the adoption of the iBasis, Inc. 2007 Stock Plan. The 2007 Stock Plan authorizes the grant of up to 3,500,000 shares of common stock for the issuance of stock options, restricted and unrestricted stock awards and other stock-based awards to employees, consultants and directors of iBasis. Under the terms of the 2007 Stock Plan, the exercise price of options granted shall be determined by the Board of Directors and for ISOs shall not be less than fair market value of our Common Stock on the date of grant. Options vest quarterly in equal installments over four years, provided that no options shall vest during the employees' first year of employment. The expiration date of each stock option shall be determined by the Board of Directors, but shall not exceed 10 years from the date of grant. The newly adopted 2007 Stock Plan replaces the iBasis, Inc. Amended and Restated 1997 Stock Incentive Plan, which expired on August 11, 2007. Pursuant to the terms of the Amended and Restated 1997 Stock Incentive Plan, all outstanding options under such plan will remain in effect until they expire by their terms.

iBasis, Inc.

Notes to Consolidated Financial Statements (Continued)

(16) Stockholders' Equity (Continued)

Warrants

        At December 31, 2007, we had the following warrants to purchase shares of our common stock outstanding:

	Shares Outstanding	Exercise Price Per share
	(In thousands)
Warrant issued in conjunction with the issuance of iBasis secured notes in 2003	98	$1.95
Warrant issued for investment banking services in connection with private equity placement of iBasis in September 2004	366	6.30
Warrant issued for investment banking advisory services for iBasis in 2006	67	9.00

Total warrants outstanding	531

(17) Summary of Quarterly Information (Unaudited)

        The following table reflects our quarterly results of operations for the years ended December 31, 2007 and 2006.

Year Ended December 31, 2007	First Quarter(1)	Second Quarter(1)	Third Quarter	Fourth Quarter	Total Year
Total net revenue	$178,550	$193,684	$215,679	$350,645	$938,558
Total costs and operating expenses	170,867	182,508	210,002	350,377	913,754

Income from operations	7,683	11,176	5,677	268	24,804
Net income (loss)	$5,639	$8,357	$4,146	$(2,019)	$16,123

Basic and diluted net income (loss) per share	$0.14	$0.21	$0.10	$(0.03)	$0.33

Year Ended December 31, 2006	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
Total net revenue	$206,183	$208,052	$210,445	$189,509	$814,189
Total costs and operating expenses	187,098	196,972	201,926	166,717	752,713

Income from operations	19,085	11,080	8,519	22,792	61,476

Net income	$14,038	$7,093	$6,186	$15,173	$42,490

Basic and diluted net income per share	$0.35	$0.18	$0.15	$0.38	$1.06

(1)
First quarter 2007 costs and operating expenses and income from operations has been revised for $1.3M of costs that were previously capitalized that should have been expensed. Included in this amount is $964,000 of costs related to the year ended December 31, 2006 that were corrected in the first quarter of 2007. This adjustment reduced net income by $1.0 million and basic and diluted net income per share by $0.02. Second quarter 2007 costs and operating expenses and income from

iBasis, Inc.

Notes to Consolidated Financial Statements (Continued)

(17) Summary of Quarterly Information (Unaudited) (Continued)

  operations has also been revised for $357,000 of costs that were previously capitalized that should have been expensed. This adjustment reduced net income by $266,000 and basic and diluted net income per share by $0.01 per share.

(18) Foreign Currency Translation of Historical KPN GCS Financial Statements

        The historical KPN GCS financial statements were denominated in Euros, the reporting currency of KPN GCS. The financial statements were translated into US dollars for inclusion in this Form 10-K.

Item 9.    Change in and Disagreements with Accountants on Accounting and Financial Disclosure

        None

Item 9A.    Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

        We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's reports under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as the Company's are designed to do, and management necessarily was required to apply its judgment in evaluating the risk related to controls and procedures.

        In connection with the preparation of this Annual Report on Form 10-K, as of December 31, 2007, an evaluation was performed under the supervision and with the participation of our management, including the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2007.

Management's Report on Internal Control Over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act.

        Management has excluded KPN GCS from its assessment of internal control over financial reporting as of December 31, 2007 because it was acquired in a purchase business combination that was accounted for as a reverse acquisition of the Company during 2007. KPN GCS' total assets and total revenues represent or 30% and 85%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2007.

        Our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control—Integrated Framework. Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2007 based on the criteria set forth by COSO in Internal Control—Integrated Framework.

        Our independent registered public accounting firm, PricewaterhouseCoopers LLP, has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2007, which appears herein.

Changes in Internal Control Over Financial Reporting

        There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

        Not applicable

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

        Information required by this item regarding our directors, executive officers and corporate governance matters may be found in iBasis's Proxy Statement relating to iBasis's 2008 Annual Meeting of Stockholders [] (the "2008 Proxy Statement") and is incorporated herein by reference. Information relating to compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, may be found under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the 2008 Proxy Statement and is incorporated herein by reference.

Item 11.    Executive Compensation

        The information required by this item is included under the captions "Executive Officers and Executive Compensation," "Compensation Committee Interlocks and Insider Participation," "Compensation Committee Report" and "Executive Compensation" in the 2008 Proxy Statement and incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information required by this item is included under the caption "Security Ownership of Certain Beneficial Owners and Management" in the 2008 Proxy Statement and is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        The information required by this item is included under the captions "Certain Relationships and Related Transactions" and "Director Independence" in the 2008 Proxy Statement and is incorporated herein by reference

Item 14.    Principal Accountant Fees and Services

        The information required by this item is included under the caption"Independent Public Accountants" in the 2008 Proxy Statement and is incorporated herein by reference.

PART IV

Item 15.    Exhibits, Financial Statements and Schedules

        (a)(1) Financial Statements:

        We have filed the following documents as part of this Annual Report on Form 10-K:

        (2) Index to Financial Statements Schedules: All financial statement schedules have been omitted because the required information is included in our consolidated financial statements, or the related notes, or is not applicable.

        (3) Index to Exhibits:

Exhibit Number	Description
2.1	Share Purchase and Sale Agreement between the Registrant and KPN B.V. (formerly KPN Telecom B.V.), dated as of June 21, 2006 (incorporated by reference from Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q filed August 9, 2006 (file no. 000-27127)).
2.1.1	Amendment No. 1 to Share Purchase and Sale Agreement between the Registrant and KPN B.V.dated as of December 18, 2006 (incorporated by reference from Exhibit 10.1 to the Registration's Current Report on Form 8-K filed December 18, 2006 (file no. 000-27127)).
2.1.2	Amendment No. 2 to Share Purchase and Sale Agreement between the Registrant and KPN B.V.dated as of April 27, 2007 (incorporated by reference from Exhibit 10.1 to the Registration's Current Report on Form 8-K filed April 27, 2007 (file no. 000-27127)).
2.1.3	Amendment No. 3 to Share Purchase and Sale Agreement between the Registrant and KPN B.V. dated as of Auguat 1, 2007 (incorporated by reference from Exhibit 10.1 to the Registration's Current Report on Form 8-K filed August 7, 2007 (file no. 000-27127)).
3.1	First Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference from Exhibit 4.1 to the Registrant's Registration Statement on Form S-8 filed on December 21, 2007 (file no. 333-148307)).
3.2	Second Amended and Restated By-Laws of the Registrant (incorporated by reference from Exhibit 3.01 to the Registrant's Current Report on Form 8-K filed on October 5, 2007 (file no. 000-27127) ).
3.2.1	Amendment No. 1 to the Second Amended and Restated By-Laws of the Registrant (incorporated by reference from Exhibit 3.1 to the Registrants's Current Report on Form 8-K filed on November 14, 2007 (file no. 000-27127)).

10.1	Lease, dated January 8, 1999, as amended, between the Registrant and Rodger P. Nordblum and Peter C. Nordblum as Trustees of Northwest Associates under Declaration of Trust dated December 9, 1971 with respect to property located at 20 Second Avenue, Burlington, Massachusetts (incorporated by reference from Exhibit 10.1 to the Registrant's Registration Statement on Form S-1 (file no. 333-85545)).
10.2	Lease, dated as of August 7, 1998, between the Registrant and 111 Eighth Avenue LLC, relating to property located at 111 Eighth Avenue, New York, New York (incorporated by reference from Exhibit 10.3 to the Registrant's Registration Statement on Form S-1 (file no. 333-85545)).
10.3	Lease, dated December 11, 1998 between the Registrant and Downtown Properties L.L.C., with respect to property located at 611 Wilshire Boulevard, Los Angeles, California (incorporated by reference from Exhibit 10.4 to the Registrant's Registration Statement on Form S-1 (file no. 333-85545)).
10.4	Lease, dated October 22, 1999, between the Registrant and Roger P. Nordblom and Peter C. Nordblom, as Trustees of N.W. Building 1 Associates under Declaration of Trust dated November 11, 1984 and filed with the Middlesex South Registry District of the Land Court as Document Number 674807 with respect to property located at 10 Second Avenue, Burlington, Massachusetts (incorporated by reference from Exhibit 10.28 to the Registrant's Registration Statement on Form S-1 (file no. 333-96535)).
10.5	2000 Stock Plan of the Registrant (incorporated by reference from Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed filed on October 5, 2007 (file no. 000-27127)).
10.6	iBasis, Inc. 2007 Stock Plan (incorporated by reference from Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on October 3, 2007 (file no. 000-27127)).
10.7	2007 Executive Officer Bonus Plan (incorporated by reference from Exhibit 10.76 to the Registrant's Quarterly Report on Form 10-Q for the three months ended March 31, 2007 (file no. 000-27127) ).
10.8	Form of Stock Option Agreement under the iBasis, Inc. 2007 Stock Plan (incorporated by reference from Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on October 3, 2007 (file no. 000-27127)).
10.9	Employment Agreement between the Registrant and Ofer Gneezy, dated as of August 11, 1997 (incorporated by reference from Exhibit 10.9 to the Registrant's Registration Statement on Form S-1 (file no. 333-85545)).
10.10	Employment Agreement between the Registrant and Gordon J. VanderBrug, dated as of August 11, 1997. (incorporated by reference from Exhibit 10.10 to the Registrant's Registration Statement on Form S-1 (file no. 333-85545)).
10.11	Offer Letter and Employment Agreement, between the Registrant and Mark S. Flynn, dated January 30, 2007 (incorporated by reference from Exhibit 10.77 to the Registrant's Quarterly Report on Form 10-Q for the three months ended March 31, 2007 (file no. 000-27127)).
10.12	Offer Letter between the Registrant and Edwin van Ierland, dated September 11, 2007 (incorporated by reference from Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the three months ended September 30, 2007 (file no. 000-27127)).
10.13	Offer Letter between the Registrant and Richard Tennant, dated as of September 17, 2001 and Employment Agreement, dated as of September 20, 2001 (incorporated by reference from Exhibit 10.30 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2001 (file no. 000-27127)).

10.14	Offer Letter between the Registrant and Paul Floyd, dated as of April 2, 2001 and Proprietary Information and Inventions Agreement dated April 12, 2001 (incorporated by reference from Exhibit 10.31 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2001 (file no. 000-27127)).
10.15	First Amended and Restated Registration Rights Agreement, dated as of July 12, 1999, among the Registrant and the holders of the capital stock of the Registrant who become parties thereto (incorporated by reference from Exhibit 10.17 to the Registrant's Registration Statement on Form S-1 (file no. 333- 85545)).
10.16	Warrant and Registration Rights Agreement, dated January 29, 2003, by and among iBasis, Inc. and U.S. Bank National Association, as Collateral Agent (incorporated by reference from Exhibit 4.3 to the Registrant's Current Report on Form 8-K dated January 30, 2003 (file no. 000-27127)).
10.17	Second Amended and Restated Loan and Security Agreement dated October 2, 2007, evidenced by, among other documents, a certain Second Amended and Restated Loan and Security Agreement dated as of October 2, 2007 between iBasis, Inc. and Silicon Valley Bank (incorporated by reference from Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated October 2, 2007 (file no. 000-27127)).
10.18	Form of Common Stock Purchase Warrant issued by the Registrant pursuant to the terms of the Securities Purchase Agreement, dated as of September 24, 2004, by and among the Registrant and the Purchasers (as defined therein) to each of the Purchasers (incorporated by reference from Exhibit 10.3 to the Registrant's Current Report on Form 8-K dated September 24, 2004 (file no. 000-27127)).
10.19	Common Stock Purchase Warrant issued by the Registrant to Tejas Securities Group, Inc. on September 24, 2004. (incorporated by reference from Exhibit 10.70 to the Registrant's Form S-1, filed October 18, 2004 (file no. 333-119796)
10.20	Registration Rights Agreement dated as of October 1, 2007, between iBasis, Inc. and KPN B.V. (incorporated by reference from Exhibit 4.01 to the Registrant's Current Report on Form 8-K, filed October 5, 2007 (file no. 333-27127)).
10.21	Second Amended and Restated Loan and Security Agreement dated October 2, 2007 between iBasis, Inc. and Silicon Valley Bank (incorporated by reference from Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on October 9, 2007 (file no. 000-27127)).
21.1	Significant Subsidiaries of the Registrant.
23.1	Consent of Independent Registered Public Accounting Firm.
23.2	Consent of Independent Registered Public Accounting Firm.
31.1	Certificate of iBasis, Inc. Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certificate of iBasis, Inc. Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certificate of iBasis, Inc Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certificate of iBasis, Inc Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

iBASIS, INC.
March 14, 2008	By:	/s/ OFER GNEEZY Ofer Gneezy President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Name	Title	Date

/s/ OFER GNEEZY Ofer Gneezy	President and Chief Executive Officer and Director (Principal Executive Officer)	March 14, 2008
/s/ GORDON VANDERBRUG Gordon J. VanderBrug	Executive Vice President and Director	March 14, 2008
/s/ RICHARD TENNANT Richard G. Tennant	Senior Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)	March 14, 2008
/s/ EELCO BLOK Eelco Blok	Director	March 14, 2008
/s/ ROBERT BRUMLEY Robert H. Brumley	Director	March 14, 2008
/s/ CHARLES CORFIELD Charles N. Corfield	Director	March 14, 2008
/s/ JOOST FARWERCK Joost Farwerck	Director	March 14, 2008
/s/ W. FRANK KING W. Frank King	Director	March 14, 2008