Form 10-Q
period 2008-03-31
IBASIS INC
filed 2008-05-08
CIK 1091756

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
OR
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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, par value $0.001 per share, as of April 30, 2008                75,005,095

iBASIS, INC.

Part I—Financial Information

Item 1.    Financial Statements

iBasis, Inc.

Condensed Consolidated Balance Sheets

(unaudited)

	March 31, 2008	December 31, 2007
	(in thousands, except per share data)
Assets
Cash and cash equivalents	$71,661	$63,735
Short-term marketable investments	—	1,999
Accounts receivable and unbilled revenue—external parties, net of allowance for doubtful accounts of $5,978 and $12,924, respectively	198,640	204,883
Prepaid expenses and other current assets	10,815	4,687

Total current assets	281,116	275,304
Property and equipment, net	37,232	34,966
Other assets	2,026	7,008
Intangible assets, net	89,957	93,800
Goodwill	248,795	248,795

Total assets	$659,126	$659,873

Liabilities and Stockholders' Equity
Accounts payable—external parties	$117,595	$135,060
Accounts payable—related parties	7,781	11,839
Accrued expenses	153,764	136,903
Deferred revenue	9,860	11,503
Current portion of long-term debt	1,032	755

Total current liabilities	290,032	296,060
Long-term debt, net of current portion	30,889	25,000
Deferred income taxes	2,706	2,942
Other long-term liabilities	1,190	1,381

Total liabilities	324,817	325,383

Stockholders' equity:
Common stock, $0.001 par value, authorized—170,000 shares; issued—76,074 and 75,912 shares, respectively	76	76
Additional paid-in capital	335,590	333,278
Treasury stock at cost; 1,069 and 1,069 shares, respectively	—	—
Accumulated other comprehensive income	2,734	3,155
Accumulated deficit	(4,091)	(2,019)

Total stockholders' equity	334,309	334,490

Total liabilities and stockholders' equity	$659,126	$659,873

The accompanying notes are an integral part of these condensed consolidated financial statements.

iBasis, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended March 31,
	2008	2007
	(in thousands, except per share data)
Net revenue—external parties	$274,669	$136,072
Net revenue—related parties	50,234	42,478

Total net revenue	324,903	178,550

Costs and operating expenses:
Data communications and telecommunications—external parties (excluding depreciation and amortization)	266,379	134,565
Data communications and telecommunications—related parties (excluding depreciation and amortization)	23,119	28,227
Engineering and network operations expenses	6,628	1,780
Selling, general and administrative expenses	19,821	3,783
Merger related expenses	—	1,321
Depreciation and amortization	7,231	1,191

Total costs and operating expenses	323,178	170,867

Income from operations	1,725	7,683
Interest income	440	61
Interest expense	(883)	(186)
Foreign exchange gain (loss), net	(251)	38

Income before provision for income taxes	1,031	7,596
Provision for income taxes	3,103	1,957

Net income (loss)	$(2,072)	$5,639

Net income (loss) per share:
Basic	$(0.03)	$0.14
Diluted	$(0.03)	$0.14
Weighted average common shares outstanding:
Basic	74,952	40,121
Diluted	74,952	40,121

The accompanying notes are an integral part of these condensed consolidated financial statements.

iBasis, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended March 31,
	2008	2007
	(in thousands)
Cash flows from operating activities:
Net income (loss)	$(2,072)	$5,639
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	7,231	1,191
Stock-based compensation	579	19
Changes in assets and liabilities:
Accounts receivable and unbilled revenue—external parties	6,243	6,350
Accounts receivable—related parties	—	(8,242)
Prepaid expenses and other current assets	(6,128)	(5,131)
Other assets	(18)	—
Accounts payable—external parties	(17,465)	(12,392)
Accounts payable—related parties	(2,643)	—
Accrued expenses	17,184	1,629
Deferred revenue	(1,643)	—
Long-term deferred income taxes	(236)	—
Other long-term liabilities	(191)	(471)

Net cash provided by (used in) operating activities	841	(11,408)
Cash flows from investing activities:
Purchases of property and equipment	(5,654)	—
Maturities of available-for-sale short-term marketable investments	1,999	—
Decrease in other long-term assets	5,000	—

Net cash provided by investing activities	1,345	—

Cash flows from financing activities:
Bank borrowings	5,000	—
Proceeds from capital lease financing	1,731	—
Proceeds from exercises of common stock options	336	—
Payments of principal on capital lease obligations	(565)	—
Dividend payment related to warrant exercise	(323)	—

Net cash provided by financing activities	6,179	—

Effect of exchange rate changes on cash and cash equivalents	(439)	86
Net increase (decrease) in cash and cash equivalents	7,926	(11,322)
Cash and cash equivalents, beginning of period	63,735	22,411

Cash and cash equivalents, end of period	$71,661	$11,089

Supplemental disclosure of cash flow information:
Interest paid	$527	$—
Taxes paid	$2,325	$26
Supplemental disclosure of non-cash financing activities:
Common stock issued in exchange for cashless warrant exercise	$192	$—
Contribution to equity for forgiveness of costs billed by related party	$1,297	$—
Contribution to equity for expenses paid directly by related party	$118	$—
Software licenses acquired under long-term financing arrangement	$1,731	$—

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

        On October 8, 2007, iBasis paid a dividend in the aggregate amount of $113 million at a rate of $3.28 per share to each of its shareholders on the record date of September 28, 2007, the trading date immediately prior to the closing date of the KPN Transaction. In addition, holders of outstanding warrants to purchase our common stock will be entitled to receive a cash payment upon the future exercise of these warrants equal to the dividend amount that would have been payable if the warrants had been exercised immediately prior to the record date of the dividend. As of March 31, 2008, iBasis had warrants outstanding to purchase approximately 432,000 shares of its common stock. In connection with the payment of the dividend to shareholders, we also increased the number of shares subject to unexercised stock options and decreased the exercise price of these stock option grants to preserve their value.

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

        Although iBasis acquired all of the outstanding capital stock of KPN GCS, after the closing of the transaction, KPN holds a majority of the outstanding common stock of iBasis and KPN's designees are expected to represent, at a future date, a majority of the Company's board of directors. Accordingly, for accounting and financial statement purposes, the KPN Transaction has been treated as a reverse acquisition of iBasis by KPN GCS under the purchase method of accounting and the financial results of KPN GCS have become the historical financial results of the combined company and replace the historical financial results of iBasis as a stand-alone company. Thus, the results of operations and cash flows for the three months ended March 31, 2007 include the results of KPN GCS only.

        Under the purchase method of accounting, the tangible and identifiable intangible assets and liabilities of iBasis were, as of October 1, 2007, recorded at their fair value. We recorded an amount for goodwill of $249 million which represents the difference between the deemed purchase price of iBasis and the fair value of the Company's identifiable net assets.

iBasis, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

(1) Business and Presentation (Continued)

        In accordance with the Share Purchase Agreement for the KPN Transaction, a post-closing adjustment was required if (i) iBasis' working capital was lower than or exceeded $37.1 million; (ii) iBasis' debt exceeded or was lower than $2.9 million; (iii) the combined working capital deficit of KPN GCS was lower than or exceeded ($6.1) million; and/or (iv) the combined debt of KPN GCS exceeded $0, as of the date of the closing of the KPN Transaction. Based on iBasis' balance sheet position on the date of the closing of the KPN Transaction, working capital was $13.4 million less than the specified level of $37.1 million, and debt was $1.8 million less than the specified level of $2.9 million. As a result, a payment of $11.6 million is due to KPN from iBasis. Based on KPN GCS's balance sheet position on the date of the closing of the KPN Transaction, working capital deficit was less than the specified level of ($6.1) million by $3.9 million and debt was at the specified level of $0. As a result, a payment of $3.9 million is due to KPN from iBasis. Subsequently, KPN forgave $1.3 million in expenses incurred by KPN GCS since the closing of the KPN Transaction. As a result, the amount due to KPN has been reduced by this amount and was recorded as a contribution to equity. These expenses have been recorded in our results of operations. The total amount of $14.2 million due to KPN will be paid by iBasis in three successive quarterly installments through the third quarter of 2008, with interest at the rate of 6% per annum. The first payment of $3.9 million to KPN was made in early May 2008.

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

        Our operations consist of our wholesale trading business ("Wholesale Trading"), revenue from traffic we terminate for KPN and its affiliates ("Outsourced from KPN"), and our retail services business ("Retail"). In our Wholesale Trading business we receive voice and fax traffic from buyers—originating carriers who are interconnected to either the iBasis VoIP network or the KPN GCS fixed line network, and we route that traffic to sellers—local carriers in the destination countries with whom we have established agreements to manage the completion or termination of the call. For customers

iBasis, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

(1) Business and Presentation (Continued)

interconnected to our VoIP network, we route these calls over the Internet to local carriers in the destination countries. Our VoIP network uses proprietary, patented technology to automate the selection of routes and termination partners based on a variety of performance, quality, and business metrics. We have call termination agreements with local service providers in North America, Europe, Asia, the Middle East, Latin America, Africa and Australia. Our Outsourced from KPN business consists of traffic we terminate for KPN and its affiliates for international wholesale voice services and international direct dialing for calls originating or terminating in The Netherlands. Our Retail business consists of retail prepaid calling cards which are marketed through distributors primarily to ethnic communities within major metropolitan markets in the U.S., and our prepaid calling service, Pingo®, offered directly to consumers and businesses through an Internet website on a prepaid basis.

TDC Transaction

        On April 1, 2008, we acquired the international wholesale voice business of TDC, the leading telecommunications carrier in Denmark, as well as certain assets, contracts and employees of TDC's subsidiary in the U.S., TDC Carrier Services U.S., for approximately $10 million in cash. We will also be the exclusive provider of international voice services for TDC under a five year strategic outsourcing arrangement, and TDC will be a preferred partner for terminating traffic sent by us into the Nordic region, consisting of Denmark, Finland, Iceland, Norway and Sweden..

        Approximately 130 non-Nordic international wholesale voice customers, as well as all of TDC's interconnection and bilateral agreements for inbound and outbound international phone calls have been transferred to us. TDC will retain its Nordic customer base and its pan-Nordic reach. The operations of TDC's U.S.-based subsidiary will be fully integrated into the Company.

Presentation

        The unaudited condensed consolidated financial statements presented herein have been prepared by us and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair presentation. Interim results are not necessarily indicative of results for a full year.

        The unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to those rules and regulations, but we believe that the disclosures are adequate to make the information presented not misleading.

        Intercompany balances and transactions with KPN and its other subsidiaries ("related parties") have not been eliminated, but are presented herein as balances and transactions with related parties.

        The historical KPN GCS statement of operations and cash flows for the three months ended March 31, 2007 were denominated in euros, the reporting currency of KPN GCS. These financial statements were converted into U.S. dollars for inclusion in this Quarterly Report on Form 10-Q.

        The three months ended March 31, 2007 costs and operating expenses have been revised for $1.3 million of merger related expenses that were previously capitalized that should have been expensed. Included in this amount is $964,000 of costs related to the year ended December 31, 2006

iBasis, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

(1) Business and Presentation (Continued)

that were corrected in the three months ended March 31, 2007. This adjustment reduced operating income by $1.3 million, net income by $1.0 million, and basic and diluted net income per share by $0.02.

New Accounting Pronouncements

        In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, "Fair Value Measurements", ("SFAS No. 157"). SFAS No. 157 establishes a framework for measuring fair value and requires expanded disclosures regarding fair value measurements. This accounting standard is effective for financial statements issued for fiscal years beginning after November 15, 2007. However, in January 2008, the FASB issued FASB Staff Position FAS 157-b, Effective Date of FASB Statement No. 157 ("FSP FAS 157-b"). FSP FAS 157-b permits entities to elect to defer the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. We have elected to defer the adoption of SFAS No. 157 for those assets and liabilities included in FSP FAS 157-b. The adoption of SFAS No. 157 did not have a material impact on our financial position, results of operations and cash flows for the three months ended March 31, 2008.

        On January 1, 2008, we adopted Statement of Financial Accounting Standards (SFAS) No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities, Including an amendment of FASB Statement No. 115" (SFAS No. 159). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value, which are not otherwise currently required to be measured at fair value. Under SFAS No. 159, the decision to measure items at fair value is made at specified election dates on an instrument-by-instrument basis and is irrevocable. Entities electing the fair value option are required to recognize changes in fair value in earnings and to expense upfront costs and fees associated with the item for which the fair value option is elected. The adoption of SFAS No. 159 did not have a material impact on our financial position, results of operations and cash flows for the three months ended March 31, 2008.

        In December 2007, the FASB issued SFAS No. 141 (revised 2007) ("SFAS No. 141R"), "Business Combinations" and SFAS No. 160 ("SFAS No. 160"), "Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51." SFAS No. 141R will change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. SFAS No. 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS No. 141R and SFAS No. 160 are effective beginning the first fiscal quarter of 2009. Early adoption is not permitted. We are still evaluating what impact the adoption of either SFAS No. 141R or SFAS No. 160 will have on our statements of financial position, results of operations and cash flows.

        In March 2008, the FASB issued SFAS No. 161 ("SFAS No. 161"), "Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133." The standard is intended to enhance the current disclosure framework in Statement 133, Accounting for Derivative Instruments and Hedging Activities. The standard requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008, with early adoption

iBasis, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

(1) Business and Presentation (Continued)

encouraged. We are still evaluating what impact the adoption of SFAS No. 161 will have on our financial position, results of operations and cash flows.

(2) Net income (loss) per share

        Basic and diluted net loss per common share is determined by dividing net loss by the weighted average common shares outstanding during the period. Basic and diluted net income per common share is determined by dividing net income by the weighted average common shares and common equivalent shares outstanding during the period presented. For the three months ended March 31, 2007, as KPN GCS was wholly-owned by KPN prior to October 1, 2007, basic and diluted weighted average shares outstanding is based on the 40.1 million shares issued by iBasis to KPN on the closing of the KPN Transaction.

        The following table summarizes common shares that have been excluded from the computation of diluted weighted average common shares for the three months ended March 31, 2008 because their inclusion would be anti-dilutive:

	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007
	(in thousands)
Options to purchase common shares	4,578	—
Warrants to purchase common shares	432	—

Total	5,010	—

(3) Stock-Based Compensation

        We issue stock options as an equity incentive to employees and non-employee directors under our 2007 Stock Plan (the "2007 Plan"). The stock options we issued under our 2007 Plan are for a fixed number of shares with an exercise price equal to the fair market value of our stock on the date of grant. The employee stock option grants under the 2007 Plan typically vest quarterly in equal installments over four years, provided that no options shall vest during the employees' first year of employment, and have a term of ten years.

        The 2007 Plan replaced the 1997 Stock Incentive Plan, which expired on August 11, 2007. All outstanding stock options granted under the 1997 Stock Incentive Plan will remain in effect until they expire according to their terms.

iBasis, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

(3) Stock-Based Compensation (Continued)

        The following table presents the stock-based compensation expense included in our unaudited condensed consolidated statements of operations:

	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007
	(in thousands)
Stock-based compensation expense:
Engineering and network operations	$145	$—
Selling, general and administrative	434	19

Total stock-based compensation	$579	$19

        During the three months ended March 31, 2008, we granted stock options totaling 1.3 million shares to our directors, officers and employees. The fair value of these stock option awards were estimated using the Black-Scholes model with the following assumptions:

Risk free interest rate	2.62%
Dividend yield	0%
Expected life	6.25 years
Volatility	100%
Fair value of options granted	$3.63

        The risk-free interest rate was based on the U.S. Treasury yield curve in effect at the time of grant. The expected dividend yield of zero is based on the fact that we have no current intention to pay cash dividends. Our estimate of the expected life was based on a combination of the vesting period of four years and the term of ten years for these stock option grants. Our estimate of expected volatility is based on the historical volatility of our common stock over the period which approximates the expected life of the options.

        No income tax benefit was realized from stock option exercises during the three months ended March 31, 2008 and 2007.

(4) Business Segment Information

        During the three months ended March 31, 2008, we operated in two business segments, Trading and Retail. Our Trading business segment includes our Wholesale Trading business and our Outsourced from KPN business. Our Retail business segment consists primarily of our prepaid calling card services and Pingo, our prepaid calling service sold directly to consumers through an Internet website. For the three months ended March 31, 2007, we operated in only one business segment.

        We use net revenue and gross profit, which is net revenue less data communications and telecommunications costs, as the basis for measuring profit or loss and making decisions on our Trading and Retail business segments. We do not allocate our engineering and network operations expenses, selling, general and administrative expenses, and depreciation and amortization between Trading and Retail.

iBasis, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

(4) Business Segment Information (Continued)

        Operating results, excluding interest income and expense, foreign exchange gains or losses, and income tax expense, for our two business segments are as follows:

	Three Months Ended March 31, 2008
	(In thousands)
	Trading	Retail	Total
Net revenue—external parties	$254,096	$20,573	$274,669
Net revenue—related parties	50,234	—	50,234

Total net revenue	304,330	20,573	324,903

Data communications and telecommunication costs—external parties	249,287	17,092	266,379
Data communications and telecommunication costs—related parties	23,119	—	23,119

Total data communications and telecommunications	272,406	17,092	289,498

Gross profit	$31,924	$3,481	35,405

Engineering and network operations expenses			6,628
Selling, general and administrative expenses			19,821
Depreciation and amortization			7,231

Income from operations			$1,725

        Assets relating to our Trading and Retail business segments consist of accounts receivable, net of allowance for doubtful accounts, other intangible assets and goodwill. We do not allocate cash and cash equivalents, short-term marketable investments, prepaid expenses and other current assets, property and equipment, net, or other assets between Trading and Retail.

	As of March 31, 2008
	(In thousands)
Segment assets:	Trading	Retail	Total
Accounts receivable and unbilled revenue—external parties, net	$192,758	$5,882	$198,640
Intangible assets—customer and distributor relationships, net	19,366	12,267	31,633
Goodwill	248,795	—	248,795

	$460,919	$18,149	479,068

Non-segment assets			180,058

Total assets			$659,126

iBasis, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

(4) Business Segment Information (Continued)

	As of December 31, 2007
	(In thousands)
Segment assets:	Trading	Retail	Total
Accounts receivable and unbilled revenue—external parties, net	$197,512	$7,371	$204,883
Intangible assets—customer and distributor relationships, net	20,037	12,879	32,916
Goodwill	248,795	—	248,795

	$466,344	$20,250	486,594

Non-segment assets			173,279

Total assets			$659,873

(5) Accounts Receivable and Unbilled Revenue—External Parties

        Accounts receivable—external parties, net consists of the following:

	As of March 31, 2008	As of December 31, 2007
	(In thousands)
Accounts receivable	$157,787	$168,498
Unbilled revenue	46,831	49,309

	204,618	217,807
Allowance for doubtful accounts	(5,978)	(12,924)

Total accounts receivable—external parties	$198,640	$204,883

        The majority of unbilled revenue relates to the previous month's traffic volume which is invoiced to our customers in the following month. The allowance for doubtful accounts reflects our best estimate of probable losses inherent in the accounts receivable balance. We determine the allowance based on specific known troubled accounts, historical experience, and other currently available evidence.

(6) Property and Equipment

        Property and equipment, net, consists of the following:

	As of March 31, 2008	As of December 31, 2007
	(In thousands)
Network equipment	$44,438	$41,861
Software	12,334	8,258
Leasehold improvements	1,591	1,591
Other tangible fixed assets	4,059	3,798

	62,422	55,508
Accumulated depreciation	(25,190)	(20,542)

Total property and equipment, net	$37,232	$34,966

iBasis, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

(6) Property and Equipment (Continued)

        Total depreciation and amortization expense related to property and equipment was $3.4 million and $1.2 million for the three months ended March 31, 2008 and 2007, respectively.

(7) Goodwill and Other Intangible Assets

        In conjunction with the closing of the KPN Transaction on October 1, 2007, we recorded $248.8 million of goodwill, which is not being amortized. We have assigned all of the goodwill to our Trading business segment.

        Additionally, in connection with the KPN Transaction, we recorded $97.7 million of amortizing intangible assets, including trademark and tradenames, wholesale customer and retail distributor relationships, termination partner relationships and technology. The estimated useful life of trademark and tradenames is 15 years and is being amortized on a straight-line basis. The estimated useful life of wholesale customer relationships is 10 years, and the estimated useful life of retail distributor relationships is 5 years, and these intangible assets are being amortized using an economic consumption method to reflect the diminishing cash flows from these relationships in the future. The estimated useful life of termination partner relationships is 5 years and is being amortized using an economic consumption method to reflect diminishing cash flows from these relationships in the future. The estimated useful life of technology is 5 years and is being amortized on a straight-line basis.

        The following table summarizes other intangible assets:

	As of March 31, 2008	As of December 31, 2007
	(In thousands)
Trademark and tradenames	$21,800	$21,800
Wholesale customer relationships	20,700	20,700
Retail distributor relationships	13,500	13,500
Termination partner relationships	8,400	8,400
Technology	33,300	33,300

	97,700	97,700
Accumulated amortization	(7,743)	(3,900)

Other intangible assets, net	$89,957	$93,800

iBasis, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

(7) Goodwill and Other Intangible Assets (Continued)

        We currently expect to amortize the following remaining amounts of intangible assets as of March 31, 2008 in the fiscal periods as follows:

Year ending December 31,	(In thousands)
2008 (remaining nine months)	$11,530
2009	16,870
2010	16,039
2011	14,874
2012	11,302
Thereafter	19,342

Total	$89,957

(8) Accrued Expenses

        Accrued expenses consist of the following:

	As of March 31, 2008	As of December 31, 2007
	(In thousands)
Termination fees and circuit costs	$127,685	$109,883
Compensation	2,581	3,644
Dividend payable	1,421	1,744
Income taxes	12,869	11,947
Accrued other	9,208	9,685

Total accrued expenses	$153,764	$136,903

(9) Accrued Restructuring Costs

        At March 31, 2008, we had accrued restructuring costs of $1.5 million, which consisted of $0.6 million in future payment obligations relating to a terminated New York City facility lease and $0.9 million of costs accrued for future lease obligations for certain vacant leased facilities, net of future sublease payments. Payments of these restructuring costs will be made through February 2011.

iBasis, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

(9) Accrued Restructuring Costs (Continued)

        A summary of the accrued restructuring costs for the three months ended March 31, 2008 is as follows:

	Future Payment Obligation on Lease Termination	Contractual Lease Obligations Relating to Vacant Facilities	Total
	(In thousands)
Balance, December 31, 2007	$720	$987	$1,707
Cash payments	(70)	(131)	(201)

Balance, March 31, 2008	$650	$856	$1,506

Current portion, included in accrued expenses			756
Long-term portion, included in other long-term liabilities			750

Total			$1,506

(10) Income Taxes

        The income tax provision of $3.1 million for the three months ended March 31, 2008 and $2.0 million for the same period in 2007 primarily relates to income taxes on the taxable income of The Netherlands operations of KPN GCS. The higher tax provision, relative to income before income taxes, in the three months ended March 31, 2008, compared to the same period in 2007, is a result of losses in our U.S.-based operations without any corresponding income tax benefits.

        As discussed in Note 10 to our consolidated financial statements in our 2007 Annual Report on Form 10-K, we have recorded a valuation allowance against our U.S. net deferred tax assets since it is more likely than not that our U.S. net deferred tax assets will not be realized. As of December 31, 2007 at such time as the valuation allowance is realized or recognized, approximately $32 million will reduce goodwill and approximately $6 million will reduce tax expense. However, after we adopt SFAS No. 141R on January 1, 2009, any deferred tax assets realized or recognized prospectively will reduce income tax expense and not goodwill.

        At March 31, 2008, we had approximately $0.5 million of unrecognized tax benefits, all of which will impact the effective tax rate, if recognized. In addition, we had $0.1 million of accrued interest and penalties. We do not expect the balance of unrecognized tax benefits to change significantly over the next twelve months. We adopted the provisions of FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109" ("FIN 48"), on January 1, 2007. The adoption of FIN 48 had no effect on our financial statement at January 1, 2007.

iBasis, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

(11) Line of Credit and Long-Term Debt

        Long-term debt consists of the following:

	As of March 31, 2008	As of December 31, 2007
	(In thousands)
Bank borrowings	$30,000	$25,000
Capital lease obligations	1,921	755

	31,921	25,755
Less: Current portion	(1,032)	(755)

Long-term portion	$30,889	$25,000

        In October 2007, we entered into a Second Amended and Restated Loan and Security Agreement (the "Loan Agreement") with Silicon Valley Bank, which amended and restated a certain Amended and Restated Loan and Security Agreement dated as of December 29, 2003. We entered into the Loan Agreement to obtain funding for working capital purposes and in support of the KPN Transaction. Pursuant to the Loan Agreement, which was subsequently amended as described below, we may borrow up to $35.0 million from time to time under a secured revolving credit facility for a two-year period. Except as described below, borrowings under the Loan Agreement are on a formula basis, based on eligible domestic and foreign accounts receivable. The Loan Agreement contains quarterly financial covenants, consisting primarily of minimum profitability and minimum liquidity requirements. Interest on borrowings under the Loan Agreement are based, in part, on our quarterly profitability, with the maximum interest rate being the bank's prime rate, plus 0.5%, or LIBOR, plus 2.75%. The Loan Agreement has a quarterly commitment fee of 0.63% on any unused portion of the line of credit and we paid an up-front, one-time facility fee of 0.75%, or $263,000. The Loan Agreement is also guaranteed by all of our domestic wholly-owned subsidiaries and is collateralized by a first priority lien and security interest on our assets and such guarantors. In addition, we pledged 66.2% of all our ownership in KPN Global Carrier Services, a wholly-owned subsidiary based in The Netherlands, as collateral. Pursuant to the terms of the Loan Agreement, we may use the proceeds solely (i) for working capital, (ii) to fund our general business requirements, and (iii) to fund the dividend paid by us in connection with the transaction with KPN.

        On April 28, 2008, we modified the Loan Agreement to increase our maximum borrowing availability from $35.0 million to $50.0 million. In addition, to reflect our current operating results and financial position, we modified the minimum profitability financial covenant and added a minimum cash flow financial requirement pursuant to a sliding scale that decreases over time, a portion of the additional $15.0 million in funds is subject to a non-formula borrowing base through February 2009. The modification also permits us to repurchase up to $15 million shares of our common stock under a stock repurchase program approved by our board of directors in April 2008. We paid an up-front, one-time supplemental commitment fee of $150,000 and an up-front, one-time modification fee equal to $75,000.

        At March 31, 2008 and December 31, 2007, we had $30.0 million and $25.0 million, respectively, in borrowings outstanding, and had issued outstanding standby letters of credit of $2.5 million and $2.9 million, respectively, under the Loan Agreement.

iBasis, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

(11) Line of Credit and Long-Term Debt (Continued)

        In the three months ended March 31, 2008, we purchased certain software licenses for $1.7 million under a 30-month financing agreement, with payments due on a semi-annual basis through June 2010.

(12) Commitments and Contingencies

Commitments

        We lease our administrative and operating facilities, under operating leases which expire on various dates through 2018. The future approximate minimum lease payments under these operating leases as of March 31, 2008 consist of the following:

Year ended December 31,	(in thousands)
Less than one year	$2,934
One to two years	1,728
Two to three years	642
Three to four years	357
Four to five years	282
Thereafter	1,739

Total future minimum lease payments	$7,682

        At March 31, 2008, we had commitments with certain telecommunications carriers for the termination of minutes for the next twelve months totaling $26.8 million. As of March 31, 2008, we did not have any other material purchase obligations, or other material long-term commitments reflected on our consolidated balance sheet.

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

        The complaints are similar to each other and to hundreds of other complaints filed against other issuers and their underwriters, and allege violations of the Securities Act of 1933, as amended (the "Securities Act"), and the Securities Exchange Act of 1934, as amended (the "Exchange Act"), primarily based on the assertion that there was undisclosed compensation received by our underwriters in connection with our public offerings and that there were understandings with customers to make purchases in the aftermarket.

iBasis, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

(12) Commitments and Contingencies (Continued)

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

        In June 2004, we and the individual defendants, as well as many other issuers named as defendants in the class action proceeding, entered into an agreement-in-principle to settle this matter, and this settlement was presented to the court. The district court granted a preliminary approval of the settlement in February 2005, subject to certain modifications to the proposed bar order, to which plaintiffs and issuers agreed. In August 2005, the district court issued a preliminary order further approving the modifications to the settlement, certifying the settlement classes and scheduled a fairness hearing, after notice to the class. Plaintiffs have continued to pursue their claims against the underwriters. The district court established a procedure whereby six "focus" cases are being pursued initially and has certified a class of purchasers in those cases. The underwriters appealed the certification order in each of the six cases and in December 2006, the United States Court of Appeals for the Second Circuit reversed the certification orders. Motions to dismiss amended complaints filed in the six focus cases have been denied and it is anticipated that briefing on a motion for certification of a much narrower class will be completed in May 2008.

        We anticipate additional settlement negotiations will occur, but there can be no assurance that those negotiations will result in a revised settlement. We believe that if this matter is not settled, we have meritorious defenses which we intend to vigorously assert.

        We cannot estimate potential losses, if any, from these matters or whether, in light of our insurance coverage, any loss would be material to our financial condition, results of operations or cash flows. As such, no amounts have been accrued as of March 31, 2008.

Actions Pursuant to Option Investigation

        On December 21, 2006, two derivative actions naming us as a nominal defendant were filed in the United States District Court for the District of Massachusetts: David Shutvet, Derivatively on Behalf of iBasis, Inc., v. Ofer Gneezy et al., U.S.D.C. Civil Action No. 06-12276-DPW; and Victor Malozi, Derivatively on Behalf of iBasis, Inc., v. Ofer Gneezy et al., U.S.D.C. Civil Action No. 06-12277-DPW. The complaints in these two actions each name the same defendants, including many of our current and former officers and directors. The complaints allege that the defendants caused or allowed our "insiders" to backdate their stock option grants, and caused or allowed us (i) to file materially false and misleading financial statements that materially understated our compensation expenses and materially overstated our quarterly and annual net income and earnings per share, and (ii) to make disclosures in our periodic filings and proxy statements that falsely portrayed our options as having been granted at exercise prices equal to the fair market value of our common stock on the date of the grant. The complaints also allege that certain defendants engaged in illegal insider selling of our common stock while in possession of undisclosed material adverse information. Based on these and other allegations, the complaints assert claims for: violation of Section 14(a) of the Exchange Act; disgorgement under the Sarbanes-Oxley Act of 2002; unjust enrichment; breach of fiduciary duty for approving improperly dated stock option grants to our executive officers; breach of fiduciary duties for insider selling and

iBasis, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

(12) Commitments and Contingencies (Continued)

misappropriation of information; abuse of control; gross mismanagement; waste of corporate assets; rescission of certain stock option contracts; and constructive trust. The complaints seek the following relief: damages in favor of us for the individual defendants' alleged wrongdoing; disgorgement of all bonuses or other incentive-based or equity-based compensation received by Ofer Gneezy, our President and Chief Executive Officer, and Richard Tennant, our Senior Vice President of Finance and Administration and Chief Financial Officer, during any period for which we restated our financial results; a declaration that the Director defendants caused us to violate Section 14(a) of the Exchange Act; certain corporate governance reforms; an accounting of all undisclosed backdated stock option grants, cancellation of all unexercised grants, and revision of our financial statements; disgorgement of all profits obtained by the defendants from the allegedly backdated stock option grants and related equitable relief; and an award to the plaintiffs of their costs and disbursements for the action, including reasonable attorney's fees and accountants' and experts' fees, costs and expenses.

        On May 10, 2007, the United States District Court for the District of Massachusetts entered orders consolidating the above derivative actions under Civil Action No. 06-12276-DPW. On June 15, 2007, the Plaintiffs filed a consolidated complaint. On August 24, 2007, we filed a motion to dismiss all of the claims asserted in the consolidated complaint. After hearing oral argument on our motion to dismiss on November 28, 2007, the Court issued a Memorandum and Order on December 4, 2007, in which the Court concluded that there was no basis for federal court jurisdiction over the case. Specifically, the Court ruled that the plaintiffs had failed to state a claim under federal law because: (1) the plaintiffs' claims under Section 14 of the Exchange Act were barred by the statute of repose and inadequately pled loss causation; and (2) there is no private right of action under Section 304 of the Sarbanes-Oxley Act. Since these federal claims were the sole grounds for plaintiffs' claim to federal court jurisdiction in their consolidated complaint, and the case was at an early stage in the litigation process, the Court also declined to exercise supplemental jurisdiction over the plaintiffs' remaining state law claims. Accordingly, the Court issued a formal order dismissing the entire action on December 5, 2007.

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

        We announced on October 20, 2006, that we were contacted by the SEC as part of an informal inquiry and we further disclosed on March 29, 2007, on our Current Report on Form 8-K, that the SEC had notified us that we would be receiving a formal order of investigation relating to our stock option practices. On April 13, 2007, we received the formal order of investigation. The SEC investigation seeks documents and information from us relating to the grant of our options from 1999 through 2007. The SEC has taken testimony from individuals including certain of our current and former officers and directors and we expect that the SEC will seek the testimony of additional individuals during the second and third quarters of 2008. We are cooperating fully with the SEC investigation that is ongoing. There is no assurance that other regulatory inquiries will not be commenced by other U.S. federal, state or other regulatory agencies.

iBasis, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

(12) Commitments and Contingencies (Continued)

        We cannot estimate the amount of losses, if any, from these matters, or whether any loss would be material to our financial condition, results of operations or cash flows. As such, no amounts have been accrued as of March 31, 2008.

Regulatory Proceedings

        On June 30, 2006, the Federal Communications Commission ("FCC") issued an order requiring providers of prepaid calling cards that utilize Internet Protocol to contribute to the Universal Service Fund ("USF") and pay access charges and other regulatory fees both in the future and for some prior period of time. In connection with our Retail business, we plan to absorb or pass along such future fees, to the extent permitted by law. We filed an appeal of the retroactive aspect of the FCC Order with the United States Court of Appeals in Washington, D.C. Following oral arguments before the United States Court of Appeals in early October 2007, the Court issued a decision in early December 2007 denying our appeal of the retroactive aspect of the FCC Order. As a result of this decision, as of March 31, 2008, we estimate that the maximum potential retroactive USF charge relating to our Retail business prior to the effective date of the FCC Order of October 31, 2006 would be approximately $3.2 million, of which we previously accrued $0.6 million for the period of July 1, 2006 to October 31, 2006. We recorded an additional charge in the amount of $2.6 million in the fourth quarter of 2007 and will have to fund these retroactive fees in the future.

Sub-Distributor Action

        On September 20, 2007, J & J Communications ("J & J"), a sub-distributor of calling cards distributed through iBasis distributor Abdul Communications ("Abdul"), amended a complaint filed in the United States District Court for the District of Maryland against Abdul, to add iBasis and PCI, a wholesale calling-card provider ("PCI"), as defendants in the matter. The complaint asserts that J & J has lost and continues to lose money because iBasis and PCI deactivated calling cards for which J & J allegedly paid. J & J is seeking in excess of $1.0 million dollars, plus punitive damages, attorneys fees and litigation costs based on a variety of claims against Abdul, iBasis, and PCI, predicated on contractual theories, various torts, and an alleged violation of § 201 of the Communications Act. With respect to iBasis, J & J alleges both direct liability and vicarious liability, for its alleged status as principal in an alleged agency relationship with Abdul. iBasis responded to the amended complaint through an answer and motion to dismiss on February 8, 2008. Plaintiff filed a consolidated response to the Motions to Dismiss on April 4, 2008. Replies to that pleading are due on May 16, 2008 and a hearing on the motions is scheduled for June 2, 2008.

        We cannot estimate the amount of losses, if any, from this matter, or whether any loss would be material to our financial condition, results of operations or cash flows. As such, no amount has been accrued as of March 31, 2008.

Bankruptcy Preference Claim

        On April 24, 2001 (the "Petition Date"), World Access, Inc. ("World Access"), WorldxChange Communications, Inc. ("WorldxChange"), and Facilicom International, LLC ("Facilicom"), together with other related debtors (collectively, the "Debtors"), filed voluntary petitions for relief under chapter 11 of title 11 of the United States Code (the "Bankruptcy Code") in the United States

iBasis, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

(12) Commitments and Contingencies (Continued)

Bankruptcy Court for the Northern District of Illinois (Eastern Division). The Debtors' cases are jointly administered but have not been substantively consolidated. Prior to the Petition Date, we and the Debtors engaged in a reciprocal business relationship. On or about April 21, 2003 the Debtors initiated a large number of avoidance actions, including and adversary proceeding in which the Debtors asserted claims against us on account of allegedly preferential transfers and nonpayment of overdue amounts owed by iBasis to the Debtors totaling approximately $2.1 million. We have asserted defenses to the claims, invoked statutory defenses and filed proofs of claim for approximately $0.5 million to which the trustee for the Debtors has objected. Although the parties have exchanged information in an effort to determine the validity of the various claims and defenses, formal discovery has not been completed. We expect to engage in a mediation to attempt to resolve these claims during the second or third quarter of 2008 and have determined that it is probable that we will incur a liability of approximately $0.5 million and, accordingly, we have accrued that amount as of March 31, 2008.

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

(13) Related Party Transactions

Revenue and Data and Telecommunication Costs

        Revenue from KPN and its subsidiaries amounted to $50.2 million and $42.5 million for the three months ended March 31, 2008 and 2007, respectively, and is reported in net revenue from related parties in the Condensed Consolidated Statement of Operations.

        Data and telecommunication costs purchased from KPN and its subsidiaries amounted to $23.1 million and $28.2 million for the three months ended March 31, 2008 and 2007, respectively, and is reported in data and telecommunications costs—related parties in the Condensed Consolidated Statement of Operations. These costs relate to services for the procurement and transmission of sending and receiving traffic (provided to KPN GCS by KPN and its subsidiaries).

iBasis, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

(13) Related Party Transactions (Continued)

Allocated expenses

        Engineering and network operations expenses include allocated costs from KPN, which were $1.8 million for the three months ended March 31, 2008 and 2007.

        Selling, general and administrative expenses include allocated corporate and divisional costs from KPN, which were $1.1 million and $3.6 million for the three months ended March 31, 2008 and 2007, respectively. The decrease in these allocated costs from KPN primarily reflects certain costs that were previously allocated, such as audit fees, which are now being paid directly by us.

Working Capital and Debt Adjustments related to KPN Transaction

        In accordance with the Share Purchase Agreement for the KPN Transaction, a post-closing adjustment was required if (i) iBasis' working capital was lower than or exceeded $37.1 million; (ii) iBasis' debt exceeded or was lower than $2.9 million; (iii) the combined working capital deficit of KPN GCS was lower than or exceeded ($6.1) million; and/or (iv) the combined debt of KPN GCS exceeded $0, as of the date of the closing of the KPN Transaction. Based on iBasis' balance sheet position on the date of the closing of the KPN Transaction, working capital was $13.4 million less than the specified level of $37.1 million, and debt was $1.8 million less than the specified level of $2.9 million. As a result, a payment of $11.6 million is due to KPN from iBasis. Based on KPN GCS's balance sheet position on the date of the closing of the KPN Transaction, working capital deficit was less than the specified level of ($6.1) million by $3.9 million and debt was at the specified level of $0. As a result, a payment of $3.9 million is due to KPN from iBasis. Subsequently, KPN forgave $1.3 million in expenses incurred by KPN GCS since the closing of the KPN Transaction. As a result, the amount due to KPN has been reduced by this amount and was recorded as a contribution to equity. These expenses have been recorded in our results of operations. The total amount of $14.2 million due to KPN will be paid by iBasis in three successive quarterly installments through the third quarter of 2008, with interest at the rate of 6% per annum. The first payment of $3.9 million was made to KPN in early May 2008.

Accounts Payable to Related Parties

        As of March 31, 2008 and December 31, 2007, we had accounts payable to KPN and its subsidiaries of $7.8 million and $11.8 million, respectively. These amounts are reflected in Accounts payable—related parties on the Condensed Consolidated Balance Sheets. This balance includes the $14.2 million due to KPN for the post-closing working capital and debt adjustments of iBasis and KPN GCS.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        This Form 10-Q, including without limitation Management's Discussion and Analysis of Financial Condition and Results of Operations, contains "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. We intend the forward-looking statements to be covered by the safe harbor for forward-looking statements in such sections of the Exchange Act. These forward-looking statements include, without limitation, anticipated revenue, earnings per share, capital expenditures, market opportunity and market size, strategies, strategic relationships, competition, expected activities, and investments as we pursue our business plan, and the adequacy of our available cash resources. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects" and similar expressions are intended to identify forward-looking statements. The forward-looking information is based on various factors and was derived using numerous assumptions.

        There are a number of factors that could cause actual events or results to differ materially from those indicated by such forward-looking statements, many of which are beyond our control, including those set forth in Part I, Item 1A "Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2007. In addition, the forward-looking statements contained herein represent our estimate only as of the date of this filing and should not be relied upon as representing our estimate as of any subsequent date. While we may elect to update these forward-looking statements at some point in the future, we specifically disclaim any obligation to do so to reflect actual results, changes in assumptions or changes in other factors affecting such forward-looking statements.

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

        On October 8, 2007, iBasis paid a dividend in the aggregate amount of $113 million at a rate of $3.28 per share to each of its shareholders on the record date of September 28, 2007, the trading date immediately prior to the closing date of the KPN Transaction. In addition, holders of outstanding warrants to purchase our common stock will be entitled to receive a cash payment upon the future exercise of these warrants in an amount equal to the dividend amount that would have been payable if the warrants had been exercised immediately prior to the record date of the dividend. As of March 31, 2008, iBasis had warrants outstanding to purchase approximately 432,000 shares of its common stock. In connection with the payment of the dividend to shareholders, we also increased the number of shares subject to unexercised stock options and decreased the exercise price of these stock option grants to preserve their value.

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

        Although iBasis acquired all of the outstanding capital stock of KPN GCS, after the closing of the transaction, KPN holds a majority of the outstanding common stock of iBasis and KPN' designees are expected to represent, at a future date, a majority of the Company's board of directors. Accordingly, for accounting and financial statement purposes, the KPN Transaction has been treated as a reverse acquisition of iBasis by KPN GCS under the purchase method of accounting and the financial results of KPN GCS have become the historical financial results of the combined company and replace the historical financial results of iBasis as a stand-alone company. Thus, the financial results for the three months ended March 31, 2007 include only the results of KPN GCS.

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

        We use proprietary, patented technology in our global VoIP network to automate the selection of routes and termination partners based on a variety of performance, quality, and business metrics. We offer our Wholesale Trading service on a wholesale basis to carriers, mobile operators, consumer VoIP companies, telephony resellers and other service providers worldwide. We have call termination agreements with local service providers in more than 100 countries in North America, Europe, Asia, the Middle East, Latin America, Africa and Australia. We seek to expand our market share in our Wholesale Trading business by expanding our customer base and by introducing cost-effective international voice solutions for our customers, including complete outsourcing of international operations.

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

TDC Transaction

        On April 1, 2008, we acquired the international wholesale voice business of TDC, the leading telecommunications carrier in Denmark, as well as certain assets, contracts and employees of TDC's subsidiary in the U.S., TDC Carrier Services U.S., for approximately $10 million in cash. We will also be the exclusive provider of international voice services for TDC under a five year strategic outsourcing arrangement, and TDC will be a preferred partner for terminating traffic sent by us into the Nordic region, consisting of Denmark, Finland, Iceland, Norway and Sweden.

        Approximately 130 non-Nordic international wholesale voice customers, as well as all of TDC's interconnection and bilateral agreements for inbound and outbound international phone calls have been transferred to us. TDC will retain its Nordic customer base and its pan-Nordic reach. The operations of TDC's U.S.-based subsidiary will be fully integrated into the Company.

Critical Accounting Policies and Estimates

        Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements. The preparation of these financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires us to (i) make judgments, assumptions and estimates that affect the reported amounts of assets, liabilities, revenue and expenses; and (ii) disclose contingent assets and liabilities. A critical accounting estimate is an assumption that could have a material effect on our consolidated financial statements if another, also reasonable, amount were used or a change in the estimates is reasonably likely from period to period. We base our accounting estimates on historical experience and other factors that we consider reasonable under the circumstances. However, actual results may differ from these estimates. To the extent there are material differences between our estimates and the actual results, our future financial condition and results of operations will be affected. Our critical accounting policies and estimates are described in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2007 Annual Report on Form 10-K for the year ended December 31, 2007. There have been no changes to these critical accounting policies and estimates for the three months ended March 31, 2008.

Results from Operations

        The following table sets forth for the periods indicated the principal items included in the Condensed Consolidated Statement of Operations as a percentage of net revenue:

	Three Months Ended March 31
	2008	2007
Net revenue—external parties	84.5%	76.2%
Net revenue—related parties	15.5	23.8

Total net revenue	100.0	100.0

Costs and operating expenses:
Data communications and telecommunications—external parties	82.0	75.4
Data communications and telecommunications—related parties	7.1	15.8
Engineering and network operations	2.0	1.0
Selling, general and administrative	6.1	2.1
Merger related	—	0.7
Depreciation and amortization	2.3	0.7

Total costs and operating expenses	99.5	95.7

Income from operations	0.5	4.3
Interest expense, net	(0.1)	(0.0)
Foreign exchange gain (loss), net	(0.1)	0.0

Income before provision for income taxes	0.3	4.3
Provision for income taxes	0.9	1.1

Net income (loss)	(0.6)%	3.2%

Three Months Ended March 31, 2008 Compared to March 31, 2007

        Results of operations for the three months ended March 31, 2008 include the results of the combined company following the closing of the KPN Transaction on October 1, 2007. Results of operations for the three months ended March 31, 2007 are the results of operations of KPN GCS only. As a result, revenue and expenses for the three months ended March 31, 2008 increased substantially. Thus, our operating results for the three months ended March 31, 2008 are not particularly comparable to our results of operations for the same period in 2007. In addition, as KPN GCS did not operate as a stand-alone business during the three months ended March 31, 2007, the results of operations for this period may not necessarily be representative of the results of operations had KPN GCS operated independently of KPN. Our results of operations for the three months ended March 31, 2008 also reflect additional expenses associated with our efforts to integrate the operations of the combined company, as well as amortization expense of $3.9 million related to intangible assets recorded as of the closing of the KPN transaction.

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

        Total revenue was $324.9 million for the three months ended March 31, 2008 compared to $178.6 million for the same period in 2007. Revenue from external parties was $274.7 million in the three months ended March 31, 2008 compared to $136.1 million for the same period in 2007. The increase in revenue from external parties primarily reflects the inclusion of approximately $135 million in iBasis revenue for the three months ended March 31, 2008. In addition, the stronger euro in the three months ended March 31, 2008 resulted in an increase in revenue from external parties of approximately 14% in U.S. dollars, on our euro-denominated revenue over the same period in 2007. Excluding the effect of the stronger euro during the three months ended March 31, 2008 and the inclusion of iBasis revenue for this period, revenue from external parties declined approximately 9% from the same period in 2007.

        Revenue from related parties for the three months ended March 31, 2008 was $50.2 million, compared to $42.5 million for the same period in 2007. The increase in revenue is primarily due to an increase in traffic sent by KPN and its subsidiaries and the effect of the stronger euro, partially offset by lower prices on certain revenue streams.

        Minutes of traffic for the three months ended March 31, 2008 were 5.8 billion minutes compared to 2.2 billion minutes for the same period in 2007. Average revenue per minute was 5.59 cents per minute in the three months ended March 31, 2008, compared to 8.26 cents per minute in the same period in 2007.

        Data communications and telecommunications costs.    Data communications and telecommunications costs are comprised primarily of termination and circuit costs. Termination costs are paid to local service providers, or to KPN and its affiliates, to terminate voice and fax calls received from our network. Termination costs are negotiated with the local service providers and termination costs for traffic we send to KPN and its affiliates are based primarily on pricing in service level agreements. Circuit costs primarily include fees for connections between our network and our customers and/or service provider partners and charges for Internet access at our Internet Central Offices.

        Total data communications and telecommunications costs were $289.5 million for the three months ended March 31, 2008 compared to $162.8 million for the same period in 2007. Data communications and telecommunications costs from external parties were $266.4 million for the three months ended March 31, 2008 compared to $134.6 million for the same period in 2007. This increase was primarily due to the inclusion of iBasis costs of approximately $120 million for the three months ended March 31, 2008. In addition, the effect of the stronger euro, compared to the U.S. dollar, during the three months ended March 31, 2008, increased our euro-denominated costs over the same period in 2007 by approximately 17% in U.S. dollars. Data communications and telecommunications costs from related parties were $23.1 million for the three months ended March 31, 2008 compared to $28.2 million for the same period in 2007. As a percentage of total net revenue, total data communications and telecommunications costs were 89.1% for the three months ended March 31, 2008 compared to 91.2% for the same period in 2007.

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

        Engineering and network operations expenses were $6.6 million for the three months ended March 31, 2008 compared to $1.8 million for the same period in 2007. The higher expenses primarily relate to the costs of iBasis' engineering and network operations expenses included in the results of operations for the three months ended March 31, 2008.

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

        Selling, general and administrative expenses were $19.8 million for the three months ended March 31, 2008 compared to $3.8 million for the same period in 2007. The increase primarily reflects the inclusion of the selling, general and administrative costs of iBasis of approximately $15 million in the three months ended March 31, 2008. In addition, the stronger euro compared to the U.S. dollar, during the three months ended March 31, 2008, resulted in an increase in our euro-denominated expenses over the same period in 2007. In the three months ended March 31, 2008, we incurred $1.0 million in expenses relating to a potential transaction that we discontinued pursuing.

        Merger related expenses.    Merger related expenses of $1.3 million for the three months ended March 31, 2007 primarily relate to costs incurred for the preparation and review of the historical financial statements of KPN GCS in anticipation of the merger with iBasis. These costs have been paid by KPN but are reflected in our results of operations for that prior period.

        Depreciation and amortization expenses.    Depreciation and amortization expenses were $7.2 million for the three months ended March 31, 2008, compared to $1.2 million for the same period in 2007. Amortization expense for the three months ended March 31, 2008 includes $3.8 million in amortization of identified intangible assets. These identified intangible assets resulted from the allocation of the purchase price of iBasis to the fair value of iBasis' net assets as of October 1, 2007.

        Interest income and expense.    Interest expense, net was $0.4 million for the three months ended March 31, 2008 compared to $0.1 million for the same period in 2007. The increase in interest expense, net, primarily relates to interest on borrowings of $30.0 million under our bank line of credit and interest on the amount due to KPN of $14.2 million related to the working capital adjustments as of the closing of the KPN Transaction.

        Foreign exchange gain (loss), net.    Foreign exchange loss, net was $0.3 million for the three months ended March 31 2008, compared to foreign exchange gain, net of $38,000 for the same period in 2007.

        Income taxes.    The income tax provision of $3.1 million for the three months ended March 31, 2008 and $2.0 million for the same period in 2007 primarily relates to income taxes on the taxable income of The Netherlands operations of KPN GCS. The higher tax provision, relative to income before income taxes, in the three months ended March 31, 2008, compared to the same period in 2007, is a result of losses in our U.S.-based operations without any corresponding income tax benefits.

Liquidity and Capital Resources

        Prior to October 1, 2007, KPN GCS operated from inception as an integrated part of KPN and within the KPN infrastructure. KPN uses a centralized approach to cash management and financing of its operations. Historically, cash was remitted to KPN on a regular basis and cash disbursements were funded from KPN cash accounts on behalf of KPN GCS.

        Cash provided by operating activities was $0.8 million in the three months ended March 31, 2008 and was the result of the net loss of $(2.1) million and changes in other assets and liabilities of $(4.9) million, partially offset by non-cash charges of $7.8 million, primarily depreciation and amortization. Accounts receivable and unbilled revenue, net—external parties declined by $6.2 million and accounts payable—external parties, accrued expenses and deferred revenue, combined, declined by $1.9 million. These declines primarily reflected the lower sequential quarterly revenue and related data and telecommunications costs. Cash used in operating activities was $(11.4) million in the three months ended March 31, 2007. The cash used in operating activities was primarily a result of net income of $5.6 million and non-cash charges of $1.2 million, offset by an increase in accounts receivable—related parties of $8.2 million and a decrease in accounts payable—external parties of $12.4 million.

        Cash flows provided by investing activities in the three months ended March 31, 2008 was $1.3 million. Additions to property and equipment were $5.7 million in the three months ended March 31, 2008. Cash provided by investing activities included a reduction in other assets, relating to investing activities, of $5.0 million and maturities of short-term marketable securities of $2.0 million. In the three months ended March 31, 2007, there were no cash flows from investing activities.

        Cash provided by financing activities in the three months ended March 31, 2008 was $6.2 million. We borrowed an additional $5.0 million under our bank line of credit during the period and financed the purchase of $1.7 million for certain software licenses. Payments of capital lease obligations were $0.6 million. In the three months ended March 31, 2007, there were no cash flows from financing activities.

        On April 28, 2008, we modified the Loan Agreement to increase our maximum borrowing availability from $35.0 million to $50.0 million. In addition, to reflect our current operating results and financial position, we modified the minimum profitability financial covenant and added a minimum cash flow financial requirement pursuant to a sliding scale that decreases over time, a portion of the additional $15.0 million in funds is subject to a non-formula borrowing base through February 2009. The modification also permits us to repurchase up to $15 million shares of our common stock under a stock repurchase program approved by our board of directors in April 2008. We paid an up-front, one-time supplemental commitment fee of $150,000 and an up-front, one-time modification fee equal to $75,000. At March 31, 2008 and December 31, 2007, we had $30.0 million and $25.0 million, respectively, in borrowings outstanding and had issued outstanding standby letters of credit of $2.5 million and $2.9 million, respectively, under the Loan Agreement.

        In the three months ended March 31, 2008, we purchased certain software licenses for $1.7 million under a 30-month financing agreement, with payments due on a semi-annual basis through June 2010.

        On April 28, 2008, we announced that our Board of Directors had approved a stock repurchase program, authorizing us to purchase up to $15 million of our common stock over the next six months. The repurchases will be made from time to time in the open market and potentially in privately negotiated purchases. The timing and amount of any shares repurchased will be determined by our management based on our evaluation of market conditions and other factors. No shares will be purchased from KPN as part of this program. This program may be suspended or discontinued at any time.

        We anticipate that the March 31, 2008 balance of $71.7 million in cash and cash equivalents, together with expected net cash flow generated from operations and bank borrowing availability, will be sufficient to fund our operations, capital asset expenditures and potential common stock repurchases for the next twelve months. We expect capital asset expenditures to be between $25 million and $30 million in 2008.

Three Months Ended March 31, 2008 Compared to Pro Forma Three Months Ended March 31, 2007

        The following table presents our results of operations for the three months ended March 31, 2008 compared to our pro forma combined results of operations for the three months ended March 31, 2007. The comparison of our results of operations for the three months ended March 31, 2008 compared to pro forma combined results of operations for the three months ended March 31, 2007 is being provided as supplemental information. We believe the comparison of our results of operations for the three months ended March 31, 2008 to the pro forma combined results of operations for the three months ended March 31, 2007 is a more meaningful comparison than the comparison to the historical results of operations of KPN GCS for this period.

        The pro forma results of operations for the three months ended March 31, 2007 reflect the combined historical results of iBasis and KPN GCS as if the KPN Transaction had occurred as of the beginning of this period, including certain pro forma adjustments. These pro forma adjustments include amortization expense of $3.7 million related to certain intangible assets resulting from the KPN Transaction, an adjustment to increase net revenue-related parties by $1.1 million to reflect the related party pricing in effect after the closing of the KPN Transaction, and the elimination of $0.6 million in revenue and data communications and telecommunications costs for revenue transactions between iBasis and KPN GCS during this period.

	Three Months Ended March 31, 2008	(Pro Forma) Three Months Ended March 31, 2007	Three Months Ended March 31, 2008	(Pro Forma) Three Months Ended March 31, 2007
	(unaudited) (In thousands)
Net revenue—external parties	$274,669	$281,199	84.5%	86.6%
Net revenue—related parties	50,234	43,583	15.5	13.4

Total net revenue	324,903	324,782	100.0	100.0
Costs and operating expenses:
Data communications and telecommunications—external parties	266,379	264,360	82.0	81.4
Data communications and telecommunications—related parties	23,119	28,227	7.1	8.7
Engineering and network operations	6,628	5,512	2.0	1.7
Selling, general and administrative	19,821	15,391	6.1	4.7
Merger related	—	1,321	—	0.4
Depreciation and amortization	7,231	6,806	2.3	2.1

Total costs and operating expenses	323,178	321,617	99.5	99.0

Income from operations	1,725	3,165	0.5	1.0
Interest income (expense), net	(443)	340	(0.1)	0.1
Foreign exchange loss, net	(251)	(42)	(0.1)	(0.0)

Income before provision for income taxes	1,031	3,463	0.3	1.1
Provision for income taxes	3,103	1,998	0.9	0.6

Net income (loss)	$(2,072)	$1,465	(0.6)	0.5

        Total revenue for the three months ended March 31, 2008 was slightly higher than pro forma revenue for the same period in 2007. Net revenue—external parties was $274.7 million in the three months ended March 31, 2008, compared to pro forma $281.2 million in the same period in 2007. The lower revenue from external parties was largely due to compression in minutes and pricing in the wholesale telecommunications market that has occurred in recent months, partially offset by the effects of a stronger euro relative to the U.S. dollar. Net revenue—related parties was $50.2 million in the three months ended March 31, 2008, compared to pro forma $43.6 million in the same period in 2007. The increase in revenue—related parties is primarily due to an increase in traffic sent by KPN and its subsidiaries and the effect of the stronger euro relative to the U.S. dollar, partially offset by lower prices on certain revenue streams.

        Minutes of traffic were 5.8 billion in the three months ended March 31, 2008, 10% higher than pro forma combined minutes of traffic of 5.5 billion in the same period in 2007. Average revenue per minute was 5.59 cents in the three months ended March 31, 2008, compared to pro forma 5.85 cents in the same period in 2007. Average cost per minute, defined as total data communications and telecommunications costs divided by minutes of traffic, was 4.98 cents in the three months ended March 31, 2008, compared to pro forma 5.27 cents in the same period in 2007. Average margin per minute, defined as total revenue less total data communications and telecommunications costs divided by minutes of traffic, was 0.61 cents, compared to pro forma 0.58 cents in the same period in 2007.

        Total engineering and network operations, selling, general and administrative and merger-related expenses were $26.4 million in the three months ended March 31, 2008, compared to pro forma $22.2 million in the same period in 2007. The increase in expenses was partly related to personnel additions and other costs to required to support our integration efforts and to support our planned future growth, as well as $1.0 million in expenses related to a transaction that we discontinued pursuing in the current period.

        Depreciation and amortization was $7.2 million in the three months ended March 31, 2008, compared to pro forma $6.8 million in the same period in 2007. The increase primarily relates to additions to property and equipment to support our integration efforts and planned future growth.

        Net interest expense was $0.4 million in the three months ended March 31, 2008, compared to pro forma net interest income of $0.3 million in the same period in 2007. The increase in interest expense reflects a combination of interest on borrowings under our bank line of credit as well as interest on the amount due to KPN for the combined working capital adjustment as of the closing of the KPN Transaction.

        The provision for income taxes was $3.1 million in the three months ended March 31, 2008 on income before income taxes of $1.0 million, compared to pro forma provision for income taxes of $2.0 on pro forma income before income taxes of $3.5 million in the same period of 2007. The higher provision for income taxes, relative to pre-tax income, in the three months ended March 31, 2008 reflects a higher level of losses in our U.S.-based operations which can not be used to offset taxable income in our Netherlands-based operations.

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

Contractual Obligations

        The following table summarizes our future contractual obligations as of March 31, 2008:

	Payment Due Dates
	Total	Less than 1 Year	1 to 2 Years	2 to 3 Years	3 to 5 Years	After 5 Years
	(In thousands)
Bank borrowings	$30,000	$—	$30,000	$—	$—	$—
Interest on bank borrowings(1)	2,401	1,601	800
Capital lease obligations, including interest	2,029	1,107	615	307	—	—
Operating leases	7,682	2,934	1,728	642	639	1,739
Purchase commitments for termination of minutes	26,792	26,792

Total	$68,904	$32,434	$33,143	$949	$639	$1,739

(1)
Interest payments on bank borrowings are projected using market rates as of March 31, 2008. Future interest payments may differ from these amounts based on changes in market interest rates.

        We adopted FIN 48 as of January 1, 2007. As of March 31, 2008, the total amount of net unrecognized tax benefits for uncertain tax positions and the accrual for the related interest was $0.5 million. We are unable to make a reasonably reliable estimate of when cash settlement, if any, will occur with a tax authority as the timing of examinations and ultimate resolution of those examinations is uncertain.

New Accounting Pronouncements

        In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, "Fair Value Measurements", ("SFAS No. 157"). SFAS No. 157 establishes a framework for measuring fair value and requires expanded disclosures regarding fair value measurements. This accounting standard is effective for financial statements issued for fiscal years beginning after November 15, 2007. However, in January 2008, the FASB issued FASB Staff Position FAS 157-b, Effective Date of FASB Statement No. 157 ("FSP FAS 157-b"). FSP FAS 157-b permits entities to elect to defer the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. We have elected to defer the adoption of SFAS No. 157 for those assets and liabilities included in FSP FAS 157-b. The adoption of SFAS No. 157 did not have a material impact on our financial position, results of operations and cash flows for the three months ended March 31, 2008.

        On January 1, 2008, we adopted Statement of Financial Accounting Standards (SFAS) No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities, Including an amendment of FASB Statement No. 115" (SFAS No. 159). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value, which are not otherwise currently required to be measured at fair value. Under SFAS No. 159, the decision to measure items at fair value is made at specified election dates on an instrument-by-instrument basis and is irrevocable. Entities electing the fair value option are required to recognize changes in fair value in earnings and to expense upfront costs and fees associated with the item for which the fair value option is elected. The adoption of SFAS No. 159 did not have a material impact on our financial position, results of operations and cash flows for the three months ended March 31, 2008.

        In December 2007, the FASB issued SFAS No. 141 (revised 2007) ("SFAS No. 141R"), "Business Combinations" and SFAS No. 160 ("SFAS No. 160"), "Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51." SFAS No. 141R will change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. SFAS No. 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS No. 141R and SFAS No. 160 are effective beginning the first fiscal quarter of 2009. Early adoption is not permitted. We are still evaluating what impact the adoption of either SFAS No. 141R or SFAS No. 160 will have on our statements of financial position, results of operations and cash flows.

        In March 2008, the FASB issued SFAS No. 161 ("SFAS No. 161"), "Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133." The standard is intended to enhance the current disclosure framework in Statement 133, Accounting for Derivative Instruments and Hedging Activities. The standard requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008, with early adoption encouraged. We are still evaluating what impact the adoption of SFAS No. 161 will have on our financial position, results of operations and cash flows.

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

        Our revenues are primarily denominated in U.S. dollars or euros. Thus, we are exposed to foreign currency exchange rate fluctuations as the financial results and balances of our foreign entities are converted into U.S. dollars. As exchange rates vary, these results, when converted, may vary from expectations and may adversely impact our results of operations and financial condition. For example, if the dollar weakens relative to the euro, our euro denominated revenues and expenses would increase when stated in U.S. dollars. Conversely, if the U.S. dollar strengthens relative to the euro, our euro denominated revenues and expenses would decrease.

        Our primary interest rate risk is the risk on borrowings under our bank line of credit, which is subject to interest rates based on the bank's prime rate or LIBOR, plus margin. We had $30.0 million in borrowings under our bank line of credit at March 31, 2008. If, for example, interest rates were to increase by 1%, this would result in additional annual interest expense of $0.3 million on our current level of borrowings. A change in the applicable interest rates would also affect the rate at which we could borrow funds or finance equipment purchases. Our capital lease obligations are fixed rate debt.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

        As of March 31, 2008, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a—15(b) promulgated under the Exchange Act. Based upon that evaluation, our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that our disclosure controls and procedures are effective in ensuring that material information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, including ensuring that such material information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

        There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2008 that have materially affected, or are reasonably like to materially affect, our internal control over financial reporting.

Part II—Other Information

Item 1.    Legal Proceedings

        Please see Note 12 "Commitments and Contingencies" of our Condensed Notes to Condensed Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q for a description of legal proceedings.

Item 1A.    Risk Factors

        In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed in Part I, "Item 1A: Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2007, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

  •
  our expectations with regard to the allocation of the purchase price paid in our transaction with TDC and expectations regarding potential future minutes and revenue that the transaction will generate for our business;

  •
  our expectations that the VoIP market offers significant growth potential for us;

  •
  our plan to absorb or pass along future regulatory fees;

  •
  our estimates regarding the retroactive Universal Service Fund and other fees we will be charged; and

  •
  our liquidity.

        Any or all of our forward-looking statements in this Quarterly Report on Form 10-Q may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Many factors mentioned in our discussion in this Quarterly Report on Form 10-Q will be important in determining future results. Consequently, no forward- looking statement can be guaranteed. Actual future results may vary materially.

        Without limiting the foregoing, the words "believes," "anticipates,""plans," "expects" and similar expressions are intended to identify forward-looking statements. There are a number of factors that could cause actual events or results to differ materially from those indicated by such forward-looking statements, many of which are beyond our control, including the factors set forth under "Item 1A. Risk Factors" of our 2007 Annual Report on Form 10-K, as updated or supplemented by "Part II—Item 1A—Risk Factors" of this Quarterly Report on Form 10-Q. In addition, the forward-looking statements contained herein represent our estimate only as of the date of this filing and should not be relied upon as representing our estimate as of any subsequent date. While we may elect to update these forward-looking statements at some point in the future, we specifically disclaim any obligation to do so to reflect actual results, changes in assumptions or changes in other factors affecting such forward-looking statements.

Item 6.    Exhibits

  (A) Exhibits:

31.1*	Certificate of iBasis, Inc. Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certificate of iBasis, Inc. Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1‡	Certificate of iBasis, Inc. Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
Filed herewith.
‡
Furnished here

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

iBasis, Inc.
May 8, 2008	By:	/s/ Richard Tennant

Richard Tennant Senior Vice President and Chief Financial Officer (Authorized Officer and Principal Financial and Accounting Officer)

QuickLinks

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
  Item 1A. Risk Factors
  Item 6. Exhibits