Form 10-Q
period 2008-06-30
IBASIS INC
filed 2008-08-07
CIK 1091756

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
OR
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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, par value $0.001 per share, as of July 31, 2008            73,374,578

iBASIS, INC.
Index

Part I—Financial Information

Item 1.    Financial Statements

iBasis, Inc.

Condensed Consolidated Balance Sheets

(unaudited)

	June 30, 2008	December 31, 2007
	(in thousands, except per share data)
Assets
Cash and cash equivalents	$62,504	$63,735
Short-term marketable investments	—	1,999
Accounts receivable and unbilled revenue—external parties, net of allowance for doubtful accounts of $6,551 and $12,924, respectively	227,168	204,883
Accounts receivable—related parties	1,951	—
Prepaid expenses and other current assets	6,534	4,687

Total current assets	298,157	275,304
Property and equipment, net	37,024	34,966
Other assets	1,975	7,008
Intangible assets, net	95,781	93,800
Goodwill	248,795	248,795

Total assets	$681,732	$659,873

Liabilities and Stockholders' Equity
Accounts payable—external parties	$125,128	$135,060
Accounts payable—related parties	—	11,839
Accrued expenses	180,224	136,903
Deferred revenue	10,848	11,503
Current portion of long-term debt	744	755

Total current liabilities	316,944	296,060
Long-term debt, net of current portion	30,593	25,000
Long-term deferred income taxes	2,706	2,942
Other long-term liabilities	1,016	1,381

Total liabilities	351,259	325,383

Stockholders' equity:
Common stock, $0.001 par value, authorized—170,000 shares; issued—76,133 and 75,912 shares, respectively	76	76
Additional paid-in capital	336,258	333,278
Treasury stock at cost; 2,491 and 1,069 shares, respectively	(4,867)	—
Accumulated other comprehensive income	3,084	3,155
Accumulated deficit	(4,078)	(2,019)

Total stockholders' equity	330,473	334,490

Total liabilities and stockholders' equity	$681,732	$659,873

The accompanying notes are an integral part of these condensed consolidated financial statements.

iBasis, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended June 30,
	2008	2007
	(in thousands, except per share data)
Net revenue—external parties	$299,167	$143,952
Net revenue—related parties	61,673	49,732

Total net revenue	360,840	193,684

Costs and operating expenses:
Data communications and telecommunications—external parties (excluding depreciation and amortization)	297,804	145,301
Data communications and telecommunications—related parties (excluding depreciation and amortization)	25,560	28,121
Engineering and network operations expenses	6,028	2,344
Selling, general and administrative expenses	19,430	5,175
Merger related expenses	—	357
Depreciation and amortization	8,488	1,210

Total costs and operating expenses	357,310	182,508

Income from operations	3,530	11,176
Interest income	524	464
Interest expense	(554)	(244)
Foreign exchange loss, net	(541)	(166)

Income before provision for income taxes	2,959	11,230
Provision for income taxes	2,946	2,873

Net income	$13	$8,357

Net income per share:
Basic	$0.00	$0.21
Diluted	$0.00	$0.21
Weighted average common shares outstanding:
Basic	74,517	40,121
Diluted	75,072	40,121

The accompanying notes are an integral part of these condensed consolidated financial statements.

iBasis, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

	Six Months Ended June 30,
	2008	2007
	(in thousands, except per share data)
Net revenue—external parties	$573,836	$280,024
Net revenue—related parties	111,907	92,210

Total net revenue	685,743	372,234

Costs and operating expenses:
Data communications and telecommunications—external parties (excluding depreciation and amortization)	564,183	279,866
Data communications and telecommunications—related parties (excluding depreciation and amortization)	48,679	56,348
Engineering and network operations expenses	12,656	4,124
Selling, general and administrative expenses	39,251	8,958
Merger related expenses	—	1,678
Depreciation and amortization	15,719	2,401

Total costs and operating expenses	680,488	353,375

Income from operations	5,255	18,859
Interest income	964	525
Interest expense	(1,437)	(430)
Foreign exchange loss, net	(792)	(128)

Income before provision for income taxes	3,990	18,826
Provision for income taxes	6,049	4,830

Net income (loss)	$(2,059)	$13,996

Net income (loss) per share:
Basic	$(0.03)	$0.35
Diluted	$(0.03)	$0.35
Weighted average common shares outstanding:
Basic	74,734	40,121
Diluted	74,734	40,121

iBasis, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended June 30,
	2008	2007
	(in thousands)
Cash flows from operating activities:
Net income (loss)	$(2,059)	$13,996
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	15,719	2,401
Provision for doubtful accounts receivable	900	—
Stock-based compensation	1,247	33
Changes in assets and liabilities:
Accounts receivable and unbilled revenue—external parties	(23,185)	11,881
Accounts receivable—related parties	(1,951)	(11,647)
Prepaid expenses and other current assets	(1,847)	(217)
Other assets	33	—
Accounts payable—external parties	(9,932)	(23,755)
Accounts payable—related parties	(10,540)	—
Accrued expenses	43,644	(2,822)
Deferred revenue	(655)	—
Long-term deferred income taxes	(236)	—
Other long-term liabilities	(365)	—

Net cash provided by (used in) operating activities	10,773	(10,130)
Cash flows from investing activities:
Purchases of property and equipment	(6,977)	(29)
Purchase of certain assets from TDC	(11,050)	—
Maturities of available-for-sale short-term marketable investments	1,999	—
Decrease in other long-term assets	5,000	—

Net cash used in investing activities	(11,028)	(29)

Cash flows from financing activities:
Bank borrowings	5,000	—
Proceeds from exercises of common stock options	434	—
Purchases of common stock	(4,867)
Payments of principal on capital lease obligations	(1,149)	—
Dividend payment related to warrant exercise	(323)	—

Net cash used in financing activities	(905)	—

Effect of exchange rate changes on cash and cash equivalents	(71)	213
Net decrease in cash and cash equivalents	(1,231)	(9,946)
Cash and cash equivalents, beginning of period	63,735	22,411

Cash and cash equivalents, end of period	$62,504	$12,464

Supplemental disclosure of cash flow information:
Interest paid	$1,464	$—
Taxes paid	$5,958	$68
Supplemental disclosure of non-cash financing activities:
Common stock issued in exchange for cashless warrant exercise	$192	$—
Contribution to equity for forgiveness of costs billed by related party	$818	$—
Contribution to equity for expenses paid directly by related party	$492	$—
Software licenses acquired under long-term financing arrangement	$1,731	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

iBasis, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

(1) Business, Recent Transactions and Presentation

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

        On October 8, 2007, iBasis paid a dividend in the aggregate amount of $113 million at a rate of $3.28 per share to each of its shareholders on the record date of September 28, 2007, the trading date immediately prior to the closing date of the KPN Transaction. In addition, holders of outstanding warrants to purchase our common stock will be entitled to receive a cash payment upon the future exercise of these warrants equal to the dividend amount that would have been payable if the warrants had been exercised immediately prior to the record date of the dividend. As of June 30, 2008, iBasis had warrants outstanding to purchase approximately 432,000 shares of its common stock. In connection with the payment of the dividend to shareholders, we also increased the number of shares subject to unexercised stock options and decreased the exercise price of these stock option grants to preserve their value.

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

        Although iBasis acquired all of the outstanding capital stock of KPN GCS, after the closing of the transaction, KPN holds a majority of the outstanding common stock of iBasis and KPN's designees are expected to represent, at a future date, a majority of the Company's board of directors. Accordingly, for accounting and financial statement purposes, the KPN Transaction has been treated as a reverse acquisition of iBasis by KPN GCS under the purchase method of accounting and the financial results of KPN GCS have become the historical financial results of the combined company and replace the historical financial results of iBasis as a stand-alone company. Thus, the results of operations for the three and six months ended June 30, 2007, and the cash flows for the six months ended June 30, 2007 include the results of KPN GCS only.

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

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

(1) Business, Recent Transactions and Presentation (Continued)

        In accordance with the Share Purchase Agreement for the KPN Transaction, a post-closing adjustment was required if (i) iBasis' working capital was lower than or exceeded $37.1 million; (ii) iBasis' debt exceeded or was lower than $2.9 million; (iii) the combined working capital deficit of KPN GCS was lower than or exceeded ($6.1) million; and/or (iv) the combined debt of KPN GCS exceeded $0, as of the date of the closing of the KPN Transaction. Based on iBasis' balance sheet position on the date of the closing of the KPN Transaction, working capital was $13.4 million less than the specified level of $37.1 million, and debt was $1.8 million less than the specified level of $2.9 million. As a result, a payment of $11.6 million is due to KPN from iBasis. Based on KPN GCS's balance sheet position on the date of the closing of the KPN Transaction, working capital deficit was less than the specified level of ($6.1) million by $3.9 million and debt was at the specified level of $0. As a result, a payment of $3.9 million is due to KPN from iBasis. Subsequently, KPN forgave $0.8 million in expenses incurred by KPN GCS since the closing of the KPN Transaction. As a result, the amount due to KPN has been reduced by this amount and was recorded as a contribution to equity. These expenses have been recorded in our results of operations. The total amount of $14.7 million due to KPN will be paid by iBasis in three successive quarterly installments through the fourth quarter of 2008, with interest at the rate of 6% per annum. The first payment to KPN of $5.2 million, including interest, was made in early May 2008.

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

        Our operations consist of our trading business, which includes revenue from wholesale trading ("Wholesale Trading"), and revenue from traffic we terminate for KPN and its affiliates and TDC ("Outsourcing"); and our retail services business ("Retail"). In Wholesale Trading we receive voice and fax traffic from buyers—originating carriers who are interconnected to either the iBasis VoIP network or the KPN GCS fixed line network, and we route that traffic to sellers—local carriers in the destination countries with whom we have established agreements to manage the completion or

iBasis, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

(1) Business, Recent Transactions and Presentation (Continued)

termination of the call. For customers interconnected to our VoIP network, we route these calls over the Internet to local carriers in the destination countries. Our VoIP network uses proprietary, patented technology to automate the selection of routes and termination partners based on a variety of performance, quality, and business metrics. We have call termination agreements with local service providers in North America, Europe, Asia, the Middle East, Latin America, Africa and Australia. Outsourcing consists of traffic we terminate for KPN and its affiliates for international wholesale voice services and international direct dialing for calls originating or terminating in The Netherlands and for TDC for their international traffic originating in Denmark. We consider Outsourcing as part of our Trading segment as the products we sell are primarily the same products that we sell to our Wholesale Trading customers and Outsourcing and Wholesale Trading are managed as one business. Our Retail business consists of retail prepaid calling cards which are marketed through distributors primarily to ethnic communities within major metropolitan markets in the U.S., and our prepaid calling service, Pingo®, offered directly to consumers and businesses through an Internet website on a prepaid basis.

TDC Transaction

        On April 1, 2008, we acquired certain assets from TDC ("TDC"), the leading telecommunications carrier in Denmark, as well as certain assets, contracts and four employees of TDC's subsidiary in the U.S., TDC Carrier Services U.S., for approximately $11 million in cash. We will also be the exclusive provider of international voice services for TDC under a five-year strategic outsourcing arrangement, and TDC will be a preferred partner for terminating traffic sent by us into the Nordic region, consisting of Denmark, Finland, Norway and Sweden.

        Approximately 130 non-Nordic international wholesale voice customers, as well as all of TDC's interconnection and bilateral agreements for inbound and outbound international phone calls have been transferred to us. TDC will retain its Nordic customer base and its pan-Nordic reach.

Presentation

        The unaudited condensed consolidated financial statements presented herein have been prepared by us and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of our financial position, results of operations and cash flows at the dates and for the periods indicated. Interim results are not necessarily indicative of results for a full year.

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

        These interim financial statements should be read in conjunction with the audited financial statement for the year ended December 31, 2007, which are contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2007 that was filed with the SEC on March 17, 2008.

iBasis, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

(1) Business, Recent Transactions and Presentation (Continued)

        The historical KPN GCS statement of operations for the three and six months ended June 30, 2007, and the statement of cash flows for the six months ended June 30, 2007, were denominated in euros, the reporting currency of KPN GCS. These financial statements were converted into U.S. dollars for inclusion in this Quarterly Report on Form 10-Q.

        The three and six months ended June 30, 2007 costs and operating expenses have been revised for $0.4 million and $1.7 million of merger related expenses, respectively, that were previously capitalized that should have been expensed. Included in the $1.7 million is approximately $1.0 million of costs related to the year ended December 31, 2006 that were corrected in the three months ended March 31, 2007. For the three and six months ended June 30, 2007, this adjustment reduced income from operations by $0.4 million and $1.7 million, respectively, net income by $0.3 million and $1.3 million, respectively, and basic and diluted net income per share by $0.01 and $0.03, respectively.

New Accounting Pronouncements

        In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, "Fair Value Measurements", ("SFAS No. 157"). SFAS No. 157 establishes a framework for measuring fair value and requires expanded disclosures regarding fair value measurements. This accounting standard is effective for financial statements issued for fiscal years beginning after November 15, 2007. However, in January 2008, the FASB issued FASB Staff Position FAS 157-b, Effective Date of FASB Statement No. 157 ("FSP FAS 157-b"). FSP FAS 157-b permits entities to elect to defer the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. We have elected to defer the adoption of SFAS No. 157 for those assets and liabilities included in FSP FAS 157-b. The adoption of SFAS No. 157 did not have a material impact on our financial position, results of operations for the three and six months ended June 30, 2008 and cash flows for the six months ended June 30, 2008.

        On January 1, 2008, we adopted Statement of Financial Accounting Standards (SFAS) No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities, Including an amendment of FASB Statement No. 115" (SFAS No. 159). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value, which are not otherwise currently required to be measured at fair value. Under SFAS No. 159, the decision to measure items at fair value is made at specified election dates on an instrument-by-instrument basis and is irrevocable. Entities electing the fair value option are required to recognize changes in fair value in earnings and to expense upfront costs and fees associated with the item for which the fair value option is elected. The adoption of SFAS No. 159 did not have a material impact on our financial position, results of operations for the three and six months ended June 30, 2008 and cash flows for the six months ended June 30, 2008.

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

iBasis, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

(1) Business, Recent Transactions and Presentation (Continued)

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

        In April 2008, the FASB issued FASB Staff Position No. FAS 142-3, "Determination of the Useful Life of Intangible Assets" ("FSP 142-3"). FSP 142-3 is effective for financial statement issued for fiscal years beginning after December 15, 2008 and interim period within those years. FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset, under SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). FSP 142-3 is intended to improve the consistency between the useful life of an intangible asset determined under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141R and other generally accepted accounting principles. We are evaluating the impact, if any, of the adoption of FSP 142-3 on our financial position, results of operations and cash flows.

        In May 2008, the FASB issued SFAS ("SFAS No. 162"), "The Hierarchy of Generally Accepted Accounting Principles." SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles. SFAS No. 162 becomes effective 60 days following the Securities and Exchange Commission's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles." We do not expect that the adoption of SFAS No. 162 to have a material effect on our consolidated financial statements.

(2) Net income (loss) per share

        Basic and diluted net income per common share is determined by dividing net income by the weighted average number of common shares and common equivalent shares outstanding during the period presented. Basic and diluted net loss per common share is determined by dividing net loss by the weighted average number of common shares outstanding during the period. For the three and six months ended June 30, 2007, as KPN GCS was wholly-owned by KPN prior to October 1, 2007, basic and diluted weighted average shares outstanding is based on the 40.1 million shares issued by iBasis to KPN on the closing of the KPN Transaction.

        Common equivalent shares have not been included in the net loss per common share calculations because the effect of including such shares would have been anti-dilutive. The following table

iBasis, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

(2) Net income (loss) per share (Continued)

summarizes common shares that have been excluded from the computation of diluted weighted average common shares for the six months ended June 30, 2008 because their inclusion would be anti-dilutive:

	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007
	(in thousands)
Options to purchase common shares	4,516	—
Warrants to purchase common shares	432	—

Total	4,948	—

(3) Stock-Based Compensation

        We issue stock options as an equity incentive to employees and non-employee directors under our 2007 Stock Plan (the "2007 Plan"). The stock options we issued under our 2007 Plan are for a fixed number of shares with an exercise price equal to the fair market value, which is the closing price of our common stock on the date of grant. The employee stock option grants under the 2007 Plan typically vest quarterly in equal installments over four years, provided that no options shall vest during the employees' first year of employment, and have a term of ten years.

        The 2007 Plan replaced the 1997 Stock Incentive Plan, which expired on August 11, 2007. All outstanding stock options granted under the 1997 Stock Incentive Plan will remain in effect until they expire according to their terms.

        The following table presents the stock-based compensation expense included in our unaudited condensed consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(In thousands)
Stock-based compensation expense:
Engineering and network operations	$167	$—	$312	$—
Sales, general and administrative	501	14	935	33

Total stock-based compensation	$668	$14	$1,247	$33

iBasis, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

(3) Stock-Based Compensation (Continued)

        During the three and six months ended June 30, 2008, we granted 18,100 and 1.3 million shares of stock options to employees, respectively. The fair value of these stock option awards were estimated using the Black-Scholes model with the following assumptions:

	Three Months Ended June 30, 2008	Six Months Ended June 30, 2008
Risk free interest rate	3.17%	2.90%
Dividend yield	0%	0%
Expected life	6.25 years	6.25 years
Volatility	100%	100%
Fair value of options granted	$2.75	$3.62

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

        No income tax benefit was realized from stock option exercises during the three and six months ended June 30, 2008 and 2007.

(4) TDC Transaction

        On April 1, 2008, we acquired certain assets from TDC, the leading telecommunications carrier in Denmark, as well as certain assets, contracts and four employees of TDC's subsidiary in the U.S., TDC Carrier Services U.S., for approximately $11 million in cash. We will also be the exclusive provider of international voice services for TDC under a five-year strategic outsourcing arrangement, and TDC will be a preferred partner for terminating traffic sent by us into the Nordic region, consisting of Denmark, Finland, Norway and Sweden.

        Approximately 130 non-Nordic international wholesale voice customers, as well as all of TDC's interconnection and bilateral agreements for inbound and outbound international phone calls have been transferred to us. TDC will retain its Nordic customer base and its pan-Nordic reach.

iBasis, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

(4) TDC Transaction (Continued)

        The transaction has been accounted for as an acquisition of assets. The total purchase price of $11.0 million, including legal fees incurred of $0.1 million, have been allocated to the tangible and intangible assets we acquired, based on their relative fair values, as follows:

	Cost	Estimated Useful Life
Intangible assets:
Wholesale customer relationships	$5,741	10 Years
TDC outsourcing agreement and bilateral customer relationships	4,306	5 Years
Other	64	1 Year

Total intangible assets	10,111

Tangible assets:
Telecommunication switch and other equipment	939	1 Year

Total purchase price	$11,050

(5) Business Segment Information

        During the three and six months ended June 30, 2008, we operated in two business segments, Trading and Retail. Our Trading business segment includes Wholesale Trading revenue and Outsourcing revenue. We consider Outsourcing as part of our Trading segment as the products we sell are primarily the same products that we sell to our Wholesale Trading customers and Outsourcing and Wholesale Trading are managed as one business. Our Retail business segment consists primarily of our prepaid calling card services and Pingo, our prepaid calling service sold directly to consumers through an Internet website. For the three and six months ended June 30, 2007, we operated in only one business segment, Trading.

        A breakdown of total revenue is as follows:

	Three Months Ended June 30, 2008	Six Months Ended June 30, 2008
	(In millions)
Wholesale trading	$272.1	$526.2
Outsourcing	67.8	118.0
Retail	20.9	41.5

Total revenue	$360.8	$685.7

        We use net revenue and gross profit, which is net revenue less data communications and telecommunications costs, as the basis for measuring profit or loss and making decisions on our Trading and Retail business segments. We do not allocate our engineering and network operations expenses, selling, general and administrative expenses, and depreciation and amortization between our Trading and Retail business segments.

iBasis, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

(5) Business Segment Information (Continued)

        Operating results, excluding interest income and expense, foreign exchange gains or losses, and income tax expense, for our two business segments are as follows:

	Three Months Ended June 30, 2008
	(In thousands)
	Trading	Retail	Total
Net revenue—external parties	$278,295	$20,872	$299,167
Net revenue—related parties	61,673	—	61,673

Total net revenue	339,968	20,872	360,840

Data communications and telecommunication costs—external parties	279,732	18,072	297,804
Data communications and telecommunication costs—related parties	25,560	—	25,560

Total data communications and telecommunications	305,292	18,072	323,364

Gross profit	$34,676	$2,800	37,476

Engineering and network operations expenses			6,028
Selling, general and administrative expenses			19,430
Depreciation and amortization			8,488

Income from operations			$3,530

	Six Months Ended June 30, 2008
	(In thousands)
	Trading	Retail	Total
Net revenue—external parties	$532,391	$41,445	$573,836
Net revenue—related parties	111,907	—	111,907

Total net revenue	644,298	41,445	685,743

Data communications and telecommunication costs—external parties	529,019	35,164	564,183
Data communications and telecommunication costs—related parties	48,679	—	48,679

Total data communications and telecommunications	577,698	35,164	612,862

Gross profit	$66,600	$6,281	72,881

Engineering and network operations expenses			12,656
Selling, general and administrative expenses			39,251
Depreciation and amortization			15,719

Income from operations			$5,255

        Assets relating to our Trading and Retail business segments consist of accounts receivable, net of allowance for doubtful accounts, other intangible assets and goodwill. We do not allocate cash and cash

iBasis, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

(5) Business Segment Information (Continued)

equivalents, short-term marketable investments, prepaid expenses and other current assets, property and equipment, net, or other assets between our Trading and Retail business segments.

	As of June 30, 2008
	(In thousands)
Segment assets:	Trading	Retail	Total
Accounts receivable and unbilled revenue—external parties, net	$220,165	$7,003	$227,168
Intangible assets—customer and distributor relationships, net	28,316	11,653	39,969
Goodwill	248,795	—	248,795

	$497,276	$18,656	515,932

Non-segment assets			165,800

Total assets			$681,732

	As of December 31, 2007
	(In thousands)
Segment assets:	Trading	Retail	Total
Accounts receivable and unbilled revenue—external parties, net	$197,512	$7,371	$204,883
Intangible assets—customer and distributor relationships, net	20,037	12,879	32,916
Goodwill	248,795	—	248,795

	$466,344	$20,250	486,594

Non-segment assets			173,279

Total assets			$659,873

(6) Accounts Receivable and Unbilled Revenue—External Parties

        Accounts receivable—external parties, net consists of the following:

	As of June 30, 2008	As of December 31, 2007
	(In thousands)
Accounts receivable	$172,122	$168,498
Unbilled revenue	61,596	49,309

	233,719	217,807
Allowance for doubtful accounts	(6,551)	(12,924)

Total accounts receivable—external parties	$227,168	$204,883

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

iBasis, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

(7) Property and Equipment

        Property and equipment, net, consist of the following:

	As of June 30, 2008	As of December 31, 2007
	(In thousands)
Network equipment	$47,682	$41,861
Software	12,738	8,258
Leasehold improvements	1,663	1,591
Other tangible fixed assets	4,050	3,798

	66,133	55,508
Accumulated depreciation	(29,109)	(20,542)

Total property and equipment, net	$37,024	$34,966

        Total depreciation and amortization expense related to property and equipment was $4.2 million and $7.6 million for the three and six months ended June 30, 2008, respectively, and $1.2 million and $2.4 million for the three and six months ended June 30, 2007, respectively.

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

        In connection with the closing of the TDC transaction on April 1, 2008, we recorded $10.1 million in intangible assets, primarily wholesale customer relationships. The wholesale customer relationships are being amortized over a 5 to 10 year period using the economic consumption method to reflect the diminishing cash flows from these relationships in the future.

iBasis, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

(8) Goodwill and Other Intangible Assets (Continued)

        The following table summarizes other intangible assets:

	As of June 30, 2008	As of December 31, 2007
	(In thousands)
Trademark and tradenames	$21,800	$21,800
Wholesale customer relationships	30,747	20,700
Retail distributor relationships	13,500	13,500
Termination partner relationships	8,400	8,400
Technology	33,300	33,300
Other	64	—

	107,811	97,700
Accumulated amortization	(12,030)	(3,900)

Other intangible assets, net	$95,781	$93,800

        We currently expect to amortize the following remaining amounts of intangible assets as of June 30, 2008 in the fiscal years as follows:

(In thousands)
Year ending December 31,
2008 (remaining six months)	$8,576
2009	19,366
2010	17,916
2011	16,382
2012	12,517
Thereafter	21,024

Total	$95,781

(9) Accrued Expenses

        Accrued expenses consist of the following:

	As of June 30, 2008	As of December 31, 2007
	(In thousands)
Termination fees and circuit costs	$153,690	$109,883
Compensation	2,587	3,644
Dividend payable	1,421	1,744
Income taxes	12,645	11,947
Accrued other	9,881	9,685

Total accrued expenses	$180,224	$136,903

iBasis, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

(10) Accrued Restructuring Costs

        At June 30, 2008, we had accrued restructuring costs of $1.3 million, which consisted of $0.5 million in future payment obligations relating to a terminated New York City facility lease and $0.8 million of costs accrued for future lease obligations for certain vacant leased facilities, net of future sublease payments. Payments of these restructuring costs will be made through February 2011.

        A summary of the accrued restructuring costs for the six months ended June 30, 2008 is as follows:

	Future Payment Obligation on Lease Termination	Contractual Lease Obligations Relating to Vacant Facilities	Total
	(In thousands)
Balance, December 31, 2007	$720	$987	$1,707
Cash payments	(118)	(255)	(373)

Balance, June 30, 2008	$602	$732	$1,334

Current portion, included in accrued expenses			758
Long-term portion, included in other long-term liabilities			576

Total			$1,334

(11) Income Taxes

        The income tax provision of $2.9 million and $6.0 million for the three and six months ended June 30, 2008, respectively, primarily relates to income taxes on our Netherlands operations. The income tax provision of $2.9 million and $4.8 million for the three and six months ended June 30, 2007, respectively, primarily relates to income taxes on the taxable income of our operations in The Netherlands. The significantly higher tax provision, relative to income before income taxes, in the three and six months ended June 30, 2008, compared to the same periods in 2007, is a result of losses in our U.S.-based operations without any corresponding income tax benefits.

        As discussed in Note 10 to our consolidated financial statements in our 2007 Annual Report on Form 10-K, we have recorded a valuation allowance against our U.S. net deferred tax assets since it is more likely than not that our U.S. net deferred tax assets will not be realized. As of June 30, 2008, at such time as the valuation allowance is realized or recognized, approximately $32 million will reduce goodwill and approximately $6 million will reduce tax expense. However, after we adopt SFAS No. 141R on January 1, 2009, any deferred tax assets realized or recognized prospectively will reduce income tax expense and not goodwill.

        At June 30, 2008, we had approximately $0.5 million of unrecognized tax benefits, all of which will impact the effective tax rate, if recognized. In addition, we had $0.1 million of accrued interest and penalties. We do not expect the balance of unrecognized tax benefits to change significantly over the balance of 2008. We adopted the provisions of FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109" ("FIN 48"), on January 1, 2007. The adoption of FIN 48 had no effect on our financial statements at January 1, 2007.

iBasis, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

(12) Line of Credit and Long-Term Debt

        Long-term debt consists of the following:

	As of June 30, 2008	As of December 31, 2007
	(In thousands)
Bank borrowings	$30,000	$25,000
Capital lease obligations	1,337	755

	31,337	25,755
Less: Current portion	(744)	(755)

Long-term portion	$30,593	$25,000

        In October 2007, we entered into a Second Amended and Restated Loan and Security Agreement (the "Loan Agreement") with Silicon Valley Bank, which amended and restated a certain Amended and Restated Loan and Security Agreement dated as of December 29, 2003. We entered into the Loan Agreement to obtain funding for working capital purposes and in support of the KPN Transaction. Pursuant to the Loan Agreement, which was subsequently amended as described below, we may borrow up to $35.0 million from time to time under a secured revolving credit facility for a two-year period. Except as described below, borrowings under the Loan Agreement are on a formula basis, based on eligible domestic and foreign accounts receivable. The Loan Agreement contains quarterly financial covenants, consisting primarily of minimum profitability and minimum liquidity requirements. Interest on borrowings under the Loan Agreement will be based, in part, on our quarterly profitability, with the maximum interest rate being the bank's prime rate, plus 0.5%, or LIBOR, plus 2.75%. The Loan Agreement has a quarterly commitment fee of 0.63% on any unused portion of the line of credit and we paid an up-front, one-time facility fee of 0.75%, or $263,000. The Loan Agreement is also guaranteed by all our domestic wholly-owned subsidiaries and is collateralized by a first priority lien and security interest on our assets and such guarantors. In addition, we pledged 66.2% of all of our ownership in iBasis Netherlands, formerly known as KPN Global Carrier Services, a wholly-owned subsidiary based in The Netherlands, as collateral. Pursuant to the terms of the Loan Agreement, we may use the proceeds solely (i) for working capital, (ii) to fund our general business requirements, and (iii) to fund the dividend paid by us in connection with the transaction with KPN.

        On April 28, 2008, we modified the Loan Agreement to increase our maximum borrowing availability from $35.0 million to $50.0 million. In addition, to reflect our current operating results and financial position, we modified the minimum profitability financial covenant and added a minimum cash flow financial requirement pursuant to a sliding scale that decreases over time. In addition, a portion of the additional $15.0 million in funds is subject to a non-formula borrowing base through February 2009. The modification also permits us to repurchase up to $15 million shares of our common stock under a stock repurchase program approved by our board of directors in April 2008. We paid an up-front, one-time supplemental commitment fee of $150,000 and an up-front, one-time modification fee equal to $75,000.

        At June 30, 2008 and December 31, 2007, we had $30.0 million and $25.0 million, respectively, in borrowings outstanding, and had issued outstanding standby letters of credit of $3.9 million and $2.9 million, respectively, under the Loan Agreement.

iBasis, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

(12) Line of Credit and Long-Term Debt (Continued)

        During the six months ended June 30, 2008, we purchased certain software licenses for $1.7 million under a 30-month financing agreement, with payments due on a semi-annual basis through June 2010.

(13) Commitments and Contingencies

Commitments

        We lease our administrative and operating facilities, under operating leases which expire on various dates through 2018. The future approximate minimum lease payments under these operating leases as of June 30, 2008 consist of the following:

Year ended December 31,	(in thousands)
Less than one year	$2,769
One to two years	1,445
Two to three years	543
Three to four years	315
Four to five years	280
Thereafter	1,726

Total future minimum lease payments	$7,078

        At June 30, 2008, we had commitments with certain telecommunications carriers for the termination of minutes for the next twelve months totaling $11.6 million. As of June 30, 2008, we did not have any other material purchase obligations, or other material long-term commitments reflected on our consolidated balance sheet.

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

(unaudited)

(13) Commitments and Contingencies (Continued)

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

        In June 2004, we and the individual defendants, as well as many other issuers named as defendants in the class action proceeding, entered into an agreement-in-principle to settle this matter, and this settlement was presented to the court. The district court granted a preliminary approval of the settlement in February 2005, subject to certain modifications to the proposed bar order, to which plaintiffs and issuers agreed. In August 2005, the district court issued a preliminary order further approving the modifications to the settlement, certifying the settlement classes and scheduled a fairness hearing, after notice to the class. Plaintiffs have continued to pursue their claims against the underwriters. The district court established a procedure whereby six "focus" cases are being pursued initially and has certified a class of purchasers in those cases. The underwriters appealed the certification order in each of the six cases and in December 2006, the United States Court of Appeals for the Second Circuit reversed the certification orders. Motions to dismiss amended complaints filed in the six focus cases have been denied and motions for certification of a much narrower class are pending.

        We anticipate additional settlement negotiations will occur, but there can be no assurance that those negotiations will result in a revised settlement. We believe that if this matter is not settled, we have meritorious defenses which we intend to vigorously assert.

        We cannot estimate potential losses, if any, from these matters or whether, in light of our insurance coverage, any loss would be material to our financial condition, results of operations or cash flows. As such, no amounts have been accrued as of June 30, 2008.

Actions Pursuant to Option Investigation

        On December 21, 2006, two derivative actions naming us as a nominal defendant were filed in the United States District Court for the District of Massachusetts: David Shutvet, Derivatively on Behalf of iBasis, Inc., v. Ofer Gneezy et al., U.S.D.C. Civil Action No. 06-12276-DPW; and Victor Malozi, Derivatively on Behalf of iBasis, Inc., v. Ofer Gneezy et al., U.S.D.C. Civil Action No. 06-12277-DPW. The complaints in these two actions each names the same defendants, including many of our current and former officers and directors. The complaints allege that the defendants caused or allowed our "insiders" to backdate their stock option grants, and caused or allowed us (i) to file materially false and misleading financial statements that materially understated our compensation expenses and materially overstated our quarterly and annual net income and earnings per share, and (ii) to make disclosures in our periodic filings and proxy statements that falsely portrayed our options as having been granted at exercise prices equal to the fair market value of our common stock on the date of the grant. The complaints also allege that certain defendants engaged in illegal insider selling of our common stock while in possession of undisclosed material adverse information. Based on these and other allegations, the complaints assert claims for: violation of Section 14(a) of the Exchange Act; disgorgement under the Sarbanes-Oxley Act of 2002; unjust enrichment; breach of fiduciary duty for approving improperly dated stock option grants to our executive officers; breach of fiduciary duties for insider selling and

iBasis, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

(13) Commitments and Contingencies (Continued)

misappropriation of information; abuse of control; gross mismanagement; waste of corporate assets; rescission of certain stock option contracts; and constructive trust. The complaints seek the following relief: damages in favor of us for the individual defendants' alleged wrongdoing; disgorgement of all bonuses or other incentive-based or equity-based compensation received by Ofer Gneezy, our President and Chief Executive Officer, and Richard Tennant, our Senior Vice President of Finance and Administration and Chief Financial Officer, during any period for which we restated our financial results; a declaration that the Director defendants caused us to violate Section 14(a) of the Exchange Act; certain corporate governance reforms; an accounting of all undisclosed backdated stock option grants, cancellation of all unexercised grants, and revision of our financial statements; disgorgement of all profits obtained by the defendants from the allegedly backdated stock option grants and related equitable relief; and an award to the plaintiffs of their costs and disbursements for the action, including reasonable attorney's fees and accountants' and experts' fees, costs and expenses.

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

        On December 19, 2007, the plaintiffs filed a motion asking the Court to reconsider and amend its prior judgment, in which plaintiffs sought to premise their claim to federal jurisdiction alternatively on diversity of citizenship between the plaintiffs and defendants in the consolidated action. On January 11, 2008, we filed an opposition to that motion. On January 31, 2008, the plaintiffs filed a reply brief after having received the Court's leave to do so. On May 8, 2008, the Court issued a Memorandum and Order in which it denied plaintiffs' motion for reconsideration, holding that plaintiffs had waived diversity as a basis for federal court jurisdiction because they failed to assert it in their consolidated complaint and did not raise it in response to the defendants' motion to dismiss. On May 30, 2008, plaintiffs filed a notice of appeal from that Memorandum and Order to the United States Court of Appeals for the First Circuit.

        We announced on October 20, 2006, that we were contacted by the SEC as part of an informal inquiry and we further disclosed on March 29, 2007, on our Current Report on Form 8-K, that the SEC had notified us that we would be receiving a formal order of investigation relating to our stock option practices. On April 13, 2007, we received the formal order of investigation. The SEC investigation seeks documents and information from us relating to the grant of our options from 1999 through 2007. The SEC has taken testimony from individuals including certain of our current and former officers and directors and we expect that the SEC will seek the testimony of additional

iBasis, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

(13) Commitments and Contingencies (Continued)

individuals during the third quarters and fourth quarters of 2008. We are cooperating fully with the SEC investigation that is ongoing. There is no assurance that other regulatory inquiries will not be commenced by other U.S. federal, state or other regulatory agencies.

        We cannot estimate the amount of losses, if any, from these matters, or whether any loss would be material to our financial condition, results of operations or cash flows. As such, no amounts have been accrued as of June 30, 2008.

Sub-Distributor Action

        On September 20, 2007, J & J Communications ("J & J"), a sub-distributor of calling cards distributed through iBasis distributor Abdul Communications ("Abdul"), amended a complaint filed in the United States District Court for the District of Maryland against Abdul, to add iBasis and PCI, a wholesale calling-card provider ("PCI"), as defendants in the matter. The complaint asserts that J & J has lost and continues to lose money because iBasis and PCI deactivated calling cards for which J & J allegedly paid. J & J is seeking in excess of $1.0 million dollars, plus punitive damages, attorneys fees and litigation costs based on a variety of claims against Abdul, iBasis, and PCI, predicated on contractual theories, various torts, conspiracy, and an alleged violation of § 201 of the Communications Act. With respect to iBasis, J & J alleges both direct liability and vicarious liability, for its alleged status as principal in an alleged agency relationship with Abdul. iBasis responded to the amended complaint through an answer and motion to dismiss on February 8, 2008. Plaintiff filed a consolidated response to the Motions to Dismiss on April 4, 2008. On June 3, 2008, the Court granted the motion to dismiss as to the conspiracy claims, without prejudice, and Communications Act claims, with prejudice, and granted plaintiff leave to file an amended complaint.

        We cannot estimate the amount of losses, if any, from this matter, or whether any loss would be material to our financial condition, results of operations or cash flows. As such, no amount has been accrued as of June 30, 2008.

Bankruptcy Preference Claim

        On April 24, 2001 (the "Petition Date"), World Access, Inc. ("World Access"), WorldxChange Communications, Inc. ("WorldxChange"), and Facilicom International, LLC ("Facilicom"), together with other related debtors (collectively, the "Debtors"), filed voluntary petitions for relief under chapter 11 of title 11 of the United States Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the Northern District of Illinois (Eastern Division). The Debtors' cases are jointly administered but have not been substantively consolidated. Prior to the Petition Date, we and the Debtors engaged in a reciprocal business relationship. On or about April 21, 2003 the Debtors initiated a large number of avoidance actions, including and adversary proceeding in which the Debtors asserted claims against us on account of allegedly preferential transfers and nonpayment of overdue amounts owed by iBasis to the Debtors totaling approximately $2.1 million. We have asserted defenses to the claims, invoked statutory defenses and filed proofs of claim for approximately $0.5 million to which the trustee for the Debtors has objected. Although the parties have exchanged information in an effort to determine the validity of the various claims and defenses, formal discovery has not been completed. We expect to engage in a mediation to attempt to resolve these claims during the third quarter of 2008 and

iBasis, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

(13) Commitments and Contingencies (Continued)

have determined that it is probable that we will incur a liability of approximately $0.5 million and, accordingly, we have accrued that amount as of June 30, 2008.

Other Matters

        We are also party to suits for collection, commercial disputes, claims by former employees, claims related to certain taxes, claims from carriers and foreign service partners over reconciliation of payments for circuits, Internet bandwidth and/or access to the public switched telephone network, and claims from estates of bankrupt companies alleging that we received preferential payments from such companies prior to their bankruptcy filings.

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

(14) Related Party Transactions

Revenue and Data and Telecommunication Costs

        Revenue from KPN and its subsidiaries amounted to $61.7 million and $111.9 million for the three and six months ended June 30, 2008, respectively, and $49.7 million and $92.2 million for the three and six months ended June 30, 2007, respectively. These amounts are reported as net revenue from related parties in the Condensed Consolidated Statement of Operations.

        Data and telecommunication costs purchased from KPN and its subsidiaries amounted to $25.6 million and $48.7 million for the three and six months ended June 30, 2008, respectively, and $28.1 million and $56.3 million for the three and six months ended June 30, 2007, respectively. These amounts are reported in data and telecommunications costs—related parties in the Condensed Consolidated Statement of Operations. These costs primarily relate to termination and transmission costs for traffic sent to KPN for termination over KPN's network. During the three months ended June 30, 2008, we negotiated lower pricing on our service level agreements with KPN for national and international transmission, which resulted in a reduction of $1.0 million in costs in this period.

Operating expenses

        Engineering and network operations expenses include costs charged by KPN under a service level agreement for engineering and network operations support. These related party costs were $1.7 million and $3.5 million for the three and six months ended June 30, 2008, respectively, and $2.3 million and $4.1 million for the three and six months ended June 30, 2007, respectively.

        Selling, general and administrative expenses include costs charged by KPN under service level agreements for various corporate and divisional support. These related party costs were $0.9 million

iBasis, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

(14) Related Party Transactions (Continued)

and $2.0 million for the three and six months ended June 30, 2008, respectively, and $3.7 million and $7.3 million for the three and six months ended June 30, 2007, respectively. The decrease in these costs from KPN primarily reflects certain costs that were previously charged, such as audit fees, which are now being paid directly by us.

Working Capital and Debt Adjustments related to KPN Transaction

        In accordance with the Share Purchase Agreement for the KPN Transaction, a post-closing adjustment was required if (i) iBasis' working capital was lower than or exceeded $37.1 million; (ii) iBasis' debt exceeded or was lower than $2.9 million; (iii) the combined working capital deficit of KPN GCS was lower than or exceeded ($6.1) million; and/or (iv) the combined debt of KPN GCS exceeded $0, as of the date of the closing of the KPN Transaction. Based on iBasis' balance sheet position on the date of the closing of the KPN Transaction, working capital was $13.4 million less than the specified level of $37.1 million, and debt was $1.8 million less than the specified level of $2.9 million. As a result, a payment of $11.6 million is due to KPN from iBasis. Based on KPN GCS's balance sheet position on the date of the closing of the KPN Transaction, working capital deficit was less than the specified level of ($6.1) million by $3.9 million and debt was at the specified level of $0. As a result, a payment of $3.9 million is due to KPN from iBasis. Subsequently, KPN forgave $0.8 million in expenses incurred by KPN GCS since the closing of the KPN Transaction. As a result, the amount due to KPN has been reduced by this amount and was recorded as a contribution to equity. These expenses have been recorded in our results of operations. The total amount of $14.7 million due to KPN will be paid by iBasis in three successive quarterly installments through the third quarter of 2008, with interest at the rate of 6% per annum. The first payment to KPN of $5.2 million, including interest, was made in early May 2008.

Accounts Receivable from and Accounts Payable to Related Parties

        As of June 30, 2008, we had accounts receivable from KPN and its subsidiaries of $2.0 million. This amount is reflected as accounts receivable—related parties on the Condensed Consolidated Balance Sheet. As of December 31, 2007, we had accounts payable to KPN and its subsidiaries of $11.8 million. This amount is reflected in accounts payable—related parties on the Condensed Consolidated Balance Sheet. The accounts receivable balance of $2.0 million as of June 30, 2008, is net of the outstanding balance of $10.1 million due to KPN for the post-closing working capital and debt adjustments of iBasis and KPN GCS, including accrued interest. During the three months ended June 30, 2008, we made our first quarterly payment to KPN of $5.2 million, including interest.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        This Quarterly Report on Form 10-Q, including without limitation Management's Discussion and Analysis of Financial Condition and Results of Operations, contains "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. We intend the forward-looking statements to be covered by the safe harbor for forward-looking statements in such sections of the Exchange Act. These forward-looking statements include, without limitation, anticipated revenue, earnings per share, capital expenditures, market opportunity and market size, strategies, strategic relationships, competition, expected activities, and investments as we pursue our business plan, and the adequacy of our available cash resources. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects" and similar expressions are intended to identify forward-looking statements. The forward-looking information is based on various factors and was derived using numerous assumptions.

        There are a number of factors that could cause actual events or results to differ materially from those indicated by such forward-looking statements, many of which are beyond our control, including those set forth in Part I, Item 1A "Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2007 and in Part II, Item 1A "Risk Factors" of our Quarterly Reports on From 10-Q. In addition, the forward-looking statements contained herein represent our estimate only as of the date of this filing and should not be relied upon as representing our estimate as of any subsequent date. While we may elect to update these forward-looking statements at some point in the future, we specifically disclaim any obligation to do so to reflect actual results, changes in assumptions or changes in other factors affecting such forward-looking statements.

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

        On October 8, 2007, iBasis paid a dividend in the aggregate amount of $113 million at a rate of $3.28 per share to each of its shareholders on the record date of September 28, 2007, the trading date immediately prior to the closing date of the KPN Transaction. In addition, holders of outstanding warrants to purchase our common stock will be entitled to receive a cash payment upon the future exercise of these warrants in an amount equal to the dividend amount that would have been payable if the warrants had been exercised immediately prior to the record date of the dividend. As of June 30, 2008, iBasis had warrants outstanding to purchase approximately 432,000 shares of its common stock. In connection with the payment of the dividend to shareholders, we also increased the number of shares subject to unexercised stock options and decreased the exercise price of these stock option grants to preserve their value.

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

        Although iBasis acquired all of the outstanding capital stock of KPN GCS, after the closing of the transaction, KPN holds a majority of the outstanding common stock of iBasis and KPN' designees are expected to represent, at a future date, a majority of the Company's board of directors. Accordingly, for accounting and financial statement purposes, the KPN Transaction has been treated as a reverse acquisition of iBasis by KPN GCS under the purchase method of accounting and the financial results of KPN GCS have become the historical financial results of the combined company and replace the historical financial results of iBasis as a stand-alone company. Thus, the financial results for the three and six months ended June 30, 2007 include only the results of KPN GCS.

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

        Our operations consist of our Trading business, which includes revenue from wholesale trading ("Wholesale Trading") and revenue from traffic we terminate for KPN and its affiliates and TDC ("Outsourcing"); and our retail services business ("Retail"). In Wholesale Trading we receive voice traffic from buyers—originating carriers who are interconnected to our network via Voice over Internet Protocol ("VoIP") or traditional time division multiplexing ("TDM") connections, and we route that traffic over our network to sellers—local service providers and carriers in the destination countries with whom we have established agreements to manage the completion or termination of calls. Following the closing of the KPN Transaction, approximately half of our traffic utilizes TDM connections, while the balance of traffic is carried over our global VoIP network. Outsourcing consists of traffic we terminate for KPN and its affiliates for international wholesale voice services and international direct dialing for calls originating or terminating in The Netherlands, and for TDC for their international traffic originating in Denmark. We consider Outsourcing as part of our Trading segment as the products we sell are primarily the same products that we sell to our Wholesale Trading customers and Outsourcing and Wholesale Trading are managed as one business.

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

TDC Transaction

        On April 1, 2008, we acquired certain assets from TDC, the leading telecommunications carrier in Denmark, as well as certain assets, contracts and employees of TDC's subsidiary in the U.S., TDC Carrier Services U.S., for approximately $11 million in cash. We will also be the exclusive provider of international voice services for TDC under a five year strategic outsourcing arrangement, and TDC will be a preferred partner for terminating traffic sent by us into the Nordic region, consisting of Denmark, Finland, Iceland, Norway and Sweden.

        Approximately 130 non-Nordic international wholesale voice customers, as well as all of TDC's interconnection and bilateral agreements for inbound and outbound international phone calls have been transferred to us. TDC will retain its Nordic customer base and its pan-Nordic reach.

Critical Accounting Policies and Estimates

        Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements. The preparation of these financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires us to (i) make judgments, assumptions and estimates that affect the reported amounts of assets, liabilities, revenue and expenses; and (ii) disclose contingent assets and liabilities. A critical accounting estimate is an assumption that could have a material effect on our consolidated financial statements if another, also reasonable, amount were used or a change in the estimates is reasonably likely from period to period. We base our accounting estimates on historical experience and other factors that we consider reasonable under the circumstances. However, actual results may differ from these estimates. To the extent there are material differences between our estimates and the actual results, our future financial condition and results of operations will be affected. Our critical accounting policies and estimates are described in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2007. There have been no changes to these critical accounting policies and estimates for the three months ended June 30, 2008.

Results from Operations

        The following table sets forth for the periods indicated the principal items included in the Condensed Consolidated Statement of Operations as a percentage of net revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net revenue—external parties	82.9%	74.3%	83.7%	75.2%
Net revenue—related parties	17.1	25.7	16.3	24.8

Total net revenue	100.0	100.0	100.0	100.0

Costs and operating expenses:
Data communications and telecommunications—external parties	82.5	75.0	82.3	75.2
Data communications and telecommunications—related parties	7.1	14.5	7.1	15.1
Engineering and network operations	1.7	1.2	1.8	1.1
Selling, general and administrative	5.4	2.7	5.7	2.4
Merger related expenses	0.0	0.2	0.0	0.4
Depreciation and amortization	2.3	0.6	2.3	0.7

Total costs and operating expenses	99.0	94.2	99.2	94.9
Income from operations	1.0	5.8	0.8	5.1
Interest income (expense), net	(0.0)	0.1	(0.1)	0.0
Foreign exchange loss, net	(0.2)	(0.1)	(0.1)	(0.0)

Income before provision for income taxes	0.8	5.8	0.6	5.1
Provision for income taxes	0.8	1.5	(0.9)	1.3

Net income (loss)	0.0%	4.3%	(0.3)%	3.8%

        Results of operations for the three and six months ended June 30, 2008 include the results of the combined company following the closing of the KPN Transaction on October 1, 2007. Results of operations for the three and six months ended June 30, 2007 are the results of operations of KPN GCS only. As a result, revenue and expenses for the three and six months ended June 30, 2008 increased substantially. Thus, our operating results for the three and six months ended June 30, 2008 are not particularly comparable to our results of operations for the same periods in 2007. In addition, as KPN GCS did not operate as a stand-alone business during the three and six months ended June 30, 2007, the results of operations for this period may not necessarily be representative of the results of operations had KPN GCS operated independently of KPN. Our results of operations for the three and six months ended June 30, 2008 reflect amortization expense of $3.8 million and $7.7 million, respectively, related to intangible assets recorded as of the closing of the KPN transaction, as well as additional expenses associated with our efforts to integrate the operations of the combined Company.

Three Months Ended June 30, 2008 Compared to the Three Months Ended June 30, 2007

         Net revenue.    Our primary source of revenue from external parties are the fees that we charge customers for completing voice and fax calls over our network. We charge our customers fees, per minute of traffic, that are dependent on the length and destination of the call and recognize this revenue in the period in which the call is completed. Revenue from related parties consists of fees that we charge KPN and its affiliates for the traffic they send to us to complete over our network. The fees that we charge KPN and its affiliates are based on the pricing in established service level agreements and other pricing arrangements. Our average revenue per minute ("ARPM") is based upon our total net revenue divided by the number of minutes of traffic over our network for the applicable period. ARPM is a key telecommunications industry financial measurement. We believe this measurement is useful in understanding our financial performance, as well as industry trends. Although the long distance telecommunications industry has been experiencing declining prices in recent years due to the effects of deregulation and increased competition, our average revenue per minute can fluctuate from period to period as a result of shifts in traffic over our network to higher priced, or lower priced, destinations.

        Total revenue was $360.8 million for the three months ended June 30, 2008 compared to $193.7 million for the same period in 2007. Revenue from external parties was $299.2 million in the three months ended June 30, 2008 compared to $144.0 million for the same period in 2007. The increase in revenue from external parties primarily reflects the inclusion of approximately $134 million in legacy iBasis revenue for the three months ended June 30, 2008, including revenue related to the TDC Transaction. In addition, the stronger euro in the three months ended June 30, 2008 resulted in an increase in revenue from external parties of approximately 16% in U.S. dollars, on our euro-denominated revenue over the same period in 2007.

        Revenue from related parties for the three months ended June 30, 2008 was $61.7 million, compared to $49.7 million for the same period in 2007. The increase in revenue is primarily due to an increase in traffic sent by KPN's mobile entities and the effect of the stronger euro, partially offset by lower prices on certain revenue streams.

        For the three months ended June 30, 2008, the breakdown of total revenue is as follows:

(In millions)
Wholesale trading	$272.1
Outsourcing	67.8
Retail	20.9

Total revenue	$360.8

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

        Total data communications and telecommunications costs were $323.4 million for the three months ended June 30, 2008 compared to $173.4 million for the same period in 2007. Data communications and telecommunications costs from external parties were $297.8 million for the three months ended June 30, 2008 compared to $145.3 million for the same period in 2007. This increase was primarily due to the inclusion of legacy iBasis costs of approximately $122 million for the three months ended June 30, 2008. In addition, the effect of the stronger euro, compared to the U.S. dollar, during the three months ended June 30, 2008, increased our euro-denominated costs over the same period in 2007 by approximately 16% in U.S. dollars. Data communications and telecommunications costs from related parties were $25.6 million for the three months ended June 30, 2008 compared to $28.1 million for the same period in 2007. These costs relate to termination and transmission costs for traffic sent to KPN for termination over KPN's network. These costs are not directly related to revenue—related parties.

As a percentage of total net revenue, total data communications and telecommunications costs were 89.6% for the three months ended June 30, 2008 compared to 89.5% for the same period in 2007.

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

        Engineering and network operations expenses were $6.0 million for the three months ended June 30, 2008 compared to $2.3 million for the same period in 2007. The higher expenses primarily relate to the inclusion of $3.9 million of legacy iBasis' engineering and network operations expenses in the results of operations for the three months ended June 30, 2008.

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

        Selling, general and administrative expenses were $19.4 million for the three months ended June 30, 2008 compared to $5.2 million for the same period in 2007. The increase primarily reflects the inclusion of the selling, general and administrative costs of legacy iBasis of approximately $14 million in the three months ended June 30, 2008. In addition, the stronger euro compared to the U.S. dollar, during the three months ended June 30, 2008, resulted in an increase of approximately $0.7 million in our euro-denominated expenses over the same period in 2007.

         Merger related expenses.    Merger related expenses of $0.4 million for the three months ended June 30, 2007 primarily relate to costs incurred for the preparation and review of the historical financial statements of KPN GCS in anticipation of the merger with iBasis. These costs have been paid by KPN but are reflected in our results of operations for that prior period.

         Depreciation and amortization expenses.    Depreciation and amortization expenses were $8.5 million for the three months ended June 30, 2008, compared to $1.2 million for the same period in 2007. Amortization expense for the three months ended June 30, 2008 includes $4.2 million in amortization of identified intangible assets. These identified intangible assets resulted from the allocation of the purchase price of iBasis to the fair value of iBasis' net assets as of October 1, 2007, as well as the amortization of intangible assets acquired in the TDC transaction.

         Interest income and expense.    Interest expense, net was $30,000 for the three months ended June 30, 2008 compared to interest income, net of $0.2 million for the same period in 2007. The increase in interest expense, net, primarily relates to interest on borrowings of $30.0 million under our bank line of credit and interest on the amount due to KPN related to the working capital adjustments as of the closing of the KPN Transaction.

         Foreign exchange loss, net.    Foreign exchange loss, net was $0.5 million for the three months ended June 30, 2008, compared to $0.2 million for the same period in 2007.

         Income taxes.    The income tax provision of $2.9 million for the three months ended June 30, 2008 and $2.9 million for the same period in 2007 primarily relates to income taxes on the income of The Netherlands operations of KPN GCS. The higher tax provision, relative to income before income taxes, in the three months ended June 30, 2008, compared to the same period in 2007, is a result of losses in our U.S.-based operations without any corresponding income tax benefits.

Six Months Ended June 30, 2008 Compared to the Six Months Ended June 30, 2007

         Net revenue.    Total revenue was $685.7 million for the six months ended June 30, 2008 compared to $372.2 million for the same period in 2007. Revenue from external parties was $573.8 million in the three months ended June 30, 2008 compared to $280.0 million for the same period in 2007. The increase in revenue from external parties primarily reflects the inclusion of approximately $269 million in legacy iBasis revenue for the six months ended June 30, 2008, including revenue related to the TDC Transaction. In addition, the stronger euro in the six months ended June 30, 2008 resulted in an increase in revenue from external parties of approximately 15% in U.S. dollars, on our euro-denominated revenue over the same period in 2007. Excluding the effect of the stronger euro during the six months ended June 30, 2008 and the inclusion of iBasis revenue for this period, revenue from external parties declined approximately 9% from the same period in 2007.

        Revenue from related parties for the six months ended June 30, 2008 was $111.9 million, compared to $92.2 million for the same period in 2007. The increase in revenue is primarily due to an increase in traffic sent by KPN's mobile entities and the effect of the stronger euro, partially offset by lower prices on certain revenue streams.

        For the six months ended June 30, 2008, the breakdown of total revenue is as follows:

(In millions)
Wholesale trading	$526.2
Outsourcing	118.0
Retail	41.5

Total revenue	$685.7

         Data communications and telecommunications costs.    Total data communications and telecommunications costs were $612.9 million for the six months ended June 30, 2008 compared to $336.2 million for the same period in 2007. Data communications and telecommunications costs from external parties were $564.2 million for the six months ended June 30, 2008 compared to $279.9 million for the same period in 2007. This increase was primarily due to the inclusion of legacy iBasis costs of approximately $242 million for the six months ended June 30, 2008. In addition, the effect of the stronger euro, compared to the U.S. dollar, during the six months ended June 30, 2008, increased our euro-denominated costs over the same period in 2007 by approximately 15% in U.S. dollars.            Data communications and telecommunications costs from related parties were $48.7 million for the six months ended June 30, 2008 compared to $56.3 million for the same period in 2007. These costs relate to termination and transmission costs for traffic sent to KPN for termination over KPN's network. These costs are not directly related to revenue—related parties. As a percentage of total net revenue, total data communications and telecommunications costs were 89.4% for the six months ended June 30, 2008 compared to 90.3% for the same period in 2007.

         Engineering and network operations expenses.    Engineering and network operations expenses were $12.7 million for the six months ended June 30, 2008 compared to $4.1 million for the same period in 2007. The higher expenses primarily relate to the inclusion of $7.6 million of legacy iBasis' engineering and network operations expenses in the results of operations for the six months ended June 30, 2008.

         Selling, general and administrative expenses.    Selling, general and administrative expenses were $39.3 million for the six months ended June 30, 2008 compared to $9.0 million for the same period in 2007. The increase primarily reflects the inclusion of the selling, general and administrative costs of legacy iBasis of approximately $29 million in the six months ended June 30, 2008. In addition, the stronger euro compared to the U.S. dollar, during the six months ended June 30, 2008, resulted in an increase in our euro-denominated expenses over the same period in 2007. In the six months ended June 30, 2008, we incurred $1.0 million in expenses relating to a potential transaction that we discontinued pursuing.

         Merger related expenses.    Merger related expenses of $1.7 million for the six months ended June 30, 2007 primarily relate to costs incurred for the preparation and review of the historical financial statements of KPN GCS in anticipation of the merger with iBasis. These costs have been paid by KPN but are reflected in our results of operations for that prior period.

         Depreciation and amortization expenses.    Depreciation and amortization expenses were $15.7 million for the six months ended June 30, 2008, compared to $2.4 million for the same period in 2007. Amortization expense for the six months ended June 30, 2008 includes $8.1 million in amortization of identified intangible assets. These identified intangible assets resulted from the allocation of the purchase price of iBasis to the fair value of iBasis' net assets as of October 1, 2007, as well as the amortization of intangible assets acquired in the TDC transaction.

         Interest income and expense.    Interest expense, net was $0.5 million for the six months ended June 30, 2008 compared to interest income, net of $0.1 million for the same period in 2007. The increase in interest expense, net, primarily relates to interest on borrowings of $30.0 million under our bank line of credit and interest on the amount due to KPN related to the working capital adjustments as of the closing of the KPN Transaction.

         Foreign exchange loss, net.    Foreign exchange loss, net was $0.8 million for the six months ended June 30, 2008, compared to $0.1 million for the same period in 2007.

         Income taxes.    The income tax provision of $6.0 million for the six months ended June 30, 2008 and $4.8 million for the same period in 2007 primarily relates to income taxes on the income of The Netherlands operations of KPN GCS. The higher tax provision, relative to income before income taxes, in the six months ended June 30, 2008, compared to the same period in 2007, is a result of losses in our U.S.-based operations without any corresponding income tax benefits.

Liquidity and Capital Resources

        Prior to October 1, 2007, KPN GCS operated from inception as an integrated part of KPN and within the KPN infrastructure. KPN uses a centralized approach to cash management and financing of its operations. Historically, cash was remitted to KPN on a regular basis and cash disbursements were funded from KPN cash accounts on behalf of KPN GCS.

        Cash provided by operating activities was $10.8 million in the six months ended June 30, 2008 and was the result of the net loss of $(2.1) million and changes in other assets and liabilities of $(4.1) million, offset by non-cash charges of $17.0 million, primarily depreciation and amortization. Accounts receivable and unbilled revenue, net—external parties increased by $22.3 million and accounts payable—external parties, accrued expenses and deferred revenue, combined, increased by $33.1 million. These increases primarily reflected the higher sequential quarterly revenue and related data and telecommunications costs. Accounts payable to related parties was reduced by $10.5 million, partially as a result of the payment to KPN for the working capital adjustments of $5.2 million during the six months ended June 30, 2008.

        Cash used in operating activities was $(10.1) million in the six months ended June 30, 2007. The cash used in operating activities was primarily a result of net income of $14.0 million and non-cash charges of $2.4 million and an increase in accounts payable—external parties of $11.9 million, offset by an increase in accounts receivable—related parties and a decrease in accounts payable—related parties totaling $35.4 million.

        Cash flows used in investing activities in the six months ended June 30, 2008 was $12.8 million. Additions to property and equipment were $8.7 million in the six months ended June 30, 2008. On April 1, 2008, we acquired certain assets from TDC, the leading telecommunications carrier in Denmark, as well as certain assets, contracts and employees of TDC's subsidiary in the U.S., TDC Carrier Services U.S., for approximately $10.9 million in cash and incurred $0.1 million in legal fees. Cash provided by investing activities included a reduction in other assets, relating to investing activities, of $5.0 million and maturities of short-term marketable securities of $2.0 million.

        In the six months ended June 30, 2007, additions to property and equipment were $29,000.

        Cash provided by financing activities in the six months ended June 30, 2008 was $0.8 million. We borrowed an additional $5.0 million under our bank line of credit during the period and financed the purchase of $1.7 million for certain software licenses. Payments of capital lease obligations were $1.1 million.

        On April 28, 2008, we announced that our board of directors had approved a stock repurchase program, authorizing us to purchase up to $15 million of our common stock over the next six months. The repurchases will be made from time to time in the open market and potentially in privately negotiated purchases. The timing and amount of any shares repurchased will be determined by our management based on our evaluation of market conditions and other factors. No shares will be purchased from KPN as part of this program. This program may be suspended or discontinued at any time. During the three months ended June 30, 2008, we purchased 1.4 million shares of our common stock for a total cost of $4.9 million under this program, leaving $10.1 million remaining under this stock buy-back program as of June 30, 2008.

Period	Total Shares Purchased	Average Price Paid per Share
May 1, 2008—May 31, 2008	886,300	$3.33
June 1, 2008—June 30, 2008	536,100	$3.58

Total	1,422,400	$3.42

        In the six months ended June 30, 2007, there were no cash flows from financing activities.

        On April 28, 2008, we modified the Loan Agreement to increase our maximum borrowing availability from $35.0 million to $50.0 million. In addition, to reflect our current operating results and financial position, we modified the minimum profitability financial covenant and added a minimum cash flow financial requirement pursuant to a sliding scale that decreases over time, a portion of the additional $15.0 million in funds is subject to a non-formula borrowing base through February 2009. The modification also permits us to repurchase up to $15 million shares of our common stock under a stock repurchase program approved by our board of directors in April 2008. We paid an up-front, onetime supplemental commitment fee of $150,000 and an up-front, one-time modification fee equal to $75,000.

        At June 30, 2008 and December 31, 2007, we had $30.0 million and $25.0 million, respectively, in borrowings outstanding and had issued outstanding standby letters of credit of $3.9 million and $2.9 million, respectively, under the Loan Agreement.

        In the six months ended June 30, 2008, we purchased certain software licenses for $1.7 million under a 30-month financing agreement, with payments due on a semi-annual basis through June 2010.

        We anticipate that the June 30, 2008 balance of $62.5 million in cash and cash equivalents, together with expected net cash flow generated from operations and bank borrowing availability, will be sufficient to fund our operations, capital asset expenditures and potential common stock repurchases for the next twelve months. We expect capital asset expenditures to be between $20 million and $25 million in 2008.

Three Months Ended June 30, 2008 Compared to Pro Forma Three Months Ended June 30, 2007

        The following table presents our results of operations for the three months ended June 30, 2008 compared to our pro forma combined results of operations for the three months ended June 30, 2007. The comparison of our results of operations for the three months ended June 30, 2008 compared to pro forma combined results of operations for the three months ended June 30, 2007 is being provided as supplemental information. We believe the comparison of our results of operations for the three months ended June 30, 2008 to the pro forma combined results of operations for the three months ended June 30, 2007 is a more meaningful comparison than the comparison to the historical results of operations of KPN GCS for this period.

        The pro forma results of operations for the three months ended June 30, 2007 reflect the combined historical results of iBasis and KPN GCS as if the KPN Transaction had occurred as of the beginning of this period, including certain pro forma adjustments. These pro forma adjustments include amortization expense of $3.6 million related to certain intangible assets resulting from the

        KPN Transaction, an adjustment to decrease net revenue-related parties by $1.1 million to reflect the related party pricing in effect after the closing of the KPN Transaction, and the elimination of $0.5 million in revenue and data communications and telecommunications costs for revenue transactions between iBasis and KPN GCS during this period.

	Three Months Ended June 30, 2008	(Pro Forma) Three Months Ended June 30, 2007	Three Months Ended June 30, 2008	(Pro Forma) Three Months Ended June 30, 2007
	(unaudited) (In thousands)
Net revenue—external parties	$299,167	$299,087	82.9%	86.0%
Net revenue—related parties	61,673	48,604	17.1	14.0

Total net revenue	360,840	347,691	100.0	100.0
Costs and operating expenses:
Data communications and telecommunications—external parties	297,804	282,659	82.5	81.3
Data communications and telecommunications—related parties	25,560	28,121	7.1	8.1
Engineering and network operations	6,028	6,216	1.7	1.8
Selling, general and administrative	19,430	17,238	5.4	5.0
Merger related	—	386	—	0.1
Depreciation and amortization	8,488	7,011	2.3	2.0

Total costs and operating expenses	357,310	341,631	99.0	98.3

Income from operations	3,530	6,060	1.0	1.7
Interest income (expense), net	(30)	744	(0.0)	0.2
Foreign exchange loss, net	(541)	(212)	(0.2)	(0.0)

Income before provision for income taxes	2,959	6,592	0.8	1.9
Provision for income taxes	2,946	2,893	0.8	0.8

Net income (loss)	$13	$3,699	0.0	1.1

        Total revenue for the three months ended June 30, 2008 was 4% higher than pro forma revenue for the same period in 2007. Net revenue—external parties was $299.2 million in the three months ended June 30, 2008, compared to pro forma $299.1 million in the same period in 2007. The slight increase in net revenue—external parties was a result of an increase in Trading revenue, including revenue related to the TDC Transaction, partially offset by a decline in Retail revenue year-to-year. Net revenue—related parties was $61.7 million in the three months ended June 30, 2008, compared to pro forma $48.6 million in the same period in 2007. The increase in revenue—related parties is primarily due to an increase in traffic sent by KPN and its subsidiaries and the effect of the stronger euro relative to the U.S. dollar, partially offset by lower prices on certain revenue streams.

        Minutes of traffic were 6.2 billion in the three months ended June 30, 2008, 6% higher than pro forma combined minutes of traffic of 5.9 billion in the same period in 2007. Average revenue per minute was 5.84 cents in the three months ended June 30, 2008, compared to pro forma 5.94 cents in the same period in 2007. Average cost per minute, defined as total data communications and telecommunications costs divided by minutes of traffic, was 5.23 cents in the three months ended June 30, 2008, compared to pro forma 5.31 cents in the same period in 2007. Average margin per minute, defined as total revenue less total data communications and telecommunications costs divided by minutes of traffic, for the three months ended June 30, 2008 was 0.61 cents, compared to pro forma 0.63 cents in the same period in 2007.

        Total engineering and network operations, selling, general and administrative expenses were $25.5 million in the three months ended June 30, 2008, compared to pro forma $23.5 million in the same period in 2007. The increase in expenses was partly related to personnel additions and other costs to required to support our integration efforts and to support our planned future growth, as well as the effect of the stronger euro relative to the U.S. dollar on our euro-denominated operating expenses.

        Depreciation and amortization was $8.4 million in the three months ended June 30, 2008, compared to pro forma $7.0 million in the same period in 2007. The increase primarily relates to additions to property and equipment to support our integration efforts and planned future growth, as well as additional amortization of intangible assets acquired in the TDC transaction on April 1, 2008.

        Net interest expense was $30,000 in the three months ended June 30, 2008, compared to pro forma net interest income of $0.7 million in the same period in 2007. The increase in interest expense reflects a combination of interest on the $30.0 million in borrowings under our bank line of credit as well as interest on the amount due to KPN for the combined working capital adjustment as of the closing of the KPN Transaction.

        The provision for income taxes was $2.9 million in the three months ended June 30, 2008 on income before income taxes of $3.0 million, compared to pro forma provision for income taxes of $2.9 on pro forma income before income taxes of $6.6 million in the same period of 2007. The higher provision for income taxes, relative to pre-tax income, in the three months ended June 30, 2008 reflects a higher level of losses in our U.S.-based operations which can not be used to offset income in our Netherlands-based operations.

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

Contractual Obligations

        The following table summarizes our future contractual obligations as of June 30, 2008:

	Payment Due Dates
	Total	Less than 1 Year	1 to 2 Years	2 to 3 Years	3 to 5 Years	After 5 Years
	(In thousands)
Bank borrowings	$30,000	$—	$30,000	$—	$—	$—
Interest on bank borrowings(1)	1,765	1,412	353	—	—	—
Capital lease obligations, including interest	1,419	805	614	—	—	—
Operating leases	7,078	2,769	1,445	543	595	1,726
Purchase commitments for termination of minutes	11,555	11,555

Total	$51,817	$16,541	$32,412	$543	$595	$1,726

(1)
Interest payments on bank borrowings are projected using market rates as of June 30, 2008. Future interest payments may differ from these amounts based on changes in market interest rates.

        We adopted FIN 48 as of January 1, 2007. As of June 30, 2008, the total amount of net unrecognized tax benefits for uncertain tax positions and the accrual for the related interest was $0.5 million. We are unable to make a reasonably reliable estimate of when cash settlement, if any, will occur with a tax authority as the timing of examinations and ultimate resolution of those examinations is uncertain.

New Accounting Pronouncements

        In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, "Fair Value Measurements", ("SFAS No. 157"). SFAS No. 157 establishes a framework for measuring fair value and requires expanded disclosures regarding fair value measurements. This accounting standard is effective for financial statements issued for fiscal years beginning after November 15, 2007. However, in January 2008, the FASB issued FASB Staff Position FAS 157-b, Effective Date of FASB Statement No. 157 ("FSP FAS 157-b"). FSP FAS 157-b permits entities to elect to defer the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. We have elected to defer the adoption of SFAS No. 157 for those assets and liabilities included in FSP FAS 157-b. The adoption of SFAS No. 157 did not have a material impact on our financial position, results of operations for the three and six months ended June 30 ,2008 and cash flows for the six months ended June 30, 2008.

        On January 1, 2008, we adopted Statement of Financial Accounting Standards (SFAS) No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities, Including an amendment of FASB Statement No. 115" (SFAS No. 159). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value, which are not otherwise currently required to be measured at fair value. Under SFAS No. 159, the decision to measure items at fair value is made at specified election dates on an instrument-by-instrument basis and is irrevocable. Entities electing the fair value option are required to recognize changes in fair value in earnings and to expense upfront costs and fees associated with the item for which the fair value option is elected. The adoption of SFAS No. 159 did not have a material impact on our financial position, results of operations for the three and six months ended June 30, 2008 and cash flows for the six months ended June 30, 2008.

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

        In April 2008, the FASB issued FASB Staff Position No. FAS 142-3, "Determination of the Useful Life of Intangible Assets" ("FSP 142-3"). FSP 142-3 is effective for financial statement issued for fiscal years beginning after December 15, 2008 and interim period within those years. FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset, under SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). FSP 142-3 is intended to improve the consistency between the useful life of an intangible asset determined under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141R and other generally accepted accounting principles. We are evaluating the impact, if any, of the adoption of FSP 142-3 on our financial position, results of operations and cash flows.

        In May 2008, the FASB issued SFAS ("SFAS No. 162"), "The Hierarchy of Generally Accepted Accounting Principles." SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles. SFAS No. 162 becomes effective 60 days following the Securities and Exchange Commission's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles." We do not expect that the adoption of SFAS No. 162 to have a material effect on our consolidated financial statements.

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

        Our primary interest rate risk is the risk on borrowings under our bank line of credit, which is subject to interest rates based on the bank's prime rate or LIBOR, plus margin. We had $30.0 million in borrowings under our bank line of credit at June 30, 2008. If, for example, interest rates were to increase by 1%, this would result in additional annual interest expense of $0.3 million on our current level of borrowings. A change in the applicable interest rates would also affect the rate at which we could borrow funds or finance equipment purchases. Our capital lease obligations are fixed rate debt.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

        Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 promulgated under the Exchange Act of 1934, as amended, as of the end of the period covered by this Quarterly Report on Form 10-Q. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

        Based upon our evaluation, our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that our disclosure controls and procedures are effective in ensuring that material information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, including ensuring that such material information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

        There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2008 that have materially affected, or are reasonably like to materially affect, our internal control over financial reporting.

Part II—Other Information

Item 1—Legal Proceedings

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

  •
  our expectations regarding potential future minutes and revenue that the TDC transaction will generate for our business;

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

        Without limiting the foregoing, the words "believes," "anticipates,""plans," "expects" and similar expressions are intended to identify forward-looking statements. There are a number of factors that could cause actual events or results to differ materially from those indicated by such forward-looking statements, many of which are beyond our control, including the factors set forth under "Part I, Item 1A. "Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2007, as updated or supplemented by "Part II—Item 1A—"Risk Factors" of this Quarterly Report on Form 10-Q. In addition, the forward-looking statements contained herein represent our estimate only as of the date of this filing and should not be relied upon as representing our estimate as of any subsequent date. While we may elect to update these forward-looking statements at some point in the future, we specifically disclaim any obligation to do so to reflect actual results, changes in assumptions or changes in other factors affecting such forward-looking statements.

Item 2.    Issuer Repurchases of Equity Securities

        The table set forth below shows all repurchases of securities by us during the quarter ended June 30, 2008:

Monthly Period During Quarter Ended June 30, 2008	Total Shares Purchased	Average Price Paid per Share	Total Shares Purchased as Part of Publicly Announced Plans(1)	Approximate Dollar Amount of Shares Yet To Be Purchase Under Plans
April 1, 2008—April 30, 2008	0	N/A	0	$15.0 million
May 1, 2008—May 31, 2008	886,300	$3.33	886,300	$12.1 million
June 1, 2008—June 30, 2008	536,100	$3.58	536,100	$10.1 million

Total	1,422,400	$3.42	1,422,400	$10.1 million

(1)
On April 28, 2008, we announced that our board of directors had approved a stock repurchase program, authorizing us to purchase up to $15 million of our common stock over the next six months. The repurchases will be made from time to time in the open market and potentially in privately negotiated purchases. The timing and amount of any shares repurchased will be determined by our management based on our evaluation of market conditions and other factors. No shares will be purchased from KPN as part of this program. This program may be suspended or discontinued at any time. During the three months ended June 30, 2008, we purchased 1.4 million shares of our common stock for a total cost of $4.9 million under this program, leaving $10.1 million remaining under this stock buy-back program as of June 30, 2008. The table below sets forth all repurchases of securities by us during the quarter ended June 30, 2008.

Item 4A.    Submission of Matters to a Vote of Security Holders

        At the Company's Annual Meeting of Shareholders held on May 28, 2008, the shareholders elected Messrs. Joost Farwerck and Robert Brumley as Class 3 directors to serve on the Company's board of directors until the annual meeting of shareholders to be held in 2011and until their successors are duly elected and qualified or until his earlier resignation or removal.

        In addition, the shareholders also ratified the selection of PricewaterhouseCoopers LLP as the Company's independent registered public accounting firm for the fiscal year ending December 31, 2008.

        The results of the shareholder votes is as follows:

Election of Class 3 Directors:	For	Withheld
Joost Farwerck	63,460,398	3,090,321
Robert Brumley	65,972,140	578,579

Ratification of Independent Registered Public Accounting Firm:	For	Withheld	Abstentions	Broker non-votes
PricewaterhouseCoopers LLP	66,499,962	32,160	18,597	0

 Item 6—Exhibits

(A)
Exhibits:

10.1		First Loan Modification Agreement dated as of April 28, 2008 between Silicon Valley Bank and the Company (incorporated by reference from Exhibit 99.1 to the Registrant's Current Report on Form 8-K filed May 2, 2008 (file no. 000-27127)).
31.1	*	Certificate of iBasis, Inc. Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	Certificate of iBasis, Inc. Chief Financial Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.
32.1	‡	Certificate of iBasis, Inc. Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
Filed herewith.

‡
Furnished here

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

iBasis, Inc.
August 7, 2008	By:	/s/ RICHARD TENNANT Richard Tennant Senior Vice President and Chief Financial Officer (Authorized Officer and Principal Financial and Accounting Officer)