Form 10-Q
period 2008-09-30
IBASIS INC
filed 2008-11-07
CIK 1091756

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
OR
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

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        Common Stock, par value $0.001 per share, as of October 31, 2008        71,228,088

iBASIS, INC.

Index

Part I—Financial Information

Item 1.    Financial Statements

iBasis, Inc.

Condensed Consolidated Balance Sheets

(unaudited)

	September 30, 2008	December 31, 2007
	(in thousands, except per share data)
Assets
Cash and cash equivalents	$62,544	$63,735
Short-term marketable investments	—	1,999
Accounts receivable and unbilled revenue—external parties, net of allowance for doubtful accounts of $3,979 and $12,924, respectively	210,374	204,883
Accounts receivable—related parties	3,013	—
Prepaid expenses and other current assets	4,726	4,687

Total current assets	280,657	275,304
Property and equipment, net	35,908	34,966
Other assets	1,877	7,008
Intangible assets, net	91,494	93,800
Goodwill	248,795	248,795

Total assets	$658,731	$659,873

Liabilities and Stockholders' Equity
Accounts payable—external parties	$142,770	$135,060
Accounts payable—related parties	—	11,839
Accrued expenses	147,949	136,903
Deferred revenue	12,298	11,503
Current portion of long-term debt	569	755

Total current liabilities	303,586	296,060
Long-term debt, net of current portion	30,601	25,000
Deferred income taxes	2,426	2,942
Other long-term liabilities	830	1,381

Total liabilities	337,443	325,383

Stockholders' equity:
Common stock, $0.001 par value, authorized—170,000 shares; issued—76,204 and 75,912 shares, respectively	76	76
Additional paid-in capital	337,009	333,278
Treasury stock at cost; 4,976 and 1,069 shares, respectively	(15,000)	—
Accumulated other comprehensive income (loss)	(13)	3,155
Accumulated deficit	(784)	(2,019)

Total stockholders' equity	321,288	334,490

Total liabilities and stockholders' equity	$658,731	$659,873

The accompanying notes are an integral part of these condensed consolidated financial statements.

iBasis, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended September 30,
	2008	2007
	(in thousands, except per share data)
Net revenue—external parties	$272,906	$162,607
Net revenue—related parties	65,117	53,072

Total net revenue	338,023	215,679

Costs and operating expenses:
Data communications and telecommunications—external parties (excluding depreciation and amortization)	280,365	167,652
Data communications and telecommunications—related parties (excluding depreciation and amortization)	25,273	32,165
Engineering and network operations expenses	5,584	2,083
Selling, general and administrative expenses	17,132	6,740
Merger related expenses	—	179
Depreciation and amortization	8,466	1,183

Total costs and operating expenses	336,820	210,002

Income from operations	1,203	5,677
Interest income	595	746
Interest expense	(833)	—
Foreign exchange gain (loss), net	2,193	(344)
Other income	1,779	—

Income before provision for income taxes	4,937	6,079
Provision for income taxes	1,643	1,933

Net income	$3,294	$4,146

Net income per share:
Basic	$0.05	$0.10
Diluted	$0.05	$0.10
Weighted average common shares outstanding:
Basic	72,344	40,121
Diluted	72,869	40,121

The accompanying notes are an integral part of these condensed consolidated financial statements.

iBasis, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

	Nine Months Ended September 30,
	2008	2007
	(in thousands, except per share data)
Net revenue—external parties	$846,742	$442,632
Net revenue—related parties	177,024	145,281

Total net revenue	1,023,766	587,913

Costs and operating expenses:
Data communications and telecommunications—external parties (excluding depreciation and amortization)	844,548	447,518
Data communications and telecommunications—related parties (excluding depreciation and amortization)	73,952	88,513
Engineering and network operations expenses	18,240	6,207
Selling, general and administrative expenses	56,383	15,698
Merger related expenses	—	1,857
Depreciation and amortization	24,185	3,584

Total costs and operating expenses	1,017,308	563,377

Income from operations	6,458	24,536
Interest income	1,559	1,271
Interest expense	(2,270)	(430)
Foreign exchange gain (loss), net	1,401	(472)
Other income	1,779	—

Income before provision for income taxes	8,927	24,905
Provision for income taxes	7,692	6,763

Net income	$1,235	$18,142

Net income per share:
Basic	$0.02	$0.45
Diluted	$0.02	$0.45
Weighted average common shares outstanding:
Basic	73,938	40,121
Diluted	74,298	40,121

The accompanying notes are an integral part of these condensed consolidated financial statements.

iBasis, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended September 30,
	2008	2007
	(in thousands)
Cash flows from operating activities:
Net income	$1,235	$18,142
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	24,185	3,584
Provision for doubtful accounts receivable	900	—
Stock-based compensation	1,869	62
Changes in assets and liabilities:
Accounts receivable and unbilled revenue—external parties	(6,390)	22,407
Accounts receivable—related parties	(3,014)	20,847
Prepaid expenses and other current assets	(39)	1,488
Other assets	130	(24)
Accounts payable—external parties	7,710	(34,723)
Accounts payable—related parties	(10,540)	—
Accrued expenses	11,369	(5,284)
Deferred revenue	795	—
Long-term deferred income taxes	(516)	—
Other long-term liabilities	(551)	(104)

Net cash provided by operating activities	27,143	26,395

Cash flows from investing activities:
Purchases of property and equipment	(10,039)	(3,451)
Purchase of certain assets from TDC	(11,050)	—
Maturities of available-for-sale short-term marketable investments	1,999	—
Decrease in other long-term assets	5,000	—

Net cash used in investing activities	(14,090)	(3,451)

Cash flows from financing activities:
Bank borrowings	5,000	—
Proceeds from exercises of common stock options	563	—
Purchases of common stock	(15,000)	—
Payments of principal on capital lease obligations	(1,316)	—
Dividend payment related to warrant exercise	(323)	—
Net distributions to related parties	—	(34,928)

Net cash used in financing activities	(11,076)	(34,928)

Effect of exchange rate changes on cash and cash equivalents	(3,168)	1,089

Net decrease in cash and cash equivalents	(1,191)	(10,895)
Cash and cash equivalents, beginning of period	63,735	22,411

Cash and cash equivalents, end of period	$62,544	$11,516

Supplemental disclosure of cash flow information:
Interest paid	$1,999	$—
Taxes paid	$9,454	$—
Supplemental disclosure of non-cash financing activities:
Common stock issued in exchange for cashless warrant exercise	$192	$—
Contribution to equity for forgiveness of costs billed by related party	$818	$—
Contribution to equity for expenses paid directly by related party	$492	$—
Software licenses acquired under long-term financing arrangement	$1,731	$—

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

        Our operations consist of our trading business, which includes revenue from wholesale trading ("Wholesale Trading"), and revenue from traffic we terminate for KPN and its affiliates and TDC A/S ("TDC") ("Outsourcing"); and our retail services business ("Retail"). In Wholesale Trading we receive voice and fax traffic from buyers—originating carriers who are interconnected to either our VoIP network or the KPN GCS fixed line network, and we route that traffic to sellers—local carriers in the destination countries with whom we have established agreements to manage the completion or termination of the call. We route these calls over the Internet, or the Public Switch Telephone network ("TDM") which we acquired from KPN, to local carriers in the destination countries. Our VoIP network uses proprietary, patented technology to automate the selection of routes and termination partners based on a variety of performance, quality, and business metrics. We have call termination agreements with local service providers in North America, Europe, Asia, the Middle East, Latin America, Africa and Australia. Outsourcing consists of traffic we terminate for KPN and its affiliates for international wholesale voice services and international direct dialing for calls originating or terminating in The Netherlands and for TDC for their international traffic originating in Denmark. We consider Outsourcing as part of our Trading segment as the products we sell are primarily the same products that we sell to our Wholesale Trading customers and Outsourcing and Wholesale Trading are managed as one business. Our Retail business consists of retail prepaid calling cards which are marketed through distributors primarily to ethnic communities within major metropolitan markets in the U.S., and our prepaid calling service, PingoR, offered directly to consumers and businesses through an Internet website on a prepaid basis.

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

        On October 8, 2007, iBasis paid a dividend in the aggregate amount of $113 million at a rate of $3.28 per share to each of its shareholders on the record date of September 28, 2007, the trading date immediately prior to the closing date of the KPN Transaction. In addition, holders of outstanding warrants to purchase our common stock will be entitled to receive a cash payment upon the future exercise of these warrants equal to the dividend amount that would have been payable if the warrants had been exercised immediately prior to the record date of the dividend. As of September 30, 2008, iBasis had warrants outstanding to purchase approximately 432,000 shares of its common stock. In

iBasis, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

(1) Business, Recent Transactions and Presentation (Continued)

connection with the payment of the dividend to shareholders, we also increased the number of shares subject to unexercised stock options and decreased the exercise price of these stock option grants to preserve their value.

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

        Although iBasis acquired all of the outstanding capital stock of KPN GCS, after the closing of the transaction, KPN holds a majority of the outstanding common stock of iBasis and KPN's designees are expected to represent, at a future date, a majority of the Company's board of directors. Accordingly, for accounting and financial statement purposes, the KPN Transaction has been treated as a reverse acquisition of iBasis by KPN GCS under the purchase method of accounting and the financial results of KPN GCS have become the historical financial results of the combined company and replace the historical financial results of iBasis as a stand-alone company. Thus, the results of operations for the three and nine months ended September 30, 2007, and the cash flows for the nine months ended September 30, 2007 include the results of KPN GCS only.

        Under the purchase method of accounting, the tangible and identifiable intangible assets and liabilities of iBasis were, as of October 1, 2007, recorded at their fair value. We recorded an amount for goodwill of $249 million which represents the difference between the deemed purchase price of iBasis and the fair value of the Company's identifiable net assets.

        In accordance with the Share Purchase Agreement for the KPN Transaction, a post-closing adjustment was required if (i) iBasis' working capital was lower than or exceeded $37.1 million; (ii) iBasis' debt exceeded or was lower than $2.9 million; (iii) the combined working capital deficit of KPN GCS was lower than or exceeded ($6.1) million; and/or (iv) the combined debt of KPN GCS exceeded $0, as of the date of the closing of the KPN Transaction. Based on iBasis' balance sheet position on the date of the closing of the KPN Transaction, working capital was $13.4 million less than the specified level of $37.1 million, and debt was $1.8 million less than the specified level of $2.9 million. As a result, a payment of $11.6 million is due to KPN from iBasis. Based on KPN GCS's balance sheet position on the date of the closing of the KPN Transaction, working capital deficit was less than the specified level of ($6.1) million by $3.9 million and debt was at the specified level of $0. As a result, a payment of $3.9 million is due to KPN from iBasis. Subsequently, KPN forgave $0.8 million in expenses incurred by KPN GCS since the closing of the KPN Transaction. As a result, the amount due to KPN has been reduced by this amount and was recorded as a contribution to equity. These expenses have been recorded in our results of operations. The total amount of $14.7 million due to KPN was scheduled to be paid by iBasis in three successive quarterly installments through the third quarter of 2008, with interest at the rate of 6% per annum. In May 2008, we made the first payment of $5.2 million, including interest, to KPN. In September 2008, we revised the terms of the remaining balance of $10.3 million due to KPN to extend the payment date on the second installment payment to March 2009 and the final installment to June 2009. In addition, the interest rate

iBasis, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

(1) Business, Recent Transactions and Presentation (Continued)

was increased to 7% on the principal amount due, effective October 1, 2008, and we paid additional interest of $60,000 relating to the extension of the second installment that was due June 30, 2008.

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

        The unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, but we believe that the disclosures are adequate to make the information presented not misleading.

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

        The historical KPN GCS statement of operations for the three and nine months ended September 30, 2007, and the statement of cash flows for the nine months ended September 30, 2007, were denominated in euros, the reporting currency of KPN GCS. These financial statements were converted into U.S. dollars for inclusion in this Quarterly Report on Form 10-Q.

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

New Accounting Pronouncements

        In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, "Fair Value Measurements", ("SFAS No. 157"). SFAS No. 157 establishes a framework for measuring fair value and requires expanded disclosures regarding fair value measurements. This accounting standard is effective for financial statements issued for fiscal years beginning after November 15, 2007. However, in January 2008, the FASB issued FASB Staff Position FAS 157-b, Effective Date of FASB Statement No. 157 ("FSP FAS 157-b"). FSP FAS 157-b permits entities to elect to defer the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. We have elected to defer the adoption of SFAS No. 157 for those assets and liabilities included in FSP FAS 157-b. The adoption of SFAS No. 157 did not have a material impact on our financial position, results of operations for the three and nine months ended September 30, 2008 and cash flows for the nine months ended September 30, 2008.

        On January 1, 2008, we adopted Statement of Financial Accounting Standards (SFAS) No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities, Including an amendment of FASB Statement No. 115" (SFAS No. 159). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value, which are not otherwise currently required to be measured at fair value. Under SFAS No. 159, the decision to measure items at fair value is made at specified election dates on an instrument-by-instrument basis and is irrevocable. Entities electing the fair value option are required to recognize changes in fair value in earnings and to expense upfront costs and fees associated with the item for which the fair value option is elected. The adoption of SFAS No. 159 did not have a material impact on our financial position, results of operations for the three and nine months ended September 30, 2008 and cash flows for the nine months ended September 30, 2008.

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

(2) Net income per share

        Basic and diluted net income per common share is determined by dividing net income by the weighted average number of common shares and common equivalent shares outstanding during the period presented. For the three and nine months ended September 30, 2007, as KPN GCS was wholly-owned by KPN prior to October 1, 2007, basic and diluted weighted average shares outstanding is based on the 40.1 million shares issued by iBasis to KPN on the closing of the KPN Transaction.

iBasis, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

(2) Net income per share (Continued)

        Common equivalent shares have not been included in the net income per common share calculations because the effect of including such shares would have been anti-dilutive. The following table summarizes common shares that have been excluded from the computation of diluted weighted average common shares for the three and nine months ended September 30, 2008 because their inclusion would be anti-dilutive:

Three and Nine Months Ended September 30, 2008
Options to purchase common shares	2,956
Warrants to purchase common shares	432

Total	3,388

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

        The following table presents the stock-based compensation expense included in our unaudited condensed consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(In thousands)
Stock-based compensation expense:
Engineering and network operations	$155	$—	$467	$—
Sales, general and administrative	467	29	1,402	62

Total stock-based compensation	$622	$29	$1,869	$62

iBasis, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

(3) Stock-Based Compensation (Continued)

        During the three and nine months ended September 30, 2008, we granted 35,800 and 1.3 million shares, respectively, of stock options to employees, respectively. The fair value of these stock option awards were estimated using the Black-Scholes model with the following assumptions:

	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2008
Risk free interest rate	3.30%	3.03%
Dividend yield	0%	0%
Expected life	6.25 years	6.25 years
Volatility	100%	100%
Fair value of options granted	$3.13	$3.60

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

        No income tax benefit was realized from stock option exercises during the three and nine months ended September 30, 2008 and 2007.

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

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

(4) TDC Transaction (Continued)

        The transaction has been accounted for as an acquisition of assets. The total purchase price of $11.0 million, including legal fees incurred of $0.1 million, has been allocated to the tangible and intangible assets we acquired, based on their relative fair values, as follows:

	Cost	Estimated Useful Life
Intangible assets:
Wholesale customer relationships	$5,741	10 Years
TDC outsourcing agreement and bilateral customer relationships	4,306	5 Years
Other	64	1 Year

Total intangible assets	10,111

Tangible assets:
Telecommunication switch and other equipment	939	1 Year

Total purchase price	$11,050

(5) Business Segment Information

        During the three and nine months ended September 30, 2008, we operated in two business segments, Trading and Retail. Our Trading business segment includes Wholesale Trading revenue and Outsourcing revenue. We consider Outsourcing as part of our Trading segment as the products we sell are primarily the same products that we sell to our Wholesale Trading customers and Outsourcing and Wholesale Trading are managed as one business. Our Retail business segment consists primarily of our prepaid calling card services and Pingo, our prepaid calling service sold directly to consumers through an Internet website. For the three and nine months ended September 30, 2007, we operated in only one business segment, Trading.

        A breakdown of total revenue is as follows:

	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2008
	(In millions)
Wholesale trading	$238.1	$764.3
Outsourcing	70.5	188.6
Retail	29.4	70.9

Total revenue	$338.0	$1,023.8

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

        Operating results, excluding interest income and expense, foreign exchange gains or losses, other income, and income tax expense, for our two business segments are as follows:

	Three Months Ended September 30, 2008
	(In thousands)
	Trading	Retail	Total
Net revenue—external parties	$243,485	$29,421	$272,906
Net revenue—related parties	65,117	—	65,117

Total net revenue	308,602	29,421	338,023

Data communications and telecommunication costs—external parties	253,620	26,745	280,365
Data communications and telecommunication costs—related parties	25,273	—	25,273

Total data communications and telecommunications	278,893	26,745	305,638

Gross profit	$29,709	$2,676	32,385

Engineering and network operations expenses			5,584
Selling, general and administrative expenses			17,132
Depreciation and amortization			8,466

Income from operations			$1,203

	Nine Months Ended September 30, 2008
	(In thousands)
	Trading	Retail	Total
Net revenue—external parties	$775,876	$70,866	$846,742
Net revenue—related parties	177,024	—	177,042

Total net revenue	952,900	70,866	1,023,766

Data communications and telecommunication costs—external parties	782,639	61,909	844,548
Data communications and telecommunication costs—related parties	73,952	—	73,952

Total data communications and telecommunications	856,591	61,909	918,500

Gross profit	$96,309	$8,957	105,266

Engineering and network operations expenses			18,240
Selling, general and administrative expenses			56,383
Depreciation and amortization			24,185

Income from operations			$6,458

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

	As of September 30, 2008
	(In thousands)
	Trading	Retail	Total
Segment assets:
Accounts receivable and unbilled revenue—external parties, net	$202,674	$7,700	$210,374
Intangible assets—customer and distributor relationships, net	27,220	11,038	38,258
Goodwill	248,795	—	248,795

	$478,689	$18,738	497,427

Non-segment assets			161,304

Total assets			$658,731

	As of December 31, 2007
	(In thousands)
	Trading	Retail	Total
Segment assets:
Accounts receivable and unbilled revenue—external parties, net	$197,512	$7,371	$204,883
Intangible assets—customer and distributor relationships, net	20,037	12,879	32,916
Goodwill	248,795	—	248,795

	$466,344	$20,250	486,594

Non-segment assets			173,279

Total assets			$659,873

(6) Accounts Receivable and Unbilled Revenue—External Parties

        Accounts receivable and unbilled revenue—external parties, net consists of the following:

	As of September 30, 2008	As of December 31, 2007
	(In thousands)
Accounts receivable	$156,283	$168,498
Unbilled revenue	58,070	49,309

	214,353	217,807
Allowance for doubtful accounts	(3,979)	(12,924)

Total accounts receivable—external parties	$210,374	$204,883

iBasis, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

(6) Accounts Receivable and Unbilled Revenue—External Parties (Continued)

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

(7) Property and Equipment

        Property and equipment, net, consist of the following:

	As of September 30, 2008	As of December 31, 2007
	(In thousands)
Network equipment	$48,663	$41,861
Software	13,434	8,258
Leasehold improvements	1,690	1,591
Other tangible fixed assets	3,719	3,798

	67,506	55,508
Accumulated depreciation	(31,598)	(20,542)

Total property and equipment, net	$35,908	$34,966

        Total depreciation and amortization expense related to property and equipment was $4.2 million and $11.8 million for the three and nine months ended September 30, 2008, respectively, and $1.2 million and $3.6 million for the three and nine months ended September 30, 2007, respectively.

(8) Goodwill and Other Intangible Assets

        In conjunction with the closing of the KPN Transaction on October 1, 2007, we recorded $248.8 million of goodwill, which is not being amortized. We have assigned all of the goodwill to our Trading business segment.

        Additionally, in connection with the KPN Transaction, we recorded $97.7 million of amortizing intangible assets, including trademarks and tradenames, wholesale customer and retail distributor relationships, termination partner relationships and technology. The estimated useful life of trademarks and tradenames is 15 years and is being amortized on a straight-line basis. The estimated useful life of wholesale customer relationships is 10 years, and the estimated useful life of retail distributor relationships is 5 years, and these intangible assets are being amortized using an economic consumption method to reflect the diminishing cash flows from these relationships in the future. The estimated useful life of termination partner relationships is 5 years and is being amortized using an economic consumption method to reflect diminishing cash flows from these relationships in the future. The estimated useful life of technology is 5 years and is being amortized on a straight-line basis.

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

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

(8) Goodwill and Other Intangible Assets (Continued)

        The following table summarizes other intangible assets:

	As of September 30, 2008	As of December 31, 2007
	(In thousands)
Trademark and tradenames	$21,800	$21,800
Wholesale customer relationships	30,747	20,700
Retail distributor relationships	13,500	13,500
Termination partner relationships	8,400	8,400
Technology	33,300	33,300
Other	64	—

	107,811	97,700
Accumulated amortization	(16,317)	(3,900)

Other intangible assets, net	$91,494	$93,800

        We currently expect to amortize the following remaining amounts of intangible assets as of September 30, 2008 in the fiscal years as follows:

(In thousands)
Year ending December 31,
2008 (remaining three months)	$4,289
2009	19,366
2010	17,916
2011	16,382
2012	12,517
Thereafter	21,024

Total	$91,494

        For intangible assets, we assess the carrying value of these assets whenever events or circumstances indicate that the carrying value may not be recoverable. Recoverability of assets to be held and used is measured by comparing the carrying amount of an asset, or asset group, to the future undiscounted cash flows expected to be generated by the asset, or asset group. Through September 30, 2008, there were no events or changes in circumstances that indicated the carrying amount of our intangible assets may not be recoverable. However, as a result of the Company's market capitalization remaining below the Company's book value since the first quarter of 2008, we considered this to be an indication that the carrying value of our goodwill may not be recoverable. Accordingly, we conducted an analysis to determine if there had been an impairment of the carrying value of goodwill of $248.8 million as of September 30, 2008. Goodwill may be considered impaired if we determine that the carrying value of a reporting unit, including goodwill, exceeds the reporting unit's fair value. As a result of this analysis, we concluded there had been no impairment of the carrying value of goodwill as of September 30, 2008. We estimated the fair value of our reporting units using a discounted cash flow model. We then reconciled the estimated fair value of our reporting units to our overall market capitalization. Assessing the impairment of goodwill requires us to make certain significant assumptions, estimates and judgments, including future cash flows, discount rates and control premiums. While we believe our

iBasis, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

(8) Goodwill and Other Intangible Assets (Continued)

assumptions and judgments are reasonable, certain, more conservative, changes in these assumptions and judgments would have indicated that an impairment of the carrying value of goodwill had occurred as of September 30, 2008.

        Since September 30, 2008, there has been distress in the global economy and the market price of our common stock and our market capitalization has declined significantly. As a result, we will perform an impairment test on our intangible assets and our annual test for impairment of our goodwill as of December 31, 2008. It is reasonably possible that there will be an impairment of the carrying value of our intangible assets and/or our goodwill as of December 31, 2008 and the amounts could be material.

(9) Accrued Expenses

        Accrued expenses consist of the following:

	As of September 30, 2008	As of December 31, 2007
	(In thousands)
Termination fees and circuit costs	$124,009	$109,883
Compensation	3,334	3,644
Dividend payable	1,421	1,744
Income taxes	10,067	11,947
Accrued other	9,118	9,685

Total accrued expenses	$147,949	$136,903

(10) Accrued Restructuring Costs

        At September 30, 2008, we had accrued restructuring costs of $1.1 million, which consisted of $0.5 million in future payment obligations relating to a terminated New York City facility lease and $0.6 million of costs accrued for future lease obligations for certain vacant leased facilities, net of future sublease payments. Payments of these restructuring costs will be made through February 2011.

        A summary of the accrued restructuring costs for the nine months ended September 30, 2008 is as follows:

	Future Payment Obligation on Lease Termination	Contractual Lease Obligations Relating to Vacant Facilities	Total
	(In thousands)
Balance, December 31, 2007	$720	$987	$1,707
Cash payments	(183)	(377)	(560)

Balance, September 30, 2008	$537	$610	$1,147

Current portion, included in accrued expenses			757
Long-term portion, included in other long-term liabilities			390

Total			$1,147

iBasis, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

(11) Income Taxes

        The income tax provision of $1.6 million and $7.7 million for the three and nine months ended September 30, 2008, respectively, primarily relates to income taxes on our Netherlands operations. The income tax provision of $1.9 million and $6.8 million for the three and nine months ended September 30, 2007, respectively, relates to income taxes on the taxable income of The Netherlands operations of KPN GCS. For the three months ended September 30, 2008, the provision for income taxes, relative to pre-tax income, was substantially lower than in the first two quarters of 2008. The lower tax provision in the three months ended September 30, 2008 primarily reflects our on-going integration efforts, which has increased the level of management and support of our Netherlands operations that is being provided from our U.S. headquarters. As a result, we have been able to reduce the income of our Netherlands operations on a year-to-date basis and, correspondingly, we have reduced the level of losses in the U.S. for which we receive no current tax benefit.

        On a year-to-date basis, the significantly higher tax provision, relative to income before income taxes, in the nine months ended September 30, 2008, compared to the same period in 2007, is a result of losses in our U.S.-based operations that can not be completely benefited.

        As discussed in Note 10 to our consolidated financial statements in our 2007 Annual Report on Form 10-K, we have recorded a valuation allowance against our U.S. net deferred tax assets since it is more likely than not that our U.S. net deferred tax assets will not be realized. As of September 30, 2008, at such time as the valuation allowance is realized or recognized, approximately $32 million will reduce goodwill and approximately $6 million will reduce tax expense. However, after we adopt SFAS No. 141R on January 1, 2009, any deferred tax assets realized or recognized prospectively will reduce income tax expense and not goodwill.

        At September 30, 2008, we had approximately $0.5 million of unrecognized tax benefits, all of which will impact the effective tax rate, if recognized. In addition, we had $0.1 million of accrued interest and penalties. We do not expect the balance of unrecognized tax benefits to change significantly over the balance of 2008. We adopted the provisions of FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109" ("FIN 48"), on January 1, 2007. The adoption of FIN 48 had no effect on our financial statements at January 1, 2007.

(12) Line of Credit and Long-Term Debt

        Long-term debt consists of the following:

	As of September 30, 2008	As of December 31, 2007
	(In thousands)
Bank borrowings	$30,000	$25,000
Capital lease obligations	1,170	755

	31,170	25,755
Less: Current portion	(569)	(755)

Long-term portion	$30,601	$25,000

iBasis, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

(12) Line of Credit and Long-Term Debt (Continued)

        In October 2007, we entered into a Second Amended and Restated Loan and Security Agreement (the "Loan Agreement") with Silicon Valley Bank, which amended and restated a certain Amended and Restated Loan and Security Agreement dated as of December 29, 2003. We entered into the Loan Agreement to obtain funding for working capital purposes and in support of the KPN Transaction. Pursuant to the Loan Agreement, which was subsequently amended as described below, we may borrow up to $35.0 million from time to time under a secured revolving credit facility for a two-year period. Except as described below, borrowings under the Loan Agreement are on a formula basis, based on eligible domestic and foreign accounts receivable. The Loan Agreement contains quarterly financial covenants, consisting primarily of minimum profitability and minimum liquidity requirements. Interest on borrowings under the Loan Agreement will be based, in part, on our quarterly profitability, with the maximum interest rate being the bank's prime rate, plus 0.5%, or LIBOR, plus 2.75%. The Loan Agreement has a quarterly commitment fee of 0.63% on any unused portion of the line of credit and we paid an up-front, one-time facility fee of 0.75%, or $263,000. The Loan Agreement is also guaranteed by all our domestic wholly-owned subsidiaries and is collateralized by a first priority lien and security interest on our assets and such guarantors. In addition, we pledged 66.2% of all of our ownership in KPN Global Carrier Services (now known as iBasis Netherlands), a wholly-owned subsidiary based in The Netherlands, as collateral. Pursuant to the terms of the Loan Agreement, we may use the proceeds solely (i) for working capital, (ii) to fund our general business requirements, and (iii) to fund the dividend paid by us in connection with the transaction with KPN.

        In April 2008, we modified the Loan Agreement to increase our maximum borrowing availability from $35.0 million to $50.0 million. In addition, to reflect our current operating results and financial position, we modified the minimum profitability financial covenant and added a minimum cash flow financial requirement pursuant to a sliding scale that decreases over time, a portion of the additional $15.0 million in funds is subject to a non-formula borrowing base through February 2009. The modification also permits us to repurchase up to $15 million shares of our common stock under a stock repurchase program approved by our board of directors in April 2008. We paid an up-front, one-time supplemental commitment fee of $150,000 and an up-front, one-time modification fee equal to $75,000.

        In September 2008, we modified the financial covenants under the Loan Agreement to reflect our current operating results and financial position as follows:

  i)
  We reduced the minimum profitability covenant for the quarter ended September 30, 2008;

  ii)
  We reduced the minimum liquidity covenant for the quarter ended September 30, 2008 through February 2009; and

  iii)
  We replaced the minimum cash flow covenant with a requirement to maintain at least $10 million in combined cash and borrowing availability with Silicon Valley Bank for the quarter ended September 30, 2008 through February 2009, and increasing to $15 million thereafter.

        In addition, the interest rate on borrowings under the Loan Agreement was increased by 1% per annum and we paid an up-front, one-time modification fee of $125,000. At September 30, 2008, we were in compliance of all of the financial covenants, as modified in September 2008, under the Loan Agreement.

iBasis, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

(12) Line of Credit and Long-Term Debt (Continued)

        At September 30, 2008 and December 31, 2007, we had $30.0 million and $25.0 million, respectively, in borrowings outstanding, and had issued outstanding standby letters of credit of $2.9 million and $2.9 million, respectively, under the Loan Agreement.

        During the nine months ended September 30, 2008, we purchased certain software licenses for $1.7 million under a 30-month financing agreement, with payments due on a semi-annual basis through June 2010.

(13) Commitments and Contingencies

Commitments

        We lease our administrative and operating facilities, under operating leases which expire on various dates through 2018. The future approximate minimum lease payments under these operating leases as of September 30, 2008 consist of the following:

Year ended December 31,	(in thousands)
Less than one year	$2,871
One to two years	1,284
Two to three years	429
Three to four years	275
Four to five years	280
Thereafter	1,642

Total future minimum lease payments	$6,781

        At September 30, 2008, we had commitments with certain telecommunications carriers for the termination of minutes for the next twelve months totaling $6.7 million. As of September 30, 2008, we did not have any other material purchase obligations, or other material long-term commitments reflected on our consolidated balance sheet.

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

        In June 2004, we and the individual defendants, as well as many other issuers named as defendants in the class action proceeding, entered into an agreement-in-principle to settle this matter, and this settlement was presented to the court. The district court granted a preliminary approval of the settlement in February 2005, subject to certain modifications to the proposed bar order, to which plaintiffs and issuers agreed. In August 2005, the district court issued a preliminary order further approving the modifications to the settlement, certifying the settlement classes and scheduled a fairness hearing, after notice to the class. Plaintiffs have continued to pursue their claims against the underwriters. The district court established a procedure whereby six "focus" cases are being pursued initially and has certified a class of purchasers in those cases. The underwriters appealed the certification order in each of the six cases and in December 2006, the United States Court of Appeals for the Second Circuit reversed the certification orders. Motions to dismiss amended complaints filed in the six focus cases have been denied.

        We anticipate additional settlement negotiations will occur, but there can be no assurance that those negotiations will result in a revised settlement. We believe that if this matter is not settled, we have meritorious defenses which we intend to vigorously assert.

        We cannot estimate potential losses, if any, from these matters or whether, in light of our insurance coverage, any loss would be material to our financial condition, results of operations or cash flows. As such, no amounts have been accrued as of September 30, 2008.

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

        We cannot estimate the amount of losses, if any, from these matters, or whether any loss would be material to our financial condition, results of operations or cash flows. As such, no amounts have been accrued as of September 30, 2008.

  Sub-Distributor Action

        On September 20, 2007, J & J Communications ("J & J"), a sub-distributor of calling cards distributed through iBasis distributor Abdul Communications ("Abdul"), amended a complaint filed in the United States District Court for the District of Maryland against Abdul, to add iBasis and PCI, a wholesale calling-card provider ("PCI"), as defendants in the matter. The complaint asserts that J & J has lost and continues to lose money because iBasis and PCI deactivated calling cards for which J & J allegedly paid. J & J is seeking in excess of $1.0 million dollars, plus punitive damages, attorneys fees and litigation costs based on a variety of claims against Abdul, iBasis, and PCI, predicated on contractual theories, various torts, conspiracy and an alleged violation of § 201 of the Telecommunications Act. With respect to iBasis, J & J alleges both direct liability and vicarious liability, for its alleged status as principal in an alleged agency relationship with Abdul. iBasis responded to the amended complaint through an answer and motion to dismiss on February 8, 2008. On June 2, 2008, the Court dismissed the conspiracy and Telecommunications Act claims. Discovery is proceeding on the remaining claims.

        We cannot estimate the amount of losses, if any, from this matter, or whether any loss would be material to our financial condition, results of operations or cash flows. As such, no amount has been accrued as of September 30, 2008.

  Bankruptcy Preference Claim

        On April 24, 2001 (the "Petition Date"), World Access, Inc. ("World Access"), WorldxChange Communications, Inc. ("WorldxChange"), and Facilicom International, LLC ("Facilicom"), together with other related debtors (collectively, the "Debtors"), filed voluntary petitions for relief under chapter 11 of title 11 of the United States Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the Northern District of Illinois (Eastern Division). The Debtors' cases are jointly administered but have not been substantively consolidated. Prior to the Petition Date, we and the Debtors engaged in a reciprocal business relationship. On or about April 21, 2003 the Debtors initiated a large number of avoidance actions, including an adversary proceeding in which the Debtors asserted claims against us on account of allegedly preferential transfers and nonpayment of overdue amounts

iBasis, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

(13) Commitments and Contingencies (Continued)

owed by iBasis to the Debtors totaling approximately $2.1 million. We have asserted defenses to the claims, invoked statutory defenses and filed proofs of claim for approximately $0.5 million to which the trustee for the Debtors has objected. We expect to engage in a mediation to attempt to resolve these claims during the first quarter of 2009 and have determined that it is probable that we will incur a liability of approximately $0.5 million and, accordingly, we have accrued that amount as of September 30, 2008.

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

(14) Related Party Transactions

  Revenue and Data and Telecommunication Costs

        Revenue from KPN and its subsidiaries amounted to $65.1 million and $177.0 million for the three and nine months ended September 30, 2008, respectively, and $53.1 million and $145.3 million for the three and nine months ended September 30, 2007, respectively. These amounts are reported as net revenue from related parties in the Condensed Consolidated Statements of Operations.

        Data and telecommunication costs purchased from KPN and its subsidiaries amounted to $25.3 million and $74.0 million for the three and nine months ended September 30, 2008, respectively, and $32.2 million and $88.5 million for the three and nine months ended September 30, 2007, respectively. These amounts are reported in data and telecommunications costs—related parties in the Condensed Consolidated Statement of Operations. These costs primarily relate to termination and transmission costs for traffic sent to KPN for termination over KPN's network.

  Operating expenses

        Engineering and network operations expenses include costs charged by KPN under a service level agreement for engineering and network operations support. These related party costs were $1.5 million

iBasis, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

(14) Related Party Transactions (Continued)

and $4.9 million for the three and nine months ended September 30, 2008, respectively, and $2.1 million and $6.2 million for the three and nine months ended September 30, 2007, respectively.

        Selling, general and administrative expenses include costs charged by KPN under service level agreements for various corporate and divisional support. These related party costs were $0.5 million and $2.5 million for the three and nine months ended September 30, 2008, respectively, and $3.6 million and $10.9 million for the three and nine months ended September 30, 2007, respectively. The decrease in these costs from KPN primarily reflects certain costs that were previously charged, such as audit fees, which are now being paid directly by us.

  Working Capital and Debt Adjustments related to KPN Transaction

        In accordance with the Share Purchase Agreement for the KPN Transaction, a post-closing adjustment was required if (i) iBasis' working capital was lower than or exceeded $37.1 million; (ii) iBasis' debt exceeded or was lower than $2.9 million; (iii) the combined working capital deficit of KPN GCS was lower than or exceeded ($6.1) million; and/or (iv) the combined debt of KPN GCS exceeded $0, as of the date of the closing of the KPN Transaction. Based on iBasis' balance sheet position on the date of the closing of the KPN Transaction, working capital was $13.4 million less than the specified level of $37.1 million, and debt was $1.8 million less than the specified level of $2.9 million. As a result, a payment of $11.6 million is due to KPN from iBasis. Based on KPN GCS's balance sheet position on the date of the closing of the KPN Transaction, working capital deficit was less than the specified level of ($6.1) million by $3.9 million and debt was at the specified level of $0. As a result, a payment of $3.9 million is due to KPN from iBasis. Subsequently, KPN forgave $0.8 million in expenses incurred by KPN GCS since the closing of the KPN Transaction. As a result, the amount due to KPN has been reduced by this amount and was recorded as a contribution to equity. These expenses have been recorded in our results of operations. The total amount of $14.7 million due to KPN was scheduled to be paid by iBasis in three successive quarterly installments through the third quarter of 2008, with interest at the rate of 6% per annum. In May 2008, we made the first payment of $5.2 million, including interest, to KPN. In September 2008, we revised the terms of the remaining balance of $10.3 million due to KPN to extend the payment date on the second installment to March 2009 and the final installment to June 2009. In addition, the interest rate was increased to 7% on the principal amount due, effective October 1, 2008, and we paid additional interest of $60,000 relating to the extension of the second installment that was due June 30, 2008.

  Accounts Receivable from and Accounts Payable to Related Parties

        As of September 30, 2008, we had accounts receivable from KPN and its subsidiaries of $3.0 million. This amount is reflected as accounts receivable—related parties on the Condensed Consolidated Balance Sheet. As of December 31, 2007, we had accounts payable to KPN and its subsidiaries of $11.8 million. This amount is reflected in accounts payable—related parties on the Condensed Consolidated Balance Sheets. The accounts receivable balance of $3.0 million as of September 30, 2008, is net of the outstanding balance of $10.3 million due to KPN for the post-closing working capital and debt adjustments of iBasis and KPN GCS, including accrued interest.

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

        There are a number of factors that could cause actual events or results to differ materially from those indicated by such forward-looking statements, many of which are beyond our control, including those set forth in Part I, Item 1A "Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2007 and in Part II, Item 1A "Risk Factors" of our Quarterly Reports on Form 10-Q. In addition, the forward-looking statements contained herein represent our estimate only as of the date of this filing and should not be relied upon as representing our estimate as of any subsequent date. While we may elect to update these forward-looking statements at some point in the future, we specifically disclaim any obligation to do so to reflect actual results, changes in assumptions or changes in other factors affecting such forward-looking statements.

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

        On October 8, 2007, iBasis paid a dividend in the aggregate amount of $113 million at a rate of $3.28 per share to each of its shareholders on the record date of September 28, 2007, the trading date immediately prior to the closing date of the KPN Transaction. In addition, holders of outstanding warrants to purchase our common stock will be entitled to receive a cash payment upon the future exercise of these warrants in an amount equal to the dividend amount that would have been payable if the warrants had been exercised immediately prior to the record date of the dividend. As of September 30, 2008, iBasis had warrants outstanding to purchase approximately 432,000 shares of its common stock. In connection with the payment of the dividend to shareholders, we also increased the number of shares subject to unexercised stock options and decreased the exercise price of these stock option grants to preserve their value.

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

        Although iBasis acquired all of the outstanding capital stock of KPN GCS, after the closing of the transaction, KPN holds a majority of the outstanding common stock of iBasis and KPN' designees are expected to represent, at a future date, a majority of the Company's board of directors. Accordingly, for accounting and financial statement purposes, the KPN Transaction has been treated as a reverse acquisition of iBasis by KPN GCS under the purchase method of accounting and the financial results of KPN GCS have become the historical financial results of the combined company and replace the historical financial results of iBasis as a stand-alone company. Thus, the financial results for the three and nine months ended September 30, 2007 include only the results of KPN GCS.

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

        Our operations consist of our Trading business, which includes revenue from wholesale trading ("Wholesale Trading") and revenue from traffic we terminate for KPN and its affiliates and TDC A/S ("TDC") ("Outsourcing"); and our retail services business ("Retail"). In Wholesale Trading we receive voice traffic from buyers—originating carriers who are interconnected to our network via Voice over Internet Protocol ("VoIP") or traditional time division multiplexing ('TDM") connections, and we route that traffic over our network to sellers—local service providers and carriers in the destination countries with whom we have established agreements to manage the completion or termination of calls. Following the closing of the KPN Transaction, approximately half of our traffic utilizes TDM connections, while the balance of traffic is carried over our global VoIP network. Outsourcing consists of traffic we terminate for KPN and its affiliates for international wholesale voice services and international direct dialing for calls originating or terminating in The Netherlands, and for TDC for their international traffic originating in Denmark. We consider Outsourcing as part of our Trading segment as the products we sell are primarily the same products that we sell to our Wholesale Trading customers and Outsourcing and Wholesale Trading are managed as one business.

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

TDC Transaction

        On April 1, 2008, we acquired certain assets from TDC, the leading telecommunications carrier in Denmark, as well as certain assets, contracts and employees of TDC's subsidiary in the U.S., TDC Carrier Services U.S., for approximately $10.9 million in cash. We will also be the exclusive provider of international voice services for TDC under a five year strategic outsourcing arrangement, and TDC will be a preferred partner for terminating traffic sent by us into the Nordic region, consisting of Denmark, Finland, Iceland, Norway and Sweden.

        Approximately 130 non-Nordic international wholesale voice customers, as well as all of TDC's interconnection and bilateral agreements for inbound and outbound international phone calls have been transferred to us. TDC will retain its Nordic customer base and its pan-Nordic reach.

Critical Accounting Policies and Estimates

        Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements. The preparation of these financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires us to (i) make judgments, assumptions and estimates that affect the reported amounts of assets, liabilities, revenue and expenses; and (ii) disclose contingent assets and liabilities. A critical accounting estimate is an assumption that could have a material effect on our consolidated financial statements if another, also reasonable, amount were used or a change in the estimates is reasonably likely from period to period. We base our accounting estimates on historical experience and other factors that we consider reasonable under the circumstances. However, actual results may differ from these estimates. To the extent there are material differences between our estimates and the actual results, our future financial condition and results of operations will be affected. Our critical accounting policies and estimates are described in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2007 Annual Report on Form 10-K for the year ended December 31, 2007. There have been no changes to these critical accounting policies and estimates for the three and nine months ended September 30, 2008.

Results from Operations

        The following table sets forth for the periods indicated the principal items included in the Condensed Consolidated Statements of Operations as a percentage of net revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net revenue—external parties	80.7%	75.4%	82.7%	75.3%
Net revenue—related parties	19.3	24.6	17.3	24.7

Total net revenue	100.0	100.0	100.0	100.0

Costs and operating expenses:
Data communications and telecommunications—external parties	82.9	77.7	82.5	76.1
Data communications and telecommunications—related parties	7.5	14.9	7.2	15.0
Engineering and network operations	1.6	1.0	1.8	1.1
Selling, general and administrative	5.1	3.1	5.5	2.7
Merger related expenses	0.0	0.1	0.0	0.3
Depreciation and amortization	2.5	0.6	2.4	0.6

Total costs and operating expenses	99.6	97.4	99.4	95.8
Income from operations	0.4	2.6	0.6	4.2
Interest income (expense), net	(0.1)	0.4	(0.1)	0.1
Foreign exchange gain (loss), net	0.7	(0.2)	0.2	(0.1)
Other income	0.5	—	0.2	—

Income before provision for income taxes	1.5	2.8	0.9	4.2
Provision for income taxes	0.5	0.9	0.8	1.1

Net income	1.0%	1.9%	0.1%	3.1%

Three Months Ended September 30, 2008 Compared to the Three Months Ended September 30, 2007

        Results of operations for the three and nine months ended September 30, 2008 include the results of the combined company following the closing of the KPN Transaction on October 1, 2007. Results of operations for the three and nine months ended September 30, 2007 are the results of operations of KPN GCS only. As a result, revenue and expenses for the three and nine months ended September 30, 2008 increased substantially. Thus, our operating results for the three and nine months ended September 30, 2008 are not particularly comparable to our results of operations for the same periods in 2007. In addition, as KPN GCS did not operate as a stand-alone business during the three and nine months ended September 30, 2007, the results of operations for this period may not necessarily be representative of the results of operations had KPN GCS operated independently of KPN. Our results of operations for the three and nine months ended September 30, 2008 reflect amortization expense of $3.8 million and $11.5 million, respectively, related to intangible assets recorded as of the closing of the KPN transaction, as well as additional expenses associated with our efforts to integrate the operations of the combined Company.

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

        Total revenue was $338.0 million for the three months ended September 30, 2008 compared to $215.7 million for the same period in 2007. Revenue from external parties was $272.9 million in the three months ended September 30, 2008 compared to $162.6 million for the same period in 2007. The increase in revenue from external parties primarily reflects the inclusion of approximately $130 million in iBasis revenue for the three months ended September 30, 2008, including revenue related to the TDC Transaction. In addition, the stronger euro in the three months ended September 30, 2008 resulted in an increase in revenue from external parties of approximately 10% in U.S. dollars, on our euro-denominated revenue over the same period in 2007.

        Revenue from related parties for the three months ended September 30, 2008 was $65.1 million, compared to $53.1 million for the same period in 2007. The increase in revenue is primarily due to an increase in traffic sent by KPN's mobile entities and the effect of the stronger euro.

        For the three months ended September 30, 2008, the breakdown of total revenue is as follows:

(In millions)
Wholesale trading	$238.1
Outsourcing	70.5
Retail	29.4

Total revenue	$338.0

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

        Total data communications and telecommunications costs were $305.6 million for the three months ended September 30, 2008 compared to $199.8 million for the same period in 2007. Data communications and telecommunications costs from external parties were $280.4 million for the three months ended September 30, 2008 compared to $167.7 million for the same period in 2007. This increase was primarily due to the inclusion of iBasis costs of approximately $118 million for the three months ended September 30, 2008. In addition, the effect of the stronger euro, compared to the U.S. dollar, during the three months ended September 30, 2008, increased our euro-denominated costs over the same period in 2007 by approximately 9% in U.S. dollars. Data communications and telecommunications costs from related parties were $25.3 million for the three months ended September 30, 2008 compared to $32.2 million for the same period in 2007. These costs relate to termination and transmission costs for traffic sent to KPN for termination over KPN's network. These costs are not directly related to revenue from related parties. As a percentage of total net revenue, total data communications and telecommunications costs were 90.4% for the three months ended September 30, 2008 compared to 92.6% for the same period in 2007.

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

        Engineering and network operations expenses were $5.6 million for the three months ended September 30, 2008 compared to $2.1 million for the same period in 2007. The higher expenses primarily relate to the inclusion of $4.1 million of iBasis' engineering and network operations expenses in the results of operations for the three months ended September 30, 2008.

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

        Selling, general and administrative expenses were $17.1 million for the three months ended September 30, 2008 compared to $6.7 million for the same period in 2007. The increase primarily reflects the inclusion of the selling, general and administrative costs of iBasis of approximately $14 million in the three months ended September 30, 2008. In addition, the stronger euro compared to the U.S. dollar, during the three months ended September 30, 2008, resulted in an increase of approximately $0.3 million in our euro-denominated expenses over the same period in 2007.

         Merger related expenses.    Merger related expenses of $0.2 million for the three months ended September 30, 2007 primarily relate to costs incurred for the preparation and review of the historical financial statements of KPN GCS in anticipation of the transaction with iBasis. These costs have been paid by KPN but are reflected in our results of operations for that prior period.

         Depreciation and amortization expenses.    Depreciation and amortization expenses were $8.5 million for the three months ended September 30, 2008, compared to $1.2 million for the same period in 2007. Amortization expense for the three months ended September 30, 2008 includes $4.3 million in amortization of identified intangible assets. These identified intangible assets resulted from the allocation of the purchase price of iBasis to the fair value of iBasis' net assets as of October 1, 2007, as well as the amortization of intangible assets acquired in the TDC transaction.

         Interest income and expense.    Interest expense, net was $0.2 million for the three months ended September 30, 2008 compared to interest income, net of $0.7 million for the same period in 2007. The increase in interest expense, net, primarily relates to interest on borrowings of $30.0 million under our bank line of credit and interest on the amount due to KPN related to the working capital adjustments as of the closing of the KPN Transaction.

         Foreign exchange gain (loss), net.    Foreign exchange gain, net was $2.2 million for the three months ended September 30, 2008, compared to a foreign exchange loss of $0.3 million for the same period in 2007. The foreign exchange gain of $2.2 million for the three months ended September 30, 2008 was primarily the result of the effect of the weaker euro, relative to the U.S. dollar, on a euro-denominated intercompany loan between our U.S. and Netherlands operations.

         Other income.    Other income of $1.8 million for the three months ended September 30, 2008 reflects a one-time benefit relating to the reversal of a liability for which the statute of limitations has expired. This liability relates to traffic termination costs claimed by a now-defunct carrier.

         Income taxes.    The provision for income taxes was $1.6 million for the three months ended September 30, 2008 and $2.0 million for the same period in 2007 was essentially the same, relative to pre-tax income. The tax provision in both periods primarily relates to income taxes on the income of our Netherlands operations (KPN GCS in 2007). For the three months ended September 30, 2008, the provision for income taxes, relative to pre-tax income, was substantially lower than in the first two quarters of 2008. The lower tax provision in the three months ended September 30, 2008 primarily reflects our on-going integration efforts, which have increased the level of management and support of our Netherlands operations resulting in higher charges for these services from our U.S. operations to our Netherlands operations. As a result, we have been able to reduce the income of our Netherlands operations on a year-to-date basis and, correspondingly, we have reduced the level of losses in the U.S. that can not be benefited.

Nine Months Ended September 30, 2008 Compared to the Nine Months Ended September 30, 2007

         Net revenue.    Total revenue was $1,023.8 million for the nine months ended September 30, 2008 compared to $587.9 million for the same period in 2007. Revenue from external parties was $846.7 million in the nine months ended September 30, 2008 compared to $442.6 million for the same period in 2007. The increase in revenue from external parties primarily reflects the inclusion of approximately $413 million in iBasis revenue for the nine months ended September 30, 2008, including revenue related to the TDC Transaction. In addition, the stronger euro in the nine months ended September 30, 2008 resulted in an increase in revenue from external parties of approximately 13% in U.S. dollars, on our euro-denominated revenue over the same period in 2007.

        Revenue from related parties for the nine months ended September 30, 2008 was $177.0 million, compared to $145.3 million for the same period in 2007. The increase in revenue is primarily due to an increase in traffic sent by KPN's mobile entities and the effect of the stronger euro, partially offset by lower prices on certain revenue streams.

        For the nine months ended September 30, 2008, the breakdown of total revenue is as follows:

(In millions)
Wholesale trading	$764.3
Outsourcing	188.6
Retail	70.9

Total revenue	$1,023.8

         Data communications and telecommunications costs.    Total data communications and telecommunications costs were $918.5 million for the nine months ended September 30, 2008 compared to $536.0 million for the same period in 2007. Data communications and telecommunications costs from external parties were $844.5 million for the nine months ended September 30, 2008 compared to $447.5 million for the same period in 2007. This increase was primarily due to the inclusion of iBasis costs of approximately $387 million for the nine months ended September 30, 2008. In addition, the effect of the stronger euro, compared to the U.S. dollar, during the nine months ended September 30, 2008, increased our euro-denominated costs over the same period in 2007 by approximately 13% in U.S. dollars. Data communications and telecommunications costs from related parties were $74.0 million for the nine months ended September 30, 2008 compared to $88.5 million for the same period in 2007. These costs relate to termination and transmission costs for traffic sent to KPN for termination over KPN's network. These costs are not directly related to revenue from related parties.

As a percentage of total net revenue, total data communications and telecommunications costs were 89.7% for the nine months ended September 30, 2008 compared to 91.1% for the same period in 2007.

         Engineering and network operations expenses.    Engineering and network operations expenses were $18.2 million for the nine months ended September 30, 2008 compared to $6.2 million for the same period in 2007. The higher expenses primarily relate to the inclusion of $13.3 million of iBasis' engineering and network operations expenses in the results of operations for the nine months ended September 30, 2008.

         Selling, general and administrative expenses.    Selling, general and administrative expenses were $56.4 million for the nine months ended September 30, 2008 compared to $15.7 million for the same period in 2007. The increase primarily reflects the inclusion of the selling, general and administrative costs of iBasis of approximately $42 million in the nine months ended September 30, 2008. In addition, the stronger euro compared to the U.S. dollar, during the nine months ended September 30, 2008, resulted in an increase in our euro-denominated expenses of approximately 2% over the same period in 2007. In the nine months ended September 30, 2008, we incurred $1.0 million in expenses relating to a potential transaction that we discontinued pursuing.

         Merger related expenses.    Merger related expenses of $1.9 million for the nine months ended September 30, 2007 primarily relate to costs incurred for the preparation and review of the historical financial statements of KPN GCS in anticipation of the transaction with iBasis. These costs have been paid by KPN but are reflected in our results of operations for that prior period.

         Depreciation and amortization expenses.    Depreciation and amortization expenses were $24.2 million for the nine months ended September 30, 2008, compared to $3.6 million for the same period in 2007. Amortization expense for the nine months ended September 30, 2008 includes $12.4 million in amortization of identified intangible assets. These identified intangible assets resulted from the allocation of the purchase price of iBasis to the fair value of iBasis' net assets as of October 1, 2007, as well as the amortization of intangible assets acquired in the TDC transaction.

         Interest income and expense.    Interest expense, net was $0.7 million for the nine months ended September 30, 2008 compared to interest income, net of $0.8 million for the same period in 2007. The increase in interest expense, net, primarily relates to interest on borrowings of $30.0 million under our bank line of credit and interest on the amount due to KPN related to the working capital adjustments as of the closing of the KPN Transaction.

         Foreign exchange gain (loss), net.    Foreign exchange gain, net was $1.4 million for the nine months ended September 30, 2008, compared to a foreign exchange loss, net of $0.5 million for the same period in 2007. The foreign exchange gain of $1.4 million for the nine months ended September 30, 2008 was primarily the result of the effect of the weaker euro, relative to the U.S. dollar, on a euro-denominated intercompany loan between our U.S. and Netherlands operations in the three months ended September 30, 2008.

         Other income.    Other income of $1.8 million for the nine months ended September 30, 2008 reflects a one-time benefit relating to the reversal of a liability for which the statute of limitations has expired. This liability relates to traffic termination costs claimed by a now-defunct carrier.

         Income taxes.    The provision for income taxes was $7.7 million for the nine months ended September 30, 2008 and $6.8 million for the same period in 2007 and primarily relates to income taxes on the income of our Netherlands operations (KPN GCS in 2007). The higher tax provision, relative to income before income taxes, in the nine months ended September 30, 2008, compared to the same period in 2007, is a result of losses in our U.S.-based operations that cannot be completely benefited.

Liquidity and Capital Resources

        Prior to October 1, 2007, KPN GCS operated from inception as an integrated part of KPN and within the KPN infrastructure. KPN uses a centralized approach to cash management and financing of its operations. Historically, cash was remitted to KPN on a regular basis and cash disbursements were funded from KPN cash accounts on behalf of KPN GCS.

        Cash provided by operating activities was $27.1 million in the nine months ended September 30, 2008 and was primarily the result of net income of $1.2 million and non-cash charges of $27.0 million, primarily depreciation and amortization. Accounts receivable and unbilled revenue, net—external parties increased by $6.4 million and accounts payable—external parties, accrued expenses and deferred revenue, combined, increased by $19.9 million. Accounts payable to related parties was reduced by $10.5 million, partially as a result of the first installment payment of $5.2 million to KPN for the working capital adjustments during the nine months ended September 30, 2008.

        In September 2008, we revised the terms of the remaining balance of $10.3 million due to KPN to extend the payment date on the second installment to March 2009 and the final installment to June 2009. In addition, the interest rate was increased to 7% on the principal amount due, effective October 1, 2008, and we paid additional interest of $60,000 relating to the extension of the second installment that was due June 30, 2008.

        Cash provided by operating activities was $26.4 million in the nine months ended September 30, 2007. The cash provided by operating activities was primarily a result of net income of $18.1 million and non-cash charges of $3.6 million.

        Cash flows used in investing activities in the nine months ended September 30, 2008 was $14.1 million. Additions to property and equipment were $10.0 million in the nine months ended September 30, 2008. On April 1, 2008, we acquired certain assets from TDC, the leading telecommunications carrier in Denmark, as well as certain assets, contracts and employees of TDC's subsidiary in the U.S., TDC Carrier Services U.S., for approximately $10.9 million in cash and incurred $0.1 million in legal fees. Cash provided by investing activities included a reduction in other assets, relating to investing activities, of $5.0 million and maturities of short-term marketable securities of $2.0 million.

        In the nine months ended September 30, 2007, additions to property and equipment were $3.5 million.

        Cash used in financing activities in the nine months ended September 30, 2008 was $11.1 million. We borrowed an additional $5.0 million under our bank line of credit during the period and payments of capital lease obligations were $1.3 million.

        On April 28, 2008, we announced that our board of directors had approved a stock repurchase program, authorizing us to purchase up to $15 million of our common stock over the next six months. Between May and August of 2008, we completed this program by purchasing 3.9 million shares of our common stock for a total cost of $15 million. The repurchases were made in the open market and in privately negotiated purchases. The timing and amount of the shares we purchased were be determined by our management based on our evaluation of market conditions and other factors. No shares were purchased from KPN as part of this program.

Period	Total Shares Purchased	Average Price Paid per Share
May 1, 2008 – May 31, 2008	886,300	$3.33
June 1, 2008 – June 30, 2008	536,100	$3.58
July 1, 2008 – July 31, 2008	331,400	$3.66
August 1, 2008 – August 31, 2008	2,153,140	$4.12

Total	3,906,940	$3.81

        In the nine months ended September 30, 2007, there was a net distribution from KPN GCS to KPN of $34.9 million.

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

        In September 2008, we modified the financial covenants under the Loan Agreement to reflect our current operating results and financial position as follows:

  (i)
  We reduced the minimum profitability covenant for the quarter ended September 30, 2008;

  (ii)
  We reduced the minimum liquidity covenant for the quarter ended September 30, 2008 through February 2009; and

  (iii)
  We replaced the minimum cash flow covenant with a requirement to maintain at least $10 million in combined cash and borrowing availability with Silicon Valley Bank for the quarter ended September 30, 2008 through February 2009, and increasing to $15 million thereafter.

        In addition, the interest rate on borrowings under the Loan Agreement was increased by 1% per annum and we paid an up-front, one-time modification fee of $125,000. At September 30, 2008, we were in compliance with all of the financial covenants, as modified in September, under the Loan Agreement. The maturity date of our Loan Agreement is October 2009. We believe we have options available to us, including the renewal of the Loan Agreement with Silicon Valley Bank or negotiating a credit facility with a new bank, that we will pursue prior to the maturity date of the Loan Agreement.

        Events over the past several months, including recent failures and near failures of a number of large financial service companies, have made the capital markets increasingly volatile. These failures of large financial institutions and continuation of the volatility in the capital marketes may increase our costs of borrowing and could restrict our access to future liquidity.

        At September 30, 2008 and December 31, 2007, we had $30.0 million and $25.0 million, respectively, in borrowings outstanding and had issued outstanding standby letters of credit of $2.9 million and $2.9 million, respectively, under the Loan Agreement.

        In the nine months ended September 30, 2008, we purchased certain software licenses for $1.7 million under a 30-month financing agreement, with payments due on a semi-annual basis through June 2010.

        For intangible assets, we assess the carrying value of these assets whenever events or circumstances indicate that the carrying value may not be recoverable. Recoverability of assets to be held and used is measured by comparing the carrying amount of an asset, or asset group, to the future undiscounted cash flows expected to be generated by the asset, or asset group. Through September 30, 2008, there were no events or changes in circumstances that indicated the carrying amount of our intangible assets may not be recoverable. However, as a result of the Company's market capitalization remaining below the Company's book value since the first quarter of 2008, we considered this to be an indication that the carrying value of our goodwill may not be recoverable. Accordingly, we conducted an analysis to determine if there had been an impairment of the carrying value of goodwill of $248.8 million as of September 30, 2008. Goodwill may be considered impaired if we determine that the carrying value of a reporting unit, including goodwill, exceeds the reporting unit's fair value. As a result of this analysis, we concluded there had been no impairment of the carrying value of goodwill as of September 30, 2008. We estimated the fair value of our reporting units using a discounted cash flow model. We then reconciled the estimated fair value of our reporting units to our overall market capitalization. Assessing the impairment of goodwill requires us to make certain significant assumptions, estimates and judgments, including future cash flows, discount rates and control premiums. While we believe our assumptions and judgments are reasonable, certain, more conservative, changes in these assumptions and judgments would have indicated that an impairment of the carrying value of goodwill had occurred as of September 30, 2008.

        Since September 30, 2008, there has been distress in the global economy and the market price of our common stock and our market capitalization has declined significantly. As a result, we will perform an impairment test on our intangible assets and our annual test for impairment of our goodwill as of December 31, 2008. It is reasonably possible that there will be an impairment of the carrying value of our intangible assets and/or our goodwill as of December 31, 2008 and the amounts could be material.

        To further capture cost savings from our integration efforts, following legally mandated consultations, we intend to restructure our operations in the Netherlands. We expect that our operations in The Netherlands will become primarily sales and product management, with strategic support from locations outside The Netherlands. As this plan has not yet been finalized, we cannot yet determine the amount of any future restructuring charges we may incur and the timing of such charges.

        In addition, in the future, we will be reducing the operational services we purchase from KPN as integration projects are completed.

        We anticipate that the September 30, 2008 balance of $62.5 million in cash and cash equivalents, together with expected net cash flow generated from operations and bank borrowing availability, will be sufficient to fund our operations and capital asset expenditures for the next twelve months. We expect capital asset expenditures to be between $15 million and $16 million in 2008.

Three Months Ended September 30, 2008 Compared to Pro Forma Three Months Ended September 30, 2007

        The following table presents our results of operations for the three months ended September 30, 2008 compared to our pro forma combined results of operations for the three months ended September 30, 2007. The comparison of our results of operations for the three months ended September 30, 2008 compared to pro forma combined results of operations for the three months ended September 30, 2007 is being provided as supplemental information. We believe the comparison of our results of operations for the three months ended September 30, 2008 to the pro forma combined results of operations for the three months ended September 30, 2007 is a more meaningful comparison than the comparison to the historical results of operations of KPN GCS for this period.

        The pro forma results of operations for the three months ended September 30, 2007 reflect the combined historical results of iBasis and KPN GCS as if the KPN Transaction had occurred as of the beginning of this period, including certain pro forma adjustments. These pro forma adjustments include amortization expense of $3.7 million related to certain intangible assets resulting from the KPN

Transaction, and the elimination of $1.8 million in revenue and data communications and telecommunications costs for revenue transactions between iBasis and KPN GCS during this period.

	Three Months Ended September 30,	(Pro Forma) Three Months Ended September 30,	Three Months Ended September 30,	(Pro Forma) Three Months Ended September 30,
	2008	2007	2008	2007
	(unaudited) (In thousands)
Net revenue—external parties	$272,906	$314,390	80.7%	85.6%
Net revenue—related parties	65,117	53,072	19.3	14.4

Total net revenue	338,023	367,462	100.0	100.0
Costs and operating expenses:
Data communications and telecommunications—external parties	280,365	301,339	82.9	82.0
Data communications and telecommunications—related parties	25,273	32,165	7.5	8.8
Engineering and network operations	5,584	6,182	1.6	1.7
Selling, general and administrative	17,132	18,565	5.1	5.0
Merger related	—	694	—	0.2
Depreciation and amortization	8,466	7,083	2.5	1.9

Total costs and operating expenses	336,820	366,028	99.6	99.6

Income from operations	1,203	1,434	0.4	0.4
Interest income (expense), net	(238)	1,252	(0.1)	0.3
Foreign exchange gain (loss), net	2,193	(19)	0.7	(0.0)
Other income	1,779	—	0.5	—

Income before provision for income taxes	4,937	2,667	1.5	0.7
Provision for income taxes	1,643	1,991	0.5	0.5

Net income	$3,294	$676	1.0	0.2

        Total revenue for the three months ended September 30, 2008 of $338.0 million was 8% lower than pro forma revenue of $367.5 million for the same period in 2007. Net revenue—external parties was $272.9 million in the three months ended September 30, 2008, compared to pro forma $314.4 million in the same period in 2007. We believe the decrease in net revenue—external parties partially reflects the current downturn in the U.S. prepaid calling card market. Traffic we receive from prepaid calling card providers and certain wholesale Trading customers whose traffic comes from prepaid calling card providers, declined significantly in the three months ended September 30, 2008. The downturn in the U.S. prepaid calling card market is primarily a result of the effect of the current adverse economic conditions in the U.S. on immigrant communities that comprise the majority of this market. In addition, our Retail revenue of $29.4 million also declined 8% from $32.0 million in the same period in 2007.

        Net revenue—related parties was $65.1 million in the three months ended September 30, 2008, compared to pro forma $53.1 million in the same period in 2007. The increase in revenue—related parties is primarily due to an increase in traffic sent by KPN and its subsidiaries and the effect of the stronger euro, year-to-year, relative to the U.S. dollar, partially offset by lower prices on certain revenue streams.

        Minutes of traffic were 5.8 billion in the three months ended September 30, 2008, 6% lower than pro forma combined minutes of traffic of 6.2 billion in the same period in 2007. Average revenue per minute was 5.78 cents in the three months ended September 30, 2008, compared to pro forma 5.91 cents in the same period in 2007. Average cost per minute, defined as total data communications and telecommunications costs divided by minutes of traffic, was 5.23 cents in the three months ended September 30, 2008, compared to pro forma 5.36 cents in the same period in 2007. Average margin per minute, defined as total revenue less total data communications and telecommunications costs divided by minutes of traffic, was 0.55 cents for the three months ended September 30, 2008, the same as in the three months ended September 30, 2007.

        Total engineering and network operations, selling, general and administrative expenses were $22.7 million in the three months ended September 30, 2008, compared to pro forma $24.7 million in the same period in 2007.The decrease in expenses reflects the operational synergies we have achieved since the KPN Transaction and our current restraint on discretionary spending. Pro forma results for the three months ended September 30, 2007 also include $0.7 million of costs associated with the KPN Transaction.

        Depreciation and amortization was $8.5 million in the three months ended September 30, 2008, compared to pro forma $7.1 million in the same period in 2007. The increase primarily relates to additions to property and equipment to support our integration efforts, as well as additional amortization of intangible assets acquired in the TDC transaction on April 1, 2008.

        Net interest expense was $0.2 million in the three months ended September 30, 2008, compared to pro forma net interest income of $1.2 million in the same period in 2007. The increase in interest expense reflects a combination of interest on the $30.0 million in borrowings under our bank line of credit as well as interest on the amount due to KPN for the combined working capital adjustment as of the closing of the KPN Transaction.

        The provision for income taxes was $1.6 million in the three months ended September 30, 2008 on income before income taxes of $4.9 million, compared to pro forma provision for income taxes of $2.0 million on pro forma income before income taxes of $2.7 million in the same period of 2007. The lower tax provision primarily reflects our on-going integration efforts, which has increased the level of management and support of our Netherlands operations resulting in higher charges for these services from our U.S operations to our Netherlands operations. As a result, we have been able to reduce the income of our Netherlands operations on a year-to-date basis and, correspondingly, we have reduced the level of losses in the U.S. that can not be benefited.

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

Contractual Obligations

        The following table summarizes our future contractual obligations as of September 30, 2008:

	Payment Due Dates
	Total	Less than 1 Year	1 to 2 Years	2 to 3 Years	3 to 5 Years	After 5 Years
	(In thousands)
Bank borrowings	$30,000	$—	$30,000	$—	$—	$—
Interest on bank borrowings(1)	1,425	1,421	4	—	—	—
Capital lease obligations, including interest	1,228	614	614	—	—	—
Operating leases	6,781	2,871	1,284	429	555	1,642
Purchase commitments for termination of minutes	6,689	6,689

Total	$46,123	$11,595	$31,902	$429	$555	$1,642

(1)
Interest payments on bank borrowings are projected using market rates as of September 30, 2008. Future interest payments may differ from these amounts based on changes in market interest rates.

        We adopted FIN 48 as of January 1, 2007. As of September 30, 2008, the total amount of net unrecognized tax benefits for uncertain tax positions and the accrual for the related interest was $0.5 million. We are unable to make a reasonably reliable estimate of when cash settlement, if any, will occur with a tax authority as the timing of examinations and ultimate resolution of those examinations is uncertain.

New Accounting Pronouncements

        In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, "Fair Value Measurements", ("SFAS No. 157"). SFAS No. 157 establishes a framework for measuring fair value and requires expanded disclosures regarding fair value measurements. This accounting standard is effective for financial statements issued for fiscal years beginning after November 15, 2007. However, in January 2008, the FASB issued FASB Staff Position FAS 157-b, Effective Date of FASB Statement No. 157 ("FSP FAS 157-b"). FSP FAS 157-b permits entities to elect to defer the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. We have elected to defer the adoption of SFAS No. 157 for those assets and liabilities included in FSP FAS 157-b. The adoption of SFAS No. 157 did not have a material impact on our financial position, results of operations for the three and nine months ended September 30, 2008 and cash flows for the nine months ended September 30, 2008.

        On January 1, 2008, we adopted Statement of Financial Accounting Standards (SFAS) No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities, Including an amendment of FASB Statement No. 115" (SFAS No. 159). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value, which are not otherwise currently required to be measured at fair value. Under SFAS No. 159, the decision to measure items at fair value is made at specified election dates on an instrument-by-instrument basis and is irrevocable. Entities electing the fair value option are required to recognize changes in fair value in earnings and to expense upfront costs and fees associated with the item for which the fair value option is elected. The adoption of SFAS No. 159 did not have a material impact on our financial position, results of operations for the three and nine months ended September 30, 2008 and cash flows for the nine months ended September 30, 2008.

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

        Our primary interest rate risk is the risk on borrowings under our bank line of credit, which is subject to interest rates based on the bank's prime rate or LIBOR, plus margin. We had $30.0 million in borrowings under our bank line of credit at September 30, 2008. If, for example, interest rates were to increase by 1%, this would result in additional annual interest expense of $0.3 million on our current level of borrowings. A change in the applicable interest rates would also affect the rate at which we could borrow funds or finance equipment purchases. Our capital lease obligations are fixed rate debt.

Item 4.    Controls and Procedures

  Evaluation of Disclosure Controls and Procedures

        Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a—15 promulgated under the Exchange Act of 1934, as amended, as of the end of the period covered by this Quarterly Report on Form 10-Q. In designing and evaluating our disclosure controls and procedures, our management recognized that any control and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

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

  Changes in Internal Control Over Financial Reporting

        There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2008 that have materially affected, or are reasonably like to materially affect, our internal control over financial reporting.

Part II—Other Information

Item 1.    Legal Proceedings

        Please see Note 13 "Commitments and Contingencies" of our Notes to Condensed Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q for a description of legal proceedings.

Item 1A.    Risk Factors

        In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed in Part I, "Item 1A: Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2007, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks that we face. Additional risks that we have identified since filing our Annual Report on Form 10-K are set forth below. In addition, risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

The current economic conditions and financial market turmoil could adversely affect our business and results of operations.

        As widely reported, economic conditions and financial markets have been experiencing extreme disruption in recent months, including, among other things, extreme volatility in prices of their publicly trade securities, severely diminished liquidity and severely restricted credit availability, rating downgrades of certain investments and declining valuations of others. Governments have taken unprecedented actions intended to address these extreme market conditions. We believe the current economic conditions and financial market turmoil could adversely affect our operations. Uncertainty about current and future economic conditions may cause consumers to refrain reign in their spending generally, the impact of which may be that they stop or delay their purchasing our products and services. If these circumstances persist or continue to worsen, our future operating results could be adversely affected, particularly relative to our current expectations.

If our goodwill, or other intangible assets, become impaired, we may be required to record a significant charge to earnings.

        Under generally accepted accounting principles, we review our goodwill, and other intangible assets, for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. Factors that may be considered a change in circumstances indicating that the carrying value of our goodwill may not be recoverable include a decline in stock price and market capitalization, reduced future cash flow estimates, and slower growth rates in our industry. We may be required to record a significant charge to earnings in our financial statements during the period in which any impairment of our goodwill is determined, negatively impacting our results of operations.

        We performed a goodwill impairment analysis as of September 30, 2008 and determined that our goodwill of $248.8 million was not impaired. Since September 30, 2008, there has been distress in the global economy and the market price of our common stock and our market capitalization has declined significantly. As a result, we will perform an impairment test on our intangible assets and our annual test for impairment of our goodwill as of December 31, 2008. It is reasonably possible that there will be an impairment of the carrying value of our intangible assets and/or our goodwill as of December 31, 2008 and the amounts could be material.

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

  •
  our expectations regarding potential future minutes and revenue;

  •
  our expectations that the VoIP market offers significant growth potential for us;

  •
  uncertainty related to current economic conditions and their impact on demand for our services;

  •
  our expectations with respect to the impairment of the carrying value of goodwill and other intangible assets;

  •
  our estimates regarding the balance of unrecognized tax benefits; and

  •
  our liquidity.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

        The table set forth below shows all repurchases of securities by us during the quarter ended September 30, 2008:

	Total Shares Purchased	Average Price Paid per Share	Total Shares Purchased as Part of Publicly Announced Plans(1)	Approximate Dollar Amount of Shares Yet To Be Purchased Under Plans
Monthly Period During Quarter Ended June 30, 2008
July 1, 2008 – July 31, 2008	331,400	$3.66	331,400	$8.9	million
August 1, 2008 – August 31, 2008	2,153,140	$4.12	2,153,140	$0

Total	2,484,540	$3.80	2,484,540	$0

(1)
On April 28, 2008, we announced that our board of directors had approved a stock repurchase program, authorizing us to purchase up to $15 million of our common stock over the next six months. The repurchases were made in the open market and in privately negotiated purchases. No shares were purchased from KPN as part of this program. During the three months ended September 30, 2008, we purchased 2.5 million shares of our common stock for a total cost of $10.1 million under this program, leaving no amounts remaining under this stock buy-back program as of September 30, 2008. The table above sets forth all repurchases of securities by us during the quarter ended September 30, 2008.

Item 6.    Exhibits

  (A)
  Exhibits:

10.1	Second Loan Modification Agreement dated as of September 30, 2008 between Silicon Valley Bank and iBasis, Inc. (incorporated by reference from Exhibit 99.1 to the Registrant's Current Report on Form 8-K filed October 6, 2008 (file no. 000-27127)).
31.1*	Certificate of iBasis, Inc. Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certificate of iBasis, Inc. Chief Financial Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.
32.1‡	Certificate of iBasis, Inc. Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
Filed herewith.

‡
Furnished herewith

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

iBasis, Inc.
November 7, 2008	By:	/s/ RICHARD TENNANT
Richard Tennant Senior Vice President and Chief Financial Officer (Authorized Officer and Principal Financial and Accounting Officer)