Form 10-K
period 2008-12-31
IBASIS INC
filed 2009-03-13
CIK 1091756

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 000-27127

iBasis, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	04-3332534 (I.R.S. Employer Identification No.)
20 Second Avenue, Burlington, MA 01803 (Address of principal executive offices, including zip code)
(781) 505-7500 (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Name of each exchange on which registered
Common Stock, par value $0.001 per share	The NASDAQ Stock Market LLC (NASDAQ Global Market)

Securities registered pursuant to section 12(g) of the Act:

None

(Title of Class)

          Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

          Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐    No ☒

          Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒ Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

          The aggregate market value of the registrant's common stock, $0.001 par value per share, held by non-affiliates of the registrant as of June 30, 2008 was approximately $102,242,000 based on 31,171,405 shares held by such non-affiliates at the closing price of a share of common stock of $3.28 as reported on The NASDAQ Global Market on such date. Affiliates of the Company (defined as officers, directors and owners of 10% or more of the outstanding share of common stock) owned 42,470,503 shares of common stock outstanding on such date.

          Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

          Common Stock, par value $0.001 per share, as of February 28, 2009                                    71,228,328

DOCUMENTS INCORPORATED BY REFERENCE

          The following documents (or parts thereof) are incorporated by reference into the following parts of this Form 10-K: Certain information required in Part III of this Annual Report on Form 10-K is incorporated from the Registrant's Proxy Statement for the 2009 Annual Meeting of Stockholders.

iBASIS, INC.

ANNUAL REPORT ON FORM 10-K
For the Year Ended December 31, 2008

i

PART I

Item 1.    Business

        iBasis is a leading wholesale carrier of international long distance telephone calls and a provider of retail prepaid calling services and enhanced services for mobile operators.

Company Overview

        Our operations consist of our wholesale trading business ("Trading"), in which we connect buyers and sellers of international telecommunications services, and our retail services business ("Retail"). Our Trading business also includes Outsourcing revenue which we generate as the exclusive provider of wholesale international voice services for specific carrier customers. In the Trading business we receive voice traffic from buyers—originating telecommunications carriers who are interconnected to our network via Voice over Internet Protocol ("VoIP") or traditional time division multiplexing ('TDM") connections, and we route that traffic over our network to sellers—local service providers and telecommunications carriers in the destination countries with whom we have established agreements to manage the completion or termination of calls.

        As a result of the combination with KPN Global Carrier Services B.V. (KPN GCS) in October 2007 (described below), more than half of our traffic utilizes our VoIP network, while the balance is carried over our TDM network. The continued migration of the TDM traffic to our lower cost VoIP network is expected to be a significant source of synergies from the KPN transaction over the next several years.

        We use proprietary, patented and patent-pending technology to automate the selection of routes and termination partners based on a variety of performance, quality, and business metrics. We offer this Trading service on a wholesale basis to carriers, mobile operators, consumer VoIP companies, telephony resellers and other service providers worldwide. We have call termination agreements with local service providers in more than 100 countries in North America, Europe, Asia, the Middle East, Latin America, Africa and Australia.

        We continue to expand our market share in our Trading business by expanding our customer base, developing termination capacity, and by offering a comprehensive portfolio of cost-effective international voice solutions, including complete outsourcing of international voice traffic.

        Our Trading products comprise a comprehensive voice product portfolio. We have retained the leading product from both iBasis and KPN GCS—Direct Voice and Premium Voice respectively, and we completed the portfolio with two new mid-range products—Value Voice and Certified Voice. The four products offer a progression of code coverage, pricing and features formulated to meet the varied requirements of fixed carriers, mobile operators, consumer voice over broadband carriers, and prepaid calling card service providers. Our product portfolio enables us to compete effectively in all international voice markets and gives us particular strengths in the fastest-growing segments of VoIP and mobile.

        In targeting the emerging consumer VoIP providers, we offer our DirectVoIP™ and DirectSIP™ IP interconnection services, which address a range of requirements that are specific to the growing consumer VoIP market, including support for Session Initiation Protocol interconnection, which is becoming the standard for voice over broadband services. DirectSIP also includes our media normalization, or transcoding, solution, which enables us to provide greater interoperability among devices and voice applications, as well as deliver high quality service even over sub-optimal network connections.

        In the mobile market, in addition to meeting mobile operators' requirements for premium quality voice service and advanced voice features, iBasis offers a portfolio of value-added mobile data services, called Mobile Matrix, which includes global signaling, mobile messaging and roaming to enhance mobile operators' average revenue per user and customer loyalty.

        Outsourcing offers carriers a strategic solution to the commoditization of international voice. By outsourcing their international voice operations to iBasis, carriers take advantage of our efficiencies of scale, our specialization, and our highly efficient global infrastructure, which supports both VoIP and TDM traffic. Moreover, they leverage our termination agreements with hundreds of providers in more than 100 countries. Our Outsourcing customers are better able to focus their resources on higher margin, differentiating consumer services.

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

        We were incorporated as a Delaware corporation in 1996. Our principal executive offices are located at 20 Second Avenue, Burlington, Massachusetts 01803 and our telephone number is (781) 505-7500. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports, are available free of charge through the Securities and Exchange Commission's ("SEC") website at www.sec.gov or on our investor relations section of our website at http://investor.ibasis.com as soon as reasonably practicable after such materials have been electronically filed with, or furnished to, the SEC.

KPN Transaction

        On October 1, 2007, iBasis, Inc. and KPN B.V. ("KPN"), a subsidiary of Royal KPN N.V. ("Royal KPN"), completed transactions ("KPN Transaction") pursuant to which iBasis issued 40,121,074 shares of its common stock to KPN and acquired the outstanding shares of two subsidiaries of KPN ("KPN GCS"), which encompassed KPN' international wholesale voice business. The Company also received $55 million in cash from KPN, subject to post-closing adjustments based on the working capital and debt of iBasis and KPN GCS. Immediately after issuance on October 1, 2007, the shares of iBasis common stock issued to KPN represented 51% of the issued and outstanding shares of iBasis common stock on a fully-diluted basis (which includes all of the issued and outstanding common stock and the common stock underlying outstanding "in-the-money" stock options, as adjusted, and warrants to purchase common stock). As of December 31, 2008, the 40,121,074 shares owned by KPN represent 56% of the issued and outstanding common stock of iBasis and 56% on a fully-diluted basis, as defined above.

        On October 8, 2007, iBasis paid a dividend in the amount of $113 million at a rate of $3.28 per share to each of its shareholders on the record date of September 28, 2007, the trading date immediately prior to the closing date of the KPN Transaction. In addition, holders of outstanding warrants to purchase our common stock will be entitled to receive a cash payment upon the future exercise of these warrants in an amount equal to the dividend amount that would have been payable if the warrants had been exercised immediately prior to the dividend record date. Cumulatively through December 31, 2008, we have paid holders of warrants a total $0.8 million in dividends upon the exercise of their warrants. As of December 31, 2008, we have unexercised warrants representing 432,000 shares, at exercise prices ranging from $6.30 to $9.00 per share, and have $1.4 million accrued for dividends to be paid upon the potential future exercise of these warrants. In connection with the payment of the dividend to shareholders, we also increased the number of shares subject to unexercised stock options and decreased the exercise price of these stock option grants to preserve their value.

        The officers of iBasis immediately prior to the closing of the KPN Transaction have continued to serve as the officers of the combined company and one executive of KPN GCS, Mr. Edwin Van Ierland, was appointed as the Company's Senior Vice President Worldwide Sales. Upon closing of the KPN Transaction, Messrs. Charles Skibo and David Lee, two independent members of iBasis' board of directors, resigned as members of the board of directors and the board of directors of iBasis appointed Messrs. Eelco Blok and Joost Farwerck, two executives of Royal KPN, as directors to fill the vacancies created by the resignations of Messrs. Skibo and Lee.

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

        The presentation of the Statement of Stockholders' Equity reflects the historical stockholders' equity of KPN GCS through September 30, 2007. The effect of the issuance of shares of iBasis common stock to KPN and the inclusion of iBasis' stockholders' equity as a result of the closing of the KPN Transaction on October 1, 2007 is reflected in the year ended December 31, 2007.

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

        In 2008, we changed the name of our Netherlands operations from KPN GCS to iBasis Netherlands.

TDC Transaction

        On April 1, 2008, we acquired certain assets from TDC, the leading telecommunications carrier in Denmark, as well as certain assets, contracts and four employees of TDC' subsidiary in the U.S., TDC Carrier Services U.S., for approximately $11 million in cash ("TDC Transaction"). Pursuant to the TDC Transaction, we became the exclusive provider of international voice services for TDC under a five-year strategic outsourcing arrangement, and TDC will be a preferred partner for terminating traffic sent by us into the Nordic region, consisting of Denmark, Finland, Iceland, Norway and Sweden.

        Approximately 130 non-Nordic international wholesale voice customers, as well as all of TDC' interconnection and bilateral agreements for inbound and outbound international phone calls have been transferred to us. TDC will retain its Nordic customer base and its pan-Nordic reach.

Industry Overview

        Market Overview.    Based on the most current information available, the international voice market was estimated by TeleGeography, a market research firm, to be approximately $78 billion in 2007, and international voice minutes grew approximately 14% over 2006. International wholesale voice traffic represented approximately $11 billion in 2007, and minutes of traffic grew 17% over 2006 as more traffic is originated by carriers such as mobile operators, that lack international networks. We believe that wholesale traffic will continue to grow faster than the overall international voice market due to important trends. These trends involve the migration of voice traffic:

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

        The Mainstreaming of VoIP.    Although the consumer adoption of VoIP services is a recent development, we have been transmitting VoIP calls for many of the world's largest carriers for several years. Managing quality of service at the core of the network, which we pioneered and mastered, has allowed phone-to-phone calls to be transmitted over the Internet with quality nearly indistinguishable from that of traditional voice networks. Enabled by the quality of VoIP service from providers like us, international VoIP traffic has grown rapidly and continues to grow much faster than international TDM traffic. According to industry analyst, TeleGeography, international VoIP traffic grew 36% to 32 billion minutes in 2004, 42% to 45 billion minutes in 2005, 31% to 61 billion minutes in 2006, 28% to 78 billion minutes in 2007, and is expected to have reached nearly 95 billion minutes in 2008, which is approximately 25% of projected international traffic worldwide.

        Unlike fixed-line telecommunication networks and managed internet protocol ("IP") networks, the Internet has many potential points of congestion where information, in the form of data packets, can be delayed or dropped. For non-real-time communications, such as email, a slight delay in the receipt of a message is not significant. However, for real-time communications, such as telephone calls, the result of a delay in transmitting the call, or losing the call altogether, is significant. To minimize the risk of delays or losing calls over the Internet, we utilize complex and proprietary performance monitoring and call routing technology to ensure consistently high call completion and voice quality. We have developed patented and patent-pending quality management technologies that enable us to deliver call completion rates and average call durations (the standard metrics that carriers use for measuring quality) that we believe are comparable to or better than those achieved by traditional fixed-line carriers.

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

  •
  Cost Advantage from Bypass of International Settlement Rates.  Traditional international long distance calls are completed through international toll switches that provide access to the terminating network. These networks are often owned by government bodies or telecommunications carriers who charge settlement rates well in excess of costs. Although these fees are being reduced in many countries as industry deregulation continues, these charges remain significant. Calls routed over the Internet can often bypass the toll switches, avoiding a significant portion of these fees, which further lowers the cost of completing such calls.

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

Wholesale Trading Business

        Our wholesale Trading business enables carriers and other communications service providers to outsource international voice and fax traffic, substantially lowering their transport and service support costs, without compromising quality. Our carrier customers access The iBasis Network by establishing an interconnection through one of our "Internet central offices" or "ICOs" strategically located in major telecommunications hubs in the U.S., Asia, and Europe. Calls are transported over the Internet, or over TDM connections, and terminated by our terminating partners—fixed and mobile operators—in more than 100 countries. In this way, our originating customers receive a single point of interconnection to a global network of termination points without the burden of managing the international network logistics and interconnection agreements on the far end. Likewise, our partners, who sell us termination capacity in their countries, receive a substantial source of traffic revenue without having to negotiate individual agreements and interconnections with originating carriers. Our services provide the following key benefits to our customers:

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

  Outsourcing Revenue

        Our Outsourcing revenue currently consists of international voice traffic we terminate for Royal KPN and its affiliates (KPN Mobile, Telfort, E-Plus and Base) and for TDC, the leading telecommunications carrier in Denmark. We are a preferred supplier of mobile services for Royal KPN and its affiliates and we are the exclusive provider for international direct dialing, ISDN and Inmarsat services for all international telephone and fax traffic originating from or carried over the Royal KPN fixed network.

        Pursuant to the TDC Transaction, we became the exclusive provider of international voice services for TDC under a five-year strategic outsourcing arrangement, and TDC became a preferred partner for terminating traffic sent by us into the Nordic region, consisting of Denmark, Finland, Iceland, Norway and Sweden. Approximately 130 non-Nordic international wholesale voice customers, as well as all of TDC' interconnection and bilateral agreements for inbound and outbound international phone calls were transferred to us. TDC retained its Nordic customer base and its pan-Nordic reach.

Retail Business

        Our Retail business consists primarily of our prepaid calling card services and Pingo, our prepaid calling service sold directly to consumers through an Internet website. Our prepaid calling card business leverages our global VoIP network and back-office systems, including a sophisticated prepaid rating and billing platform. We sell more than 200 brands of retail prepaid calling cards through established distributors to retail outlets in major metropolitan markets across the U.S. Many of the calling card brands are owned (trademarked) by us and feature our component branding, "Quality Calls from iBasis", on the cards. We also enable established carriers to leverage the strength of their brands by taking advantage of our prepaid calling card platform, production and distribution. The Oi brand calling card from Brazilian carrier Telemar is one example. We have established a dedicated operation to sell and service our prepaid retail calling card services. Typically, our Retail business delivers higher gross margins and has a faster cash collection cycle than our Trading business.

        In September 2004, we launched Pingo®, our retail calling service offered directly to consumers and businesses through our eCommerce web interface. Pingo customers in the United States and 35 additional countries use credit cards or alternative web-based payment methods, such as PayPal® to purchase calling time over The iBasis Network. Customers are provided with toll-free or local access numbers, a unique account number and a personal identification number to access the service. Pingo's enhanced convenience features include access to on-line call and billing history, automatic recharging to maintain a balance in the customer's Pingo account, and PINpass™ PIN-less dialing, which enables a customer to avoid keying in their account number and PIN when calling from any fixed or mobile phone they have registered on the Pingo site. These features are designed to increase the customer's convenience and loyalty to the service. In 2007, we launched PingoBusiness, which features enhancements that enable businesses to manage multiple Pingo accounts through a single administrative account.

        Our Retail services build upon the underlying iBasis network and systems and give us opportunities to capture retail traffic directly from consumers, which may provide higher margins than traffic received through other carriers. In offering these services, we can take advantage of our high quality call completion and cost effective services.

The iBasis Network

Overview

        We transported 23.5 billion minutes of traffic over the iBasis Network in 2008, a volume of traffic that positions us among the three largest carriers of international traffic in the world, based on global traffic statistics contained in the industry analyst publication TeleGeography 2009.

        The iBasis network is comprised of a global VoIP infrastructure, which is the legacy iBasis network, and an international TDM infrastructure, which is the legacy KPN GCS network.

        Our VoIP infrastructure includes Internet Central Offices ("ICO") located in the major telecommunications markets around the world—New York, Los Angeles, Amsterdam, London, Frankfurt, Paris, Hong Kong, Tokyo, and Sydney—and more than 1,000 Internet Branch Offices ("IBO") located in the facilities of termination partners in more than 100 countries. Each ICO includes high capacity gateways, routers, session border controllers, and multiple IP backbone connections. Carrier customers send traffic to us by interconnecting via TDM or IP to one or more of the ICOs. Their calls are then sent as VoIP from the iBasis ICO to a termination partner's IBO over the Internet. Some traffic is sent to third-party providers whom we use to supplement our direct routes.

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

        Today, our VoIP and TDM networks are combined through a high capacity connection that enables traffic originating on either side to terminate with a supplier connected to the other side if that supplier offers us lower costs and acceptable quality. As a result, an interconnection to one network gives iBasis customers access to both. For example, calls that come in to the TDM infrastructure can be terminated over the VoIP infrastructure. The VoIP network is primarily managed through our NOCs in Burlington, Massachusetts and Hong Kong, and the TDM network is managed through our NOC in Hilversum, The Netherlands.

        During the second half of 2008, we began the process of converting a number of our customers from our TDM network to our all-IP network. Over the next three to five years we intend to convert our remaining customers from our TDM network to our all-IP network. This will enable us to take full advantage of the superior cost efficiencies of VoIP and is an additional source of synergies we expect from the transaction with KPN.

iBasis VoIP Leadership

        The iBasis VoIP network is based on a technologically-advanced switchless architecture, leveraging proven hardware from industry leaders such as Cisco Systems and GenBand (formerly NexTone and NextPoint), as well as patented and patent-pending iBasis software for quality management and advanced routing. Our Assured Quality Routing and PathEngine technology enables ongoing monitoring of network performance and automatic selection of best quality routes based on near real-time performance data. The switchless architecture provides us with significant savings in operational costs and capital expense by eliminating the need for costly telecommunications switches and other equipment and connectivity in central offices. It also has enabled us to simplify provisioning, real-time route monitoring, and network management by decreasing the number of network components involved in carrying a call. The result for our customers is higher voice quality, call completion and call duration.

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

        Internet Central Offices and Internet Branch Offices.    Our customers interconnect with our network, at their cost, by connecting dedicated voice circuits from their facilities to one of our ICOs, which are strategically located in Amsterdam, Frankfurt, Hong Kong, London, Los Angeles, New York, Paris, Sydney and Tokyo. Alternatively, our customers may elect to install an iBasis IBO at their facilities. ICOs and IBOs receive calls directly from a local carrier's switched network. VoIP gateways in each ICO or IBO digitize, compress and packetize voice and fax calls and then transmit them over the Internet. At the destination, another ICO or IBO reverses the process and the call is switched back from the Internet to a local carrier's circuit-switched network in the destination country. Increasingly, customers are investing in VoIP equipment and connecting to us using an IP signal. As this trend progresses, our already asset-effective business model gains further strength. We no longer bear all the cost of converting calls between traditional voice network and the Internet, and dedicated physical circuit-switched interconnects are eliminated altogether.

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

        Assured Quality Routing.    We have deployed a proprietary patent-pending system of tools—collectively known as Assured Quality Routing to maintain high quality service over the Internet. AQR optimizes the quality of calls placed over The iBasis Network by integrating quality parameters into routing decisions. These parameters include measures of quality that are of direct importance to carriers including call duration, call completion and post-dial delay as well as underlying determinants of successful data transmission, namely packet loss, jitter and latency. Utilizing data collected in near real-time by our patented PathEngine performance reporting technology, AQR automatically re-routes traffic in anticipation of quality dropping below specific thresholds, sending subsequent calls through another Internet path, to an alternative terminating IP partner or to a circuit-switched backup vendor if necessary.

        Global Network Operations Centers.    We manage our network and implement AQR through our network operations centers ("NOCs"). Our NOCs use leading network management tools from Hewlett-Packard and a number of other vendors, which are integrated with our AQR systems to enable us to monitor, test and diagnose all components of The iBasis Network. NOCs in Burlington, Massachusetts, Hilversum, The Netherlands and Hong Kong are staffed by network and traffic engineers to provide expert coverage 7 days a week, 24 hours a day, 365 days a year, and are equipped with:

  •
  tools that support the monitoring and analysis of various components of The iBasis Network to identify and address potential network problems before they affect our customers;

  •
  system redundancy, including power back-up; and

  •
  a help desk that allows us to respond quickly to our customers' needs and concerns.

Engineering and Network Operations

        Our engineering and network operations activities are primarily focused on developing, improving and expanding The iBasis VoIP Network and increasing the efficiency of our interconnections with buyers and sellers of telecommunications services. These activities include the development of specific tools for our networks, such as our patent-pending Assured Quality Routing and patented PathEngine technologies, as well as specialized interconnection technologies like our DirectVoIP Broadband service, which is designed to meet the needs of providers of consumer VoIP services. In addition, our engineering personnel contribute to the support and operation of our global network operations centers, which oversee and coordinate the operation of our ICOs and IBOs. Engineering and network operations activities for the support of our TDM network has to-date been provided by KPN under a service level agreement.

Markets and Customers

        According to TeleGeography, the global market for international phone service was estimated to be approximately a $78 billion market in 2007 and international voice minutes grew 14% from 2006 to 2007. As a subset, international VoIP traffic grew 28% in that same period to approximately 78 billion minutes. The portion of international traffic carried by wholesalers like us grew 17% over the same period as more carriers turned to wholesalers to handle their international business. In all but two of the 16 years from 1992 to 2007 the rate of increase in traffic volume has outstripped the rate of decline in pricing, providing the opportunity for continued revenue growth. With the increasing migration of international traffic to VoIP and the growth in calls that are originating as IP through incumbent and emerging providers, including cable operators, growth of international VoIP traffic is likely to continue. This reinforces the growth opportunities for us, as it is natural for providers who are originating their traffic on IP to turn to VoIP carriers, like us, to avoid unnecessary conversions to TDM to complete their international calls.

        As of December 31, 2008, we provided services to approximately 800 carriers worldwide. Other than revenue from Royal KPN and its affiliates, no one carrier accounted for 10% or more of revenue in 2008, 2007 or 2006. For further discussion of geographic revenues, refer to Note 5 in our Notes to Consolidated Financial Statements.

        In countries where we terminate our traffic, we have established relationships with large national carriers and other local service providers that have strong local market expertise and relationships.

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

        Deregulation and increased competition in the telecommunications industry has caused prices for long distance telephone services to steadily decline, particularly in the U.S. and Western Europe. Regulatory pressure on mobile operators, particularly in the European Union, are lowering mobile termination rates. As a wholesale provider of long distance telephone services, our margins in this business reflect the effect of these lower prices. We attempt to offset the effect of these lower prices by negotiating lower costs from our call termination partners and by increasing the cost efficiency and utilization of our network. We have implemented a strategy to leverage retail traffic originating from both our Trading customers and our own Retail services to attempt to drive higher margins than we might typically realize from our Trading business. With our prepaid calling cards and Pingo, we are able to charge per-minute rates that can exceed our wholesale long distance rates, as well as generate revenue from fees typically associated with the use of prepaid services.

Sales and Marketing

Trading

        Sales Strategy.    Our sales efforts for the wholesale Trading business target leading fixed line and wireless telecommunications carriers globally as both buyers of international minutes and sellers of termination capacity, as well as emerging providers of consumer VoIP services over broadband connections. Our sales force is comprised of experienced personnel with well-established relationships in the telecommunications industry, based in key markets worldwide and typically responsible for business development in a small number of countries regionally. Our sales process often involves a test of our services by potential originating customers in which they route traffic over our network to a particular country. Our experience to date has been that once a carrier has begun to use our network for a single country and finds our quality to be acceptable, the sales process for increasing the volume of traffic they send to us and increasing the number of destinations for which they use our network becomes incrementally easier. We also seek to cultivate relationships with service providers that can terminate the local leg of international calls. Our country managers actively pursue connections with capable termination partners in their regions. Our ability to deliver a high volume of traffic, due to our interconnections with more than 800 carriers with international minutes, makes us an attractive potential partner for local service providers.

        After the closing of the KPN Transaction, we trained our sales people on the Company's total product portfolio to enable our sales personnel to be able to sell all of our products.

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

        Marketing Strategy.    In our wholesale Trading business, we seek to attract termination partners as well as customers and therefore address our marketing efforts to both. A very large portion of retail origination continues to be controlled by large incumbent retail carriers. We believe that we have largely achieved our primary marketing objectives of awareness and acceptance among incumbent retail carriers, as evidenced by our penetration of these carriers in the major developed regions of the world. We continue to reinforce our brand presence with incumbent retail carriers to help increase our share of international traffic. We also concentrate on state-owned carriers, known as PTTs, in Asia and in developing economies generally, who we view as natural customers. In addition, we have focused marketing efforts on raising awareness of our business among emerging consumer VoIP companies, cable operators, prepaid calling card providers, and mobile operators, which represent significant growth opportunities for us.

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

Retail

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

        In late 2007, we launched the iBasis TruePrompts™ campaign, which we believe enhanced consumers' trust in our prepaid calling cards by guaranteeing delivery of the minutes advertised or prompted on each call. In 2008, we believe TruePrompts temporarily slowed our growth in Retail as not all competitors throughout the segment implemented similar measures as we did. As a result, it may have appeared to less sophisticated consumers that iBasis provided fewer minutes on its calling cards when compared to a competitor's calling card. In the future, we believe that clear disclosure and greater transparency in pricing are positive developments for the prepaid calling card industry overall and in particular for us as they will enhance the competitive advantage of our lower cost structure.

        To broaden our calling card distribution we identify the leading established distributors in major urban markets in the U.S. and work to establish mutually beneficial relationships. These distributors possess the local market knowledge and relationships with retail outlets required to effectively build market presence for our calling cards. Some of our distributors operate as master distributors supporting smaller sub-distributors that help to broaden and reinforce their market share within various territories or types of outlets. We expand distribution into new ethnic and geographic markets by leveraging existing relationships and by pursuing new distributors as necessary. Expanding gross margins in the prepaid calling card business is a function of managing card lifecycles. Typically, new cards are introduced with very aggressive promotional pricing to build distributor and retailer enthusiasm and consumer interest. Once the card has proven its quality and reliability we move beyond the promotional stage into production, enabling us to realize higher margins. As we establish our presence in the calling card market, the overall age of our product portfolio will increase, essentially resulting in more products having graduated from the promotional phase into producing higher margins.

        The sales and marketing strategy for our Pingo service leverages the cost-efficiency and tracking capabilities of on-line paid placement advertising on major search engines, such as Google and Yahoo, as well as opportunistic online banner advertising and editorial placement, particularly on ethnic and travel-oriented websites, and occasional print advertising in well-targeted publications. We also drive business though a web-based affiliate sales program, and promotion of free trial cards at events and through distribution partners. In addition, we leverage search engine optimization techniques on the Pingo.com website to maximize natural search results. We have retained a search engine marketing firm and an online creative firm with specific expertise and proprietary technology designed to optimize our online advertising investments. When prospects visit the Pingo website, we utilize special bonus awards and promotions to encourage initial purchase. We also maintain communication with our existing Pingo customers through frequent email announcements to encourage use of the service, recharges, and referrals, as well as provide rewards for their loyalty.

Strategic Technology Relationships

        Strategic technology relationships are important because they give us early access to new technologies, a voice in the vendors' development direction and because strategic partners engage with us in support of our sales and marketing programs.

        The iBasis Network is a Cisco Powered™ network and we have continued to maintain a strong technology and business relationship with Cisco Systems. This designation means that The iBasis Network is built predominantly with Cisco products and technologies and meets a high standard of reliability and performance. As a Cisco Powered™ network, we have enhanced access to Cisco technical resources and are able to more quickly deliver new capabilities and service features. We also have formed relationships with GenBand (formerly NexTone and NextPoint), a leading provider of session border controllers, which are deployed in our ICOs and provide interoperability and protocol conversion capabilities, and with Digium, the supplier of our transcoding platform, which is deployed as part of our DirectVoIP Broadband offering.

Competition

        We compete in two markets: international voice termination services, which we sell on a wholesale basis to other carriers, and retail prepaid calling services which we sell to consumers directly and through distributors. As described more completely in Item 1A "Risk Factors," the market for voice services is highly competitive. We compete with other wholesale trading carriers worldwide. Many of these carriers have more resources, longer operating histories and more established positions in the communications marketplace, and, in some cases, have begun to develop VoIP capabilities. We also compete with smaller companies, including those that may be specialists in just one or two routes. We compete with our own customers, including retail carriers who develop their own international networks or interconnect with one another and exchange international traffic by "meeting" in a major telecom hub. We compete principally on quality of service and price. In the overall international long distance market, which was approximately 343 billion minutes in 2007, based on current information, we are among the three largest carriers with approximately 7% market share.

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

        Although the market for wholesale international traffic and retail prepaid calling services is highly competitive and will almost certainly remain so, we believe that our scale, comprehensive voice product portfolio, global footprint, sophisticated and automated back-office systems, and our patent-pending ability to manage traffic across the low-cost Internet while maintaining required quality, collectively represent a competitive advantage that will allow us to expand both volume and margins.

Government Regulation

        As more fully described in Item 1A "Risk Factors," our business is subject to U.S. and foreign laws, which may include those relating to telecommunications.

        We hold a license to provide interstate and international telecommunications services from the Federal Communications Commission ("FCC") and we have obtained or are in the process of obtaining appropriate regulatory authority, and filing appropriate tariffs, regarding the Retail business in certain states. Additional aspects of our operations may currently be, or become, subject to state or federal regulations governing licensing, universal service funding ("USF"), advertising, disclosure of confidential communications or other information, excise taxes, U.S. embargos and other reporting or compliance requirements.

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

Intellectual Property

        We regard our copyrights, service marks, trademarks, trade dress, trade secrets, patents, patent applications and similar intellectual property as critical to our success and we rely on trademark and copyright law, trade secret protection and confidentiality and/or license agreements with our employees, customers, partners, and others to protect our proprietary rights. Our policy is to seek patent protection of the technology, inventions and improvements that we consider important to the development of our business. In March 2008, we were granted our first patent for our methods of monitoring the quality of various routes to send calls through the Internet, PathEngine. As of December 31, 2008, we had several pending U.S. patent applications for The iBasis Network and other inventions related to our business. We have also entered into a licensing arrangement with Royal KPN granting us rights to Royal KPN' portfolio of patents, and Royal KPN has been granted a cross-license to our patent portfolio. We pursue the registration of our trademarks and service marks in the United States and overseas. We have been granted trademark registration for various marks related to our business, including iBasis, Pingo, Assured Quality Routing, PremiumCertified, The last calling card you'll ever need!, and several marks related to our prepaid calling card products in the United States, and the European community. In addition, we have pending registration applications for other service marks. We also rely on trade secrets, technical know-how and continuing innovation to develop and maintain our competitive position. We have granted licenses in the ordinary course of business for occasional use of our name, logo, trademarks and/or service marks to certain marketing partners pursuant to joint marketing and/or other agreements. Likewise, we have been granted certain licenses for use in the ordinary course of business.

Employees

        As of December 31, 2008, we employed 372 people. Our employees are not represented by a labor union, except that approximately 70 employees of KPN GCS are subject to the Royal KPN Collective Labor Agreement.

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

Factors That May Affect Future Results and Financial Condition

Risks Related to our Historical Stock Option Granting Practices

The investigation by the SEC has had, and may continue to have, a material adverse effect on us. We cannot predict the outcome of the SEC's formal investigation of our past stock option granting practices. The investigation has required, and may continue to require, significant management time and attention, as well as additional accounting and legal expense, and could result in civil and/or criminal actions seeking, among other things, injunctive and monetary relief from us.

        We announced on October 20, 2006, that we were contacted by the SEC as part of an informal inquiry and we further disclosed on March 29, 2007, on our Current Report on Form 8-K, that the SEC had notified us that we would be receiving a formal order of investigation relating to our stock option practices. On April 13, 2007, we received the formal order of investigation. The SEC investigation sought documents and information from us relating to the grant of our options from 1999 through 2006. The SEC has taken testimony from individuals including certain of our current and former officers and directors. We have cooperated fully with the SEC investigation and we are in communication with the SEC staff regarding the outcome of the investigation. There is no assurance that we will be able to resolve the SEC investigation on acceptable terms without the institution of enforcement proceedings by the SEC against us or one or more of our senior executive officers or that other inquiries will not be commenced by other U.S. federal, state or other regulatory agencies. An SEC enforcement proceeding could seek an injunction against future violations of the securities laws, a civil penalty and, as to individual executives, disgorgement and a bar order against serving as an officer or director of a publicly traded company. A bar order as to any of our senior executive officers would deprive us of any such executive's services and could have a material adverse affect on our business.

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

        Following the Special Committee investigation, two derivative civil claims were filed, purportedly on our behalf, against certain of our current and former officers and directors. The suits were consolidated into a single suit on June 15, 2007, alleging violations of Section 14(a) of the Securities Exchange Act of 1934 and Section 304 of the Sarbanes Oxley Act of 2002 (SOX) and raising state law claims including unjust enrichment, breaches of fiduciary trust and waste of corporate assets. The court dismissed the case in December 2007, holding that the plaintiffs failed to assert viable federal claims under either Section 14(a) or SOX Section 304. The court also dismissed the remaining state law claims on jurisdictional grounds. Plaintiffs filed a motion for reconsideration in late December 2007 which has been denied. Although plaintiffs filed an appeal of the denial of reconsideration, the appeal was dismissed, on plaintiffs' motion, on February 18, 2009. Plaintiffs could still re-file the state law claims in state court or in federal court asserting diversity jurisdiction.

        The amount of time to resolve any lawsuits or other proceedings related to our past option granting practices is unpredictable, and in defending themselves, our management's attention may be diverted from the day-to-day operations of our business, which could adversely affect our business, financial condition and results of operations. In addition, an unfavorable outcome of such litigation could require us to incur significant legal expenses and substantial judgments or settlements pursuant to any indemnification obligations that we may have with our officers and directors, which could also have a material adverse effect on our business, financial position, results of operations or cash flows.

        Our insurance coverage may not be sufficient to cover our total liabilities in any such actions if we are obligated to indemnify (and advance legal expenses to) former or current directors or officers in accordance with the terms of our certificate of incorporation, bylaws, other applicable agreements, and Delaware law. We currently hold insurance policies for the benefit of our directors and officers, although our insurance coverage may not be sufficient in either of these matters. Furthermore, the underwriters of our directors and officer's insurance policy may seek to rescind or otherwise deny coverage in some or all of these matters, in which case we may have to self-fund the indemnification amounts owed to such directors and officers.

Risks Related to Our Business

Political and economic conditions and the current financial crisis in the U.S. and global capital and credit markets may adversely affect our revenue and results of operations and overall financial growth.

        Our business can be affected by a number of factors that are beyond our control such as general geopolitical economic and business conditions, conditions in the financial services markets, and general political and economic developments. Recent turmoil in the U.S. financial markets, the present economic slowdown and the uncertainty over the breadth, depth and duration of the slowdown may continue to adversely impact the global economy and have a negative effect on our business. In particular, a decline in traffic from migrant workers using prepaid calling cards has undermined and may continue to undermine our Trading and Retail businesses.

        Further, the recent worldwide financial and credit crisis has reduced the availability of liquidity and credit to fund the continuation and expansion of business operations worldwide. The shortage of liquidity and credit combined with recent substantial losses in worldwide equity markets could lead to an extended economic recession in the United States or worldwide. As widely reported, financial markets in the United States, Europe and Asia have been experiencing extreme disruption in recent months, including, among other things, extreme volatility in security prices, severely diminished liquidity and credit availability, rating downgrades of certain investments and declining valuations of others. Governments have taken unprecedented actions to stimulate their local economies and address extreme market conditions that include severely restricted credit and declines in real estate values. While this challenging economic environment has not yet impaired our ability to access credit markets and finance our operations, there can be no assurance that the deterioration in financial markets will not impair our ability to obtain financing in the future, including, but not limited to, our ability to draw on funds under our existing credit facilities and our ability to incur additional indebtedness. If conditions in the global economy, U.S. economy or other key vertical or geographic markets remain uncertain or weaken further, we could experience material effects on our business, financial condition, results of operations, cash flow, capital resources and liquidity.

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

  •
  volatility in foreign exchange rates may reduce the competitiveness and profitability of some of our traffic flows where customers pay us in one currency and we pay terminating providers in another;

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

  •
  restrictions in countries where we operate; and

  •
  potential impairment of our long-lived assets.

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

We may not be able to maintain our NASDAQ Global Market listing.

        Our common stock is listed on the NASDAQ Global Market. There is no assurance that we will be able to satisfy the NASDAQ Global Market's continued listing standards, which includes, among others, a minimum per share sales price and a minimum market value of publicly held shares. In December 2008, NASDAQ announced the suspension of the rules requiring a minimum $1 closing bid price per share and minimum market value of publicly held shares until April 20, 2009. On March 6, 2009, the closing price of our common stock was $0.61 per share. If our common stock is delisted from the NASDAQ Global Market, we would be forced to list our common stock on the OTC Bulletin Board or some other quotation medium. Selling our common stock would be more difficult because smaller quantities of shares would likely be bought and sold and transactions could be delayed. These factors could result in lower prices and larger spreads in the bid and ask prices for shares of our common stock. If this happens, we will have greater difficulty accessing the capital markets to raise any additional necessary capital.

We may not be able to collect amounts due to us from our customers and we may have to disgorge amounts already paid.

        Some of our customers have closed their businesses or filed for bankruptcy while owing us significant amounts for services we have provided to them in the past. Despite our efforts to collect these overdue funds, we may never be paid. The bankruptcy court may require us to continue to provide services to these companies during their reorganizations. Other customers may discontinue their use of our services at any time and without notice, or delay payments that are owed to us. Additionally, we may have difficulty in collecting amounts from them. Although we have internal credit risk policies to identify companies with poor credit histories, we may not effectively manage these policies and may provide services to companies that refuse to pay. The risk is even greater in foreign countries, where the legal and collection systems available may not be adequate or impartial for us to enforce the payment provisions of our contracts. Our cash position will be reduced and our results of operations will be materially adversely affected if we are unable to collect amounts from our customers.

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

We may not be able to obtain sufficient or cost-effective termination capacity to particular destinations.

        In order to support our growth and geographic expansion, we may need to obtain additional termination capacity or destinations. As the world becomes smaller and more closely knit due to advancements in speed and access due to advancements in communications industries, our ability to extend our reach beyond our competitors' to new or remote destinations is increasingly critical. We may not be able to obtain sufficient termination capacity from high-quality vendors to particular destinations or may have to pay significant amounts to obtain such capacity. A lack of sufficient or cost-effective termination capacity to certain destinations could result in our not being able to terminate all of the traffic we receive from our customers, or incur a higher cost-per-minute to terminate traffic to particular destinations, which could adversely affect our business.

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

        Parties that Maintain Phone and Data Lines and Other Telecommunications Services.    Our business model depends on the availability of the public Internet and traditional telephone networks to transmit voice and fax calls. Third parties maintain and own these networks, other components that comprise the public Internet, and business relationships that allow telephone calls to be terminated over the public switched telephone network. Some of these third parties are telephone companies. They may increase their charges for using these lines at any time and thereby increase our expenses. They may also fail to maintain their lines properly, fail to maintain the ability to terminate calls, or otherwise disrupt our ability to provide service to our customers. Any such failure that leads to a material disruption of our ability to complete calls or provide other services could discourage our customers from using our network, which could adversely affect our results of operations.

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

        Distributors of prepaid calling cards to retail outlets.    We make arrangements with distributors to market and sell prepaid calling cards to retail outlets. In some cases, we rely on these distributors to print cards, prepare marketing material, activate accounts, track usage and other data, and remit payments collected from retailers or sub-distributors. There is a risk that distributors will not properly perform these responsibilities, comply with legal requirements, or pay us monies when due. We may not have adequate contractual or credit protections against these risks. There is also a risk that we will be ineffective in our efforts to implement new systems, policies covering customer care, disclosure, privacy, and certain technical and business processes. The result of any attendant difficulties may have a material impact on our business.

We may not be able to succeed in the intensely competitive market for our wholesale Trading services, prepaid calling and mobile operator enhanced services.

        We compete in our wholesale Trading business principally on quality of service and price. In recent years, prices for international long distance telephone services have been declining as a result of deregulation and increased competition. We face competition from the wholesale service operations of major telecommunications carriers, including AT&T, British Telecom, Deutsche Telekom, Verizon and Qwest, as well as new emerging carriers. We also compete with Internet protocol and other VoIP service providers who route traffic to destinations worldwide. VoIP service providers that presently focus on retail customers may in the future enter the wholesale market and compete with us. If we can not offer competitive prices and quality of service our business could be materially adversely affected.

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

We may enter into strategic outsourcing transactions and undertake acquisitions or dispositions, or may be the target of similar strategic initiatives, that could be difficult to integrate or could damage our business.

        We may enter into strategic outsourcing transactions and acquire businesses and technologies in an attempt to complement or augment our existing businesses, services and technologies. The success of these transactions will depend, in part, on our ability to: identify suitable businesses and assets to buy; complete the transactions on terms acceptable to us and in the timeframes we expect; improve the financial results and operations of the businesses we buy; and avoid or overcome potential antitrust or other concerns expressed by regulators. We may also be subject to, or participate in, strategic activities by others that result in a transfer of control of our assets or control of our outstanding shares of stock. We may need to raise additional funds through public or private debt, equity financing or issue more shares to affect such activities, which may result in dilution for shareholders and the incurrence of indebtedness. We may have difficulty integrating any additional businesses into our existing business and the process of any acquisitions or subsequent integration could divert management's attention and expend our resources. We may not be able to operate acquired businesses profitably or otherwise implement our growth strategy successfully.

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

        Our business requires that we track enormous volumes of data so that we can manage traffic, and assess margin, revenue, and customer accounts. We constantly measure and upgrade our technical capabilities, and develop new tools to address our needs. If we do not maintain these systems or modify them in an appropriate manner, analyze service pricing methodologies effectively, or bill our customers properly, our business will be negatively affected.

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

        Our future success will depend, in large part, on the continued service of our key management and technical personnel. If any of these individuals or others we employ are unable or unwilling to continue in their present positions for any reason, including the outcome of the SEC investigation, our business, financial position, results of operations or cash flows could suffer. We do not carry key person life insurance on our personnel.

We will need to retain skilled personnel to execute our plans.

        Our future success will also depend on our ability to attract, retain and motivate highly skilled employees, particularly engineering and technical personnel. Recent reductions in our workforce, a temporary salary freeze and a freeze on new hiring instituted at the beginning of 2009 may make it difficult to motivate and retain employees and contractors, which could affect our ability to deliver our services in a timely fashion and otherwise negatively affect our business.

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

        Under FCC rules, services classified as telecommunications services have been subject to regulation, whereas services classified as information or enhanced services have been largely exempt from regulation, including the requirement to pay access charges. We have taken the position that our wholesale Trading services are enhanced services that are exempt from traditional regulation that applies to telecommunications services. While the FCC has traditionally maintained that information service providers, including VoIP providers, do not provide telecommunications services for regulatory purposes, various entities have challenged this policy at the state and federal levels and the FCC has begun to regulate certain aspects of various types of VoIP services. For example, in 2004, the FCC concluded that long distance calls that begin and end as regular calls but use IP to transport some portion of the call are telecommunications services. As indicated above, the FCC also concluded that prepaid calling card services that utilize IP-transport are telecommunications services, not information services. However, in making this ruling the FCC did not clarify what intercarrier compensation payments are owed by the different carriers in the prepaid calling card context when long distance calls are made using local access. There has been increasing controversy over this issue. Some carriers have taken the position that the prepaid calling card providers that purchase these local numbers owe access charges over and above the amounts already paid to the provider that sells the access numbers. We believe that we are not responsible for any additional charges. There are pending proceedings at the FCC designed to clarify and resolve this issue. However, recent industry activity suggests that lawsuits could be initiated by certain carriers against prepaid calling card providers for recovery of arrearages of access charges prior to any clarification of the issue by the FCC. Accordingly, there is a risk of additional litigation associated with this issue. This intercarrier compensation controversy is also increasing the cost of local access numbers because many carriers that provide this service are increasing their rates to cover the costs and/or risks associated with providing the service to prepaid calling card providers in the event that they are found responsible for additional charges. These cost increases have materially increased the costs of our retail prepaid business.

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

        In the event of an audit from the federal Universal Service Administrator or complaint from a local exchange or local access provider, we could be subject to arrearages for USF contributions or access charges.

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

        We have also been questioned by regulators about our offerings. Under current standards and recent FCC decisions, the FCC and state regulatory authorities may not agree with our positions. If they do not, we could be penalized, become subject to regulation at the federal and state level for our wholesale Trading business, in addition to our Retail business, and could become subject to licensing and bonding requirements, federal and state fees and taxes, and other laws, all of which could materially affect our business.

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

        The termination cost for the termination of calls to mobile networks in many countries are increasingly becoming subject to regulatory control. Recent decisions by the German, Belgium and Portuguese regulatory authorities to reduce the mobile termination rates, or MTRs, have been challenged by the affected mobile network operators, or MNOs, in the courts of such countries. Although we are not a party to these proceedings, under our contracts with these MNOs, a decision by a court to repeal the reduction of the MTR on a retroactive basis would permit the MNOs to retroactively increase the MTR charged to us for the termination of calls to their networks. Although we have taken steps to allow us to pass these potential cost increase on to our customers, there can be no assurance that we will be successful in doing so in all cases. We can not at this time assess the likelihood that the courts will retroactively repeal the reduction in the MTRs or the amount of any potential loss that we might suffer as a result.

Risks Related to Our Intellectual Property

If we are unable to protect our intellectual property, our competitive position would be adversely affected.

        We rely on patent, trademark and copyright law, trade secret protection and confidentiality and/or license agreements with our employees, customers, partners and others to protect our intellectual property. Unauthorized third parties may copy our services or reverse engineer or obtain and use information that we regard as proprietary. End-user license provisions protecting against unauthorized use, copying, transfer and disclosure of any licensed program may be unenforceable under the laws of certain jurisdictions and foreign countries. We have obtained one patent to-date and we may seek to obtain patents for certain processes or equipment in the future. We do not know if any of our pending patent applications will be issued with the scope of the claims we seek, if at all. In addition, the laws of some foreign countries do not protect proprietary rights to the same extent as do the laws of the United States. Our means of protecting our proprietary rights in the United States or abroad may not be adequate and third parties may infringe or misappropriate our copyrights, trademarks and similar proprietary rights. If we fail to protect our intellectual property and proprietary rights, our business, financial condition and results of operations would suffer.

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

Risks Related to the KPN Transaction

We may not be able to timely and successfully integrate KPN' international wholesale voice business with our operations, and thus we may fail to realize all of the anticipated benefits of the KPN Transaction.

        Integration of KPN' international wholesale voice business into our business is a complex, time consuming and costly process. While most of the work associated with this integration has been completed, remaining projects include the integration of back office systems used in billing, market analysis, routing, rating and financial and management reporting. Difficulties we may encounter include:

  •
  operational interruptions or the loss of key employees, customers or suppliers;

  •
  the risks related to operating a significantly larger company with operations in geographic areas in which we have not previously operated; and

  •
  risks related to consolidating our corporate and administrative functions.

        We are also exposed to other risks that are commonly associated with similar transactions, such as unanticipated liabilities and costs, some of which may be material, and diversion of management's attention. As a result, the anticipated benefits of the KPN Transaction, including anticipated synergies, may not be fully realized and our business may be materially and adversely affected.

KPN owns a majority of the shares of our common stock, and we are a controlled company within the meaning of NASDAQ Marketplace Rules.

        Because KPN is deemed to beneficially own, in the aggregate, more than 50% of our common stock, we are a "controlled company" within the meaning of NASDAQ Marketplace Rule 4350(c)(5). As a result, the Company is exempt from NASDAQ rules that require listed companies to have (i) a majority of independent directors on the Board of Directors, (ii) the compensation of executive officers determined by a majority of independent directors or a compensation committee composed solely of independent directors, and (iii) a majority of the independent directors or a nominating committee composed solely of independent directors elect or recommend director nominees for selection by the Board of Directors. Furthermore, as part of the transaction, our by-laws were amended to provide KPN certain board representation rights and certain veto rights. As a result of these changes, and KPN' majority holdings, KPN has the ability to control the outcome of all matters submitted to our stockholders for approval. We cannot make assurances that the interests of KPN will be consistent with the interests of other holders of our common stock, or that KPN will vote its shares of common stock, or exercise its veto rights, in a manner that benefits other holders of our common stock.

        Finally, KPN' ownership of 56% of the shares of our issued and outstanding shares of common stock as of December 31, 2008 could discourage the acquisition of our common stock by potential investors and could have an anti-takeover effect, possibly depressing the trading price of our common stock.

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

Our business could be adversely affected by changes in our commercial dealings with Royal KPN and its subsidiaries.

        Pursuant to a framework services agreement negotiated as part of the consideration for the KPN Transaction (the "Framework Services Agreement"), we are the exclusive provider of international direct dialing, ISDN and Immarsat services for all international telephone and fax traffic originating from or carried over the fixed networks of Royal KPN, KPN and all their affiliates and subsidiaries (the "Royal KPN Group"). We carry this traffic at the expected cost of providing services plus a margin as set forth in the Framework Services Agreement at declining rates through the year 2010. Thereafter, margins will be negotiated each year. The Framework Services Agreement has a ten year term; however, there can be no assurance after 2010 that we will be able to negotiate margins on this traffic on terms and conditions that are favorable to us.

        We were also appointed as a preferred supplier of mobile services for the Royal KPN Group pursuant to the Framework Services Agreement. While we are confident that we will continue to provide mobiles services for the Royal KPN Group, there can be no assurance that this will occur on terms and conditions that are favorable to us.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

        This Annual Report on Form 10-K and, in particular, the description of our Business set forth in Item 1, the Risk Factors set forth in this Item 1A and our Management's Discussion and Analysis of Financial Condition and Results of Operations set forth in Item 7 contain or incorporate a number of forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding:

  •
  our expectations regarding our ability to expand our market share in our wholesale Trading business;

  •
  our expectations regarding the number of customers that will use our wholesale Trading and Retail services;

  •
  our expectations regarding the future market demand for our wholesale Trading and Retail services;

  •
  the size of our market;

  •
  our expectations regarding the timing and benefit of synergies we may realize from the KPN transaction;

  •
  our expectations regarding our growth being favorably impacted by consolidation in our industry;

  •
  our expectations regarding benefits we may realize when we have converted our customers from our TDM network our all-IP network;

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

  •
  the exposure for higher access costs related to our Retail business;

  •
  uncertainty related to current economic conditions and any resulting decreased demand for our products;

  •
  potential for future impairment of our long-lived assets; and

  •
  our liquidity.

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

Item 1B.    Unresolved Staff Comments

        Not applicable.

Item 2.    Properties

        The following is a summary of our primary facilities:

Location	Square Footage	Expiration of Lease	Facility Use
Burlington, MA	59,265	April 2010	Headquarters and global network operations center
The Hague, The Netherlands	16,250	Rented from KPN	Office
New York, NY	4,372	Various, 2009-2018	Internet central office
Los Angeles, CA	3,156	April 2009	Internet central office

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

        In September 2001, the complaints were consolidated and allege that our prospectuses failed to disclose these arrangements. The consolidated complaint seeks an unspecified amount of monetary damages and other relief. In October 2002, the individual defendants were dismissed from the litigation by stipulation and without prejudice and subject to an agreement to toll the running of time-based defenses. In February 2003, the district court denied our motion to dismiss.

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

        We cannot estimate potential losses, if any, from these matters or whether, in light of our insurance coverage, any loss would be material to our financial condition, results of operations or cash flows. As such, no amounts have been accrued as of December 31, 2008.

SEC Option Investigation

        We announced on October 20, 2006, that we were contacted by the SEC as part of an informal inquiry and we further disclosed on March 29, 2007, on our Current Report on Form 8-K, that the SEC had notified us that we would be receiving a formal order of investigation relating to our stock option practices. On April 13, 2007, we received the formal order of investigation. The SEC investigation sought documents and information from us relating to the grant of our options from 1999 through 2006. The SEC has taken testimony from individuals including certain of our current and former officers and directors. We have cooperated fully with the SEC investigation and we are in communication with the SEC staff regarding the outcome of the investigation. There is no assurance that we will be able to resolve the SEC investigation on acceptable terms without the institution of enforcement proceedings by the SEC against us or one or more of our senior executive officers or that other inquiries will not be commenced by other U.S. federal, state or other regulatory agencies. An SEC enforcement proceeding could seek an injunction against future violations of the securities laws, a civil penalty and, as to individual executives, disgorgement and a bar order against serving as an officer or director of a publicly traded company. A bar order as to any of our senior executive officers would deprive us of any such executive's services and could have a material adverse affect on our business.

        We cannot estimate the amount of losses, if any, from the SEC investigation, or whether any loss would be material to our financial condition, results of operations or cash flows. As such, no amounts have been accrued as of December 31, 2008.

Sub-Distributor Action

        On September 20, 2007, J & J Communications ("J & J"), a sub-distributor of calling cards distributed through iBasis distributor Abdul Communications ("Abdul"), amended a complaint filed in the United States District Court for the District of Maryland against Abdul, to add iBasis and PCI, a wholesale calling-card provider ("PCI"), as defendants in the matter. The complaint asserts that J & J has lost and continues to lose money because iBasis and PCI deactivated calling cards for which J & J allegedly paid. J & J is seeking in excess of $1.0 million dollars, plus punitive damages, attorneys fees and litigation costs based on a variety of claims against Abdul, iBasis, and PCI, predicated on contractual theories, various torts, conspiracy and an alleged violation of § 201 of the Telecommunications Act. With respect to iBasis, J & J alleges both direct liability and vicarious liability, for its alleged status as principal in an alleged agency relationship with Abdul. iBasis responded to the amended complaint through an answer and motion to dismiss on February 8, 2008. On June 2, 2008, the Court dismissed the conspiracy and Telecommunications Act claims. Discovery is proceeding as to the remaining claims.

        We cannot estimate the amount of losses, if any, from this matter, or whether any loss would be material to our financial condition, results of operations or cash flows. As such, no amount has been accrued as of December 31, 2008.

Bankruptcy Preference Claim

        On April 24, 2001 (the "Petition Date"), World Access, Inc. ("World Access"), WorldxChange Communications, Inc. ("WorldxChange"), and Facilicom International, LLC ("Facilicom"), together with other related debtors (collectively, the "Debtors"), filed voluntary petitions for relief under chapter 11 of title 11 of the United States Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the Northern District of Illinois (Eastern Division). The Debtors' cases are jointly administered but have not been substantively consolidated. Prior to the Petition Date, we and the Debtors engaged in a reciprocal business relationship. On or about April 21, 2003 the Debtors initiated a large number of avoidance actions, including an adversary proceeding in which the Debtors asserted claims against us for allegedly preferential transfers and nonpayment of overdue amounts owed by iBasis to the Debtors totaling approximately $2.1 million. We have asserted defenses to the claims, invoked statutory defenses and filed proofs of claim for approximately $0.5 million to which the trustee for the Debtors has objected. We expect to engage in a mediation to attempt to resolve these claims during the first quarter of 2009 and have determined that it is probable that we will incur a liability of approximately $0.5 million and, accordingly, we have accrued that amount as of December 31, 2008.

Consumer Class Action

        We were named in a putative consumer class action complaint, filed in the United States District Court for the District of New Jersey. We were served on May 27, 2008. The putative class action plaintiff, Orlando Ramirez, asserted violations of consumer protection statutes in New Jersey and other states on behalf of an asserted nationwide class of purchasers due to an alleged failure to adequately disclose the actual calling time available on iBasis' prepaid calling cards. We filed a motion to change venue to the Eastern District of New York where named plaintiff resides and purchased the card. Plaintiffs were granted a voluntary dismissal, without prejudice, on July 9, 2008. On December 19, 2008, a substantially similar complaint was filed against us on behalf of Mr. Ramirez in the United States District Court for the Eastern District of New York. As of March 6, 2009, we have not been served with this complaint. We believe that we have substantial defenses to the claims alleged in the complaint and, if served, we intend to vigorously defend against the claims asserted. We cannot estimate the amount of losses, if any, from this matter, or whether any loss would be material to our financial condition, results of operations or cash flows. As such, no amount has been accrued as of December 31, 2008.

Other Matters

        We are also subject to suits for collection, related commercial disputes, claims by former employees, claims related to certain taxes, claims from carriers and foreign service partners over reconciliation of payments for circuits, Internet bandwidth and/or access to the public switched telephone network, and claims from estates of bankrupt companies alleging that we received preferential payments from such companies prior to their bankruptcy filings. We cannot estimate the amount of losses, if any, from these matters, or whether any loss would be material to our financial condition, results of operations or cash flows. As such, no amount has been accrued as of December 31, 2008.

Item 4.    Submission of Matters to a Vote of Security Holders

        No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2008.

PART II

Item 5.    Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

        Our common stock is traded on The NASDAQ Global Market under the symbol "IBAS." The following table sets forth the high and low sales prices of our common stock, as reported by The NASDAQ Global Market for the periods indicated.

	High	Low
Fiscal 2008:
Fourth Quarter	$3.38	$1.20
Third Quarter	$4.32	$3.06
Second Quarter	$4.26	$3.05
First Quarter	$5.70	$3.54
Fiscal 2007:
Fourth Quarter	$10.65	$4.90
Third Quarter	$10.75	$8.67
Second Quarter	$10.99	$9.88
First Quarter	$10.99	$8.54

Stockholders

        As of February 28, 2009, we had 185 stockholders of record. This does not reflect persons or entities that hold their shares of common stock in nominee or "street" name through various brokerage firms.

Dividends

        Following the closing of the KPN Transaction, we paid to our shareholders of record as of September 28, 2007, the business day immediately preceding the closing, a dividend in an aggregate amount of $113 million, or $3.28 per share of common stock. The funds used to pay the dividend came from cash on hand, proceeds of $55 million received from KPN in connection with the transaction, and bank borrowings. Also, under the terms of outstanding warrants for our common stock, upon exercise of such warrants after the closing of the KPN Transaction, the holders of the warrants are entitled to receive payment of an amount in cash equal to the amount such holder would have received in connection with the dividend payment if such warrants had been exercised immediately prior to the closing of the KPN Transaction, in addition to the number of shares of common stock issuable upon such exercise. Cumulatively through December 31, 2008, we have paid holders of warrants a total $0.8 million in dividends upon the exercise of their warrants. As of December 31, 2008, we have unexercised warrants representing 432,000 shares, at exercise prices ranging from $6.30 to $9.00 per share, and have $1.4 million accrued for dividends to be paid upon the potential future exercise of these warrants.

        Other than as disclosed above, we have no current intention of declaring or paying cash dividends on our common stock in the future.

Stock Repurchase Program

        In April 2008, we announced that our board of directors had approved a stock repurchase program, authorizing us to purchase up to $15.0 million of our common stock over the next six months. Between May and August 2008, we completed this program by purchasing 3.9 million shares of our common stock for a total cost of $15.0 million, as set forth in the table below. The repurchases were made in the open market and in privately negotiated purchases. The timing and amount of the shares we purchased were be determined by our management based on our evaluation of market conditions and other factors. No shares were purchased from KPN as part of this program.

Period	Total Shares Purchased	Average Price Paid per Share
May 1, 2008—May 31, 2008	886,300	$3.33
June 1, 2008—June 30, 2008	536,100	$3.58
July 1, 2008—July 31, 2008	331,400	$3.71
August 1, 2008—August 31, 2008	2,153,140	$4.14

Total	3,906,940	$3.84

Securities Authorized for Issuance Under Equity Compensation Plans

        The information required by this item is included under the caption "Equity Compensation Plan Information" in the 2009 Proxy Statement and is incorporated herein by reference.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among iBasis, Inc., The NASDAQ Composite Index
And The NASDAQ Telecommunications Index

    *$100 invested on 12/31/03 in stock or index, including reinvestment of dividends.
    Fiscal year ending December 31.

Item 6.    Selected Financial Data

        The following selected consolidated financial data should be read in conjunction with Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. Although iBasis acquired all of the outstanding capital stock of KPN GCS on October 1, 2007, for accounting and financial statement purposes, the KPN Transaction has been treated as a reverse acquisition of iBasis by KPN GCS under the purchase method of accounting and the financial results of KPN GCS have become the historical financial results of the combined company and replace the historical financial results of iBasis as a stand-alone company. As a result, revenue and operating expenses for the years ended December 31, 2008 and 2007 increased substantially, as more fully discussed in Item 7. The consolidated statement of operations for the year ended December 31, 2007, reflects the results of KPN GCS only for the first nine months of 2007 and the results of the combined company, following the closing of the KPN Transaction on October 1, 2007, for the fourth quarter of 2007. This selected financial data has been derived from our audited consolidated financial statements. The consolidated statement of operations data for each of the three years ended December 31, 2006, 2005, and 2004 and the balance sheet data at December 31, 2006 and 2005 are derived from the audited consolidated financial statements of KPN GCS. The balance sheet data at December 31, 2004 has been derived from KPN GCS' unaudited consolidated financial statements.

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

	Year Ended December 31,
	2008	2007	2006	2005	2004
	(In thousands)
Statement of Operations Data:
Net revenue from external parties	$1,097,515	$741,293	$605,031	$540,574	$498,357
Net revenue from related parties	226,070	197,265	209,158	249,502	216,559

Total revenue	1,323,585	938,558	814,189	790,076	714,916
Costs and operating expenses:
Data communications and telecommunications costs—external parties	1,081,460	733,160	573,966	533,055	475,814
Data communications and telecommunications costs—related parties	105,840	114,242	134,347	138,584	161,347
Engineering and network operations	23,320	13,222	8,895	11,438	—
Selling, general and administrative	74,849	38,368	29,812	34,468	18,569
Merger related expenses	—	2,019	—	—	—
Depreciation and amortization	31,998	12,743	5,693	11,415	13,665
Impairment of goodwill	214,651	—	—	—	—

Total costs and operating expenses	1,532,118	913,754	752,713	728,960	669,395

Income (loss) from operations	(208,533)	24,804	61,476	61,116	45,521
Interest income (expense), net	(982)	949	237	(107)	(101)
Foreign exchange gain (loss)	3,089	(1,101)	(1,339)	(1,545)	(4,291)
Other income	1,779	—	—	—	—

Income (loss) before income taxes	(204,647)	24,652	60,374	59,464	41,129
Income tax expense	26,342	8,529	17,884	18,848	13,546

Net income (loss)	$(230,989)	$16,123	$42,490	$40,616	$27,583

Basic and diluted net income (loss) per share	$(3.15)	$0.33	$1.06	$1.01	$0.69
Weighted average shares:
Basic	73,260	48,778	40,121	40,121	40,121
Diluted	73,260	49,186	40,121	40,121	40,121
Balance Sheet Data:
Cash, cash equivalents and short-term marketable securities	$56,912	$65,735	$22,411	$20,630	$29,903
Working capital (deficit)	(21,444)	(20,756)	12,967	(3,633)	3,860
Total assets	441,327	659,873	233,269	223,999	285,256
Long-term debt, net of current portion	27,380	25,000	—	—	1,087
Stockholders' equity	88,518	334,490	23,978	7,709	20,626

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Company Overview

        We are a leading wholesale carrier of international long distance telephone calls and a provider of retail prepaid calling services and enhanced services for mobile operators.

        Our operations consist of our wholesale trading business ("Trading"), in which we connect buyers and sellers of international telecommunications services, and our retail services business ("Retail"). Our Trading business also includes Outsourcing revenue which we generate as the exclusive provider of wholesale international voice services for specific carrier customers.

        In the Trading business we receive voice traffic from buyers—originating telecommunications carriers who are interconnected to our network via Voice over Internet Protocol ("VoIP") or traditional time division multiplexing ("TDM") connections, and we route that traffic over our network to sellers—local service providers and telecommunications carriers in the destination countries with whom we have established agreements to manage the completion or termination of calls. We offer our Trading service on a wholesale basis to carriers, mobile operators, consumer VoIP companies, telephony resellers and other service providers worldwide. Our Outsourcing revenue currently consists of international voice traffic we terminate for Royal KPN and its affiliates (KPN Mobile, E-Plus and Base) and for TDC, the leading telecommunications carrier in Denmark. We seek to expand our market share in our Trading business by expanding our customer base and by introducing cost-effective international voice solutions for our customers, including complete outsourcing of international operations.

        As a result of the combination with KPN GCS in October 2007 (described below), more than half of our traffic utilizes our VoIP network, while the balance is carried over our TDM network. The continued migration of the TDM traffic to our lower cost VoIP network is expected to be a significant source of synergies from the KPN transaction over the next several years.

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

        We use proprietary, patented and patent-pending technology in our global VoIP network to automate the selection of routes and termination partners based on a variety of performance, quality, and business metrics. We have call termination agreements with local service providers in more than 100 countries in North America, Europe, Asia, the Middle East, Latin America, Africa and Australia.

KPN Transaction

        On October 1, 2007, iBasis, Inc. and KPN completed transactions ("KPN Transaction") pursuant to which iBasis issued 40,121,074 shares of its common stock to KPN and acquired the outstanding shares of two subsidiaries of KPN ("KPN GCS"), which encompassed KPN' international wholesale voice business. The Company also received $55 million in cash from KPN, subject to post-closing adjustments based on the working capital and debt of iBasis and KPN GCS. Immediately after issuance on October 1, 2007, the shares of iBasis common stock issued to KPN represented 51% of the issued and outstanding shares of iBasis common stock on a fully-diluted basis (which includes all of the issued and outstanding common stock and the common stock underlying outstanding "in-the-money" stock options, as adjusted, and warrants to purchase common stock). As of December 31, 2008, the 40,121,074 shares owned by KPN represent 56% of the issued and outstanding common stock of iBasis and 56% on a fully-diluted basis, as defined above.

        On October 8, 2007, iBasis paid a dividend in the amount of $113 million at a rate of $3.28 per share to each of its shareholders on the record date of September 28, 2007, the trading date immediately prior to the closing date of the KPN Transaction. In addition, holders of outstanding warrants to purchase our common stock will be entitled to receive a cash payment upon the future exercise of these warrants in an amount equal to the dividend amount that would have been payable if the warrants had been exercised immediately prior to the record date of the dividend. Cumulatively through December 31, 2008, we have paid holders of warrants a total $0.8 million in dividends upon the exercise of their warrants. As of December 31, 2008, we have unexercised warrants representing 432,000 shares, at exercise prices ranging from $6.30 to $9.00 per share, and have $1.4 million accrued for dividends to be paid upon the potential future exercise of these warrants. In connection with the payment of the dividend to shareholders, we also increased the number of shares subject to unexercised stock options and decreased the exercise price of these stock option grants to preserve their value.

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

        The presentation of the Statement of Stockholders' Equity reflects the historical stockholders' equity of KPN GCS through September 30, 2007. The effect of the issuance of shares of iBasis common stock to KPN and the inclusion of iBasis' stockholders' equity as a result of the closing of the KPN Transaction on October 1, 2007 are reflected in the year ended December 31, 2007.

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

Purchase Accounting and Goodwill Impairment

        KPN GCS has been designated as the accounting acquirer because immediately following the completion of the transaction, the former shareholder of KPN GCS, KPN, held 51% of the common stock of the combined company on a fully-diluted basis and KPN' designees are expected to represent, at a future date, a majority of the combined company's board of directors. As a result, the transaction has been accounted for as a reverse acquisition under the purchase method of accounting. Under this accounting, KPN GCS is considered the acquiring entity and iBasis is considered the acquired entity for financial reporting purposes.

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

        The allocation of the purchase to the fair values of iBasis' assets and liabilities on October 1, 2007, which resulted in the recording of $248.8 million in goodwill, was as follows:

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

        The total $248.8 million of goodwill was assigned to the Company's wholesale Trading reporting unit. In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," this goodwill has not been amortized. In the fourth quarter of 2008, the Company determined that the carrying value of goodwill was impaired. As a result, the Company recorded a charge for the impairment of goodwill in the amount of $214.7 million. As a result of this impairment charge and a further reduction to the carrying value of goodwill of $16.8 million for the utilization of previously reserved pre acquisition net operating losses, the carrying value of goodwill has been reduced to $17.3 million as of December 31, 2008. See further discussion of the goodwill impairment charge recorded in 2008 in the Results of Operations section of the Management's Discussion and Analysis of Financial Condition and in Note 8 to the Consolidated Financial Statements.

Working Capital and Debt Adjustments

        In accordance with the Share Purchase Agreement for the KPN Transaction, a post-closing adjustment was required if (i) iBasis' working capital was lower than or exceeded $37,100,000; (ii) iBasis' debt exceeded or was lower than $2,900,000; (iii) the combined working capital of KPN GCS was lower than or exceeded ($6,100,000); and/or (iv) the combined debt of KPN GCS exceeded $0, as of the date of the closing of the KPN Transaction. Based on iBasis' balance sheet position on the date of the closing of the KPN Transaction, working capital was $13,353,000 less than the specified level of $37,100,000, and debt was $1,776,000 less than the specified level of $2,900,000. As a result, a payment of $11,577,000 was due to KPN from iBasis. Based on KPN GCS's balance sheet position on the date of the closing of the KPN Transaction, working capital exceeded the specified level of ($6,100,000) by $3,945,000 and debt was at the specified level of $0. As a result, payment of $3,945,000 was due to KPN from iBasis.

        In 2008, KPN forgave $1.3 million in expenses incurred by KPN GCS since the closing of the KPN Transaction. As a result, the amount due to KPN has been reduced by this amount and was recorded as a contribution to equity. These expenses have been recorded in our results of operations. The total amount of $14.7 million due to KPN was scheduled to be paid by iBasis in three successive quarterly installments through the third quarter of 2008, with interest at the rate of 6% per annum. In May 2008, we made the first payment of $5.2 million, including interest, to KPN. In September 2008, we revised the terms of the remaining balance of $10.3 million due to KPN to extend the payment date on the second installment payment to March 2009 and the final installment to June 2009. In addition, the interest rate was increased to 7% on the principal amount due, effective October 1, 2008, and we paid additional interest of $60,000 relating to the extension of the second installment that was due June 30, 2008.

        As of December 31, 2008 and 2007, unpaid principal and accrued interest due KPN was $10.5 million and $15.5 million, respectively.

TDC Transaction

        On April 1, 2008, we acquired certain assets from TDC, the leading telecommunications carrier in Denmark, as well as certain assets, contracts and four employees of TDC' subsidiary in the U.S., TDC Carrier Services U.S., for approximately $11 million in cash ("TDC Transaction"). Pursuant to the TDC Transaction, we became the exclusive provider of international voice services for TDC under a five-year strategic outsourcing arrangement, and TDC will be a preferred partner for terminating traffic sent by us into the Nordic region, consisting of Denmark, Finland, Iceland, Norway and Sweden.

        Approximately 130 non-Nordic international wholesale voice customers, as well as all of TDC' interconnection and bilateral agreements for inbound and outbound international phone calls have been transferred to us. TDC will retain its Nordic customer base and its pan-Nordic reach.

        In connection with the closing of the TDC transaction, we recorded $10.1 million of intangible assets, primarily wholesale customer relationships. The wholesale customer relationships are being amortized over a 5 to 10 year period using the economic consumption method to reflect the diminishing cash flows from these relationships in the future.

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

        Revenue Recognition.    For our Trading business, revenue is derived from the sale of minutes of calling time. We recognize revenue in the period the service is provided, net of estimates for incentive rebates, customer disputes and other allowances. These estimates are based upon contracted terms, historical experience and information currently available to management with respect to business and economic trends. Revisions to these estimates are recorded in the period in which the facts that give rise to the revision become known. In cases where we have to estimate the monthly revenues related to traffic terminated in that month, we record a receivable that is based upon internal traffic reporting which will then be billed and collected in the subsequent months. For our Retail business, revenue is deferred upon activation of the calling cards, or purchase of our web-based calling services, and is only recognized as the prepaid balances are reduced based upon minute usage and service charges.

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

        For intangible assets and property and equipment, we assess the carrying value of these assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could trigger an impairment review include but are not limited to the following:

  •
  significant decline in the share price of our common stock and our overall market capitalization;

  •
  significant underperformance relative to expected historical or projected future operating results;

  •
  significant negative industry or economic trends; or

  •
  significant changes or developments in strategy or operations which affect our intellectual or tangible properties.

        Should we determine that the carrying value of long-lived assets and intangible assets may not be recoverable, we will measure any impairment based on the current fair value of the assets calculated using a projected discounted cash flow with the discount rate determined by management to be commensurate with the risk inherent in our current business model. Significant judgments are required to estimate future cash flows, including the selection of appropriate discount rates and other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value for these assets.

        We perform annual reviews for impairment of goodwill, or whenever events or changes in circumstances would more likely than not reduce the fair value of a reporting unit below its carrying value. We also perform reviews for impairment for other long-lived assets whenever events or changes in circumstances indicate that the carrying value of these other long-lived assets may not be recoverable. Goodwill may be considered to be impaired if we determine that the carrying value of the reporting unit, including goodwill, exceeds the reporting unit's fair value. Assessing the impairment of goodwill requires us to make certain significant assumptions, estimates and judgments including future revenue, expenses and cash flows, discount rates and control premiums relative to the fair value of the net assets of our reporting units. We estimate the fair value of our reporting units using a combination of valuation techniques, including discounted cash flows, and compare the values to our estimated overall market capitalization. The actual results may differ from these assumptions and estimates and it is possible that such differences could have a material impact on our financial statements. We based the valuation of our Trading reporting unit, in part, on i) our actual historical performance; ii) our estimate of the future performance of our Trading reporting unit and iii) projections developed by an independent analyst. For further information regarding our impairment analysis of goodwill and other intangible assets, see Note 8, Goodwill and Other Intangible Assets, in the Notes to Consolidated Financial Statements.

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

        We record a valuation allowance to reduce our deferred tax assets to the amount that we believe is more likely than not to be realized. In assessing the need for a valuation allowance, we consider all positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and recent financial performance. Forming a conclusion that a valuation allowance is not required is difficult when there is negative evidence such as cumulative losses in recent years. As a result of our cumulative losses in the U.S. and the inavailability of loss carryback opportunities, we have concluded that a valuation allowance against the full amount of our net deferred tax assets is appropriate in such jurisdictions. In addition, we have a valuation allowance related to tax benefits from stock option exercises which will increase equity when recognized, and loss carry forwards acquired in the acquisition of KPN GCS (a reverse acquisition), the recognition of which will reduce goodwill.

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

        In July 2006, the Financial Accounting Standards Board, or FASB, issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109" ("FIN 48"), which requires income tax positions to meet a more-likely-than-not recognition threshold to be recognized in the financial statements. Under FIN 48, tax positions that previously failed to meet the more-likely-than-not threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met. Prior to 2007 we recorded estimated income tax liabilities to the extent they were probable and could be reasonably estimated.

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

	Year Ended December 31,
	2008	2007	2006
Net revenue from external parties	82.9%	79.0%	74.3%
Net revenue from related parties	17.1	21.0	25.7

Total net revenue	100.0	100.0	100.0

Costs and operating expenses:
Data communications and telecommunications costs—external parties	81.7	78.1	70.5
Data communications and telecommunications costs—related parties	8.0	12.2	16.5
Engineering and network operations expenses	1.8	1.4	1.1
Selling, general and administrative expenses	5.6	4.1	3.6
Merger related expenses	—	0.2	—
Depreciation and amortization	2.5	1.4	0.7
Impairment of goodwill	16.2	—	—

Total costs and operating expenses	115.8	97.4	92.4

Income (loss) from operations	(15.8)	2.6	7.6
Interest income (expense), net	(0.1)	0.1	0.0
Foreign exchange gain (loss)	0.2	(0.1)	(0.2)
Other income	0.1	—	—

Income (loss) before income taxes	(15.5)	2.6	7.4
Income tax expense	2.0	0.9	2.2

Net income (loss)	(17.5)%	1.7%	5.2%

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

        Results of operations for the year ended December 31, 2008 includes the results of the combined company following the closing of the KPN Transaction on October 1, 2007. Results of operations for the year ended December 31, 2007 includes the results of operations of KPN GCS only for the first nine months of 2007 and the results of the combined company for the fourth quarter of 2007. As a result, revenue and operating expenses for the year ended December 31, 2008 increased substantially over the year ended December 31, 2007.

        Net revenue.    Our primary source of revenue from external parties are the fees that we charge customers for completing voice and fax calls over our network. We charge our customers fees, per minute of traffic, that are dependent on the length and destination of the call and recognize this revenue in the period in which the call is completed. Revenue from related parties consists of fees that we charge KPN and its affiliates for the traffic they send to us to complete over our network. The fees that we charge KPN and its affiliates are based on the pricing in established service level agreements or other pricing arrangements. Our average revenue per minute ("ARPM") is based upon our total net revenue divided by the number of minutes of traffic over our network for the applicable period. ARPM is a key telecommunications industry financial measurement. We believe this measurement is useful in understanding our financial performance, as well as industry trends. Although the long distance telecommunications industry has been experiencing declining prices in recent years due to the effects of deregulation and increased competition, our average revenue per minute can fluctuate from period to period as a result of shifts in traffic over our network to higher priced, or lower priced, destinations.

        Total revenue was $1,323.6 million for 2008 compared to $938.6 million for 2007. Revenue from external parties was $1,097.5 million in 2008 compared to $741.3 million in 2007. The significant increase in revenue from external parties reflects the combination of iBasis and KPN GCS for all of 2008, compared to 2007, where the first nine months included only the revenue of KPN GCS. The strengthening of the euro against the US dollar during 2008 resulted in a 6.5% increase, or approximately $36 million, in the US dollar amount of our euro-based revenue. In addition, the TDC Transaction contributed to revenue from external parties in 2008.

        During the second half of 2008, we saw a decline in our Trading revenue from external customers relative to the first half of the year. We believe this decline reflected the downturn in the U.S. prepaid calling card market as traffic we receive from prepaid calling card providers and certain wholesale Trading customers whose traffic comes from prepaid calling card providers, declined significantly. The downturn in the U.S. prepaid calling card market is primarily a result of the effect of the current adverse economic conditions in the U.S. on immigrant communities that comprise the majority of this market.

        Revenue from related parties in 2008 was $226.1 million, compared to $197.3 million in 2007. The higher revenue primarily reflects an increase in traffic from KPN' mobile entities, as well as the effect of the stronger euro against the U.S. dollar, during 2008.

        Minutes of traffic in 2008 were 23.5 billion minutes compared to 13.1 billion minutes for 2007. Average revenue per minute was 5.63 cents per minute in 2008 compared to 7.18 cents per minute in 2007.

        For the year ended December 31, 2008, the breakdown of minutes, total revenue and gross profit, which is total revenue less data communications and telecommunications costs, and gross margin percent is as follows:

	Revenue	Gross Profit	Gross Margin	Minutes
	(In millions)		(%)	(In billions)
Trading	$985.0	$80.6	8.2%	18.6
Outsourcing	242.0	42.9	17.7%	2.6
Retail	96.6	12.8	13.3%	2.3

Total	$1,323.6	$136.3	10.3%	23.5

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

        Total data communications and telecommunications costs were $1,187.3 million in 2008, compared to $847.4 million in 2007. Data communications and telecommunications costs from external parties were $1,081.5 million in 2008, compared to $733.2 million in 2007. The increase primarily relates to the increase in total revenue in 2008 compared to 2007. Data communications and telecommunications costs from related parties were $105.8 million in 2008, compared to $114.2 million in 2007. The lower costs from related parties were primarily due to the closing of an interconnection with a KPN affiliate and lower pricing associated with the service level agreements established with KPN for 2007. As a percentage of total net revenue, total data communications and telecommunications costs were 89.7% in 2008 compared to 90.3% in 2007.

        Engineering and network operations expenses.    Engineering and network operations expenses include the expenses associated with developing, operating and supporting our network and expenses for operating our network operations centers. Also included in this category are engineering expenses incurred in developing, enhancing and supporting our network and our proprietary software applications. Engineering and network operations support of our TDM network are provided by KPN and charged to us under a service level agreement.

        Engineering and network operations expenses were $23.3 million for 2008 compared to $13.2 million for 2007. The significant increase in expenses in 2008 reflects the combination of iBasis and KPN GCS for all of 2008, compared to 2007 where the first nine months included only the expenses of KPN GCS. Costs related to our service level agreement with KPN in 2008 were $2.2 million lower compared to 2007.

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

        Selling, general and administrative expenses were $74.8 million in 2008, compared to $38.4 million in 2007. The significant increase in expenses in 2008 reflects the combination of iBasis and KPN GCS for all of 2008, compared to 2007 where the first nine months included only the expenses of KPN GCS. This increase was partially offset by lower costs related to service level agreement with KPN during 2008. Since the date of the KPN transaction, as part of our integration process, we have reduced the level of services and support required from KPN for our Netherlands operations. In certain cases, such as audit fees, we are now directly responsible for these costs. As a result of our integration efforts to-date, selling, general and administrative costs incurred directly from KPN in 2008 were reduced by $10.8 million from 2007. In 2008, we capitalized approximately $1.2 million in costs associated with the development of software used internally by the Company. In 2007, costs associated with the development of software used internally by the Company which were capitalized were insignificant. In addition, we incurred $1.0 million in costs in 2008 related to a potential transaction that we discontinued pursuing.

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

        Merger related expenses.    There were no merger related expenses in 2008. Merger related expenses of $2.0 million in 2007 primarily relate to costs incurred for the preparation and review of the historical financial statements of KPN GCS in anticipation of the transaction with iBasis. These costs were paid by KPN but are reflected in our results of operations for 2007.

        Depreciation and amortization expenses.    Depreciation and amortization expenses were $32.0 million in 2008, compared to $12.7 million in 2007. Amortization expense in 2008 includes $16.7 million in amortization of identified intangible assets, including $15.4 million for identified intangible assets resulted from the allocation of the purchase price of iBasis to the fair value of iBasis' net assets as of October 1, 2007 and $1.3 million for intangible assets resulting from the TDC Transaction in 2008. Depreciation and amortization expense in 2007 also included a $1.8 million charge in the fourth quarter of 2007 for the write-off of certain costs previously capitalized by KPN GCS.

        Impairment of goodwill.    Subsequent to the end of the third quarter of 2008, we experienced a sharp decline in our stock price. We believe this decline was principally driven by circumstances that occurred subsequent to the end of the third quarter including, but not limited to, an extraordinary decline in the stock market as a whole and other factors specific to our stock price. As a result, when we performed our annual impairment test as of December 31, 2008, we determined that we had an impairment loss on goodwill of $214.7 million. Since December 31, 2008, our market capitalization has continued to decline. As a result, it is reasonably possible that there could be an impairment of our intangible assets and/or our remaining goodwill in the near term and the amounts could be material. For further information on our annual impairment test of goodwill, see Note 8, Goodwill and Other Intangible Assets, in the Notes to Consolidated Financial Statements.

        Interest income.    Interest income was $2.1 million in 2008, compared to $1.7 million in 2007. The increase in interest income primarily relates to higher average cash balances in 2008, partially offset by lower interest rates.

        Interest expense.    Interest expense was $3.0 million in 2008, compared to $0.7 million in 2007. Interest expense in 2008 includes interest on bank borrowings and capital leases, as well as interest of $1.0 million on the amount due to KPN for the post-closing working capital adjustment.

        Foreign exchange gain (loss), net.    Foreign exchange gain, net was $3.1 million in 2008, compared to a foreign exchange loss of $1.1 million in 2007. The foreign exchange gain in 2008, as well as the foreign exchange loss in 2007, was primarily a result of the change in exchange rates between the euro and U.S. dollar on our euro-denominated assets and liabilities.

        Other income.    Other income of $1.8 million in 2008 reflects a one-time benefit relating to the reversal of a liability for which the statute of limitations had expired. This liability related to traffic termination costs claimed by a bankrupt carrier.

        Income taxes.    Income tax expense was $26.3 million in 2008 compared to $8.5 million in 2007. In 2008, we recorded an additional non-cash income tax expense of $16.8 million as a result of the utilization of previously reserved pre-acquisition net operating loss carry-forwards. The use of these pre-acquisition net operating losses cannot reduce income tax expense but, instead, must reduce the carrying value of goodwill. This additional income tax expense does not represent income tax payments we will have to make now, or at any time in the future. Effective January 1, 2009, with the adoption of FAS 141R, such pre-acquisition net operating losses will reduce income tax expense, when utilized or when the valuation allowance for such net operating losses is released.

        The balance of the 2008 income tax expense of $9.5 million, and the tax expense of $8.5 million in 2007, primarily relates to income taxes on the taxable income of our Netherlands operations.

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

        Minutes of traffic in 2007 were 13.1 billion minutes compared to 9.0 billion minutes in 2006. Excluding the effect of the inclusion of iBasis traffic for the fourth quarter of 2007, minutes of traffic increased by 0.5 billion minutes, or 5%, in 2007 over 2006. Average revenue per minute was 7.18 cents per minute in 2007 compared to 9.02 cents per minute in 2006.

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

        Engineering and network operations expenses.    Engineering and network operations expenses were $13.2 million for 2007 compared to $8.9 million for 2006. The higher expenses in 2007 relate to the costs of iBasis' engineering and network operations expenses of $4.8 million for the fourth quarter of 2007, partially offset by lower charges under the service level agreement between KPN and KPN GCS in 2007, compared to 2006.

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

        Depreciation and amortization expenses.    Depreciation and amortization expenses were $12.7 million in 2007, compared to $5.7 million in 2006. Amortization expense in 2007 includes $3.9 million in amortization of identified intangible assets. These identified intangible assets resulted from the allocation of the purchase price of iBasis to the fair value of iBasis' net assets as of October 1, 2007. Depreciation and amortization expense in 2007 also included a $1.8 million charge in the fourth quarter of 2007 for the write-off of certain costs previously capitalized by KPN GCS.

        Interest income.    Interest income was $1.7 million for 2007, compared to $0.3 million in 2006. The increase in interest income primarily relates to higher average cash balances in 2007.

        Interest expense.    Interest expense was $0.7 million in 2007, compared to $32,000 in 2006. Interest expense in 2007 includes interest of $0.5 million on bank borrowings of $25.0 million early in the fourth quarter of 2007 under our line of credit with Silicon Valley Bank.

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

        Cash provided by operating activities of $33.0 million in 2008 was primarily the result of the net loss of $231.0 million, offset by non-cash charges of $267.5 million. Non-cash charges in 2008 included impairment of goodwill of $214.7 million, depreciation and amortization of $32.0 million, non-cash income tax expense relating to the utilization of pre acquisition net operating losses of $16.8 million, stock-based compensation of $2.5 million and a provision for doubtful accounts receivable of $1.6 million. During 2008, cash was used in operating activities for changes in other assets and liabilities of $3.5 million. Changes in other assets and liabilities included a payment of $7.6 million related to 2007 income taxes due for KPN GCS. Excluding the prior year tax payment of $7.6 million, changes in operating assets and liabilities provided $4.1 million in cash and cash flow from operating activities for 2008 was $40.6 million.

        Cash provided by operating activities of $58.1 million in 2007 was primarily the result of net income of $16.1 million, non-cash charges of $13.2 million, primarily depreciation and amortization, and changes in other assets and liabilities of $28.8 million. Changes in other assets and liabilities included a decline in accounts receivable—external parties of $22.7 million and in accounts receivable—related parties of $33.8 million, partially offset by a decline in accounts payable of $32.2 million.

        Cash provided by operating activities in 2006 of $32.5 million was the result of net income of $42.5 million, non-cash charges of $5.7 million for depreciation and amortization, and changes in other assets and liabilities of $(15.7) million. Changes in other assets and liabilities in 2006 included an increase in accounts receivable—related parties of $25.1 million and a decrease in accounts payable of $43.6 million, partially offset by a decrease in accounts receivable—external parties of $37.0 million.

        Cash used in investing activities in 2008 was $20.0 million. Additions to property and equipment were $16.0 million in 2008. On April 1, 2008, we acquired certain assets from TDC, the leading telecommunications carrier in Denmark, as well as certain assets, contracts and employees of TDC's subsidiary in the U.S., TDC Carrier Services U.S., for approximately $11.0 million in cash. Cash provided by investing activities included a reduction in other assets, relating to investing activities, of $5.0 million and maturities of short-term marketable securities of $2.0 million.

        Cash provided by investing activities in 2007 of $42.1 million included the acquisition of $54.7 million of existing cash and cash equivalents of iBasis on the date of the closing of the KPN Transaction. Additions to property and equipment were $9.6 million in 2007 and maturities of short-term marketable securities were $2.0 million. The increase of $5.0 million in other assets relates to other investing activities.

        Cash used in investing activities in 2006 of $3.9 million relate to additions to property and equipment.

        Cash used in financing activities in 2008 was $19.0 million. We used $15.0 million in cash for the purchase of our common stock under a stock repurchase program, $1.6 million in payments of capital lease obligations and $0.3 million in dividend payments on the exercise of warrants. During 2008, we borrowed, net, an additional $2.1 million under our Loan Agreement with Silicon Valley Bank and received $0.6 million in proceeds on the exercise of stock options. In addition, we paid $4.7 million of the $14.7 million due to KPN for the post closing working capital adjustment.

        Cash used in financing activities in 2007 was $61.1 million and included $55.0 million paid by KPN as partial consideration for the acquisition of 51% of the outstanding shares of iBasis on October 1, 2007. In early October, following the completion of the KPN Transaction, we paid a $113.0 million dividend to iBasis shareholders of record immediately preceding the closing of the KPN Transaction. In addition, we paid $0.5 million in dividends to warrant holders who exercised their warrants during the fourth quarter of 2007. Net distributions to KPN in 2007 were $27.8 million. In the fourth quarter of 2007, we borrowed $25.0 million under our second amended and restated loan and security agreement with Silicon Valley Bank. Proceeds from exercises of stock options and warrants were $0.5 million in 2007 and payments of capital lease obligations were $0.4 million.

        Cash used in financing activities in 2006 was $28.9 million and consisted of net distributions to KPN of $27.9 million and payment of a note payable to a KPN affiliate of $1.0 million.

        In April 2008, we announced that our board of directors had approved a stock repurchase program, authorizing us to purchase up to $15.0 million of our common stock over the next six months. Between May and August 2008, we completed this program by purchasing 3.9 million shares of our common stock for a total cost of $15.0 million, as set forth in the table below. The repurchases were made in the open market and in privately negotiated purchases. The timing and amount of the shares we purchased were be determined by our management based on our evaluation of market conditions and other factors. No shares were purchased from KPN as part of this program.

Period	Total Shares Purchased	Average Price Paid per Share
May 1, 2008–May 31, 2008	886,300	$3.33
June 1, 2008–June 30, 2008	536,100	$3.58
July 1, 2008–July 31, 2008	331,400	$3.71
August 1, 2008–August 31, 2008	2,153,140	$4.14

Total	3,906,940	$3.84

        In accordance with the Share Purchase Agreement for the KPN Transaction, a post-closing adjustment was required if (i) iBasis' working capital was lower than or exceeded $37,100,000; (ii) iBasis' debt exceeded or was lower than $2,900,000; (iii) the combined working capital of KPN GCS was lower than or exceeded ($6,100,000); and/or (iv) the combined debt of KPN GCS exceeded $0, as of the date of the closing of the KPN Transaction. Based on iBasis' balance sheet position on the date of the closing of the KPN Transaction, working capital was $13,353,000 less than the specified level of $37,100,000, and debt was $1,776,000 less than the specified level of $2,900,000. As a result, a payment of $11,577,000 is due to KPN from iBasis. Based on KPN GCS's balance sheet position on the date of the closing of the KPN Transaction, working capital exceeded the specified level of ($6,100,000) by $3,945,000 and debt was at the specified level of $0. As a result, payment of $3,945,000 was due to KPN from iBasis.

        In 2008, KPN forgave $0.8 million in expenses incurred by KPN GCS since the closing of the KPN Transaction. As a result, the amount due to KPN has been reduced by this amount and was recorded as a contribution to equity. These expenses have been recorded in our results of operations. The total amount of $14.7 million due to KPN was scheduled to be paid by iBasis in three successive quarterly installments through the third quarter of 2008, with interest at the rate of 6% per annum. In May 2008, we made the first payment of $5.2 million, including interest, to KPN. In September 2008, we revised the terms of the remaining balance of $10.3 million due to KPN to extend the payment date on the second installment payment to March 2009 and the final installment to June 2009. In addition, the interest rate was increased to 7% on the principal amount due, effective October 1, 2008, and we paid additional interest of $60,000 relating to the extension of the second installment that was due June 30, 2008.

        As of December 31, 2008 and 2007, unpaid principal and accrued interest due to KPN was $10.5 million and $15.5 million, respectively.

        In October 2007, we entered into a Second Amended and Restated Loan and Security Agreement (the "Loan Agreement") with Silicon Valley Bank, which amended and restated a certain Amended and Restated Loan and Security Agreement dated as of December 29, 2003. We entered into the Loan Agreement to obtain funding for working capital purposes and in support of the KPN Transaction. Pursuant to the Loan Agreement, which was subsequently amended as described below, we could borrow up to $35.0 million from time to time under a secured revolving credit facility for a two-year period. Except as described below, borrowings under the Loan Agreement are on a formula basis, based on eligible domestic and foreign accounts receivable. The Loan Agreement contains quarterly financial covenants, consisting primarily of minimum profitability and minimum liquidity requirements. Interest on borrowings under our Loan Agreement were based, in part, on our quarterly profitability, with the maximum interest rate being the bank's prime rate, plus 0.5%, or LIBOR, plus 2.75%. The Loan Agreement has a quarterly commitment fee of 0.63% on any unused portion of the line of credit and we paid an up-front, one-time facility fee of 0.75%, or $263,000. The Loan Agreement is also guaranteed by all our domestic wholly-owned subsidiaries and is collateralized by a first priority lien and security interest on our and such guarantor's assets. In addition, we pledged 66.2% of all of our ownership in KPN Global Carrier Services (now known as iBasis Netherlands), a wholly-owned subsidiary based in The Netherlands, as collateral. Pursuant to the terms of the Loan Agreement, we may use the proceeds solely (i) for working capital, (ii) to fund our general business requirements, and (iii) to fund the dividend paid by us in connection with the KPN Transaction.

        In April 2008, we modified the Loan Agreement to increase our maximum borrowing availability from $35.0 million to $50.0 million. In addition, to reflect our current operating results and financial position, we modified the minimum profitability financial covenant and added a minimum cash flow financial requirement pursuant to a sliding scale that decreases over time. A portion of the additional $15.0 million in funds is subject to a non-formula borrowing base through February 2009. The modification also permitted us to repurchase up to $15 million shares of our common stock under a stock repurchase program approved by our board of directors in April 2008. We paid an up-front, one-time supplemental commitment fee of $150,000 and an up-front, one-time modification fee of $75,000.

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

        In addition, the interest rate on borrowings under the Loan Agreement was increased by 1% per annum and we paid an up-front, one-time modification fee of $125,000. At September 30, 2008, we were in compliance with all of the financial covenants, as modified in September 2008, under the Loan Agreement.

        On January 26, 2009, the Company and Silicon Valley Bank modified the Loan Agreement, effective as of December 30, 2008. The modification to the Loan Agreement contains the following amendments, among others:

  (i)
  We decreased the amount available under the Loan Agreement from $50.0 million to $35.0 million;

  (ii)
  We extended the maturity date of the Loan Agreement to September 30, 2010;

  (iii)
  We established minimum interest rates payable on amounts drawn under the Loan Agreement, which include an interest rate floor of 4.25% on amounts subject to Silicon Valley Bank's prime rate and an interest rate floor of 2.0% on amounts subject to the LIBOR rate;

  (iv)
  We changed formulas for determining quarterly adjustments to margins applicable to prime rate and LIBOR rate and formula for unused revolving line fee from formulas based on the total funded debt ratio to formulas based on EBITDA (earnings before interest, taxes, depreciation and amortization) minus capital expenditures;

  (v)
  We increased the frequency of certain financial reporting requirements from quarterly to monthly as requested by Silicon Valley Bank;

  (vi)
  We modified the minimum adjusted quick ratio financial covenant to require a minimum adjusted quick ratio of 0.80 to 1.00 for the fiscal quarter ended December 31, 2008 and as of the end of each fiscal quarter thereafter;

  (vii)
  We deleted the minimum consolidated EBITDA financial covenant;

  (viii)
  We added a financial covenant requiring consolidated EBITDA minus capital expenditures to be at least (a) ($1,000,000) with respect to the fiscal quarters ending December 31, 2008 and March 31, 2009, (b) $1.00 with respect to the fiscal quarter ending June 30, 2009, (c) $1,750,000 with respect to the fiscal quarter ending September 30, 2009, and (d) $3,500,000 with respect to the fiscal quarter ending December 31, 2009 and each fiscal quarter thereafter; and

  (ix)
  We modified the minimum liquidity financial covenant to require a minimum liquidity amount of $17.5 million measured at the end of each fiscal month through August 31, 2009 and a minimum of $20 million at the end of each fiscal month thereafter. In addition, we are required to maintain at least 40% of our total cash, cash equivalents and short-term investments with Silicon Valley Bank.

        As of December 31, 2008, we were in violation of our minimum profitability covenant under the Loan Agreement. However, Silicon Valley Bank subsequently waived non-compliance of this covenant in the form of the modification to the Loan Agreement executed on January 26, 2009. In connection with this modification, we paid Silicon Valley Bank a modification fee of $52,500 and a revolving line renewal fee of $175,000.

        At December 31, 2008 and 2007, we had $27.1 million and $25.0 million, respectively, in borrowings outstanding, and had issued outstanding standby letters of credit of $2.6 million and $2.9 million, respectively, under the Loan Agreement.

        To further capture cost savings from our integration efforts, we are restructuring our operations in The Netherlands. We expect that our operations in The Netherlands will become primarily sales and product management, with strategic support from locations outside The Netherlands. As this plan has not yet been finalized, we cannot yet determine the amount of any future restructuring charges we may incur and the timing of such charges. In addition, in the future, we will be further reducing the operational services we purchase from KPN as integration projects are completed.

        We anticipate that the December 31, 2008 balance of $56.9 million in cash and cash equivalents, together with expected net cash flow generated from operations and bank borrowing availability, will be sufficient to fund our operations and capital asset expenditures for the next twelve months. We expect capital asset expenditures to be approximately $15.0 million in 2009.

Year Ended December 31, 2008 Compared to Unaudited Pro Forma Year Ended December 31, 2007

        The following table presents our results of operations for the year ended December 31, 2008 compared to our pro forma combined results of operations for the year ended December 31, 2007. The comparison of our results of operations for the year ended December 31, 2008 compared to pro forma combined results of operations for the year ended December 31, 2007 is being provided as supplemental information. We believe the comparison of our results of operations for the year ended December 31, 2008 to the pro forma combined results of operations for the year ended December 31, 2007 is a more meaningful comparison than the comparison to our actual results of operations for the year ended December 31, 2007, as these results contain the historical results of KPN GCS for the first nine months of 2007 and the results of the combined company for the fourth quarter of 2007.

        The pro forma results of operations for the year ended December 31, 2007 reflect the combined historical results of iBasis and KPN GCS as if the KPN Transaction had occurred as of the beginning of this period, including certain pro forma adjustments. These pro forma adjustments include amortization expense of $11.0 million related to certain intangible assets resulting from the KPN Transaction, and the elimination of $2.9 million in revenue and data communications and telecommunications costs for revenue transactions between iBasis and KPN GCS during the period of 2007 prior to the KPN Transaction.

	Year Ended December 31, 2008	Unaudited Pro Forma Year Ended December 31, 2007
	(In millions, except per share data)
Total net revenue	$1,323.6	$1,390.6
Data communications and telecommunications costs	1,187.3	1,248.2

Gross profit*	136.3	142.4

Gross margin	10.3%	10.2%
Engineering and network operations and selling, general and administrative expenses	98.2	101.4
Depreciation and amortization	32.0	30.1
Impairment of goodwill	214.7	—

Income (loss) from operations	(208.6)	10.9

Net income (loss)	$(231.0)	$3.9

Basic and diluted net income (loss) per share	$(3.15)	$0.10

*
Net revenue less data communications and telecommunications costs.

        Total revenue for the year ended December 31, 2008 of $1,323.6 million was 5% lower than pro forma revenue of $1,390.6 million for 2007. The breakdown of total revenue for the year ended December 31, 2008 compared to pro forma year ended December 31, 2008 is as follows:

	Year Ended December 31, 2008	Unaudited Pro Forma Year Ended December 31, 2007
	(In millions)
Trading	$985.0	$1,082.8
Outsourcing	242.0	197.3
Retail	96.6	110.5

Total	$1,323.6	$1,390.6

        The decrease in Trading revenue reflects, in part, the current downturn in the U.S. prepaid calling card market. Traffic we receive from prepaid calling card providers and certain wholesale Trading customers whose traffic comes from prepaid calling card providers, declined significantly in the second half of 2008. The downturn in the U.S. prepaid calling card market is primarily a result of the effect of the current adverse economic conditions in the U.S. on immigrant communities that comprise the majority of this market. Our Outsourcing revenue increased to $242.0 million for the year ended December 31, 2008 from pro forma $197.3 million in 2007. The year-over-year increase is due to increased traffic from KPN and its affiliates and the inclusion of the TDC traffic, which began in the second quarter of 2008. Retail revenue declined to $96.6 million in the year ended December 31, 2008 from pro forma $110.5 million in 2007. Our Retail revenue was impacted by our transparent pricing initiative in the first half of 2008. In addition, the U.S. recession and changes in immigration patterns flattened our growth year-over-year.

        Minutes of traffic were 23.5 billion in the year ended December 31, 2008, approximately flat with pro forma combined minutes of 23.6 billion in 2007. Average revenue per minute was 5.63 cents for the year ended December 31, 2008, compared to pro forma 5.88 cents in 2007. Average cost per minute, defined as total data communications and telecommunications costs divided by minutes of traffic, was 5.05 cents for the year ended December 31, 2008, compared to pro forma 5.28 cents in 2007. Average margin per minute, defined as total revenue less total data communications and telecommunications costs divided by minutes of traffic, was 0.58 cents for year ended December 31, 2008, compared to pro forma 0.60 cents in 2007.

        Total operating expenses were $98.2 million in the year ended December 31, 2008, compared to pro forma $101.4 million in 2007. Pro forma results for 2007 include $4.5 million in one-time charges, which included retroactive regulatory fees of $2.6 million, stock option analysis expenses of $0.7 million, merger related and purchase accounting adjustments of $0.9 million and other adjustments of $0.3 million. Excluding one-time charges in 2007, operating expenses increased slightly in the year ended December 31, 2008 compared to pro forma 2007. The year-to-year increase in expenses primarily reflects investments we have made to integrate the operations of the combined company to achieve operational synergies.

        Depreciation and amortization was $32.0 million in the year ended December 31, 2008, compared to pro forma $30.1 million in 2007. The increase primarily relates to additions to property and equipment to support our integration efforts, as well as additional amortization of tangible and intangible assets acquired in the TDC transaction on April 1, 2008.

        Subsequent to the end of the third quarter of 2008, we experienced a sharp decline in our stock price. We believe this decline was principally driven by circumstances that occurred subsequent to the end of the third quarter including, but not limited to, an extraordinary decline in the stock market as a whole and other factors specific to our stock price. As a result, when we performed our annual impairment test as of December 31, 2008, we determined that we had an impairment loss on goodwill of $214.7 million.

        Since December 31, 2008, our market capitalization has continued to decline. As a result, it is reasonably possible that there could be an impairment of our intangible assets and/or our remaining goodwill in the near term and the amounts could be material.

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

Contractual Obligations

        The following table summarizes our future contractual obligations as of December 31, 2008:

	Payment Due Dates
	Total	Less than 1 Year	1 to 2 Years	2 to 3 Years	3 to 5 Years	After 5 Years
	(In thousands)
Bank borrowings	$27,080	$—	$27,080	$—	$—	$—
Interest on bank borrowings(1)	2,369	1,354	1,015	—	—	—
Capital lease obligations	877	577	300	—	—	—
Operating leases	6,140	2,784	877	392	570	1,517
Purchase commitments for termination of minutes	20,543	20,543	—	—	—	—

Total	$57,009	$25,258	$29,272	$392	$570	$1,517

(1)
Interest payment amounts on bank borrowings are projected using market rates as of December 31, 2008. Future interest payments may differ from these projections based on changes in market interest rates.

        We adopted FIN 48 as of January 1, 2007. As of December 31, 2008, the total amount of net unrecognized tax benefits for uncertain tax positions and the accrual for the related interest and penalties was $0.9 million. We are unable to make a reasonably reliable estimate of when cash settlement, if any, will occur with a tax authority as the timing of examinations and ultimate resolution of those examinations is uncertain.

        As of December 31, 2008 and 2007, we did not have any material purchase obligations, or other material long-term commitments reflected on our consolidated balance sheet.

New Accounting Pronouncements

        In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, "Fair Value Measurements", ("SFAS No. 157"). SFAS No. 157 establishes a framework for measuring fair value and requires expanded disclosures regarding fair value measurements. This accounting standard is effective for financial statements issued for fiscal years beginning after November 15, 2007. However, in

January 2008, the FASB issued FASB Staff Position FAS 157-b, Effective Date of FASB Statement No. 157 ("FSP FAS 157-b"). FSP FAS 157-b permits entities to elect to defer the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. We have elected to defer the adoption of SFAS No. 157 for those assets and liabilities included in FSP FAS 157-b. The adoption of SFAS No. 157 did not have a material effect on our financial position, results of operations and cash flows for the year ended December 31, 2008.

        On January 1, 2008, we adopted Statement of Financial Accounting Standards (SFAS) No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities, Including an amendment of FASB Statement No. 115" (SFAS No. 159). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value, which are not otherwise currently required to be measured at fair value. Under SFAS No. 159, the decision to measure items at fair value is made at specified election dates on an instrument-by-instrument basis and is irrevocable. Entities electing the fair value option are required to recognize changes in fair value in earnings and to expense upfront costs and fees associated with the item for which the fair value option is elected. The adoption of SFAS No. 159 did not have a material effect on our financial position, results of operations and cash flows for the year ended December 31, 2008.

        In December 2007, the FASB issued SFAS No. 141 (revised 2007) ("SFAS No. 141R"), "Business Combinations" and SFAS No. 160 ("SFAS No. 160"), "Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51." SFAS No. 141R will change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. SFAS No. 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS No. 141R and SFAS No. 160 are effective beginning the first fiscal quarter of 2009. Early adoption is not permitted. SFAS No. 141R may give rise to more volatility in our results of operations for future acquisitions.

        In March 2008, the FASB issued SFAS No. 161 ("SFAS No. 161"), "Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133." The standard is intended to enhance the current disclosure framework in Statement 133, Accounting for Derivative Instruments and Hedging Activities. The standard requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008, with early adoption encouraged. We do not expect the adoption of SFAS No. 161 will have a material effect on our financial position, results of operations and cash flows.

        In April 2008, the FASB issued FASB Staff Position No. FAS 142-3, "Determination of the Useful Life of Intangible Assets" ("FSP 142-3"). FSP 142-3 is effective for financial statement issued for fiscal years beginning after December 15, 2008 and interim period within those years. FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset, under SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). FSP 142-3 is intended to improve the consistency between the useful life of an intangible asset determined under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141R and other generally accepted accounting principles. We do not expect the adoption of FSP 142-3 to have a material effect on our financial position, results of operations and cash flows.

        In May 2008, the FASB issued SFAS ("SFAS No. 162"), "The Hierarchy of Generally Accepted Accounting Principles." SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles. SFAS No. 162 becomes effective 60 days following the Securities and Exchange Commission's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles." We do not expect that the adoption of SFAS No. 162 to have a material effect on our financial position, results of operations and cash flows.

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

        Our primary interest rate risk is the risk on borrowings under our bank line of credit, which is subject to interest rates based on the bank's prime rate or LIBOR, plus a margin. We had $27.1 million in borrowings under our bank line of credit at December 31, 2008. A change in the applicable interest rates would also affect the rate at which we could borrow funds or finance equipment purchases. Our capital lease obligations are fixed rate debt.

Item 8.    Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

        In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of iBasis, Inc. and its subsidiaries at December 31, 2008 and 2007, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

PricewaterhouseCoopers LLP
Boston, Massachusetts
March 13, 2009

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of iBasis, Inc.

        In our opinion, the accompanying combined statements of operations, of stockholders equity and of cash flows present fairly, in all material respects, the financial position of KPN GCS (predecessor to iBasis, Inc.) and its subsidiaries, at December 31, 2006, and the results of their operations and their cash flows for the year in the period then ended, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        As discussed in Notes 1 and 15 to the consolidated financial statements, the Company has entered into significant transactions with Royal KPN N.V. (the parent company), a related party.

        June 19, 2007, except for Note 2 "Net income (loss) per share" and Note 17 "Foreign currency translation of historical KPN GCS financial statements", as to which the date is March 14, 2008.

PricewaterhouseCoopers Accountants N.V.
/s/ H.C. WÜST RA H.C. Wüst RA

iBasis, Inc.

Consolidated Balance Sheets

	December 31,
	2008	2007
	(In thousands, except per share data)
Assets
Current assets:
Cash and cash equivalents	$56,912	$63,735
Short-term marketable securities	—	1,999
Accounts receivable and unbilled revenue—external parties, net of allowance for doubtful accounts of $5,178 and $12,924, respectively	234,946	204,883
Accounts receivable—related parties	2,053	—
Prepaid expenses and other current assets	6,477	4,687

Total current assets	300,388	275,304
Property and equipment, net	34,836	34,966
Other assets	1,573	7,008
Intangible assets, net	87,206	93,800
Goodwill	17,324	248,795

Total assets	$441,327	$659,873

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable—external parties	$155,676	$135,060
Accounts payable—related parties	—	11,839
Accrued expenses	151,685	136,903
Deferred revenue	13,894	11,503
Current portion of long-term debt	577	755

Total current liabilities	321,832	296,060
Long-term debt, net of current portion	27,380	25,000
Deferred income taxes	2,534	2,942
Other long-term liabilities	1,063	1,381

Total liabilities	352,809	325,383

Commitments and contingencies (Note 14)
Stockholders' equity
Preferred stock, $0.001 par value, authorized—15,000 shares; issued and outstanding;—none	—	—
Common stock, $0.001 par value, authorized—170,000 shares; issued—76,204 shares and 75,912 shares, respectively; outstanding—71,228 shares and 74,843 shares, respectively	76	76
Treasury stock, 4,976 and 1,069 shares, respectively, at cost	(15,000)	—
Additional paid-in capital	337,590	333,278
Accumulated other comprehensive income (loss)	(1,140)	3,155
Contributed capital/retained earnings (accumulated deficit)	(233,008)	(2,019)

Total stockholders' equity	88,518	334,490

Total liabilities and stockholders' equity	$441,327	$659,873

The accompanying notes are an integral part of these consolidated financial statements.

iBasis, Inc.

Consolidated Statements of Operations

	Years Ended December 31,
	2008	2007	2006
	(In thousands, except per share data)
Net revenue from external parties	$1,097,515	$741,293	$605,031
Net revenue from related parties	226,070	197,265	209,158

Total net revenue	$1,323,585	938,558	814,189

Costs and operating expenses:
Data communications and telecommunications costs—external parties (excluding depreciation and amortization)	1,081,460	733,160	573,966
Data communications and telecommunications costs—related parties (excluding depreciation and amortization)	105,840	114,242	134,347
Engineering and network operations expenses	23,320	13,222	8,895
Selling, general and administrative expenses	74,849	38,368	29,812
Merger related expenses	—	2,019	—
Depreciation and amortization	31,998	12,743	5,693
Impairment of goodwill	214,651	—	—

Total costs and operating expenses	1,532,118	913,754	752,713

Income (loss) from operations	(208,533)	24,804	61,476
Interest income	2,067	1,680	269
Interest expense	(3,049)	(731)	(32)
Foreign exchange gain (loss)	3,089	(1,101)	(1,339)
Other income	1,779	—	—

Income (loss) before income taxes	(204,647)	24,652	60,374
Income tax expense	26,342	8,529	17,884

Net income (loss)	$(230,989)	$16,123	$42,490

Net income (loss) per share:
Basic	$(3.15)	$0.33	$1.06
Diluted	$(3.15)	$0.33	$1.06
Weighted average common shares outstanding:
Basic	73,260	48,778	40,121
Diluted	73,260	49,186	40,121

The accompanying notes are an integral part of these consolidated financial statements.

iBasis, Inc.

Consolidated Statements of Stockholders' Equity

						Contributed Capital/ Retained Earnings (Accumulated Deficit)
	Common Stock		Treasury Stock
							Accumulated Other Comprehensive Income (Loss)
	Number of Shares	$0.001 Par Value	Number of Shares	Amount	Additional Paid-In Capital			Total Stockholders' Equity
	(In thousands)
Balance, December 31, 2005						$8,417	$(708)	$7,709
Foreign currency translation adjustments							1,087	1,087
Adoption of FAS 158							520	520
Net income						42,490		42,490

Comprehensive income								44,097
Stock-based compensation						65		65
Net distributions to related parties						(27,893)		(27,893)

Balance, December 31, 2006						23,079	899	23,978
Net income of KPN GCS for the nine months ended September 30, 2007						18,142		18,142
Net distributions to related parties						(27,799)		(27,799)
Stock-based compensation						63		63

Balance, September 30, 2007						13,485	899	14,384
KPN Transaction (see Note 3)	75,641	$76	(1,069)	—	$332,084	(13,485)		318,675
Exercise of stock options	123				323			323
Exercise of warrants	148				433			433
Stock-based compensation					438			438
Net loss post October 1, 2007						(2,019)		(2,019)
Foreign currency translation adjustments							2,250	2,250
Unrealized gain on short-term marketable securities							6	6

Comprehensive income(1)								18,379

Balance, December 31, 2007	75,912	76	(1,069)	—	333,278	(2,019)	3,155	334,490
Stock repurchases			(3,907)	(15,000)				(15,000)
Exercise of stock options and warrants	292				563			563
Stock-based compensation					2,450			2,450
Related party contribution to equity, net of tax effects					1,299			1,299
Net loss						(230,989)		(230,989)
Foreign currency translation adjustments							(4,295)	(4,295)

Comprehensive loss								(235,284)

Balance, December 31, 2008	76,204	$76	(4,976)	$(15,000)	$337,590	$(233,008)	$(1,140)	$88,518

(1)
Comprehensive income for the year ended December 31, 2007 includes net income of KPN GCS for the nine months ended September 30, 2007 of $18,142.

The accompanying notes are an integral part of these consolidated financial statements.

iBasis, Inc.

Consolidated Statements of Cash Flows

	Years ended December 31,
	2008	2007	2006
	(In thousands)
Cash flows from operating activities
Net income (loss)	$(230,989)	$16,123	$42,490
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Impairment of goodwill	214,651	—	—
Depreciation and amortization	31,998	12,743	5,693
Tax provision related to utilization of pre acquisition net operating losses	16,820	—	—
Stock-based compensation	2,450	501	65
Provision for doubtful accounts receivable	1,622	—	—
Changes in assets and liabilities, excluding the effect of acquisitions:
Accounts receivable and unbilled revenue—external parties	(31,685)	22,736	36,962
Accounts receivable—related parties	(2,053)	33,807	(25,058)
Prepaid expenses and other current assets	(1,790)	2,944	1,343
Other assets	435	(462)	—
Accounts payable—external parties	20,616	(32,206)	(43,627)
Accounts payable—related parties	(5,798)	(926)	—
Deferred revenue	2,391	172	—
Accrued expenses	15,105	3,475	14,682
Deferred income taxes	(408)	(614)	—
Other long-term liabilities	(318)	(207)	—

Net cash provided by operating activities	33,047	58,086	32,550

Cash flows from investing activities:
Cash and cash equivalents of iBasis on October 1, 2007 acquired in KPN Transaction	—	54,711	—
Purchases of property and equipment	(15,955)	(9,605)	(3,854)
Purchase of certain assets from TDC	(11,050)	—	—
Maturities of available-for-sale short-term marketable investments	1,999	1,994	—
Increase (decrease) in other long-term assets	5,000	(5,000)	—

Net cash provided by (used in) investing activities	(20,006)	42,100	(3,854)

Cash flows from financing activities:
Purchases of common stock	(15,000)	—	—
Partial payment of working capital loan to related party	(4,742)	—	—
Payment from KPN related to KPN Transaction	—	55,000	—
Dividend payment to iBasis shareholders	—	(113,000)	—
Dividend payment related to warrant exercises	(323)	(468)	—
Bank borrowings	5,000	25,000	—
Repayment of bank borrowings	(2,920)	—	—
Payments of principal on capital lease obligations	(1,609)	(369)	—
Net distributions to related party	—	(27,799)	(27,893)
Payments on note payable to affiliate	—	—	(1,016)
Proceeds from exercise of warrants	—	195	—
Proceeds from exercise of common stock options	563	323	—

Net cash used in financing activities	(19,031)	(61,118)	(28,909)

Effect of changes in exchange rates on cash and cash equivalents	(833)	2,256	1,994

Net increase (decrease) in cash and cash equivalents	(6,823)	41,324	1,781
Cash and cash equivalents, beginning of year	63,735	22,411	20,630

Cash and cash equivalents, end of year	$56,912	$63,735	$22,411

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$2,604	$731	$32
Cash paid during the year for income taxes	$20,549	$14,608	$281
Supplemental disclosure of non-cash investing and financing activities:
Shares issued in KPN Transaction	$—	$376,675	$—
Exercise of warrants on a net basis	$64	$760	$—
Purchases of property and equipment under capital leases	$1,731	$—	$—
Related party contribution to equity	$1,299	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

iBasis, Inc.

Notes to Consolidated Financial Statements

(1)   Business

Business

        We are a leading wholesale carrier of international long distance telephone calls and a provider of retail prepaid calling services and enhanced services for mobile operators.

        Our operations consist of our wholesale trading business ("Trading"), in which we connect buyers and sellers of international telecommunications services, and our retail services business ("Retail"). Our Trading business also includes Outsourcing revenue which we generate as the exclusive provider of wholesale international voice services for specific carrier customers.

        In the Trading business we receive voice traffic from buyers—originating telecommunications carriers who are interconnected to our network via Voice over Internet Protocol ("VoIP") or traditional time division multiplexing ('TDM") connections, and we route that traffic over our network to sellers—local service providers and telecommunications carriers in the destination countries with whom we have established agreements to manage the completion or termination of calls. We offer our Trading service on a wholesale basis to carriers, mobile operators, consumer VoIP companies, telephony resellers and other service providers worldwide. Our Outsourcing revenue currently consists of international voice traffic we terminate for Royal KPN and its affiliates (KPN Mobile, E-Plus and Base) and for TDC, the leading telecommunications carrier in Denmark.

        As a result of the combination with KPN GCS in October 2007 (described below), more than half of our traffic utilizes our VoIP network, while the balance is carried over our TDM network. The continued migration of the TDM traffic to our lower cost VoIP network is expected to be a significant source of synergies from the KPN transaction over the next several years.

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

        We use proprietary, patented and patent-pending technology in our global VoIP network to automate the selection of routes and termination partners based on a variety of performance, quality, and business metrics. We have call termination agreements with local service providers in more than 100 countries in North America, Europe, Asia, the Middle East, Latin America, Africa and Australia.

KPN Transaction

        On October 1, 2007, iBasis, Inc. and KPN B.V. ("KPN"), a subsidiary of Royal KPN N.V. ("Royal KPN"), completed transactions ("KPN Transaction") pursuant to which iBasis issued 40,121,074 shares of its common stock to KPN and acquired the outstanding shares of two subsidiaries of KPN ("KPN GCS"), which encompassed KPN' international wholesale voice business. The Company also received $55 million in cash from KPN, subject to post-closing adjustments based on the working capital and debt of iBasis and KPN GCS. Immediately after issuance on October 1, 2007, the shares of iBasis

iBasis, Inc.

Notes to Consolidated Financial Statements (Continued)

(1)   Business (Continued)

common stock issued to KPN represented 51% of the issued and outstanding shares of iBasis common stock on a fully-diluted basis (which included all of the issued and outstanding common stock and the common stock underlying outstanding "in-the-money" stock options, as adjusted, and warrants to purchase common stock).

        On October 8, 2007, iBasis paid a dividend in the amount of $113 million at a rate of $3.28 per share to each of its shareholders on the record date of September 28, 2007, the trading date immediately prior to the closing date of the KPN Transaction. In addition, holders of outstanding warrants to purchase our common stock will be entitled to receive a cash payment upon the future exercise of these warrants equal to the dividend amount that would have been payable if the warrants had been exercised immediately prior to the record date of the dividend. As of December 31, 2008, we have unexercised warrants representing 432,000 shares, at exercise prices ranging from $6.30 to $9.00 per share, and have $1.4 million accrued for dividends to be paid upon the potential future exercise of these warrants. In connection with the payment of the dividend to shareholders, we also increased the number of shares subject to unexercised stock options and decreased the exercise price of these stock option grants to preserve their value.

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

        The presentation of the Statement of Stockholders' Equity reflects the historical stockholders' equity of KPN GCS through September 30, 2007. The effect of the issuance of shares of iBasis common stock to KPN and the inclusion of iBasis' stockholders' equity as a result of the closing of the KPN Transaction on October 1, 2007 is reflected in the year ended December 31, 2007.

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

iBasis, Inc.

Notes to Consolidated Financial Statements (Continued)

(1)   Business (Continued)

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

TDC Transaction

        On April 1, 2008, we acquired certain assets from TDC, the leading telecommunications carrier in Denmark, as well as certain assets, contracts and four employees of TDC' subsidiary in the U.S., TDC Carrier Services U.S., for approximately $11 million in cash ("TDC Transaction"). Pursuant to the TDC Transaction, we became the exclusive provider of international voice services for TDC under a five-year strategic outsourcing arrangement, and TDC will be a preferred partner for terminating traffic sent by us into the Nordic region, consisting of Denmark, Finland, Iceland, Norway and Sweden.

        Approximately 130 non-Nordic international wholesale voice customers, as well as all of TDC' interconnection and bilateral agreements for inbound and outbound international phone calls have been transferred to us. TDC will retain its Nordic customer base and its pan-Nordic reach.

        In connection with the closing of the TDC transaction, we recorded $10.1 million of intangible assets, primarily wholesale customer relationships. The wholesale customer relationships are being amortized over a 5 to 10 year period using the economic consumption method to reflect the diminishing cash flows from these relationships in the future.

(2)   Summary of Significant Accounting Policies

        Principles of Consolidation    The accompanying consolidated financial statements as of and for the year ended December 31, 2008, include the accounts of iBasis, Inc. and its subsidiaries. All intercompany balances and transactions have been eliminated on consolidation. The accompanying consolidated financial statements as of and for the year ended December 31, 2007 include the accounts of KPN GCS for the full year and the accounts of iBasis, Inc. since October 1, 2007. All intercompany balances and transactions between KPN GCS and iBasis since October 1, 2007 have been eliminated in consolidation. The consolidated financial statements for the year ended December 31, 2006 are the combined accounts of KPN GCS, which include KPN Global Carrier Services B.V., a Netherlands company, and KPN INS, Inc., a Delaware corporation, both of which were wholly-owned by KPN prior to October 1, 2007. All significant intercompany balances and transactions within these combined entities have been eliminated. Intercompany balances and transactions with KPN and its other subsidiaries ("related parties" or "affiliates") have not been eliminated, but are presented herein as balances and transactions with related parties.

        Use of Estimates    The preparation of these financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires us to (i) make judgments, assumptions and estimates that affect the reported amounts of assets, liabilities,

iBasis, Inc.

Notes to Consolidated Financial Statements (Continued)

(2)   Summary of Significant Accounting Policies (Continued)

revenue and expenses; and (ii) disclose contingent assets and liabilities. A critical accounting estimate is an assumption that could have a material effect on our consolidated financial statements if another, also reasonable, amount were used or a change in the estimates is reasonably likely from period to period. We base our accounting estimates on historical experience and other factors that we consider reasonable under the circumstances. However, actual results may differ from these estimates. To the extent there are material differences between our estimates and the actual results, our future financial condition and results of operations will be affected.

        Foreign Currency Translation and Transactions    The functional currency of KPN GCS is the euro. For the purposes of presenting the consolidated financial statements, the functional currency of KPN GCS has been converted into U.S. dollars for balance sheet accounts using the exchange rate in effect on the balance sheet date. Revenue and expenses are translated into U.S. dollars at the weighted average exchange rates in effect during the period. The effect of these translation adjustments are reported within Accumulated Other Comprehensive Income, a component of stockholders' equity. Transactions in foreign currency are recorded at the original rates of exchange in force at the time the transactions are effected. Exchange differences arising on (i) settlement of transactions and (ii) translation of such transactions, given that no settlement has occurred, are recognized in results of operations.

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

        Other Comprehensive Income (Loss)    Other comprehensive income (loss) primarily relates to foreign currency translation adjustments from entities with functional currencies other than the U.S. dollar. Components of other comprehensive income (loss) are included within the Consolidated Statements of Stockholders' Equity.

        Cash and Cash Equivalents    Cash and cash equivalents consist of all highly liquid investments that are readily convertible into cash and have original maturities of three months or less.

        Short-term Marketable Securities    Short-term marketable securities at December 31, 2007 were classified as available-for-sale and carried at fair value and consist of corporate bonds, with original maturities at the date of acquisition ranging from 90 days to one year.

        Accounts Receivable and Unbilled Revenue    Accounts receivable and unbilled revenue are stated at face value, less an allowance for doubtful accounts. Collectibility of accounts receivable is reviewed regularly and is based upon our knowledge of customers and compliance with credit terms. The allowance for doubtful accounts is adjusted based on such evaluation, with a corresponding charge included in selling, general and administrative expense. Accounts receivable and their related allowance balances are written-off when we deem them uncollectible.

        Property and Equipment    Property and equipment are stated at cost less accumulated depreciation and any recognized impairment loss. Additions and improvements that extend the useful life of an asset

iBasis, Inc.

Notes to Consolidated Financial Statements (Continued)

(2)   Summary of Significant Accounting Policies (Continued)

are capitalized; maintenance and repairs are expensed as incurred. When assets are retired or disposed of, the assets and related accumulated depreciation are removed from the balance sheet and the resulting gain or loss, if any, is reflected in the Consolidated Statements of Operations. In accordance with Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"), costs associated developing software for internal use are capitalized when both the preliminary project stage is completed and management has authorized further funding for the project which it deems probable of being completed. Capitalization of such costs ceases no later than the point at which the project is substantially complete and ready for its intended use.

        The cost of property and equipment is depreciated using the straight-line method over the following estimated useful lives of the respective assets:

Asset Classification	Estimated Useful Life
Network equipment	3–7 years
Software	3 years
Leasehold improvements	Lesser of Useful Life or Lease Term
Other tangible fixed assets	3–7 years

        Goodwill and Other Intangible Assets    Intangible assets consist of goodwill, which has an indefinite life and is not amortized, and identifiable intangible assets, consisting of trade name and trademarks, customer relationships, termination partner relationships and technology.

        Identifiable intangible assets are being amortized using either the straight-line method or economic consumption method over the following estimated useful lives:

Intangible Asset	Amortization Method	Estimated Useful Life
Trade name and trademarks	Straight-line	15 years
Customer relationships	Economic consumption	5–10 years
Termination partner relationships	Economic consumption	5 years
Technology	Straight-line	5 years

        Impairment of Property and Equipment and Intangible Assets    In accordance with SFAS No. 144 ("SFAS No. 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets", we review the value of our property and equipment and intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. Recoverability of assets to be held and used is measured by comparing the carrying amount of an asset group to the future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment recognized is measured as the amount by which the carrying amount of the assets exceeds their fair value. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

        Impairment of Goodwill    SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"), requires goodwill to be tested for impairment on an annual basis and between annual tests when events or circumstances would more likely than not reduce the fair value of a reporting unit below its carrying value. We test our goodwill for impairment annually as of the end of the fiscal year. SFAS No. 142 requires that the impairment test be performed through the application of a two-step process. The first

iBasis, Inc.

Notes to Consolidated Financial Statements (Continued)

(2)   Summary of Significant Accounting Policies (Continued)

step compares the carrying value of our reporting units, which are our Trading and Retail operating segments, to their estimated fair values as of the test date. If fair value is less than carrying value, a second step must be performed to quantify the amount of the impairment, if any. The amount of any impairment is measured by the excess of the implied fair value of goodwill over its carrying value.

        Revenue Recognition    In accordance with the Securities and Exchange Commission's Staff Accounting Bulletin No. 104, "Revenue Recognition" ("SAB 104"), we recognize revenue when it is realized or realizable and earned. We consider revenue realized or realizable and earned when there is persuasive evidence of an arrangement, delivery has occurred or the service has been provided, the sales price is fixed or determinable and collectibility is reasonably assured.

        For our Trading business, traffic fees are charged at an agreed price for a fixed duration of time or capacity and are recognized as revenue based upon usage of our network and facilities. Estimates for incentive rebates, customer disputes and other allowances are recorded as a reduction of revenues in the period the related revenues are recorded. These estimates are based upon contracted terms, historical experience and information currently available to management with respect to business and economic trends. Revisions to these estimates are recorded in the period in which the facts that give rise to the revision become known.

        For our Retail business, revenue is deferred upon activation of the prepaid calling cards, or purchase of our web-based calling services, and is recognized as the prepaid balances are reduced based upon minute usage and service charges.

        Concentration of Credit Risk and Significant Customers    Financial instruments that potentially subject us to significant concentrations of credit risk are primarily cash equivalents, short-term marketable securities and accounts receivable. No external customers represented 10% or more of our total accounts receivable or net revenues for the periods presented. Concentrations of credit risk with respect to accounts receivable are limited due to the large number of customers comprising our customer base and their dispersion across different industries and geographies.

        Fair Value of Financial Instruments    Financial instruments consist principally of cash and cash equivalents, short-term marketable securities, accounts receivable, accounts payable, accrued expenses and long-term debt. The estimated fair value of these instruments approximates their carrying value.

        Stock-based Compensation    We account for equity awards to our employees under the provisions of SFAS No. 123R, "Share-Based Payment," which requires us to record compensation expense based on the fair value of our stock-based compensation awards.

        Income Taxes    We account for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." This statement requires an asset and liability approach to accounting for income taxes based upon the future expected values of the related assets and liabilities. Deferred income taxes are provided for tax and financial reporting basis differences between assets and liabilities at tax rates expected to be in effect when the basis differences reverse. Valuation allowances are provided in situations where recoverability of deferred tax assets is not considered more likely than not.

        Net Income (Loss) Per Share    Basic and diluted net loss per common share is determined by dividing net loss by the weighted average common shares outstanding during the period. Basic and

iBasis, Inc.

Notes to Consolidated Financial Statements (Continued)

(2)   Summary of Significant Accounting Policies (Continued)

diluted net income per common share is determined by dividing net income by the weighted average common shares and common equivalent shares outstanding during the period. In 2007, as KPN GCS was wholly-owned by KPN prior to October 1, 2007, basic weighted average shares outstanding was based on the 40.1 million shares issued by iBasis to KPN on the closing of the KPN Transaction for the first nine months of 2007, and the total weighted average shares outstanding of the Company of 74.7 million shares for the fourth quarter of 2007. Diluted weighted average shares in 2007 includes the dilutive effect of iBasis outstanding stock options and warrants for the fourth quarter of 2007 only. In 2006, basic and diluted weighted average shares represent the 40.1 million shares issued by iBasis to KPN.

New Accounting Pronouncements

        In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, "Fair Value Measurements", ("SFAS No. 157"). SFAS No. 157 establishes a framework for measuring fair value and requires expanded disclosures regarding fair value measurements. This accounting standard is effective for financial statements issued for fiscal years beginning after November 15, 2007. However, in January 2008, the FASB issued FASB Staff Position FAS 157-b, Effective Date of FASB Statement No. 157 ("FSP FAS 157-b"). FSP FAS 157-b permits entities to elect to defer the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. We have elected to defer the adoption of SFAS No. 157 for those assets and liabilities included in FSP FAS 157-b. The adoption of SFAS No. 157 did not have a material effect on our financial position, results of operations and cash flows for the year ended December 31, 2008.

        On January 1, 2008, we adopted Statement of Financial Accounting Standards (SFAS) No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities, Including an amendment of FASB Statement No. 115" (SFAS No. 159). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value, which are not otherwise currently required to be measured at fair value. Under SFAS No. 159, the decision to measure items at fair value is made at specified election dates on an instrument-by-instrument basis and is irrevocable. Entities electing the fair value option are required to recognize changes in fair value in earnings and to expense upfront costs and fees associated with the item for which the fair value option is elected. The adoption of SFAS No. 159 did not have a material effect on our financial position, results of operations and cash flows for the year ended December 31, 2008.

        In December 2007, the FASB issued SFAS No. 141 (revised 2007) ("SFAS No. 141R"), "Business Combinations" and SFAS No. 160 ("SFAS No. 160"), "Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51." SFAS No. 141R will change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. SFAS No. 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS No. 141R and SFAS No. 160 are effective beginning the first fiscal quarter of 2009. Early adoption is not permitted. SFAS No. 141R may give rise to more volatility in our results of operations for future acquisitions.

iBasis, Inc.

Notes to Consolidated Financial Statements (Continued)

(2)   Summary of Significant Accounting Policies (Continued)

        In March 2008, the FASB issued SFAS No. 161 ("SFAS No. 161"), "Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133." The standard is intended to enhance the current disclosure framework in Statement 133, Accounting for Derivative Instruments and Hedging Activities. The standard requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008, with early adoption encouraged. We do not expect the adoption of SFAS No. 161 will have a material effect on our financial position, results of operations and cash flows.

        In April 2008, the FASB issued FASB Staff Position No. FAS 142-3, "Determination of the Useful Life of Intangible Assets" ("FSP 142-3"). FSP 142-3 is effective for financial statement issued for fiscal years beginning after December 15, 2008 and interim period within those years. FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset, under SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). FSP 142-3 is intended to improve the consistency between the useful life of an intangible asset determined under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141R and other generally accepted accounting principles. We do not expect the adoption of FSP 142-3 to have a material effect on our financial position, results of operations and cash flows.

        In May 2008, the FASB issued SFAS ("SFAS No. 162"), "The Hierarchy of Generally Accepted Accounting Principles." SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles. SFAS No. 162 becomes effective 60 days following the Securities and Exchange Commission's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles." We do not expect that the adoption of SFAS No. 162 to have a material effect on our financial position, results of operations and cash flows.

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

Notes to Consolidated Financial Statements (Continued)

(3)   Purchase Accounting for KPN Transaction (Continued)

        The allocation of the purchase price to the fair values of iBasis' assets and liabilities on October 1, 2007, which resulted in the recording of $248.8 million in goodwill, was as follows:

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

        The total $248.8 million of goodwill has been assigned to the Company's wholesale Trading reporting unit. In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," goodwill is not being amortized. In the fourth quarter of 2008, the Company determined that the carrying value of goodwill was impaired. As a result, the Company recorded a charge for the impairment of goodwill in the amount of $214.7 million. As a result of this impairment charge and a further reduction to the carrying value of $16.8 million for the utilization of previously reserved pre-acquisition net operating losses, the carrying value of goodwill has been reduced to $17.3 million as of December 31, 2008. See further discussion of the goodwill impairment charge recorded in 2008 in Note 8 to the Consolidated Financial Statements.

Working Capital and Debt Adjustments

        In accordance with the Share Purchase Agreement for the KPN Transaction, a post-closing adjustment was required if (i) iBasis' working capital was lower than or exceeded $37,100,000; (ii) iBasis' debt exceeded or was lower than $2,900,000; (iii) the combined working capital of KPN GCS was lower than or exceeded ($6,100,000); and/or (iv) the combined debt of KPN GCS exceeded $0, as of the date of the closing of the KPN Transaction. Based on iBasis' balance sheet position on the date of the closing of the KPN Transaction, working capital was $13,353,000 less than the specified level of $37,100,000, and debt was $1,776,000 less than the specified level of $2,900,000. As a result, a payment of $11,577,000 was due to KPN from iBasis. Based on KPN GCS's balance sheet position on the date of the closing of the KPN Transaction, working capital exceeded the specified level of ($6,100,000) by

iBasis, Inc.

Notes to Consolidated Financial Statements (Continued)

(3)   Purchase Accounting for KPN Transaction (Continued)

$3,945,000 and debt was at the specified level of $0. As a result, payment of $3,945,000 was due to KPN from iBasis.

        In 2008, KPN forgave $0.8 million in expenses incurred by KPN GCS since the closing of the KPN Transaction. As a result, the amount due to KPN has been reduced by this amount and was recorded as a contribution to equity. These expenses have been recorded in our results of operations. The total amount of $14.7 million due to KPN was scheduled to be paid by iBasis in three successive quarterly installments through the third quarter of 2008, with interest at the rate of 6% per annum. In May 2008, we made the first payment of $5.2 million, including interest, to KPN. In September 2008, we revised the terms of the remaining balance of $10.3 million due to KPN to extend the payment date on the second installment payment to March 2009 and the final installment to June 2009. In addition, the interest rate was increased to 7% on the principal amount due, effective October 1, 2008, and we paid additional interest of $60,000 relating to the extension of the second installment that was due June 30, 2008.

        As of December 31, 2008 and 2007, unpaid principal and accrued interest due to KPN was $10.5 million and $15.5 million, respectively.

Pro Forma Disclosures (Unaudited)

        The following unaudited pro forma consolidated results of operations for the years ended December 31, 2007 and 2006 assumes that the KPN Transaction occurred as of the beginning of each year.

	Year Ended December 31, 2007	Year Ended December 31, 2006
	(In thousands, except per share data)
Total net revenue	$1,390,580	$1,296,651
Total costs and expenses	1,379,654	1,271,625
Income from operations	10,926	25,026
Net income	$3,854	$14,331
Basic net income per share	$0.05	$0.20
Diluted net income per share	$0.05	$0.19

        These pro forma amounts do not purport to be indicative of the results that would have actually been obtained if the transaction had occurred as of the beginning of the period presented or that may be obtained in the future.

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

        As of the date of the closing of the KPN Transaction, we had 2.4 million shares of vested and unvested outstanding stock options, almost all of which had been granted under a prior stock option plan, and these outstanding stock options were fair valued as of that date. The aggregate fair value of $4.0 million relating to 0.6 million shares of unvested stock options as of that date is being charged to results of operations on a straight-line basis over the remaining vesting period for these stock options. The fair value of these outstanding unvested stock options, as of the date of the KPN Transaction and of newly issued grants since that date, was estimated using the Black-Scholes model and the following assumptions:

	Year Ended December 31,
	2008	2007
Risk free interest rate	2.89%	4.88%
Dividend yield	0.0%	0.0%
Expected volatility	100%	60%–100%
Expected life	6.25 years	2.38 to 6.25 years

        Our estimate of the expected life was determined using the simplified method as our stock options qualify as "plain vanilla" options.

        Stock-based compensation expense charged to engineering and network operations expenses and selling, general and administrative expenses related to these stock options was $1.8 million and $0.7 million, respectively, for 2008, and $0.1 million and $0.3 million, respectively, for 2007.

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

Notes to Consolidated Financial Statements (Continued)

(4)   Stock Based Compensation (Continued)

Stock Option Activity

        The following table presents the stock option activity for year ended December 31, 2008:

	Shares	Weighted Average Exercise Price
	(In thousands)
Outstanding at December 31, 2007	3,426	$4.30
Granted	1,337	4.46
Exercised	(233)	2.42
Cancelled	(284)	5.94

Outstanding at December 31, 2008	4,246	$4.34

Vested and unvested expected to vest at December 31, 2008	3,971	$4.32
Exercisable at December 31, 2008	2,793	$4.10
Available for future grants at December 31, 2008	2,384

        The following table presents weighted average price and contract life information about significant option groups outstanding and exercisable as of December 31, 2008:

	Outstanding
				Exercisable
		Weighted Average Remaining Contractual Life (in Years)
Range of Exercise Prices	Outstanding Options		Weighted Average Exercise Price	Options Outstanding	Weighted Average Exercise Price
	(In thousands)			(In thousands)
$ 0.52–$ 1.50	265	2.92	$1.44	265	$1.44
1.83– 2.21	391	4.69	2.01	384	2.01
2.44– 3.98	839	5.03	2.94	778	2.88
4.25– 4.54	1,915	8.28	4.51	791	4.50
4.71– 5.87	263	6.67	5.13	247	5.09
6.02– 6.88	482	7.96	6.55	237	6.63
7.73– 10.42	52	1.20	9.18	52	9.18
$22.93–$59.93	39	1.40	30.21	39	30.21

	4,246	6.69	$4.34	2,793	$4.10

        The aggregate intrinsic value of exercisable options outstanding as of December 31, 2008, which represents the amount option holders would have received had they exercised their options as of that date, was less than $0.1 million. The intrinsic value is the difference between our closing stock price on the last trading day of the year ended December 31, 2008 and the stock option exercise price, multiplied by the number of stock option shares.

iBasis, Inc.

Notes to Consolidated Financial Statements (Continued)

(4)   Stock Based Compensation (Continued)

        The following table presents the non-vested shares for the year ended December 31, 2008.

Non-vested Stock Options	Shares	Weighted Average Fair Value
	(in thousands)
Non-vested at December 31, 2007	868	$5.79
Granted	1,337	3.59
Vested	(689)	4.97
Forfeited	(63)	3.59

Non-vested at December 31, 2008	1,453	$4.23

        As of December 31, 2008, unrecognized compensation expense related to the unvested portion of our stock options was $5.3 million and is expected to be recognized over a weighted-average period of approximately 2.8 years.

Stock Options Grants Under KPN Option Plans

        Prior to the KPN Transaction, certain employees of KPN GCS were provided with stock options for KPN stock under the terms of KPN' stock option plans. These stock options provided for a fixed number of shares with an exercise price equal to the fair value of KPN' stock on the date of grant, unless otherwise stated, and vest three years from the date of grant. There were no grants made to employees of KPN GCS under KPN' stock option plans in 2007 or 2006.

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

        Total share based compensation with respect to these stock option awards amounted to $9,000, $36,000 and $47,000 for the years ended December 31, 2008, 2007 and 2006, respectively and was charged to selling, general and administrative expenses.

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

iBasis, Inc.

Notes to Consolidated Financial Statements (Continued)

(4)   Stock Based Compensation (Continued)

        The following table summarizes stock option activity of our employees under the KPN stock option plans during 2008, 2007 and 2006.

	Shares Under Option	Weighted Average Per Share Exercise Price
Outstanding at December 31, 2007	37,250	$9.62
Options exercised	—	—
Transfer to and from other KPN entities	—	—

Outstanding at December 31, 2008	37,250	$9.62

        The following is a summary of outstanding and exercisable stock options held by our employees under the KPN stock option plans as of December 31, 2008:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number of Options	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
5.50–6.00	5,800	—	$8.74	5,800	—	$8.74
6.00–6.50	9,600	1.2	9.50	9,600	1.2	9.50
6.50–7.00	21,850	2.6	9.91	21,850	2.6	9.91

Total	37,250	1.8	$9.62	37,250	1.8	$9.21

        The aggregate intrinsic value of options outstanding and exercisable as of December 31, 2008 was $0.2 million, which represents the amount option holders would have received had they exercised their options as of that date. The intrinsic value is the difference between KPN' closing stock price on the last trading day of 2008 and the stock option exercise price, multiplied by the number of stock option shares. The intrinsic value of options exercised in 2008, 2007 and 2006 was $0, $98,000 and $144,000 respectively. The amount of cash KPN received as a result of options exercised by KPN GCS employees in 2008, 2007 and 2006 was $0, $104,000, and $180,000.

        In April 2006, KPN GCS granted 5,100 restricted KPN shares to its management which vest over a three-year period depending on KPN' total shareholder return position ranking relative to a peer group. Once vested the restricted shares have a lock-up period of two years and therefore are not available to be traded from April 2009 through April 2011. The total compensation expense associated with these awards in 2008, 2007 and 2006 was $0, $27,000 and $18,000, respectively and was charged to selling, general and administrative expenses.

(5)   Business Segment and Geographic Information

        During the years ended December 31, 2008 and 2007, we operated in two business segments, Trading and Retail. Our Trading business segment includes revenue from wholesale Trading and Outsourcing. We consider Outsourcing as part of our Trading segment as the products we sell are primarily the same products that we sell to our wholesale Trading customers and Outsourcing and wholesale Trading are managed as one business. Our Retail business consists primarily of our prepaid

iBasis, Inc.

Notes to Consolidated Financial Statements (Continued)

(5)   Business Segment and Geographic Information (Continued)

calling card services and Pingo, our prepaid calling service sold directly to consumers through an Internet website. For the year ended December 31, 2006, we operated in only one business segment, wholesale Trading.

        A breakdown of our revenue and gross profit, defined as net revenue less data communications and telecommunications costs, for the years ended December 31, 2008 and 2007 is as follows:

	Year Ended December 31, 2008		Year Ended December 31, 2007
	Revenue	Gross Profit	Revenue	Gross Profit
Trading	$985.0	$80.6	$716.1	$46.2
Outsourcing	242.0	42.9	197.3	41.4
Retail	96.6	12.8	25.2	3.6

Total	$1,323.6	$136.3	$938.6	$91.2

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

        Operating results, excluding interest income and expense, foreign exchange gains or losses, and income tax expense for our two business segments are as follows:

	Year Ended December 31, 2008
	Trading	Retail	Total
	(In thousands)
Net revenue from external parties	$1,000,964	$96,551	$1,097,515
Net revenue from related parties	226,070	—	226,070

Total net revenue	1,227,034	96,551	1,323,585

Data communications and telecommunication costs—external parties	997,735	83,724	1,081,459
Data communications and telecommunication costs—related parties	105,841	—	105,841

Total data communications and telecommunications costs	1,103,576	83,724	1,187,300

Gross profit	$123,458	$12,827	136,285

Engineering and network operations expenses			23,320
Selling, general and administrative expenses			74,849
Depreciation and amortization			31,998
Impairment of goodwill	214,651	—	214,651

Loss from operations			$(208,533)

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

        Other than revenue from Royal KPN and its affiliates, no one customer accounted for 10% or more of total net revenue in the years ended December 31, 2008, 2007 or 2006.

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

	As of December 31, 2008
	Trading	Retail	Total
	(In thousands)
Segment assets:
Accounts receivable—external parties	$224,883	$10,063	$234,946
Intangible assets—customer relationships	26,147	10,420	36,567
Goodwill	17,324	—	17,324

	$268,354	$20,483	288,837

Non-segment assets			152,490

Total assets			$441,327

iBasis, Inc.

Notes to Consolidated Financial Statements (Continued)

(5)   Business Segment and Geographic Information (Continued)

        A breakdown of total revenue by geographic region, based on where we terminate the traffic we receive from our customers, for the year ended December 31, 2008 is as follows;

% of Total Net Revenue
Europe	43%
Latin America	28%
Middle East and Africa	19%
Asia Pacific	8%
North America	2%

Total	100%

        A breakdown of total net revenue by geographic region for the years ended December 31, 2007 and 2006 is not shown as it was impractical to obtain this information. Essentially all of the Company's long-lived assets are located in the United States.

(6)   Accounts Receivable and Unbilled Revenue—External Parties

        Accounts receivable—external parties, net, consists of the following at December 31:

	2008	2007
	(In thousands)
Accounts receivable	$183,763	$168,498
Unbilled revenue	56,361	49,309

	240,124	217,807
Allowance for doubtful accounts	(5,178)	(12,924)

Total accounts receivable—external parties	$234,946	$204,883

        The majority of unbilled revenue relates to the previous month's traffic volume for which an invoice has not yet been sent. The allowance for doubtful accounts reflects our best estimate of probable losses inherent in the accounts receivable balance. We determine the allowance based on specific known troubled accounts, historical experience, and other currently available evidence.

iBasis, Inc.

Notes to Consolidated Financial Statements (Continued)

(7)   Property and Equipment

        Property and equipment consists of the following at December 31:

	2008	2007
	(In thousands)
Network equipment	$44,332	$41,861
Software	17,538	8,258
Leasehold improvements	1,629	1,591
Other tangible fixed assets	3,594	3,798

Total at cost	67,093	55,508
Accumulated depreciation	(32,257)	(20,542)

Net book value	$34,836	$34,966

        Total depreciation and amortization expense related to property and equipment was $15.3 million, $8.8 million and $5.7 million for the years ended December 31, 2008, 2007 and 2006, respectively.

(8)   Goodwill and Other Intangible Assets

        In conjunction with the closing of the KPN Transaction on October 1, 2007, we recorded $248.8 million of goodwill, which is not being amortized. Additionally, in connection with the KPN Transaction, we recorded $97.7 million of amortizing intangible assets, including trademarks and trade names, Trading customer and Retail distributor relationships, termination partner relationships and technology. The estimated useful life of trade mark and trade names is 15 years and is being amortized on a straight-line basis. The estimated useful life of Trading customer relationships is 10 years and the estimated useful life of Retail distributor relationships is 5 years and these intangible assets are being amortized using an economic consumption method to reflect the diminishing cash flows from these relationships in the future. The estimated useful life of termination partner relationships is 5 years and is being amortized using an economic consumption method to reflect diminishing cash flows from these relationships in the future. The estimated useful life of technology is 5 years and is being amortized on a straight-line basis.

        In connection with the closing of the TDC transaction on April 1, 2008, we recorded $10.1 million of intangible assets, primarily Trading customer relationships. The Trading customer relationships are being amortized over a 5 to 10 year period using the economic consumption method to reflect the diminishing cash flows from these relationships in the future.

iBasis, Inc.

Notes to Consolidated Financial Statements (Continued)

(8)   Goodwill and Other Intangible Assets (Continued)

        The following table summarizes other intangible assets:

	As of December 31, 2008		As of December 31, 2007
	At Cost	Accumulated Amortization	At Cost	Accumulated Amortization
	(In thousands)
Trademarks and trade names	$21,800	$(1,817)	$21,800	$(363)
Wholesale customer relationships	30,747	(4,616)	20,700	(663)
Retail distributor relationships	13,500	(3,080)	13,500	(621)
Termination partner relationships	8,400	(2,719)	8,400	(588)
Technology	33,300	(8,325)	33,300	(1,665)
Other	64	(48)	—

	$107,811	$(20,605)	97,700	$(3,900)

        Amortization expense was $16.7 million and $3.9 million in 2008 and 2007, respectively. There was no amortization of other intangible assets in 2006. We currently expect to amortize the following remaining amounts of intangible assets as of December 31, 2008 in the fiscal periods as follows:

Year ended December 31,	(In thousands)
2009	$19,366
2010	17,916
2011	16,382
2012	12,517
2013	3,875
Thereafter	17,150

Total	$87,206

Impairment

        We have two operating segments which are also our reporting units: (1) Trading and (2) Retail. As of December 31, 2008 and 2007, all goodwill was assigned to our Trading reporting unit. The Company performs an annual impairment test of its goodwill as required under the provisions of SFAS 142 on December 31 and whenever events or changes in circumstances would more likely than not reduce the fair value of a reporting unit below its carrying value. In fiscal 2007, the Company performed its annual impairment test for goodwill at the reporting unit level and determined no adjustment to goodwill was necessary. For intangible assets, we assess the carrying value of these assets whenever events or circumstances indicate that the carrying value may not be recoverable. Recoverability of assets to be held and used is measured by comparing the carrying amount of an asset, or asset group, to the future undiscounted cash flows expected to be generated by the asset, or asset group.

        Through September 30, 2008, there were no events or changes in circumstances that indicated the carrying amount of our intangible assets may not be recoverable. However, as a result of the Company's market capitalization remaining below the Company's book value since the first quarter of 2008, we considered this to be an indication that the carrying value of our goodwill may be impaired.

iBasis, Inc.

Notes to Consolidated Financial Statements (Continued)

(8)   Goodwill and Other Intangible Assets (Continued)

Accordingly, we conducted an analysis to determine if there had been an impairment of the carrying value of goodwill of as of September 30, 2008.

        SFAS No. 142 requires that the impairment test be performed through the application of a two-step process. The first step compares the carrying value of our reporting units, which are our Trading and Retail operating segments, to their estimated fair values as of the test date. If fair value is less than carrying value, a second step must be performed to quantify the amount of the impairment, if any. We estimated the fair value of our reporting units using an income approach, which estimates fair value based upon future cash flows discounted to their present value. We then reconciled the estimated fair value of our reporting units to our overall market capitalization. Based on the results, we determined our Trading reporting unit's fair value was greater than its carrying value. Assessing the impairment of goodwill requires us to make certain significant assumptions, estimates and judgments, including future revenue, expenses, cash flows, discount rates and implied control premiums. The actual results may differ from these assumptions and estimates and it is possible that such differences could have a material impact on our financial statements. We based the valuation of our Trading reporting unit, in part, on i) our actual historical performance; ii) our estimate of the future performance of our Trading reporting unit and iii) projections developed by an independent analyst. As a result of this analysis, we concluded there had been no impairment of the carrying value of goodwill as of September 30, 2008.

        Since September 30, 2008, there has been distress in the global economy and our market capitalization declined significantly in the fourth quarter. As noted above, the Company performed its annual goodwill impairment assessment as of December 31, 2008. This assessment was performed using the same valuation techniques as described above. Step one of this assessment resulted in the carrying value of the Trading reporting unit exceeding its fair value. The second step then determines the implied fair value of goodwill by comparing the fair value of the Trading reporting unit to the aggregate fair value of all the assets and liabilities of the unit. In step two of the impairment analysis, the Company compared the implied fair value of goodwill to its carrying value. We determined the fair value of goodwill was $34.1 million. The carrying value of goodwill was $248.8 million. As a result, we recorded a non cash impairment charge to our goodwill of $214.7 million. In addition, the carrying value of goodwill was further reduced by $16.8 million, to $17.3 million, as a result of the utilization of previously reserved pre acquisition net operating losses. The primary reasons for the difference in conclusions that goodwill was not impaired as of September 30, 2008, but was impaired as of December 31, 2008, were the continued decline in the price of our common stock during the quarter ended December 31, 2008, forecasts of future revenues which were lower than the forecasts used in the impairment analysis performed as of September 30, 2008, and lower revenues in the quarter ended December 31, 2008 as compared to the quarter ended September 30, 2008 and compared to the Company's expectations for that quarter. The forecasted revenues and long-term growth rates used in the December 31, 2008 analysis were lower than those used at September 30, 2008 as a result of the macroeconomic conditions and events that transpired in the global markets during the fourth quarter of 2008.

        As described above, for intangible assets, we assess the carrying value of these assets whenever events or circumstances indicate that the carrying value may not be recoverable. We determined that the adverse business climate and the significant drop in our market capitalization experienced during the fourth quarter of fiscal 2008 were significant events that indicated that the carrying amount of our intangible assets might not be recoverable. SFAS No. 144 is a two-step test which is required to be

iBasis, Inc.

Notes to Consolidated Financial Statements (Continued)

(8)   Goodwill and Other Intangible Assets (Continued)

performed prior to assessing the impairment of goodwill. The first step compares the carrying value of the asset, or asset group, to the undiscounted cash flows of the asset, or asset group. If the asset, or asset group's, carrying value exceeds the undiscounted cash flows, step two of the test is required to measure the impairment loss, if any. An asset, or asset group, cannot be impaired below the asset or asset group's fair value.

        As required by SFAS No. 144, we performed our assessment at the asset group level which represented the lowest level of cash flows that are largely independent of cash flows of other assets and liabilities. For iBasis, this asset grouping is at the reporting unit level. When performing this test at the reporting unit level, goodwill is included in the carrying value of the asset group. The carrying value of the trading reporting unit, including goodwill (prior to the goodwill impairment charge described above), was greater than the undiscounted cash flows while the retail reporting unit's undiscounted cash flows exceeded the carrying value. For our trading reporting unit, we performed step two of the impairment test and determined there was no impairment of our intangible assets as the fair value of the asset group, excluding goodwill, was greater than the carrying value. The projections and assumptions used in calculating the fair value of the assets were consistent with the projections used in the goodwill impairment test. The Company also reassessed the amortization method and remaining amortization period for the assets, and determined that no changes to the amortization period or method were necessary.

        Since December 31, 2008, our market capitalization has continued to decline. As a result, it is reasonably possible that there could be an impairment of our intangible assets and/or our remaining goodwill in the near term and the amounts could be material.

(9)   Accrued Expenses

        Accrued expenses consist of the following at December 31:

	2008	2007
	(In thousands)
Termination fees and circuit costs	$136,655	$109,883
Compensation	3,224	3,644
Dividend payable	1,421	1,744
Accrued other	10,385	21,632

Total accrued expenses	$151,685	$136,903

(10)   Income Taxes

        The components of income (loss) before provision for income taxes are as follows for the years ended December 31:

	2008	2007	2006
	(In thousands)
Domestic	$(239,265)	$(13,479)	$430
Foreign	34,618	38,131	59,944

Total	$(204,647)	$24,652	$60,374

iBasis, Inc.

Notes to Consolidated Financial Statements (Continued)

(10)   Income Taxes (Continued)

        The components of the provision for income taxes are as follows for the years ended December 31:

	2008	2007	2006
	(In thousands)
Current:
Federal	$15,637	$89	$93
State	1,127	18	18
Foreign	9,387	10,114	19,194

Current	26,151	10,221	19,305

Deferred:
Federal	(208)	16	26
State	205	(612)	3
Foreign	194	(1,096)	(1,450)

Deferred	191	(1,692)	(1,421)

Provision for income taxes	$26,342	$8,529	$17,884

        In 2008, our income tax provision includes a non-cash expense of $16.8 million related to the utilization of our previously reserved net operating loss carry-forwards. The use of these pre-acquisition net operating losses can not reduce income tax expense but, instead, must reduce the book value of goodwill. The income tax expense of $16.8 million does not represent income tax payments we will have to make now, or at any time in the future. Effective January 1, 2009, with the adoption of FAS 141R, such pre-acquisition net operating losses will reduce income tax expense, when utilized or when the valuation allowance for such net operating losses is released.

        The effective income tax rate differed from the statutory federal income tax rate due to the following for the years ended December 31:

	2008	2007	2006
	(In thousands)
Statutory federal income tax	$(71,589)	$8,628	$21,131
State income taxes, there is no federal tax benefit	866	13	20
Goodwill impairment	75,128
Intercompany dividends	19,423
Other permanent differences	916	146
Foreign tax rate differential	(3,296)	(3,578)	(3,267)
Losses not benefited	16,032	3,247
Tax credits	(13,148)
Change in valuation allowance	6,010
Other	(4,000)	73

Provision for income taxes	$26,342	$8,529	$17,884

iBasis, Inc.

Notes to Consolidated Financial Statements (Continued)

(10)   Income Taxes (Continued)

        Deferred income taxes at December 31, 2008 and 2007 reflect the net tax effects of net operating loss and tax credit carry forwards and temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for tax purposes.

        The components of our net deferred tax assets (liabilities) are as follow as of December 31:

	2008	2007
	(In thousands)
Net operating loss carry forward	$56,316	$76,629
Acquired intangible assets	(34,467)	(40,633)
Depreciation	7,725	2,139
Tax credits	14,232	793
Accruals	(2,754)	(2,486)
Stock compensation	2,111	1,563
Accounts receivables	1,457	769
Capital loss carry forward	2,000	2,000

Net deferred tax assets	46,620	40,774
Less: valuation allowance	(48,124)	(42,114)

	$(1,504)	$(1,340)

        We have recognized a full valuation allowance to offset the net deferred tax assets as our history of losses does not support that it is more likely than not that these assets will be realized.

        At December 31, 2008, we have foreign tax and research and experimentation ("R&E") credit carry forwards for federal and state purposes of approximately $14 million, available to offset future taxable income. The foreign tax credit carry forwards generally expire in 2018. The R&E credit carry forwards generally expire between 2012 and 2028.

        As of December 31, 2008, we had available U.S. and state net operating loss carry forwards ("NOLs") of approximately $146 million. The majority of these NOLs were acquired through the KPN Transaction. The operating loss carry forwards expire between 2009 and 2027. These carry forwards may be used to offset future income taxes payable at the federal and state levels, if any, and are subject to review by the U.S. Internal Revenue Service ("IRS") and various state taxing authorities.

        In general, the rules of Section 382 of the Internal Revenue Code ("Code") apply to limit a corporation's ability to utilize existing net operating loss carryovers if the corporation experiences an Ownership Change. An ownership change results from transactions increasing the ownership of certain existing stockholders and, or, new stockholders in the stock of a corporation by more than 50 percentage points during a three year testing period.

        During 2007, the Company determined that its NOLs were subject to Section 382 limitations. As a result of several ownership changes, the utilization of our NOLs was subject to annual limitations. The limitation caused approximately $111 million of the federal NOLs to expire unused and therefore not available to be used by the Company. These expired NOLs were not reflected as deferred tax assets at December 31, 2007.

        We have two annual limitation amounts, computed pursuant to IRC Section 382. The first annual limitation for NOLs generated before August 2005 is approximately $5 million. The second annual

iBasis, Inc.

Notes to Consolidated Financial Statements (Continued)

(10)   Income Taxes (Continued)

limitation for NOLs generated between August 2005 and September 2007 is approximately $16 million. Any unused IRC Section 382 annual loss limitation amount may be carried forward to the following year. Those unused limitation losses are then added to the current Code Section 382 annual limitation amount.

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

        We file U.S. federal, state and foreign income tax returns in jurisdictions with varying statutes of limitations. We are subject to U.S. federal income tax, as well as income tax in multiple state and foreign jurisdictions. As of December 31, 2008, we were subject to examination in the U.S. federal and state tax jurisdictions for the 2005 to 2007 tax years. Although we are no longer generally subject to IRS or state examination for the years prior to 2005, carryforward attributes that were generated prior to 2005 may be adjusted upon examination by the IRS if they either have been or will be used in a future period. We are also subject to examination in significant foreign jurisdictions for the 2004 to 2007 tax years.

        The following table summarizes the activity related to our unrecognized tax benefits:

	2008	2007
	(In thousands)
Balance at January 1 (for 2007 at adoption)	$476	$—
Acquisition of acquired company liability	—	307
Additions or reductions for tax positions related to the current year	64	169
Additions or reductions for tax positions related to prior years	—	—
Decreases relating to settlements with tax authorities	—	—
Reductions in benefits related to lapse of statute of limitations	—	—

Balance at December 31	$540	$476

        At December 31, 2008, we had approximately $540,000 of unrecognized tax benefits, all of which will impact the effective tax rate, if recognized. In addition we had $367,000 of accrued interest and penalties. We do not expect the balance of unrecognized tax benefits to change significantly during the next 12 months. We may distribute the current year's earnings of our non-U.S operations, however it is our intention to permanently reinvest the prior year's earnings indefinitely. Therefore, we have not provided for taxes on these undistributed earnings. We had approximately $23 million and $19 million in undistributed earnings at December 31, 2008 and 2007, respectively, for which taxes were not provided. It is not practicable to estimate the amount of the deferred tax liability on such undistributed earnings.

iBasis, Inc.

Notes to Consolidated Financial Statements (Continued)

(11) Long-Term Debt

        Long-term debt consists of the following as of December 31:

	2008	2007
	(In thousands)
Bank borrowings	$27,080	$25,000
Capital lease obligations	877	755

	27,957	25,755
Less: Current portion	(577)	(755)

Long-term portion	$27,380	$25,000

        In October 2007, we entered into a Second Amended and Restated Loan and Security Agreement (the "Loan Agreement") with Silicon Valley Bank, which amended and restated a certain Amended and Restated Loan and Security Agreement dated as of December 29, 2003. We entered into the Loan Agreement to obtain funding for working capital purposes and in support of the KPN Transaction. Pursuant to the Loan Agreement, which was subsequently amended as described below, we could borrow up to $35.0 million from time to time under a secured revolving credit facility for a two-year period. Except as described below, borrowings under the Loan Agreement are on a formula basis, based on eligible domestic and foreign accounts receivable. The Loan Agreement contains quarterly financial covenants, consisting primarily of minimum profitability and minimum liquidity requirements. Interest on borrowings under the Loan Agreement were based, in part, on our quarterly profitability, with the maximum interest rate being the bank's prime rate, plus 0.5%, or LIBOR, plus 2.75%. The Loan Agreement has a quarterly commitment fee of 0.63% on any unused portion of the line of credit and we paid an up-front, one-time facility fee of 0.75%, or $263,000. The Loan Agreement is also guaranteed by all our domestic wholly-owned subsidiaries and is collateralized by a first priority lien and security interest on our and such guarantor's assets. In addition, we pledged 66.2% of all of our ownership in KPN Global Carrier Services (now known as iBasis Netherlands), a wholly-owned subsidiary based in The Netherlands, as collateral. Pursuant to the terms of the Loan Agreement, we may use the proceeds solely (i) for working capital, (ii) to fund our general business requirements, and (iii) to fund the dividend paid by us in connection with the KPN Transaction.

        In April 2008, we modified the Loan Agreement to increase our maximum borrowing availability from $35.0 million to $50.0 million. In addition, to reflect our current operating results and financial position, we modified the minimum profitability financial covenant and added a minimum cash flow financial requirement pursuant to a sliding scale that decreases over time, a portion of the additional $15.0 million in funds is subject to a non-formula borrowing base through February 2009. The modification also permitted us to repurchase up to $15 million of our common stock under a stock repurchase program approved by our board of directors in April 2008. We paid an up-front, one-time supplemental commitment fee of $150,000 and an up-front, one-time modification fee of $75,000.

        In September 2008, we modified the financial covenants under the Loan Agreement to reflect our current operating results and financial position as follows:

  i)
  We reduced the minimum profitability covenant for the quarter ended September 30, 2008;

  ii)
  We reduced the minimum liquidity covenant for the quarter ended September 30, 2008 through February 2009; and

iBasis, Inc.

Notes to Consolidated Financial Statements (Continued)

(11) Long-Term Debt (Continued)

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

        On January 26, 2009, the Company and Silicon Valley Bank modified the Loan Agreement, effective as of December 30, 2008. The modification to the Loan Agreement contains the following amendments, among others:

  i)
  We decreased the amount available under the Loan Agreement from $50.0 million to $35.0 million;

  ii)
  We extended the maturity date of the Loan Agreement to September 30, 2010;

  iii)
  We established minimum interest rates payable on amounts drawn under the Loan Agreement, which include an interest rate floor of 4.25% on amounts subject to Silicon Valley Bank's prime rate and an interest rate floor of 2.0% on amounts subject to the LIBOR rate;

  iv)
  We changed formulas for determining quarterly adjustments to margins applicable to prime rate and LIBOR rate and formula for unused revolving line fee from formulas based on the total funded debt ratio to formulas based on EBITDA (earnings before interest, taxes, depreciation and amortization) minus capital expenditures;

  v)
  We increased the frequency of certain financial reporting requirements from quarterly to monthly as requested by Silicon Valley Bank;

  vi)
  We modified the minimum adjusted quick ratio financial covenant to require a minimum adjusted quick ratio of 0.80 to 1.00 for the fiscal quarter ended December 31, 2008 and as of the end of each fiscal quarter thereafter;

  vii)
  We deleted the minimum consolidated EBITDA financial covenant;

  viii)
  We added a financial covenant requiring consolidated EBITDA minus capital expenditures to be at least (a) ($1,000,000) with respect to the fiscal quarters ending December 31, 2008 and March 31, 2009, (b) $1.00 with respect to the fiscal quarter ending June 30, 2009, (c) $1,750,000 with respect to the fiscal quarter ending September 30, 2009, and (d) $3,500,000 with respect to the fiscal quarter ending December 31, 2009 and each fiscal quarter thereafter; and

  ix)
  We modified the minimum liquidity financial covenant to require a minimum liquidity amount of $17.5 million measured at the end of each fiscal month through August 31, 2009 and a minimum of $20 million at the end of each fiscal month thereafter. In addition, we are required to maintain at least 40% of our total cash, cash equivalents and short-term investments with Silicon Valley Bank.

iBasis, Inc.

Notes to Consolidated Financial Statements (Continued)

(11) Long-Term Debt (Continued)

        As of December 31, 2008, we were in violation of our minimum profitability covenant under the Loan Agreement. However, Silicon Valley Bank subsequently waived non-compliance of this covenant in the form of the modification to the Loan Agreement executed on January 26, 2009. In connection with this modification, we paid Silicon Valley Bank a modification fee of $52,500 and a revolving line renewal fee of $175,000.

        At December 31, 2008 and 2007, we had $27.1 million and $25.0 million, respectively, in borrowings outstanding, and had issued outstanding standby letters of credit of $2.6 million and $2.9 million, respectively, under the Loan Agreement.

        During the year ended December 31, 2008, we purchased certain software licenses for $1.7 million under a 30-month financing agreement, with payments due on a semi-annual basis through June 2010.

(12) Accrued Restructuring Costs

        At December 31, 2008, we had accrued restructuring costs of $1.1 million, which consisted of $0.5 million remaining in future payment obligations relating to a terminated New York City facility lease and $0.6 million of costs accrued for future lease obligations for certain vacant leased facilities, net of future sublease payments. Payments of these restructuring costs will be made through February 2011.

        A summary of accrued restructuring costs is as follows:

(In thousands)	Future Payment Obligation on Lease Termination	Contractual Lease Obligations Relating to Vacant Facilities	Total
Acquisition of acquired company liability	$771	$1,119	$1,890
Cash payments	(51)	(132)	(183)

Balance, December 31, 2007	720	987	1,707
Additional accrual	11	133	144
Cash payments	(241)	(509)	(750)

Balance, December 31, 2008	$490	$611	$1,101

Current portion, included in accrued expenses			$758
Long-term portion, included in other long-term liabilities			343

Total			$1,101

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

        These consolidated financial statements reflect the defined benefit plans on a multi-employer basis in accordance with SFAS No. 87, "Employers' Accounting for Pensions". As such, Royal KPN allocated costs associated with the pension plans to KPN GCS based upon a ratio of weighted pensionable income for service costs and allocates costs associated with other components of pension expense, such as interest costs, amortization of actuarial gains/losses, etc., based on projected benefit obligations relative to the total projected benefit obligation of the plans.

        Pension expense allocated to KPN GCS from Royal KPN for its employees participating in Royal KPN pension plans was approximately $0.5 million, $0.1 million, and $0.4 million, for the years ended December 31, 2008, 2007 and 2006, respectively.

        Dutch employees of Royal KPN are also eligible for early retirement benefits. This plan is accounted for in accordance with SFAS No. 87 (as amended by FAS 158). The early retirement plan is neither funded nor insured through a third party, but is paid directly by KPN GCS to the early retirement employees. Royal KPN allocated early retirement expenses (service costs, interest costs, prior service costs, and actuarial gains and losses) to KPN GCS based on a ratio of service costs relating to its employees relative to the Royal KPN early retirement costs. Until September 30, 2007, Royal KPN allocated the early retirement provision to KPN GCS based on a ratio of the projected benefit obligation relating to its employees relative to Royal KPN' projected benefit obligation. Early retirement expenses were $0, $2,000, and $62,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

        As a result of the closing of the KPN Transaction on October 1, 2007, the liability relating to early retirement obligations is no longer being allocated to us by Royal KPN. Accordingly, there was no obligation for early retirement benefits in our consolidated balance sheet as of December 31, 2008 and 2007.

iBasis, Inc.

Notes to Consolidated Financial Statements (Continued)

(14)   Commitments and Contingencies

Commitments

        We lease our administrative and operating facilities, which expire at various dates through 2018. The future approximate minimum lease payments under such operating leases as of December 31, 2008 consist of the following:

Year ended December 31,	(in thousands)
2009	$2,784
2010	877
2011	392
2012	277
2013	293
Thereafter	1,517

Total future minimum lease payments	$6,140

        At December 31, 2008, we had commitments with certain telecommunications carriers for the termination of minutes for the year ended December 31, 2008 totaling $20.5 million. As of December 31, 2008, we did not have any other material purchase obligations, or other material long-term commitments reflected on our consolidated balance sheet.

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

        In September 2001, the complaints were consolidated and allege that our prospectuses failed to disclose these arrangements. The consolidated complaint seeks an unspecified amount of monetary damages and other relief. In October 2002, the individual defendants were dismissed from the litigation by stipulation and without prejudice and subject to an agreement to toll the running of time-based defenses. In February 2003, the district court denied our motion to dismiss.

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

        We cannot estimate potential losses, if any, from these matters or whether, in light of our insurance coverage, any loss would be material to our financial condition, results of operations or cash flows. As such, no amounts have been accrued as of December 31, 2008.

SEC Option Investigation

        We announced on October 20, 2006, that we were contacted by the SEC as part of an informal inquiry and we further disclosed on March 29, 2007, on our Current Report on Form 8-K, that the SEC had notified us that we would be receiving a formal order of investigation relating to our stock option practices. On April 13, 2007, we received the formal order of investigation. The SEC investigation sought documents and information from us relating to the grant of our options from 1999 through 2006. The SEC has taken testimony from individuals including certain of our current and former officers and directors. We have cooperated fully with the SEC investigation and we are in communication with the SEC staff regarding the outcome of the investigation. There is no assurance that we will be able to resolve the SEC investigation on acceptable terms without the institution of enforcement proceedings by the SEC against us or one or more of our senior executive officers or that other inquiries will not be commenced by other U.S. federal, state or other regulatory agencies. An SEC enforcement proceeding could seek an injunction against future violations of the securities laws, a civil penalty and, as to individual executives, disgorgement and a bar order against serving as an officer or director of a publicly traded company. A bar order as to any of our senior executive officers would deprive us of any such executive's services and could have a material adverse affect on our business.

        We cannot estimate the amount of losses, if any, from the SEC investigation, or whether any loss would be material to our financial condition, results of operations or cash flows. As such, no amounts have been accrued as of December 31, 2008.

Sub-Distributor Action

        On September 20, 2007, J & J Communications ("J & J"), a sub-distributor of calling cards distributed through iBasis distributor Abdul Communications ("Abdul"), amended a complaint filed in the United States District Court for the District of Maryland against Abdul, to add iBasis and PCI, a

iBasis, Inc.

Notes to Consolidated Financial Statements (Continued)

(14)   Commitments and Contingencies (Continued)

wholesale calling-card provider ("PCI"), as defendants in the matter. The complaint asserts that J & J has lost and continues to lose money because iBasis and PCI deactivated calling cards for which J & J allegedly paid. J & J is seeking in excess of $1.0 million dollars, plus punitive damages, attorneys fees and litigation costs based on a variety of claims against Abdul, iBasis, and PCI, predicated on contractual theories, various torts, conspiracy and an alleged violation of § 201 of the Telecommunications Act. With respect to iBasis, J & J alleges both direct liability and vicarious liability, for its alleged status as principal in an alleged agency relationship with Abdul. iBasis responded to the amended complaint through an answer and motion to dismiss on February 8, 2008. On June 2, 2008, the Court dismissed the conspiracy and Telecommunications Act claims. Discovery is proceeding as to the remaining claims.

        We cannot estimate the amount of losses, if any, from this matter, or whether any loss would be material to our financial condition, results of operations or cash flows. As such, no amount has been accrued as of December 31, 2008.

Bankruptcy Preference Claim

        On April 24, 2001 (the "Petition Date"), World Access, Inc. ("World Access"), WorldxChange Communications, Inc. ("WorldxChange"), and Facilicom International, LLC ("Facilicom"), together with other related debtors (collectively, the "Debtors"), filed voluntary petitions for relief under chapter 11 of title 11 of the United States Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the Northern District of Illinois (Eastern Division). The Debtors' cases are jointly administered but have not been substantively consolidated. Prior to the Petition Date, we and the Debtors engaged in a reciprocal business relationship. On or about April 21, 2003 the Debtors initiated a large number of avoidance actions, including an adversary proceeding in which the Debtors asserted claims against us for allegedly preferential transfers and nonpayment of overdue amounts owed by iBasis to the Debtors totaling approximately $2.1 million. We have asserted defenses to the claims, invoked statutory defenses and filed proofs of claim for approximately $0.5 million to which the trustee for the Debtors has objected. We expect to engage in a mediation to attempt to resolve these claims during the first quarter of 2009 and have determined that it is probable that we will incur a liability of approximately $0.5 million and, accordingly, we have accrued that amount as of December 31, 2008.

Consumer Class Action

        We were named in a putative consumer class action complaint, filed in the United States District Court for the District of New Jersey. We were served on May 27, 2008. The putative class action plaintiff, Orlando Ramirez, asserted violations of consumer protection statutes in New Jersey and other states on behalf of an asserted nationwide class of purchasers due to an alleged failure to adequately disclose the actual calling time available on iBasis' prepaid calling cards. We filed a motion to change venue to the Eastern District of New York where named plaintiff resides and purchased the card. Plaintiffs were granted a voluntary dismissal, without prejudice, on July 9, 2008. On December 19, 2008, a substantially similar complaint was filed against us on behalf of Mr. Ramirez in the United States District Court for the Eastern District of New York. As of March    , 2009, we have not been served with this complaint. We believe that we have substantial defenses to the claims alleged in the complaint and, if served, we intend to vigorously defend against the claims asserted. We cannot estimate the amount of losses, if any, from this matter, or whether any loss would be material to our financial

iBasis, Inc.

Notes to Consolidated Financial Statements (Continued)

(14)   Commitments and Contingencies (Continued)

condition, results of operations or cash flows. As such, no amount has been accrued as of December 31, 2008.

Other Matters

        We are also subject to suits for collection, related commercial disputes, claims by former employees, claims related to certain taxes, claims from carriers and foreign service partners over reconciliation of payments for circuits, Internet bandwidth and/or access to the public switched telephone network, and claims from estates of bankrupt companies alleging that we received preferential payments from such companies prior to their bankruptcy filings. We cannot estimate the amount of losses, if any, from these matters, or whether any loss would be material to our financial condition, results of operations or cash flows. As such, no amount has been accrued as of December 31, 2008.

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

Intellectual Property Cross-Licenses

        In connection with the closing of the KPN Transaction, iBasis entered into an Intellectual Property License Agreement with Royal KPN. Pursuant to the agreement, iBasis has been granted a worldwide, non-transferable, and non-exclusive license to use Royal KPN' portfolio of patents and certain other Royal KPN intellectual property, and Royal KPN has been granted a worldwide, non-transferable, and non-exclusive license to use iBasis' portfolio of patents.

Revenue and Data and Telecommunication Costs

        Revenue from KPN and its subsidiaries amounted to $226.1 million, $197.3 million, and $209.2 million for the years ended December 31, 2008, 2007 and 2006, respectively, and is reported in Net revenue from related parties in the Consolidated Statement of Operations.

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

        Data and telecommunication costs purchased from KPN and its subsidiaries amounted to $105.8 million, $114.2 million and $134.3 million for the years ended December 31, 2008, 2007 and 2006, respectively, and is reported in Data and telecommunications costs—related parties in the Consolidated Statement of Operations. These costs relate to services for the procurement and transmission of sending and receiving traffic (provided to KPN GCS by KPN and its subsidiaries). Agreements between KPN GCS and KPN and its subsidiaries for the sale of wholesale international minutes were made at various prices and quantities.

Allocated expenses

        Historically, KPN GCS relied on KPN for a substantial part of its operational and administrative support, for which it was allocated costs primarily consisting of costs for centralized research, legal, human resources, payroll, accounting, employee benefits, facilities, insurance, information technology, telecommunications, treasury and other corporate and infrastructure costs. These expenses were allocated based on the ratio of KPN GCS revenue, operating expenses, and number of employees compared to comparable revenue, operating expenses, and number of employees of KPN, as appropriate for each cost category. However, these allocated expenses did not necessarily reflect the utilization of services provided to or the benefits received by KPN GCS.

        Since the date of the KPN Transaction, as part of our integration process, we have reduced the level of services and support required from KPN for our Netherlands operations. In certain cases, such as audit fees, we are now directly responsible for these costs. As a result of our integration efforts to-date, costs incurred directly from KPN have been substantially reduced from previous periods. To further capture cost savings from our integration efforts, we are restructuring our operations in The Netherlands. We expect that our operations in The Netherlands will become primarily sales and product management, with strategic support from locations outside The Netherlands. As this plan has not yet been finalized, we cannot yet determine the amount of any future restructuring charges we may incur and the timing of such charges. In addition, in the future, we will be further reducing the operational services we purchase from KPN as integration projects are completed.

        Engineering and network operations expenses include allocated costs from KPN, which were $6.2 million, $8.4 million and $8.9 million for the years ended December 31, 2008, 2007 and 2006, respectively. The decline in costs in 2008 compared to 2007 reflects less required support from KPN for our TDM network.

        Selling, general and administrative expenses include allocated corporate and divisional costs from KPN, which were $2.5 million, $13.3 million and $20.8 million for the years ended December 31, 2008, 2007 and 2006, respectively. The significant decline in costs in 2008 compared to 2007 reflects significantly lower costs for information services and other corporate administrative support.

        Prior to the KPN Transaction, there was no allocation of interest expense from KPN as there was no debt specific to KPN GCS.

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

        In 2008, KPN forgave $0.8 million in expenses incurred by KPN GCS since the closing of the KPN Transaction. As a result, the amount due to KPN has been reduced by this amount and was recorded as a contribution to equity. These expenses have been recorded in our results of operations. The total amount of $14.7 million due to KPN was scheduled to be paid by iBasis in three successive quarterly installments through the third quarter of 2008, with interest at the rate of 6% per annum. In May 2008, we made the first payment of $5.2 million, including interest, to KPN. In September 2008, we revised the terms of the remaining balance of $10.3 million due to KPN to extend the payment date on the second installment payment to March 2009 and the final installment to June 2009. In addition, the interest rate was increased to 7% on the principal amount due, effective October 1, 2008, and we paid additional interest of $60,000 relating to the extension of the second installment that was due June 30, 2008.

        As of December 31, 2008 and 2007, unpaid principal and accrued interest due to KPN was $10.5 million and $15.5 million, respectively.

Accounts Payable and Accounts Receivable to Related Parties

        As of December 31, 2008, we had accounts receivable due from KPN and its subsidiaries of $2.1 million and this amount is reflected in Accounts receivable—related parties on the Consolidated Balance Sheets. This amount is net of $10.5 million outstanding that is due to KPN, including interest, for the post-closing working capital and debt adjustments of iBasis and KPN GCS. As of December 31, 2007, we had accounts payable to KPN and its subsidiaries of $11.8 million and this amount is reflected in Accounts payable—related parties on the Consolidated Balance Sheets. This balance included the $15.5 million due to KPN for the post-closing working capital and debt adjustments of iBasis and KPN GCS.

(16)   Stockholders' Equity

Authorized Capital Stock

        We have authorized for issuance 170 million shares of common stock, $0.001 par value per share.

        We also have authorized for issuance 15 million shares of preferred stock, $0.001 par value per share. There are no shares of preferred stock issued or outstanding.

iBasis, Inc.

Notes to Consolidated Financial Statements (Continued)

(16)   Stockholders' Equity (Continued)

Stock Incentive Plan

        At the Annual Meeting of Shareholders held on September 27, 2007, the shareholders of iBasis, Inc. approved the adoption of the iBasis, Inc. 2007 Stock Plan. The 2007 Stock Plan authorizes the grant of up to 3,500,000 shares of common stock for the issuance of stock options, restricted and unrestricted stock awards and other stock-based awards to employees, consultants and directors of iBasis. Under the terms of the 2007 Stock Plan, the exercise price of options granted shall be determined by the Board of Directors and for incentive stock options shall not be less than fair market value of our common stock on the date of grant. Options vest quarterly in equal installments over four years, provided that no options shall vest during the employees' first year of employment. The expiration date of each stock option shall be determined by the Board of Directors, but shall not exceed 10 years from the date of grant. The 2007 Stock Plan replaces the iBasis, Inc. Amended and Restated 1997 Stock Incentive Plan, which expired on August 11, 2007. Pursuant to the terms of the Amended and Restated 1997 Stock Incentive Plan, all outstanding options under such plan will remain in effect until they expire by their terms.

Warrants

        At December 31, 2008, we had the following warrants to purchase shares of our common stock outstanding:

	Shares Outstanding	Exercise Price Per Share
	(In thousands)
Warrant issued for investment banking services in connection with private equity placement of iBasis in September 2004	365	$6.30
Warrant issued for investment banking advisory services for iBasis in 2006	67	9.00

Total warrants outstanding	432

(17)   Foreign Currency Translation of Historical KPN GCS Financial Statements

        The historical KPN GCS financial statements were denominated in Euros, the reporting currency of KPN GCS. The financial statements were translated into US dollars for inclusion in this Form 10-K.

iBasis, Inc.

Notes to Consolidated Financial Statements (Continued)

(18)   Summary of Quarterly Information (Unaudited)

        The following table reflects our quarterly results of operations for the years ended December 31, 2008 and 2007.

Year Ended December 31, 2008	First Quarter	Second Quarter	Third Quarter	Fourth Quarter(1)	Total Year
Total net revenue	$324,903	$360,840	$338,023	$299,819	$1,323,585
Total costs and operating expenses	323,178	357,310	336,820	514,810	1,532,118

Income (loss) from operations	1,725	3,530	1,203	(214,991)	(208,533)

Net income (loss)	$(2,072)	$13	$3,294	$(232,224)	$(230,989)

Basic and diluted net income (loss) per share	$(0.03)	$0.00	$0.05	$(3.26)	$(3.15)

Year Ended December 31, 2007	First Quarter(2)	Second Quarter(2)	Third Quarter	Fourth Quarter	Total Year
Total net revenue	$178,550	$193,684	$215,679	$350,645	$938,558
Total costs and operating expenses	170,867	182,508	210,002	350,377	913,754

Income from operations	7,683	11,176	5,677	268	24,804
Net income (loss)	$5,639	$8,357	$4,146	$(2,019)	$16,123

Basic and diluted net income (loss) per share	$0.14	$0.21	$0.10	$(0.03)	$0.33

(1)
Total costs and operating expenses includes goodwill impairment charge of $214.7 million (see Note 8).

(2)
First quarter 2007 costs and operating expenses and income from operations has been revised for $1.3M of costs that were previously capitalized that should have been expensed. Included in this amount is $964,000 of costs related to the year ended December 31, 2006 that were corrected in the first quarter of 2007. This adjustment reduced net income by $1.0 million and basic and diluted net income per share by $0.02. Second quarter 2007 costs and operating expenses and income from operations has also been revised for $357,000 of costs that were previously capitalized that should have been expensed. This adjustment reduced net income by $266,000 and basic and diluted net income per share by $0.01 per share.

Item 9.    Change in and Disagreements with Accountants on Accounting and Financial Disclosure

  Not applicable

Item 9A.    Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

(a)   Evaluation of Disclosure Controls and Procedures.

        Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

        Based on management's evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2008, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

(b)   Management's Annual Report on Internal Control Over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act.

        Our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control—Integrated Framework. Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2008 based on the criteria set forth by COSO in Internal Control—Integrated Framework.

        Our independent registered public accounting firm, PricewaterhouseCoopers LLP, that audited the financial statements included in this annual Report on From 10-K has issued an attestation report on our internal control over financial reporting as of December 31, 2008, which is included in Item 8 of this annual report on Form 10-K.

(c)   Changes in Internal Control

        There were no changes in our internal control over financial reporting, identified in connection with the evaluation of such internal control that occurred during the fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

  Not applicable

 PART III

Item 10.    Directors, Executive Officers and Corporate Governance

        Information required by this item is included under the captions "Management and Corporate Governance Matters," "Section 16(a) Beneficial Ownership Reporting Compliance," and "Code of Conduct and Ethics" in the iBasis' Proxy Statement for the 2009 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 11.    Executive Compensation

        The information required by this item is included under the captions "Executive Officer and Director Compensation," "Compensation Discussion and Analysis," "Management and Corporate governance Matters—Compensation Committee Interlocks and Insider Participation," "Compensation Committee Report" in the iBasis' Proxy Statement for the 2009 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information required by this item is included under the captions "Security Ownership of Certain Beneficial Owners and Management" and "Equity Compensation Plan Information" in the iBasis' Proxy Statement for the 2009 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        The information required by this item is included under the captions "Certain Relationships and Related Transactions" and "Management and Corporate Governance Matters" in the iBasis' Proxy Statement for the 2009 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14.    Principal Accounting Fees and Services

        The information required by this item is included under the caption "Independent Public Accountants" in the iBasis' 2009 Proxy Statement for the 2009 Annual Meeting of Stockholders and is incorporated herein by reference.

 PART IV

Item 15.    Exhibits, Financial Statements and Schedules

        (a)   We have filed the following documents as part of this Annual Report on Form 10-K:

  (1) Financial Statements:

        (2) Index to Financial Statements Schedules:    All financial statement schedules have been omitted because the required information is included in our consolidated financial statements, or the related notes, or is not applicable.

  (3) Index to Exhibits:

Exhibit Number	Description
2.1	Share Purchase and Sale Agreement between the Registrant and KPN B.V. (formerly KPN Telecom B.V.), dated as of June 21, 2006 (incorporated by reference from Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q filed August 9, 2006 (file no. 000-27127)).
2.1.1	Amendment No. 1 to Share Purchase and Sale Agreement between the Registrant and KPN B.V. dated as of December 18, 2006 (incorporated by reference from Exhibit 10.1 to the Registration's Current Report on Form 8-K filed December 18, 2006 (file no. 000-27127)).
2.1.2	Amendment No. 2 to Share Purchase and Sale Agreement between the Registrant and KPN B.V. dated as of April 27, 2007 (incorporated by reference from Exhibit 10.1 to the Registration's Current Report on Form 8-K filed April 27, 2007 (file no. 000-27127)).
2.1.3	Amendment No. 3 to Share Purchase and Sale Agreement between the Registrant and KPN B.V. dated as of August 1, 2007 (incorporated by reference from Exhibit 10.1 to the Registration's Current Report on Form 8-K filed August 7, 2007 (file no. 000-27127)).
3.1	First Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference from Exhibit 4.1 to the Registrant's Registration Statement on Form S-8 filed on December 21, 2007 (file no. 333-148307)).
3.2	Second Amended and Restated By-Laws of the Registrant (incorporated by reference from Exhibit 3.01 to the Registrant's Current Report on Form 8-K filed on October 5, 2007 (file no. 000-27127)).
3.2.1	Amendment No. 1 to the Second Amended and Restated By-Laws of the Registrant (incorporated by reference from Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed on November 14, 2007 (file no. 000-27127)).

Exhibit Number	Description
10.1	Lease, dated January 8, 1999, as amended, between the Registrant and Rodger P. Nordblom and Peter C. Nordblom as Trustees of Northwest Associates under Declaration of Trust dated December 9, 1971 with respect to property located at 20 Second Avenue, Burlington, Massachusetts (incorporated by reference from Exhibit 10.1 to the Registrant's Registration Statement on Form S-1 (file no. 333-85545)).
10.2	Lease, dated as of August 7, 1998, between the Registrant and 111 Eighth Avenue LLC, relating to property located at 111 Eighth Avenue, New York, New York (incorporated by reference from Exhibit 10.3 to the Registrant's Registration Statement on Form S-1 (file no. 333-85545)).
10.3	Lease, dated December 11, 1998 between the Registrant and Downtown Properties L.L.C., with respect to property located at 611 Wilshire Boulevard, Los Angeles, California (incorporated by reference from Exhibit 10.4 to the Registrant's Registration Statement on Form S-1 (file no. 333-85545)).
10.4	Lease, dated October 22, 1999, between the Registrant and Roger P. Nordblom and Peter C. Nordblom, as Trustees of N.W. Building 1 Associates under Declaration of Trust dated November 11, 1984 and filed with the Middlesex South Registry District of the Land Court as Document Number 674807 with respect to property located at 10 Second Avenue, Burlington, Massachusetts (incorporated by reference from Exhibit 10.28 to the Registrant's Registration Statement on Form S-1 (file no. 333-96535)).
10.5	iBasis, Inc. 2007 Stock Plan (incorporated by reference from Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on October 3, 2007 (file no. 000-27127)).
10.6†	2008 Executive Officer Bonus Plan (incorporated by reference from Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on March 3, 2008 (file no. 000-27127)).
10.7*†	2009 Executive Officer Bonus Plan.
10.8*†	Company 409A Policy.
10.9†	Form of Stock Option Agreement under the iBasis, Inc. 2007 Stock Plan (incorporated by reference from Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on October 3, 2007 (file no. 000-27127)).
10.10†	Employment Agreement between the Registrant and Ofer Gneezy, dated as of August 11, 1997 (incorporated by reference from Exhibit 10.9 to the Registrant's Registration Statement on Form S-1 (file no. 333-85545)).
10.11†	Employment Agreement between the Registrant and Gordon J. VanderBrug, dated as of August 11, 1997. (incorporated by reference from Exhibit 10.10 to the Registrant's Registration Statement on Form S-1 (file no. 333-85545)).
10.12†	Offer Letter and Employment Agreement, between the Registrant and Mark S. Flynn, dated January 30, 2007 (incorporated by reference from Exhibit 10.77 to the Registrant's Quarterly Report on Form 10-Q for the three months ended March 31, 2007 (file no. 000-27127)).
10.13†	Offer Letter between the Registrant and Edwin van Ierland, dated September 11, 2007 (incorporated by reference from Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the three months ended September 30, 2007 (file no. 000-27127)).
10.14†	Offer Letter between the Registrant and Richard Tennant, dated as of September 17, 2001 and Employment Agreement, dated as of September 20, 2001 (incorporated by reference from Exhibit 10.30 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2001 (file no. 000-27127)).

Exhibit Number	Description
10.15†	Offer Letter between the Registrant and Paul Floyd, dated as of April 2, 2001 and Proprietary Information and Inventions Agreement dated April 12, 2001 (incorporated by reference from Exhibit 10.31 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2001 (file no. 000-27127)).
10.16	First Amended and Restated Registration Rights Agreement, dated as of July 12, 1999, among the Registrant and the holders of the capital stock of the Registrant who become parties thereto (incorporated by reference from Exhibit 10.17 to the Registrant's Registration Statement on Form S-1 (file no. 333- 85545)).
10.17	Second Amended and Restated Loan and Security Agreement dated October 2, 2007, between iBasis, Inc. and Silicon Valley Bank (incorporated by reference from Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on October 9, 2007 (file no. 000-27127)).
10.18	First Loan Modification Agreement dated as of April 28, 2008 between Silicon Valley Bank and iBasis, Inc. (incorporated by reference from Exhibit 99.1 to the Registrant's Current Report on Form 8-K filed May 2, 2008 (file no. 000-27127)).
10.19	Second Loan Modification Agreement dated as of September 30, 2008 between Silicon Valley Bank and iBasis, Inc. (incorporated by reference from Exhibit 99.1 to the Registrant's Current Report on Form 8-K filed October 6, 2008 (file no. 000-27127)).
10.20*	Third Loan Modification Agreement dated as of December 30, 2008 between Silicon Valley Bank and iBasis, Inc. and signed on January 26, 2009.
10.21	Form of Common Stock Purchase Warrant issued by the Registrant pursuant to the terms of the Securities Purchase Agreement, dated as of September 24, 2004, by and among the Registrant and the Purchasers (as defined therein) to each of the Purchasers (incorporated by reference from Exhibit 10.3 to the Registrant's Current Report on Form 8-K dated September 24, 2004 (file no. 000-27127)).
10.22	Common Stock Purchase Warrant issued by the Registrant to Tejas Securities Group, Inc. on September 24, 2004. (incorporated by reference from Exhibit 10.70 to the Registrant's Form S-1, filed October 18, 2004 (file no. 333-119796).
10.23	Registration Rights Agreement dated as of October 1, 2007, between iBasis, Inc. and KPN B.V. (incorporated by reference from Exhibit 4.01 to the Registrant's Current Report on Form 8-K, filed October 5, 2007 (file no. 333-27127)).
21.1*	Significant Subsidiaries of the Registrant.
23.1*	Consent of Independent Registered Public Accounting Firm.
23.2*	Consent of Independent Registered Public Accounting Firm.
31.1*	Certificate of iBasis, Inc. Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certificate of iBasis, Inc. Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32‡	Certificate of iBasis, Inc Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†
Indicates management compensatory plan, contract or arrangement.

*
Filed herewith.

‡
Furnished herewith.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

iBASIS, INC.
March 13, 2009	By:	/s/ OFER GNEEZY Ofer Gneezy President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ OFER GNEEZY Ofer Gneezy	President and Chief Executive Officer and Director (Principal Executive Officer)	March 13, 2009
/s/ GORDON VANDERBRUG Gordon J. VanderBrug	Executive Vice President and Director	March 13, 2009
/s/ RICHARD TENNANT Richard G. Tennant	Senior Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)	March 13, 2009
/s/ EELCO BLOK Eelco Blok	Director	March 13, 2009
/s/ ROBERT BRUMLEY Robert H. Brumley	Director	March 13, 2009
/s/ CHARLES CORFIELD Charles N. Corfield	Director	March 13, 2009
/s/ JOOST FARWERCK Joost Farwerck	Director	March 13, 2009
/s/ W. FRANK KING W. Frank King	Director	March 13, 2009