Form 10-Q
period 2009-03-31
IBASIS INC
filed 2009-05-08
CIK 1091756

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
OR
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

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether each registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☒

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, par value $0.001 per share, as of April 30, 2009            71,228,328

iBASIS, INC.
Index

Part I—Financial Information

Item 1.    Financial Statements

iBasis, Inc.

Condensed Consolidated Balance Sheets

(unaudited)

	March 31, 2009	December 31, 2008
	(in thousands, except per share data)
Assets
Cash and cash equivalents	$48,567	$56,912
Accounts receivable and unbilled revenue—external parties, net of allowance for doubtful accounts of $3,546 and $5,178, respectively	228,526	234,946
Accounts receivable—related parties	2,205	2,053
Prepaid expenses and other current assets	6,396	6,477

Total current assets	285,694	300,388
Property and equipment, net	33,058	34,836
Other assets	1,437	1,573
Intangible assets, net	82,369	87,206
Goodwill	17,324	17,324

Total assets	$419,882	$441,327

Liabilities and Stockholders' Equity
Accounts payable—external parties	$186,458	$155,676
Accrued expenses	109,003	151,685
Deferred revenue	12,507	13,894
Current portion of long-term debt	665	577

Total current liabilities	308,633	321,832
Long-term debt, net of current portion	21,349	27,380
Deferred income taxes	2,439	2,534
Other long-term liabilities	950	1,063

Total liabilities	333,371	352,809

Stockholders' equity:
Common stock, $0.001 par value, authorized—170,000 shares; issued—76,204 and 76,204 shares; outstanding—71,228 and 71,228 shares, respectively	76	76
Additional paid-in capital	338,176	337,590
Treasury stock at cost; 4,976 and 4,976 shares, respectively	(15,000)	(15,000)
Accumulated other comprehensive loss	(2,033)	(1,140)
Accumulated deficit	(234,708)	(233,008)

Total stockholders' equity	86,511	88,518

Total liabilities and stockholders' equity	$419,882	$441,327

The accompanying notes are an integral part of these condensed consolidated financial statements.

iBasis, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended March 31,
	2009	2008
	(in thousands, except per share data)
Net revenue—external parties	$211,829	$274,669
Net revenue—related parties	43,678	50,234

Total net revenue	255,507	324,903

Costs and operating expenses:
Data communications and telecommunications—external parties (excluding depreciation and amortization)	209,248	266,379
Data communications and telecommunications—related parties (excluding depreciation and amortization)	15,268	23,119
Engineering and network operations expenses	5,001	6,628
Selling, general and administrative expenses	17,206	19,821
Depreciation and amortization	8,237	7,231

Total costs and operating expenses	254,960	323,178

Income from operations	547	1,725
Interest income	77	440
Interest expense	(698)	(883)
Foreign exchange loss, net	(563)	(251)

Income (loss) before provision for income taxes	(637)	1,031
Provision for income taxes	1,063	3,103

Net loss	$(1,700)	$(2,072)

Net loss per share:
Basic	$(0.02)	$(0.03)
Diluted	$(0.02)	$(0.03)
Weighted average common shares outstanding:
Basic	71,228	74,952
Diluted	71,228	74,952

The accompanying notes are an integral part of these condensed consolidated financial statements.

iBasis, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended March 31,
	2009	2008
	(in thousands)
Cash flows from operating activities:
Net loss	$(1,700)	$(2,072)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	8,237	7,231
Stock-based compensation	586	579
Provision for doubtful accounts receivable	218	—
Changes in assets and liabilities:
Accounts receivable and unbilled revenue—external parties	6,202	6,243
Accounts receivable—related parties	4,677	—
Prepaid expenses and other current assets	81	(6,128)
Other assets	136	(18)
Accounts payable—external parties	30,356	(17,465)
Accounts payable—related parties	—	(2,643)
Accrued expenses	(42,256)	17,184
Deferred revenue	(1,387)	(1,643)
Long-term deferred income taxes	(95)	(236)
Other long-term liabilities	(113)	(191)

Net cash provided by operating activities	4,942	841

Cash flows from investing activities:
Purchases of property and equipment	(1,550)	(3,923)
Maturities of available-for-sale short-term marketable investments	—	1,999
Decrease in other long-term assets	—	5,000

Net cash provided by (used in) investing activities	(1,550)	3,076

Cash flows from financing activities:
Bank borrowings (repayments)	(6,314)	5,000
Partial payment of loan from related party	(4,829)	—
Proceeds from exercises of common stock options	—	336
Payments of principal on capital lease obligations	—	(565)
Dividend payment related to warrant exercise	—	(323)

Net cash provided by (used in) financing activities	(11,143)	4,448

Effect of exchange rate changes on cash and cash equivalents	(594)	(439)

Net increase (decrease) in cash and cash equivalents	(8,345)	7,926
Cash and cash equivalents, beginning of period	56,912	63,735

Cash and cash equivalents, end of period	$48,567	$71,661

Supplemental disclosure of cash flow information:
Interest paid	$1,198	$527
Taxes paid	$838	$2,325
Supplemental disclosure of non-cash investing and financing activities:
Common stock issued in exchange for cashless warrant exercise	$—	$192
Contribution to equity for forgiveness of costs billed by related party	$—	$1,297
Contribution to equity for expenses paid directly by related party	$—	$118
Property and equipment acquired under long-term financing arrangement	$359	$1,731

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

        Our operations consist of our wholesale trading business ("Trading"), in which we connect buyers and sellers of international telecommunications services, and our retail services business ("Retail"). Our Trading business also includes Outsourcing revenue which we generate as a managed services provider of wholesale international voice services for specific carrier customers, including KPN B.V. ("KPN") which owns a majority of our outstanding common stock.

        In our Trading business we receive voice traffic from buyers—originating telecommunications carriers who are interconnected to our network via Voice over Internet Protocol ("VoIP") or traditional time division multiplexing ('TDM") connections, and we route that traffic over our network to sellers—local service providers and telecommunications carriers in the destination countries with whom we have established agreements to manage the completion or termination of calls. We offer our Trading service on a wholesale basis to carriers, mobile operators, consumer VoIP companies, telephony resellers and other service providers worldwide. Our Outsourcing revenue currently consists of international voice traffic we terminate for KPN and its affiliates and for TDC, a leading telecommunications carrier in Denmark.

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

        Although iBasis acquired all of the outstanding capital stock of KPN GCS, after the closing of the transaction, KPN holds a majority of the outstanding common stock of iBasis and KPN's director designees are expected to represent, at a future date, a majority of the Company's board of directors. Accordingly, for accounting and financial statement purposes, the KPN Transaction was treated as a reverse acquisition of iBasis by KPN GCS under the purchase method of accounting and the financial results of KPN GCS became the historical financial results of the combined company and replaced the historical financial results of iBasis as a stand-alone company.

Presentation

        The unaudited condensed consolidated financial statements presented herein have been prepared by us and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair presentation. Interim results are not necessarily indicative of results for a full year. The condensed consolidated balance sheet as of December 31, 2008 was derived from our audited financial statements.

        The unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, but we believe that the disclosures are adequate to make the information presented not misleading.

        Intercompany balances and transactions with KPN and its other subsidiaries ("related parties") have not been eliminated, but are presented herein as balances and transactions with related parties.

New Accounting Pronouncements

        In December 2007, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141 (revised 2007) ("SFAS No. 141R"), "Business Combinations" and SFAS No. 160 ("SFAS No. 160"), "Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51." SFAS No. 141R changes how business acquisitions are accounted for and impacts financial statements both on the acquisition date and in subsequent periods. SFAS No. 160 changes the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS No. 141R and SFAS No. 160 were effective beginning the first fiscal quarter of 2009. With our adoption of SFAS No. 141R on January 1, 2009, previously reserved pre-acquisition net operating losses will reduce income tax expense when utilized or when the valuation allowance for such net operating losses is released, which may have a material effect on our results operations and financial position in 2009 and in future years. Prior to January 1, 2009, the utilization of previously reserved pre-acquisition net operating losses reduced goodwill. The adoption of

iBasis, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

(1) Business and Presentation (Continued)

SFAS No. 160 on January 1, 2009 did not have a material effect on our statements of financial position, results of operations or cash flows.

        In March 2008, the FASB issued SFAS No. 161 ("SFAS No. 161"), "Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133." The standard is intended to enhance the current disclosure framework in SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The standard requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008. The adoption of SFAS No. 161 on January 1, 2009 did not have a material effect on our financial position, results of operations or cash flows.

        In April 2008, the FASB issued FASB Staff Position No. FAS 142-3, "Determination of the Useful Life of Intangible Assets" ("FSP 142-3"), FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those years. FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset, under SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). FSP 142-3 is intended to improve the consistency between the useful life of an intangible asset determined under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141R and other generally accepted accounting principles. The adoption of FSP 142-3 on January 1, 2009 did not have a material effect on our financial position, results of operations or cash flows.

        In May 2008, the FASB issued SFAS ("SFAS No. 162"), "The Hierarchy of Generally Accepted Accounting Principles." SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles. SFAS No. 162 becomes effective 60 days following the Securities and Exchange Commission's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles." We do not expect that the adoption of SFAS No. 162 to have a material effect on our financial position, results of operations or cash flows.

(2) Net loss per share

        Basic and diluted net loss per common share is determined by dividing net loss by the weighted average common shares outstanding during the period.

iBasis, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

(2) Net loss per share (Continued)

        The following table summarizes common shares that have been excluded from the computation of basic and diluted weighted average common shares for the three months ended March 31, 2009 and 2008 because their inclusion would be anti-dilutive:

	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008
	(in thousands)
Options to purchase common shares	5,480	4,578
Warrants to purchase common shares	432	432

Total	5,912	5,010

(3) Stock-Based Compensation

        We issue stock options as an equity incentive to employees and non-employee directors under our 2007 Stock Plan (the "2007 Plan"). The stock options we issued under our 2007 Plan are for a fixed number of shares with an exercise price equal to the fair market value of our stock on the date of grant, which is the closing price as reported on the NASDAQ Stock Market LLC. The employee stock option grants under the 2007 Plan typically vest quarterly in equal installments over four years, provided that no options shall vest during the employees' first year of employment, and have a term of ten years.

        The 2007 Plan replaced the 1997 Stock Incentive Plan, which expired on August 11, 2007. All outstanding stock options granted under the 1997 Stock Incentive Plan will remain in effect until they expire according to their terms.

        The following table presents the stock-based compensation expense included in our unaudited condensed consolidated statements of operations:

	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008
	(in thousands)
Stock-based compensation expense:
Engineering and network operations	$147	$145
Selling, general and administrative	439	434

Total stock-based compensation	$586	$579

        During the three months ended March 31, 2009 and 2008, we granted stock options totaling 1.3 million shares and 1.3 million shares, respectively, to our directors, officers and employees. The fair

iBasis, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

(3) Stock-Based Compensation (Continued)

value of these stock option awards were estimated using the Black-Scholes model with the following assumptions:

	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008
Risk free interest rate	1.99%	2.62%
Dividend yield	0%	0%
Expected life	6.25 years	6.25 years
Volatility	100%	100%
Fair value of options granted	$0.74	$3.63

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

        No income tax benefit was realized from stock option exercises during the three months ended March 31, 2009 and 2008.

(4) Business Segment Information

        During the three months ended March 31, 2009 and 2008, we operated in two business segments, Trading and Retail. Our Trading business segment includes revenue from wholesale Trading and Outsourcing. We consider Outsourcing as part of our Trading segment as the products we sell are primarily the same products that we sell to our wholesale Trading customers and Outsourcing and wholesale Trading are managed as one business. Our Retail business segment consists primarily of our prepaid calling card services and Pingo, our prepaid calling service sold directly to consumers through an Internet website.

        A breakdown of our revenue and gross profit, defined as net revenue less data communications and telecommunications costs, for the three months ended March 31, 2009 and 2008 is as follows:

	Three Months Ended March 31, 2009		Three Months Ended March 31, 2008
	Revenue	Gross Profit	Revenue	Gross Profit
	(In millions)
Trading	$183.3	$19.8	$254.1	$21.7
Outsourcing	48.0	7.5	50.2	10.2
Retail	24.2	3.7	20.6	3.5

Total	$255.5	$31.0	$324.9	$35.4

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

        Operating results, excluding interest income and expense, foreign exchange gains or losses, and income tax expense, for our two business segments are as follows:

	Three Months Ended March 31, 2009
	(In thousands)
	Trading	Retail	Total
Net revenue—external parties	$187,631	$24,198	$211,829
Net revenue—related parties	43,678	—	43,678

Total net revenue	231,309	24,198	255,507

Data communications and telecommunication costs—external parties	188,719	20,529	209,248
Data communications and telecommunication costs—related parties	15,268	—	15,268

Total data communications and telecommunications	203,987	20,529	224,516

Gross profit	$27,322	$3,669	30,991

Engineering and network operations expenses			5,001
Selling, general and administrative expenses			17,206
Depreciation and amortization			8,237

Income from operations			$547

	Three Months Ended March 31, 2008
	(In thousands)
	Trading	Retail	Total
Net revenue—external parties	$254,096	$20,573	$274,669
Net revenue—related parties	50,234	—	50,234

Total net revenue	304,330	20,573	324,903

Data communications and telecommunication costs—external parties	249,287	17,092	266,379
Data communications and telecommunication costs—related parties	23,119	—	23,119

Total data communications and telecommunications	272,406	17,092	289,498

Gross profit	$31,924	$3,481	35,405

Engineering and network operations expenses			6,628
Selling, general and administrative expenses			19,821
Depreciation and amortization			7,231

Income from operations			$1,725

iBasis, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

(4) Business Segment Information (Continued)

        Assets relating to our Trading and Retail business segments consist of accounts receivable, net of allowance for doubtful accounts, customer and distributor relationships intangible assets and goodwill. We do not allocate cash and cash equivalents, prepaid expenses and other current assets, property and equipment, net, or other assets between Trading and Retail.

	As of March 31, 2009
	(In thousands)
	Trading	Retail	Total
Segment assets:
Accounts receivable and unbilled revenue—external parties, net	$221,211	$7,315	$228,526
Intangible assets—customer and distributor relationships, net	24,631	9,570	34,201
Goodwill	17,324	—	17,324

	$263,166	$16,885	280,051

Non-segment assets			139,831

Total assets			$419,882

	As of December 31, 2008
	(In thousands)
	Trading	Retail	Total
Segment assets:
Accounts receivable and unbilled revenue—external parties, net	$224,883	$10,063	$234,946
Intangible assets—customer and distributor relationships, net	26,147	10,420	36,567
Goodwill	17,324	—	17,324

	$268,354	$20,483	288,837

Non-segment assets			152,490

Total assets			$441,327

(5) Accounts Receivable and Unbilled Revenue—External Parties

        Accounts receivable—external parties, net consists of the following:

	As of March 31, 2009	As of December 31, 2008
	(In thousands)
Accounts receivable	$192,291	$183,763
Unbilled revenue	39,781	56,361

	232,072	240,124
Allowance for doubtful accounts	(3,546)	(5,178)

Total accounts receivable—external parties	$228,526	$234,946

        The majority of unbilled revenue relates to the previous month's traffic volume which is invoiced to our customers in the following month. The allowance for doubtful accounts reflects our best estimate

iBasis, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

(5) Accounts Receivable and Unbilled Revenue—External Parties (Continued)

of probable losses inherent in the accounts receivable balance. We determine the allowance based on specific known uncollectible accounts, historical experience, and other currently available evidence. During the three months ended March 31, 2009, we wrote-off approximately $2.0 million of previously reserved customer accounts receivable balances.

(6) Property and Equipment

        Property and equipment, net, consists of the following:

	As of March 31, 2009	As of December 31, 2008
	(In thousands)
Network equipment	$47,250	$47,047
Software	15,566	14,823
Leasehold improvements	1,629	1,629
Other tangible fixed assets	3,449	3,594

	67,894	67,093
Accumulated depreciation	(34,836)	(32,257)

Total property and equipment, net	$33,058	$34,836

        Total depreciation and amortization expense related to property and equipment was $3.4 million and $3.4 million for the three months ended March 31, 2009 and 2008, respectively.

(7) Goodwill and Other Intangible Assets

        In conjunction with the closing of the KPN Transaction on October 1, 2007, we originally recorded $248.8 million of goodwill, which is not being amortized (See discussion of Impairment below). Additionally, in connection with the KPN Transaction, we recorded $97.7 million of amortizing intangible assets, including trademarks and trade names, Trading customer and Retail distributor relationships, termination partner relationships and technology. The estimated useful life of trademarks and trade names is 15 years and is being amortized on a straight-line basis. The estimated useful life of Trading customer relationships is 10 years and the estimated useful life of Retail distributor relationships is 5 years and these intangible assets are being amortized using an economic consumption method to reflect the diminishing cash flows from these relationships over time. The estimated useful life of termination partner relationships is 5 years and is being amortized using an economic consumption method to reflect diminishing cash flows from these relationships over time. The estimated useful life of technology is 5 years and is being amortized on a straight-line basis.

        In connection with the closing of the TDC transaction on April 1, 2008, we recorded $10.1 million of intangible assets, primarily Trading customer relationships. The Trading customer relationships are being amortized over a 5 to 10 year period using the economic consumption method to reflect the diminishing cash flows from these relationships over time.

iBasis, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

(7) Goodwill and Other Intangible Assets (Continued)

        The following table summarizes other intangible assets:

	As of March 31, 2009		As of December 31, 2008
	At Cost	Accumulated Amortization	At Cost	Accumulated Amortization
	(In thousands)
Trademarks and trade names	$21,800	$(2,180)	$21,800	$(1,817)
Wholesale customer relationships	30,747	(6,116)	30,747	(4,616)
Retail distributor relationships	13,500	(3,930)	13,500	(3,080)
Termination partner relationships	8,400	(3,178)	8,400	(2,719)
Technology	33,300	(9,990)	33,300	(8,325)
Other	64	(48)	64	(48)

	$107,811	$(25,442)	$107,811	$(20,605)

        We currently expect to amortize the following remaining amounts of intangible assets as of March 31, 2009 in the fiscal periods as follows:

Year ending December 31,	(In thousands)
2009 (remaining nine months)	$14,529
2010	17,916
2011	16,382
2012	12,517
2013	3,875
Thereafter	17,150

Total	$82,369

Impairment

        We have two operating segments which are also our reporting units: (1) Trading and (2) Retail. As of March 31, 2009 and December 31, 2008, all goodwill was assigned to our Trading reporting unit.

        We perform an annual impairment test of its goodwill as required under the provisions of SFAS 142 on December 31 and whenever events or changes in circumstances would more likely than not reduce the fair value of a reporting unit below its carrying value. SFAS No. 142 requires that the impairment test be performed through the application of a two-step process. The first step compares the carrying value of our reporting units, which are our Trading and Retail operating segments, to their estimated fair values as of the test date. If fair value is less than carrying value, a second step must be performed to quantify the amount of the impairment, if any. We estimate the fair value of our reporting units using an income approach, as of December 31, 2008, which estimates fair value based upon future cash flows discounted to their present value. We then reconcile the estimated fair value of our reporting units to our overall market capitalization. Assessing the impairment of goodwill requires us to make certain significant assumptions, estimates and judgments, including future revenue, expenses, cash flows, discount rates and implied control premiums. The actual results may differ from

iBasis, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

(7) Goodwill and Other Intangible Assets (Continued)

these assumptions and estimates and it is possible that such differences could have a material impact on our financial statements.

        We base the valuation of our Trading reporting unit, in part, on i) our actual historical performance; ii) our estimate of the future performance of our Trading reporting unit and iii) projections developed by an independent analyst. As a result of our annual impairment analysis as of December 31, 2008, we concluded there had been an impairment of the carrying value of goodwill of $214.7 million as of December 31, 2008. In addition, the carrying value of goodwill was further reduced by $16.8 million, to $17.3 million, as of December 31, 2008, as a result of the utilization of previously reserved pre-acquisition net operating losses.

        For intangible assets, we assess the carrying value of these assets whenever events or circumstances indicate that the carrying value may not be recoverable. We determined that the adverse business climate and the significant drop in our market capitalization experienced during the fourth quarter of fiscal 2008 were significant events that indicated that the carrying amount of our intangible assets might not be recoverable. SFAS No. 144 is a two-step test which is required to be performed prior to assessing the impairment of goodwill. The first step compares the carrying value of the asset, or asset group, to the undiscounted cash flows of the asset, or asset group. If the asset or asset group's carrying value exceeds the undiscounted cash flows, step two of the test is required to measure the impairment loss, if any. An asset or asset group cannot be impaired below the asset or asset group's fair value.

        As required by SFAS No. 144, we performed our assessment, as of December 31, 2008, at the asset group level which represented the lowest level of cash flows that are largely independent of cash flows of other assets and liabilities. For us, this asset grouping is at the reporting unit level. When performing this test at the reporting unit level, goodwill is included in the carrying value of the asset group. The carrying value of the Trading reporting unit, including goodwill (prior to the goodwill impairment charge described above), was greater than the undiscounted cash flows while the Retail reporting unit's undiscounted cash flows exceeded the carrying value. For our Trading reporting unit, we performed step two of the impairment test and determined there was no impairment of our intangible assets as the fair value of the asset group, excluding goodwill, was greater than the carrying value. The projections and assumptions used in calculating the fair value of the assets were consistent with the projections used in the goodwill impairment test as of December 31, 2008. We also reassessed the amortization method and remaining amortization period for the assets, as of December 31, 2008, and determined that no changes to the amortization period or method were necessary.

        During the three months ended March 31, 2009, our market capitalization continued to decline. As a result, we considered this to be an indication that the carrying value of $17.3 million of our goodwill may be impaired. Accordingly, we conducted an analysis to determine if there had been an impairment of the carrying value of goodwill as of March 31, 2009. Our analysis was performed in accordance with SFAS 142, as described above. As a result of this analysis, we determined that the carrying value of goodwill was not impaired as of March 31, 2009. In addition, we performed an analysis under SFAS 144 of our other intangible assets and determined that the carrying value of our other intangible assets was not impaired as of March 31, 2009. It is reasonably possible that there could be an impairment of our intangible assets and/or our remaining goodwill in the near term and the amounts could be material.

iBasis, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

(8) Accrued Expenses

        Accrued expenses consist of the following:

	As of March 31, 2009	As of December 31, 2008
	(In thousands)
Termination fees and circuit costs	$95,619	$136,655
Compensation	2,483	3,224
Dividend payable	1,421	1,421
Accrued other	9,480	10,385

Total accrued expenses	$109,003	$151,685

(9) Accrued Restructuring Costs

        At March 31, 2009, we had accrued restructuring costs of $0.9 million, which consisted of $0.4 million in future payment obligations relating to a terminated New York City facility lease and $0.5 million of costs accrued for future lease obligations for certain vacant leased facilities, net of future sublease payments. Payments of these restructuring costs will be made through February 2011.

        A summary of accrued restructuring costs for the three months ended March 31, 2009 is as follows:

	Future Payment Obligation on Lease Termination	Contractual Lease Obligations Relating to Vacant Facilities	Total
	(In thousands)
Balance, December 31, 2008	$490	$611	$1,101
Cash payments	(59)	(128)	(187)

Balance, March 31, 2009	$431	$483	$914

Current portion, included in accrued expenses			$714
Long-term portion, included in other long-term liabilities			200

Total			$914

(10) Income Taxes

        The income tax provision of $1.1million and $3.1 million for the three months ended March 31, 2009 and 2008, respectively, primarily relates to income taxes on the taxable income of our Netherlands operations. The lower year-to-year income tax provision is largely a result of our on-going integration efforts, which have increased the level of management and support of our Netherlands operations that is being provided from our U.S. headquarters. As a result, we have been able to reduce the pre-tax income of our Netherlands operations and, correspondingly, we have reduced the level of losses in the U.S. for which we receive no current tax benefit.

        As discussed in Note 10 to our consolidated financial statements in our 2008 Annual Report on Form 10-K, we have recorded a valuation allowance against our U.S. net deferred tax assets since it is

iBasis, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

(10) Income Taxes (Continued)

more likely than not that our U.S. net deferred tax assets will not be realized. With our adoption of SFAS No. 141R on January 1, 2009, previously reserved pre-acquisition net operating losses will reduce income tax expense when utilized or when the valuation allowance for such net operating losses is released.

(11) Line of Credit and Long-Term Debt

        Long-term debt consists of the following:

	As of March 31, 2009	As of December 31, 2008
	(In thousands)
Bank borrowings	$20,766	$27,080
Capital lease obligations	1,248	877

	22,014	27,957
Less: Current portion	(665)	(577)

Long-term portion	$21,349	$27,380

        In October 2007, we entered into a Second Amended and Restated Loan and Security Agreement (the "Loan Agreement") with Silicon Valley Bank, which amended and restated a certain Amended and Restated Loan and Security Agreement dated as of December 29, 2003. We entered into the Loan Agreement to obtain funding for working capital purposes and in support of the KPN Transaction. Pursuant to the Loan Agreement, as subsequently amended, we may borrow up to $35.0 million from time to time under a secured revolving credit facility for a two-year period. Borrowings under the line of credit will be on a formula basis, based on eligible domestic and foreign accounts receivable. The line of credit contains quarterly financial covenants, consisting primarily of minimum profitability and minimum liquidity requirements. The line of credit has a quarterly commitment fee of 0.63% on any unused portion of the line of credit and an up-front, one-time facility fee of 0.75%, or $263,000. The revolving credit facility is also guaranteed by all domestic wholly-owned subsidiaries. The revolving credit facility is collateralized by a first priority lien and security interest on the assets of iBasis and such guarantors. In addition, iBasis has pledged 66.2% of all of its ownership in iBasis Netherlands B.V., a wholly-owned subsidiary based in The Netherlands, as collateral for the revolving credit facility. Pursuant to the terms of the Loan Agreement, we may use the proceeds solely for working capital and to fund our general business requirements.

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

  viii)
  We added a financial covenant requiring consolidated EBITDA minus capital expenditures to be at least (a) a loss of $1,000,000 with respect to the fiscal quarters ending December 31, 2008 and March 31, 2009, (b) $1.00 with respect to the fiscal quarter ending June 30, 2009, (c) $1,750,000 with respect to the fiscal quarter ending September 30, 2009, and (d) $3,500,000 with respect to the fiscal quarter ending December 31, 2009 and each fiscal quarter thereafter; and

  ix)
  We modified the minimum liquidity financial covenant to require a minimum liquidity amount of $17.5 million measured at the end of each fiscal month through August 31, 2009 and a minimum of $20 million at the end of each fiscal month thereafter. In addition, we are required to maintain at least 40% of our total cash, cash equivalents and short-term investments with Silicon Valley Bank.

        As of March 31, 2009, we were in compliance with all of the covenants under the Loan Agreement. In connection with this modification, we paid Silicon Valley Bank a modification fee of $52,500 and a revolving line renewal fee of $175,000 which are being recognized as interest expense.

        At March 31, 2009 and December 31, 2008, we had $20.8 million and $27.1 million, respectively, in borrowings outstanding, and had issued outstanding standby letters of credit of $2.6 million and $2.6 million, respectively, under the Loan Agreement.

        In the three months ended March 31, 2009, we purchased certain equipment for $0.4 million under a four year financing agreement, with payments due monthly through May 2013.

iBasis, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

(12) Commitments and Contingencies

Commitments

        We lease our administrative and operating facilities, under operating leases which expire on various dates through 2018. The future approximate minimum lease payments under these operating leases as of March 31, 2009 consist of the following:

Year ended December 31,	(in thousands)
Less than one year	$2,631
One to two years	763
Two to three years	353
Three to four years	274
Four to five years	286
Thereafter	1,439

Total future minimum lease payments	$5,746

        At March 31, 2009, we had commitments with certain telecommunications carriers for the termination of minutes for the next twelve months totaling $13.6 million. As of March 31, 2009, we did not have any other material purchase obligations, or other material long-term commitments reflected on our consolidated balance sheets.

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

        The plaintiffs, the underwriter defendants, the issuer defendants and the issuer's insurers have entered into preliminary settlement agreements, subject to approval of the district court, and on April 2, 2009 the plaintiffs filed a motion seeking preliminary approval of the court. The proposed settlement would release all of the claims asserted against us and would be funded by the underwriter defendants and the issuers' insurers. There can be no assurance that the proposed settlement will be approved by the district court.. We believe that if this matter is not settled, we have meritorious defenses which we intend to vigorously assert. We cannot estimate potential losses, if any, from these matters or whether, in light of our insurance coverage, any loss would be material to our financial condition, results of operations or cash flows. As such, no amounts have been accrued as of March 31, 2009.

Actions Pursuant to Option Investigation

        On December 21, 2006, two derivative actions naming us as a nominal defendant were filed in the United States District Court for the District of Massachusetts: David Shutvet, Derivatively on Behalf of iBasis, Inc., v. Ofer Gneezy et al., U.S.D.C. Civil Action No. 06-12276-DPW; and Victor Malozi, Derivatively on Behalf of iBasis, Inc., v. Ofer Gneezy et al., U.S.D.C. Civil Action No. 06-12277-DPW. On May 10, 2007, the two actions that are described below were consolidated and, on December 5, 2007, the United States District Court for the District of Massachusetts issued a formal order dismissing the entire action for failure to state a claim under federal law. On May 30, 2008, the plaintiffs filed a notice of appeal from that Memorandum and Order to the United States Court of Appeals for the First Circuit. On February 4, 2009, however, the plaintiffs filed a motion for voluntary dismissal of their appeal, and accordingly on February 18, 2009, the United States Court of Appeals issued a judgment dismissing the appeal. As a result, this derivative litigation has terminated.

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

        We cannot estimate the amount of losses, if any, from the SEC investigation, or whether any loss would be material to our financial condition, results of operations or cash flows. As such, no amounts have been accrued as of March 31, 2009.

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

        We cannot estimate the amount of losses, if any, from this matter, or whether any loss would be material to our financial condition, results of operations or cash flows. As such, no amount has been accrued as of March 31, 2009.

Bankruptcy Preference Claim

        On April 24, 2001 (the "Petition Date"), World Access, Inc. ("World Access"), WorldxChange Communications, Inc. ("WorldxChange"), and Facilicom International, LLC ("Facilicom"), together with other related debtors (collectively, the "Debtors"), filed voluntary petitions for relief under chapter 11 of title 11 of the United States Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the Northern District of Illinois (Eastern Division). The Debtors' cases are jointly administered but have not been substantively consolidated. Prior to the Petition Date, we and the Debtors engaged in a reciprocal business relationship. On or about April 21, 2003 the Debtors initiated a large number of avoidance actions, including an adversary proceeding in which the Debtors asserted claims against us for allegedly preferential transfers and nonpayment of overdue amounts owed by

iBasis, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

(12) Commitments and Contingencies (Continued)

iBasis to the Debtors totaling approximately $2.1 million. We have asserted defenses to the claims, invoked statutory defenses and filed proofs of claim for approximately $0.5 million to which the trustee for the Debtors has objected. We expect to engage in settlement discussion in advance of mandated mediation to attempt to resolve these claims. We have determined that it is probable that we will incur a liability of approximately $0.5 million and, accordingly, we have accrued that amount as of March 31, 2009.

Consumer Class Action

        We were named in a putative consumer class action complaint, filed in the United States District Court for the District of New Jersey. We were served on May 27, 2008. The putative class action plaintiff, Orlando Ramirez, asserted violations of consumer protection statutes in New Jersey and other states on behalf of an asserted nationwide class of purchasers due to an alleged failure to adequately disclose the actual calling time available on iBasis' prepaid calling cards. We filed a motion to change venue to the Eastern District of New York where named plaintiff resides and purchased the card. Plaintiffs were granted a voluntary dismissal, without prejudice, on July 9, 2008. On December 19, 2008, a substantially similar complaint was filed against us on behalf of Mr. Ramirez in the United States District Court for the Eastern District of New York. We were served with the summons and complaint on April 16, 2009. We believe that we have substantial defenses to the claims alleged in the complaint and we intend to vigorously defend against the claims asserted. We cannot estimate the amount of losses, if any, from this matter, or whether any loss would be material to our financial condition, results of operations or cash flows. As such, no amount has been accrued as of March 31, 2009.

Other Matters

        We are also subject to suits for collection, related commercial disputes, claims by former employees, garnishment actions, claims related to certain taxes, claims from carriers and foreign service partners over reconciliation of payments for circuits, Internet bandwidth and/or access to the public switched telephone network, and claims from estates of bankrupt companies alleging that we received preferential payments from such companies prior to their bankruptcy filings. We cannot estimate the amount of losses, if any, from these matters, or whether any loss would be material to our financial condition, results of operations or cash flows. As such, no amount has been accrued as of March 31, 2009.

(13) Related Party Transactions

Revenue and Data and Telecommunication Costs

        Revenue from KPN and its subsidiaries amounted to $43.7 million and $50.2 million for the three months ended March 31, 2009 and 2008, respectively, and is reported in net revenue from related parties in the Condensed Consolidated Statements of Operations.

        Data and telecommunication costs purchased from KPN was $15.3 million and $23.1 million for the three months ended March 31, 2009 and 2008, respectively, and is reported in data and telecommunications costs—related parties in the Condensed Consolidated Statements of Operations.

iBasis, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

(13) Related Party Transactions (Continued)

These costs relate to services for the procurement and transmission of sending and receiving traffic (provided to us by KPN and its subsidiaries).

Allocated expenses

        Engineering and network operations expenses include allocated costs from KPN, which were $1.2 million and $1.8 million for the three months ended March 31, 2009 and 2008, respectively. The reduction in engineering and network operations support from KPN reflects the results of our integration efforts and the migration of our mid-range voice product to our VoIP network.

        Selling, general and administrative expenses include allocated corporate and divisional costs from KPN, which were $0.7 million and $1.1 million for the three months ended March 31, 2009 and 2008, respectively. The decrease in these allocated costs from KPN primarily reflects certain costs that were previously allocated, such as audit fees, which are now being paid directly by us, as well as the result of the integration of our Netherlands and U.S. operations.

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

        In early 2008, KPN forgave $0.8 million in expenses incurred by KPN GCS since the closing of the KPN Transaction. As a result, the amount due to KPN was reduced by this amount and the reduction was recorded as a contribution to equity. These expenses were recorded in our results of operations in the three months ended March 31, 2009. The total amount of $14.7 million due to KPN was scheduled to be paid by iBasis in three successive quarterly installments through the third quarter of 2008, with interest at the rate of 6% per annum. In May 2008, we made the first payment of $5.2 million, including interest, to KPN. In September 2008, we revised the terms of the remaining balance of $10.3 million due to KPN to extend the payment date of the second installment payment to March 2009 and the final installment to June 2009. In addition, the interest rate was increased to 7% on the principal amount due, effective October 1, 2008, and we paid additional interest of $60,000 relating to the extension of the second installment that was originally due June 30, 2008. In March 2009, we made the second installment payment of $5.5 million, including interest, to KPN.

        As of March 31, 2009 and December 31, 2008, unpaid principal and accrued interest due to KPN was $5.1 million and $10.5 million, respectively.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

        We are a leading wholesale carrier of international long distance telephone calls and a provider of retail prepaid calling services and enhanced services for mobile operators.

        Our operations consist of our wholesale trading business ("Trading"), in which we connect buyers and sellers of international telecommunications services, and our retail services business ("Retail"). Our Trading business also includes Outsourcing revenue which we generate as a managed services provider of wholesale international voice services for specific carrier customers, including KPN B.V. ("KPN") which owns a majority of our outstanding common stock.

        In our Trading business we receive voice traffic from buyers—originating telecommunications carriers who are interconnected to our network via Voice over Internet Protocol ("VoIP") or traditional time division multiplexing ('TDM") connections, and we route that traffic over our network to sellers—local service providers and telecommunications carriers in the destination countries with whom we have established agreements to manage the completion or termination of calls. We offer our Trading service on a wholesale basis to carriers, mobile operators, consumer VoIP companies, telephony resellers and other service providers worldwide. Our Outsourcing revenue currently consists of international voice traffic we terminate for KPN and its affiliates and for TDC, a leading telecommunications carrier in Denmark.

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

        Although iBasis acquired all of the outstanding capital stock of KPN GCS, after the closing of the transaction, KPN holds a majority of the outstanding common stock of iBasis and KPN's director designees are expected to represent, at a future date, a majority of the Company's board of directors.

Accordingly, for accounting and financial statement purposes, the KPN Transaction was treated as a reverse acquisition of iBasis by KPN GCS under the purchase method of accounting and the financial results of KPN GCS became the historical financial results of the combined company and replace the historical financial results of iBasis as a stand-alone company.

Critical Accounting Policies and Estimates

        Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements. The preparation of these financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires us to (i) make judgments, assumptions and estimates that affect the reported amounts of assets, liabilities, revenue and expenses; and (ii) disclose contingent assets and liabilities. A critical accounting estimate is an assumption that could have a material effect on our consolidated financial statements if another, also reasonable, amount were used or a change in the estimates is reasonably likely from period to period. We base our accounting estimates on historical experience and other factors that we consider reasonable under the circumstances. However, actual results may differ from these estimates. To the extent there are material differences between our estimates and the actual results, our future financial condition and results of operations will be affected. Our critical accounting policies and estimates are described in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2008 Annual Report on Form 10-K for the year ended December 31, 2008. There have been no changes to these critical accounting policies and estimates for the three months ended March 31, 2009.

Results from Operations

        The following table sets forth for the periods indicated the principal items included in the Condensed Consolidated Statements of Operations as a percentage of total net revenue:

	Three Months Ended March 31
	2009	2008
Net revenue—external parties	82.9%	84.5%
Net revenue—related parties	17.1	15.5

Total net revenue	100.0	100.0

Costs and operating expenses:
Data communications and telecommunications—external parties	81.9	82.0
Data communications and telecommunications—related parties	6.0	7.1
Engineering and network operations	2.0	2.0
Selling, general and administrative	6.7	6.1
Depreciation and amortization	3.2	2.3

Total costs and operating expenses	99.8	99.5

Income from operations	0.2	0.5
Interest expense, net	(0.2)	(0.1)
Foreign exchange gain (loss), net	(0.2)	(0.1)

Income before provision for income taxes	(0.2)	0.3
Provision for income taxes	0.5	0.9

Net income (loss)	(0.7)%	(0.6)%

Three Months Ended March 31, 2009 Compared to the Three Months Ended March 31, 2008

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

        Total revenue was $255.5 million for the three months ended March 31, 2009 compared to $324.9 million for the same period in 2008. Revenue from external parties was $211.8 million for the three months ended March 31, 2009 compared to $274.7 million for the same period in 2008. The decrease in revenue from external parties primarily reflects the results of a new pricing initiative, which we commenced in the fourth quarter of 2008, which has focused our efforts on higher margin traffic and elimination or reduction in low margin or unprofitable traffic. As a result, our gross profit, defined as total net revenue less total data communications and telecommunications costs, as a percentage of total revenue, improved to 12.1% for the three months ended March 31, 2009 from 10.9% for the same period in 2008. The weaker euro in the three months ended March 31, 2009 also resulted in a decrease in revenue from external parties of approximately $15 million in U.S. dollars, on our euro-denominated revenue over the same period in 2008. In addition, the current adverse global economic conditions has contributed to a year-to-year decline in the amount of traffic we receive from prepaid calling card providers and wholesale carriers whose traffic comes from prepaid calling card providers.

        Revenue from related parties for the three months ended March 31, 2009 was $43.7 million, compared to $50.2 million for the same period in 2008. The decrease in revenue was primarily due to the effect of the weaker euro year-to-year on this euro-denominated revenue.

        Minutes of traffic for the three months ended March 31, 2009 were 5.1 billion minutes compared to 5.8 billion minutes for the same period in 2008. Average revenue per minute was 4.97 cents per minute for the three months ended March 31, 2009, compared to 5.59 cents per minute for the same period in 2008.

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

        Total data communications and telecommunications costs were $224.5 million for the three months ended March 31, 2009 compared to $289.5 million for the same period in 2008. Data communications and telecommunications costs from external parties were $193.6 million for the three months ended March 31, 2009 compared to $266.4 million for the same period in 2008. This decrease reflects the lower minutes of traffic we terminated for the three months ended March 31, 2009 compared to the same period in 2008, as well as a lower average cost per minute to terminate traffic. Average cost per minute was 4.37 cents for the three months ended March 31, 2009 compared to 4.98 cents per minute for the same period in 2008. Data communications and telecommunications costs from related parties were $15.3 million for the three months ended March 31, 2009 compared to $23.1 million for the same period in 2008. The reduction in costs from terminating traffic with KPN reflects our migration of certain traffic to our VoIP network and lower transmission costs. As a percentage of total net revenue, total data communications and telecommunications costs were 87.9% for the three months ended March 31, 2009 compared to 89.1% for the same period in 2008.

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

        Engineering and network operations expenses were $5.0 million for the three months ended March 31, 2009 compared to $6.6 million for the same period in 2008. The reduction in engineering and network operations expenses reflect the reduced level of support from KPN as a result of our integration efforts and the migration of our mid-range voice product to our VoIP network.

        Selling, general and administrative expenses.    Selling, general and administrative expenses include salaries, payroll tax and benefit expenses, and other costs for sales and marketing functions and general corporate functions, including executive management, finance, legal, facilities, information technology and human resources.

        Selling, general and administrative expenses were $17.2 million for the three months ended March 31, 2009 compared to $19.8 million for the same period in 2008. The decrease in expenses reflects lower administrative support costs from KPN, as well as our continued monitoring and control of expenses. The decrease in support costs from KPN primarily reflects the result of our integration of our Netherlands and U.S. operations. During the three months ended March 31, 2009, we implemented a new enterprise resource planning ("ERP") system, as well as a new billing system, which has allowed us to centralize our finance function, rate management and commercial operations. These new systems enables us to gain efficiencies in manpower, as well as provide improved visibility and control over our sources of revenue.

        Depreciation and amortization expenses.    Depreciation and amortization expenses were $8.2 million for the three months ended March 31, 2009, compared to $7.2 million for the same period in 2008. The increase in depreciation and amortization expense primarily reflects a higher level of amortization of our intangible assets.

        Interest income and expense.    Interest expense, net was $0.6 million for the three months ended March 31, 2009 compared to $0.4 million for the same period in 2008. The increase in interest expense, net, primarily relates to the amortization of fees paid to Silicon Valley Bank for the modifications of our Loan Agreement, including the modification we made on January 26, 2009. These fees are primarily being amortized over the period beginning with the effective date of the modification through the maturity date of the Loan Agreement.

        Foreign exchange loss, net.    Foreign exchange loss, net was $0.6 million for the three months ended March 31 2009, compared to a loss of $0.3 million for the same period in 2008. These foreign exchange gains and losses are primarily the result of the change in exchange rates between the U.S. dollar and the euro on our euro-denominated assets and liabilities.

        Income taxes.    The income tax provision was $1.1 million for the three months ended March 31, 2009 and $3.1 million for the same period in 2008 and primarily relates to income taxes on the taxable income of our operations in The Netherlands. In 2009, we expect to generate taxable income in the U.S. and lower taxable income in The Netherlands, compared to 2008, primarily as a result of the integration of our U.S. and Netherlands operations. In the U.S., we will be able to utilize our available net operating loss carry forwards to offset this expected taxable income.

        During the three months ended March 31, 2009, our market capitalization continued to decline. As a result, we considered this to be an indication that the carrying value of $17.3 million of our goodwill may be impaired. Accordingly, we conducted an analysis to determine if there had been an impairment of the carrying value of goodwill as of March 31, 2009. Our analysis was performed in accordance with SFAS 142. As a result of this analysis, we determined that the carrying value of goodwill was not impaired as of March 31, 2009. In addition, we performed an analysis under SFAS 144 of our other intangible assets and determined that the carrying value of our other intangible assets was not impaired as of March 31, 2009. It is reasonably possible that there could be an impairment of our intangible assets and/or our remaining goodwill in the near term and the amounts could be material.

Liquidity and Capital Resources

        Cash provided by operating activities was $4.9 million in the three months ended March 31, 2009 and was the result of the net loss of $1.7 million, after non-cash charges of $9.0 million, partially offset by changes in operating assets and liabilities of $(2.4) million. Non-cash charges for the three months ended March 31, 2009 consisted primarily of depreciation and amortization expense. The net change of $(2.4) million in operating assets and liabilities was primarily a result of interest paid to KPN of $0.7 million, in conjunction with our Working Capital Loan principal payment of $4.8 million, and a reduction in deferred revenue related to our Retail business of $1.4 million. During the three months ended March 31, 2009, both accounts receivable and accounts payable and accrued expenses, combined, declined by essentially the same amount, reflecting the lower sequential revenue and data communications and telecommunications costs in the three months ended March 31, 2009.

        Cash provided by operating activities was $0.8 million in the three months ended March 31, 2008 and was the result of the net loss of $2.1 million and changes in other assets and liabilities of $(4.9) million, offset by non-cash charges of $7.8 million, primarily depreciation and amortization. Accounts receivable and unbilled revenue, net—external parties declined by $6.2 million and accounts payable—external parties, accrued expenses and deferred revenue, combined, declined by $1.9 million. These declines primarily reflected the lower sequential quarterly revenue and related data and telecommunications costs.

        Cash used in investing activities in the three months ended March 31, 2009 consisted of $1.6 million used for purchases of property and equipment.

        Cash flows provided by investing activities in the three months ended March 31, 2008 was $3.1 million. Additions to property and equipment were $3.9 million in the three months ended March 31, 2008. Cash provided by investing activities included a reduction in other assets, relating to investing activities, of $5.0 million and maturities of short-term marketable securities of $2.0 million.

        Cash used in financing activities in the three months ended March 31, 2009 consisted of repayments of $6.3 million of our bank borrowings and a principal payment of $4.8 million to KPN on our Working Capital Loan. The repayments of $6.3 million of our bank borrowings were a result of lower borrowing capability under our Loan Agreement with Silicon Valley Bank. The reduction in borrowing capability was primarily a result of a decline in accounts receivable due to the lower sequential revenue in the three months ended March 31, 2009. The Working Capital loan payment to KPN of $4.8 million, plus accrued interest of $0.7 million, was our second scheduled installment payment. The final payment of principal and interest of $5.1 million is scheduled for the end of June 2009.

        Cash provided by financing activities in the three months ended March 31, 2008 was $4.4 million. We borrowed an additional $5.0 million under our Loan Agreement with Silicon Valley Bank during the period and payments of capital lease obligations were $0.6 million.

        In the three months ended March 31, 2008, we purchased certain software licenses for $1.7 million under a 30-month financing agreement, with payments due on a semi-annual basis through June 2010.

        On January 26, 2009, the Company and Silicon Valley Bank modified the Loan Agreement, effective as of December 30, 2008 to reduce the amount available under the Loan Agreement from $50.0 million to $35.0 million, extend the maturity date of the Loan Agreement to September 30, 2010 and to modify certain financial covenants. In connection with this modification, we paid Silicon Valley Bank a modification fee of $52,500 and a revolving line renewal fee of $175,000. See Note 11 "Line of Credit and Long-term Debt" of our Condensed Notes to Condensed Consolidated Financial Statements for further information on our Loan Agreement.

        At March 31, 2009 and December 31, 2008, we had $20.8 million and $27.1 million, respectively, in borrowings outstanding, and had issued outstanding standby letters of credit of $2.6 million and $2.6 million, respectively, under the Loan Agreement. As of March 31, 2009, we were in compliance of all of the covenants under the Loan Agreement.

        In the three months ended March 31, 2009, we purchased certain equipment for $0.4 million under a four year financing agreement, with payments due monthly through May 2013.

        We anticipate that our March 31, 2009 balance of $48.6 million in cash and cash equivalents, together with expected net cash flow generated from operations, will be sufficient to fund our operations and capital asset expenditures for the next twelve months. We expect capital asset expenditures to be approximately $15 million in 2009.

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

Contractual Obligations

        The following table summarizes our future contractual obligations as of March 31, 2009:

	Payment Due Dates
	Total	Less than 1 Year	1 to 2 Years	2 to 3 Years	3 to 5 Years	After 5 Years
	(In thousands)
Bank borrowings	$20,766	$—	$20,766	$—	$—	$—
Interest on bank borrowings(1)	1,791	1,194	597	—	—	—
Capital lease obligations, including interest	1,342	709	410	103	120	—
Operating leases	5,746	2,631	763	353	560	1,439
Purchase commitments for termination of minutes	13,613	13,613	—	—	—	—

Total	$43,258	$18,147	$22,536	$456	$680	$1,439

(1)
Interest payments on bank borrowings are projected using our borrowing rate as of March 31, 2009. Future interest payments may differ from these amounts based on changes in market interest rates.

        As of March 31, 2009, the total amount of net unrecognized tax benefits for uncertain tax positions and the accrual for the related interest was $0.7 million. We are unable to make a reasonably reliable estimate of when cash settlement, if any, will occur with a tax authority as the timing of examinations and ultimate resolution of those examinations is uncertain.

New Accounting Pronouncements

        See Note 1 "Business and Presentation" of our Condensed Notes to Condensed Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q for new accounting pronouncements.

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

        Our primary interest rate risk is the risk on borrowings under our Loan Agreement with Silicon Valley Bank, which is subject to interest rates based on the bank's prime rate or LIBOR, plus margin. We had $20.8 million in borrowings under our Loan Agreement at March 31, 2009. If, for example, interest rates were to increase by 1%, this would result in additional annual interest expense of $0.2 million on our current level of borrowings. A change in the applicable interest rates would also affect the rate at which we could borrow funds or finance equipment purchases. Our capital lease obligations are fixed rate debt.

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

Changes in Internal Control Over Financial Reporting

        There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II—Other Information

Item 1.    Legal Proceedings

        Please see Note 12 "Commitments and Contingencies" of our Condensed Notes to Condensed Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q for a description of legal proceedings.

Item 1A.    Risk Factors

        In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed in Part I, "Item 1A: Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2008, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

  •
  the potential of our prepaid calling card business and Pingo to generate higher margins;

  •
  our expectations regarding our ability to generate taxable income in the U.S. and lower taxable income in The Netherlands;

  •
  uncertainty related to current economic conditions and the related impact on demand for our products; and

  •
  our liquidity.

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

        Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects" and similar expressions are intended to identify forward-looking statements. There are a number of factors that could cause actual events or results to differ materially from those indicated by such forward-looking statements, many of which are beyond our control, including the factors set forth under "Item 1A. Risk Factors" of our 2008 Annual Report on Form 10-K, as updated or supplemented by "Part II—Item 1A—Risk Factors" of this Quarterly Report on Form 10-Q. In addition, the forward-looking statements contained herein represent our estimate only as of the date of this filing and should not be relied upon as representing our estimate as of any subsequent date. While we may elect to update these forward-looking statements at some point in the future, we specifically disclaim any obligation to do so to reflect actual results, changes in assumptions or changes in other factors affecting such forward-looking statements.

Item 6.    Exhibits

  (a)
  Exhibits:

31.1*	Certificate of iBasis, Inc. Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certificate of iBasis, Inc. Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1‡	Certifications of iBasis, Inc. Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
Filed herewith.

‡
Furnished here

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

iBasis, Inc.
May 8, 2009	By:	/s/ RICHARD TENNANT Richard Tennant Senior Vice President and Chief Financial Officer (Authorized Officer and Principal Financial and Accounting Officer)