Form 10-Q
period 2009-06-30
IBASIS INC
filed 2009-08-07
CIK 1091756

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
OR
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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        Common Stock, par value $0.001 per share, as of July 31, 2009                        71,228,328

iBASIS, INC.
Index

Part I—Financial Information

Item 1.    Financial Statements

iBasis, Inc.

Condensed Consolidated Balance Sheets

(unaudited)

	June 30, 2009	December 31, 2008
	(in thousands, except per share data)
Assets
Cash and cash equivalents	$57,342	$56,912
Accounts receivable and unbilled revenue—external parties, net of allowance for doubtful accounts of $3,136 and $4,654, respectively	210,087	234,946
Accounts receivable—related parties	8,830	2,053
Prepaid expenses and other current assets	8,674	6,477

Total current assets	284,933	300,388
Property and equipment, net	28,316	34,836
Other assets	1,395	1,573
Intangible assets, net	77,531	87,206
Goodwill	17,324	17,324

Total assets	$409,499	$441,327

Liabilities and Stockholders' Equity
Accounts payable—external parties	$146,045	$155,676
Accrued expenses	142,703	151,685
Deferred revenue	12,488	13,894
Current portion of long-term debt	636	577

Total current liabilities	301,872	321,832
Long-term debt, net of current portion	19,236	27,380
Deferred income taxes	2,331	2,534
Other long-term liabilities	894	1,063

Total liabilities	324,333	352,809

Stockholders' equity:
Common stock, $0.001 par value, authorized—170,000 shares and 170,000 shares, respectively; issued—76,204 and 76,204 shares; outstanding—71,228 and 71,228 shares, respectively	76	76
Additional paid-in capital	338,785	337,590
Treasury stock at cost; 4,976 and 4,976 shares, respectively	(15,000)	(15,000)
Accumulated other comprehensive loss	3	(1,140)
Accumulated deficit	(238,698)	(233,008)

Total stockholders' equity	85,166	88,518

Total liabilities and stockholders' equity	$409,499	$441,327

The accompanying notes are an integral part of these condensed consolidated financial statements.

iBasis, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended June 30,
	2009	2008
	(in thousands, except per share data)
Net revenue—external parties	$193,161	$299,167
Net revenue—related parties	48,124	61,673

Total net revenue	241,285	360,840

Costs and operating expenses:
Data communications and telecommunications—external parties (excluding depreciation and amortization)	192,564	297,804
Data communications and telecommunications—related parties (excluding depreciation and amortization)	16,897	25,560
Engineering and network operations expenses	4,950	6,028
Selling, general and administrative expenses	16,828	19,430
Depreciation and amortization	10,806	8,488

Total costs and operating expenses	242,045	357,310

Income (loss) from operations	(760)	3,530
Interest income	114	524
Interest expense	(440)	(554)
Foreign exchange gain (loss), net	174	(541)

Income (loss) before provision for income taxes	(912)	2,959
Provision for income taxes	3,078	2,946

Net income (loss)	$(3,990)	$13

Net income (loss) per share:
Basic	$(0.06)	$0.00
Diluted	$(0.06)	$0.00
Weighted average common shares outstanding:
Basic	71,228	74,517
Diluted	71,228	75,072

The accompanying notes are an integral part of these condensed consolidated financial statements.

iBasis, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

	Six Months Ended June 30,
	2009	2008
	(in thousands, except per share data)
Net revenue—external parties	$404,990	$573,836
Net revenue—related parties	91,802	111,907

Total net revenue	496,792	685,743

Costs and operating expenses:
Data communications and telecommunications—external parties (excluding depreciation and amortization)	401,812	564,183
Data communications and telecommunications—related parties (excluding depreciation and amortization)	32,165	48,679
Engineering and network operations expenses	9,951	12,656
Selling, general and administrative expenses	34,034	39,251
Depreciation and amortization	19,043	15,719

Total costs and operating expenses	497,005	680,488

Income (loss) from operations	(213)	5,255
Interest income	191	964
Interest expense	(1,138)	(1,437)
Foreign exchange loss, net	(389)	(792)

Income (loss) before provision for income taxes	(1,549)	3,990
Provision for income taxes	4,141	6,049

Net loss	$(5,690)	$(2,059)

Net loss per share:
Basic	$(0.08)	$(0.03)
Diluted	$(0.08)	$(0.03)
Weighted average common shares outstanding:
Basic	71,228	74,734
Diluted	71,228	74,734

The accompanying notes are an integral part of these condensed consolidated financial statements

iBasis, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended June 30,
	2009	2008
	(in thousands)
Cash flows from operating activities:
Net loss	$(5,690)	$(2,059)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	19,043	15,719
Stock-based compensation	1,195	1,247
Provision for doubtful accounts receivable	873	900
Changes in assets and liabilities:
Accounts receivable and unbilled revenue—external parties	23,986	(23,185)
Accounts receivable—related parties	3,186	(1,951)
Prepaid expenses and other current assets	(2,197)	(1,847)
Other assets	178	33
Accounts payable—external parties	(9,631)	(9,932)
Accounts payable—related parties	—	(5,798)
Accrued expenses	(8,982)	43,644
Deferred revenue	(1,406)	(655)
Long-term deferred income taxes	(204)	(236)
Other long-term liabilities	(168)	(365)

Net cash provided by operating activities	20,183	15,515

Cash flows from investing activities:
Purchases of property and equipment	(2,777)	(6,977)
Purchase of certain assets from TDC	—	(11,050)
Maturities of available-for-sale short-term marketable investments	—	1,999
Decrease in other long-term assets	—	5,000

Net cash used in investing activities	(2,777)	(11,028)

Cash flows from financing activities:
Bank borrowings (repayments)	(8,129)	5,000
Payment of loan from related party	(9,963)	(4,742)
Purchases of common stock	—	(4,867)
Proceeds from exercises of common stock options	—	434
Payments of principal on capital lease obligations	(327)	(1,149)
Dividend payment related to warrant exercise	—	(323)

Net cash used in financing activities	(18,419)	(5,647)

Effect of exchange rate changes on cash and cash equivalents	1,443	(71)

Net increase (decrease) in cash and cash equivalents	430	(1,231)
Cash and cash equivalents, beginning of period	56,912	63,735

Cash and cash equivalents, end of period	$57,342	$62,504

Supplemental disclosure of cash flow information:
Interest paid	$1,638	$1,464
Taxes paid	$2,338	$5,958
Supplemental disclosure of non-cash investing and financing activities:
Common stock issued in exchange for cashless warrant exercise	$—	$192
Contribution to equity for forgiveness of costs billed by related party	$—	$818
Contribution to equity for expenses paid directly by related party	$—	$492
Property and equipment acquired under long-term financing arrangement	$359	$1,731

The accompanying notes are an integral part of these condensed consolidated financial statements.

iBasis, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

(1) Business and Presentation

Presentation

        The unaudited condensed consolidated financial statements presented herein have been prepared by us and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement. Interim results are not necessarily indicative of results for a full year. The condensed consolidated balance sheet as of December 31, 2008 was derived from our audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

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

Out-of-Period Adjustments

        During the three months ended June 30, 2009, we identified immaterial errors in our consolidated financial statements for the years ended December 31, 2005 and 2008 and the three months ended March 31, 2009. These errors related to understating depreciation expense (totaling $1.2 million in additional expense, net of tax in 2008 and $0.6 million in additional expense, net of tax, in the three months ended March 31, 2009) and understating the valuation of foreign denominated accounts receivable (totaling $1.7 million in an additional gain, net of tax) in 2005. As a result of these errors, net income was understated by approximately $1.7 million in 2005 and net loss was understated by approximately $1.2 million in 2008 and $0.6 million in the three months ended March 31, 2009. We corrected these errors during the three months ended June 30, 2009. The combined impact to correct these errors on the three and six months ended June 30, 2009 results of operations was to increase net loss by $0.1 million and decrease net loss by $0.5 million, respectively. We evaluated these errors considering both qualitative and quantitative factors and considered the impact of these errors in relation to the periods in which they originated, as well as the current period, which is when they were corrected. We have concluded that these adjustments are not material to any prior periods' consolidated financial statements nor are they expected to be material to the year ending December 31, 2009.

New Accounting Pronouncements

        In December 2007, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141 (revised 2007) ("SFAS No. 141R"), "Business Combinations" and SFAS No. 160 ("SFAS No. 160"), "Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51." SFAS No. 141R changes how business acquisitions are accounted for and impacts financial statements both on the acquisition date and in subsequent periods. SFAS No. 160 changes the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests

iBasis, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

(1) Business and Presentation (Continued)

and classified as a component of equity. SFAS No. 141R and SFAS No. 160 were effective beginning the first fiscal quarter of 2009. With our adoption of SFAS No. 141R on January 1, 2009, previously reserved pre-acquisition net operating losses will reduce income tax expense when utilized or when the valuation allowance for such net operating losses is released, which may have a material effect on our results operations and financial position in 2009 and in future years. Prior to January 1, 2009, the utilization of previously reserved pre-acquisition net operating losses reduced goodwill. The adoption of SFAS No. 160 on January 1, 2009 did not have a material effect on our statements of financial position, results of operations or cash flows.

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

        In May 2008, the FASB issued SFAS No. 162 ("SFAS No. 162"), "The Hierarchy of Generally Accepted Accounting Principles." SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles. SFAS No. 162 becomes effective 60 days following the Securities and Exchange Commission's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles." We do not expect that the adoption of SFAS No. 162 to have a material effect on our financial position, results of operations or cash flows.

        In May 2009, the FASB issued SFAS No. 165 ("SFAS No. 165"), Subsequent Events, which is effective for interim or annual periods beginning after June 15, 2009. SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. We have evaluated events, as defined by SFAS No. 165 through the date that the Financial Statements were issued on August 7, 2009.

        In July 2009, the FASB issued SFAS No. 168 ("SFAS No. 168"), The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles—A Replacement of FASB

iBasis, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

(1) Business and Presentation (Continued)

Statement No. 162, which is effective for interim and annual periods beginning after September 15, 2009. SFAS No. 168 will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. We do not expect the adoption of SFAS No. 168 to have a material effect on our financial position, results of operations or cash flows.

(2) Net loss per share

        Basic and diluted net loss per common share is determined by dividing net loss by the weighted average common shares outstanding during the period.

        The following table summarizes common shares that have been excluded from the computation of basic and diluted weighted average common shares for the six months ended June 30, 2009 and 2008 because their inclusion would be anti-dilutive:

	Six Months Ended June 30, 2009	Six Months Ended June 30, 2008
	(in thousands)
Options to purchase common shares	5,425	4,516
Warrants to purchase common shares	432	432

Total	5,857	4,948

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

        The Company records stock-based compensation expense in accordance with SFAS 123(R). SFAS 123(R) requires companies to recognize share-based payments to employees as compensation expense using the "fair value" method. The fair value of stock options and shares purchased pursuant to the 2007 Plan is calculated using the Black-Scholes valuation model. Under the fair value recognition provisions of SFAS 123(R), stock-based compensation, measured at the grant date based on the fair value of the award, is recognized as expense ratably over the service period.

iBasis, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

(3) Stock-Based Compensation (Continued)

        The following table presents the stock-based compensation expense included in our unaudited condensed consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(In thousands)
Stock-based compensation expense:
Engineering and network operations	$152	$167	$299	$312
Sales, general and administrative	457	501	896	935

Total stock-based compensation	$609	$668	$1,195	$1,247

        During the three and six months ended June 30, 2009, we granted stock options totaling 11,600 shares and 1,317,100 shares, respectively, and during the three and six months ended June 30, 2008, we granted stock options totaling 18,100 shares and 1,294,150 shares, respectively. Shares granted during the six months ended June 30, 2009 and 2008 include shares granted to our directors, officers and employees. Shares granted during the three months ended June 30, 2009 and 2008 were to employees only. The fair value of these stock option awards were estimated using the Black-Scholes model with the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(In thousands)
Risk free interest rate	2.15%	3.17%	2.07%	2.90%
Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected life	6.25 years	6.25 years	6.25 years	6.25 years
Volatility	100%	100%	100%	100%
Fair value of options granted	$1.00	$2.75	$0.74	$3.62

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

        No income tax benefit was realized from stock option exercises during the three and six months ended June 30, 2009 and 2008.

(4) Business Segment Information

        During the three and six months ended June 30, 2009 and 2008, we operated in two business segments, Trading and Retail. Our Trading business segment includes revenue from wholesale Trading and Outsourcing. We consider Outsourcing as part of our Trading segment as the products we sell are

iBasis, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

(4) Business Segment Information (Continued)

primarily the same products that we sell to our wholesale Trading customers and Outsourcing and wholesale Trading are managed as one business. Our Retail business segment consists primarily of our prepaid calling card services and Pingo, our prepaid calling service sold directly to consumers through an Internet website.

        A breakdown of our revenue and gross profit, defined as net revenue less data communications and telecommunications costs, for the three and six months ended June 30, 2009 and 2008 is as follows:

	Three Months Ended June 30, 2009		Three Months Ended June 30, 2008
	Revenue	Gross Profit	Revenue	Gross Profit
	(In millions)
Trading	$166.2	$19.7	$272.1	$23.7
Outsourcing	54.2	8.8	67.8	11.0
Retail	20.9	3.3	20.9	2.8

Total	$241.3	$31.8	$360.8	$37.5

	Six Months Ended June 30, 2009		Six Months Ended June 30, 2008
	Revenue	Gross Profit	Revenue	Gross Profit
	(In millions)
Trading	$349.5	$39.5	$526.2	$45.4
Outsourcing	102.2	16.3	118.0	21.2
Retail	45.1	7.0	41.5	6.3

Total	$496.8	$62.8	$685.7	$72.9

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

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

(4) Business Segment Information (Continued)

        Operating results, excluding interest income and expense, foreign exchange gains or losses, and income tax expense, for our two business segments are as follows:

	Three Months Ended June 30, 2009
	Trading	Retail	Total
	(In thousands)
Net revenue—external parties	$172,244	$20,917	$193,161
Net revenue—related parties	48,124	—	48,124

Total net revenue	220,368	20,917	241,285

Data communications and telecommunication costs—external parties	174,996	17,568	192,564
Data communications and telecommunication costs—related parties	16,897	—	16,897

Total data communications and telecommunications	191,893	17,568	209,461

Gross profit	$28,475	$3,349	31,824

Engineering and network operations expenses			4,950
Selling, general and administrative expenses			16,828
Depreciation and amortization			10,806

Loss from operations			$(760)

	Three Months Ended June 30, 2008
	Trading	Retail	Total
	(In thousands)
Net revenue—external parties	$278,295	$20,872	$299,167
Net revenue—related parties	61,673	—	61,673

Total net revenue	339,968	20,872	360,840

Data communications and telecommunication costs—external parties	279,732	18,072	297,804
Data communications and telecommunication costs—related parties	25,560	—	25,560

Total data communications and telecommunications	305,292	18,072	323,364

Gross profit	$34,676	$2,800	37,476

Engineering and network operations expenses			6,028
Selling, general and administrative expenses			19,430
Depreciation and amortization			8,488

Income from operations			$3,530

iBasis, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

(4) Business Segment Information (Continued)

	Six Months Ended June 30, 2009
	Trading	Retail	Total
	(In thousands)
Net revenue—external parties	$359,875	$45,115	$404,990
Net revenue—related parties	91,802	—	91,802

Total net revenue	451,677	45,115	496,792

Data communications and telecommunication costs—external parties	363,715	38,097	401,812
Data communications and telecommunication costs—related parties	32,165	—	32,165

Total data communications and telecommunications	395,880	38,097	433,977

Gross profit	$55,797	$7,018	62,815

Engineering and network operations expenses			9,951
Selling, general and administrative expenses			34,034
Depreciation and amortization			19,043

Loss from operations			$(213)

	Six Months Ended June 30, 2008
	Trading	Retail	Total
	(In thousands)
Net revenue—external parties	$532,391	$41,445	$573,836
Net revenue—related parties	111,907	—	111,907

Total net revenue	644,298	41,445	685,743

Data communications and telecommunication costs—external parties	529,019	35,164	564,183
Data communications and telecommunication costs—related parties	48,679	—	48,679

Total data communications and telecommunications	577,698	35,164	612,862

Gross profit	$66,600	$6,281	72,881

Engineering and network operations expenses			12,656
Selling, general and administrative expenses			39,251
Depreciation and amortization			15,719

Income from operations			$5,255

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

	As of June 30, 2009
	Trading	Retail	Total
	(In thousands)
Segment assets:
Accounts receivable and unbilled revenue—external parties, net	$204,005	$6,082	$210,087
Intangible assets—customer and distributor relationships, net	23,123	8,726	31,849
Goodwill	17,324	—	17,324

	$244,452	$14,808	259,260

Non-segment assets			150,239

Total assets			$409,499

	As of December 31, 2008
	Trading	Retail	Total
	(In thousands)
Segment assets:
Accounts receivable and unbilled revenue—external parties, net	$224,883	$10,063	$234,946
Intangible assets—customer and distributor relationships, net	26,147	10,420	36,567
Goodwill	17,324	—	17,324

	$268,354	$20,483	288,837

Non-segment assets			152,490

Total assets			$441,327

iBasis, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

(5) Accounts Receivable and Unbilled Revenue—External Parties

        Accounts receivable—external parties, net consists of the following:

	As of June 30, 2009	As of December 31, 2008
	(In thousands)
Accounts receivable	$202,233	$183,239
Unbilled revenue	10,990	56,361

	213,223	239,600
Allowance for doubtful accounts	(3,136)	(4,654)

Total accounts receivable—external parties	$210,087	$234,946

        The allowance for doubtful accounts reflects our best estimate of probable losses inherent in the accounts receivable balance. We determine the allowance based on specific known uncollectible accounts, historical experience, and other currently available evidence. During the six months ended June 30, 2009, we wrote-off $2.4 million of previously reserved accounts receivable to the allowance for doubtful accounts. The balance of the allowance for doubtful accounts as of December 31, 2008 has been adjusted to reflect the current period classification of the components of the allowance.

(6) Property and Equipment

        Property and equipment, net, consists of the following:

	As of June 30, 2009	As of December 31, 2008
	(In thousands)
Network equipment	$44,463	$44,332
Software	16,091	17,538
Leasehold improvements	1,414	1,629
Other tangible fixed assets	3,378	3,594

	65,346	67,093
Accumulated depreciation	(37,030)	(32,257)

Total property and equipment, net	$28,316	$34,836

        Total depreciation and amortization expense related to property and equipment was $6.0 million and $4.2 million for the three months ended June 30, 2009 and 2008, respectively, and $9.4 million and $7.6 million for the six months ended June 30, 2009 and 2008, respectively.

iBasis, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

(7) Goodwill and Other Intangible Assets

        Other intangible assets, net consisted of the following:

	As of June 30, 2009		As of December 31, 2008
	At Cost	Accumulated Amortization	At Cost	Accumulated Amortization
	(In thousands)
Trademarks and trade names	$21,800	$(2,544)	$21,800	$(1,817)
Wholesale customer relationships	30,747	(7,616)	30,747	(4,616)
Retail distributor relationships	13,500	(4,779)	13,500	(3,080)
Termination partner relationships	8,400	(3,637)	8,400	(2,719)
Technology	33,300	(11,656)	33,300	(8,325)
Other	64	(48)	64	(48)

	$107,811	$(30,280)	$107,811	$(20,605)

        We currently expect to amortize the following remaining amounts of intangible assets as of June 30, 2009 in the fiscal periods as follows:

Year ending December 31,	(In thousands)
2009 (remaining six months)	$9,691
2010	17,916
2011	16,382
2012	12,517
2013	3,875
Thereafter	17,150

Total	$77,531

Impairment

        We have two operating segments which are also our reporting units: (1) Trading and (2) Retail. As of June 30, 2009 and December 31, 2008, all goodwill was assigned to our Trading reporting unit.

        At each year-end we perform an annual impairment test of goodwill as required under the provisions of SFAS 142 and whenever events or changes in circumstances would more likely than not reduce the fair value of a reporting unit below its carrying value. SFAS No. 142 requires that the impairment test be performed through the application of a two-step process. The first step compares the carrying value of our reporting units, which are our Trading and Retail operating segments, to their estimated fair values as of the test date. If fair value is less than carrying value, a second step must be performed to quantify the amount of the impairment, if any. We estimate the fair value of our reporting units using an income approach, as of December 31, 2008, which estimates fair value based upon future cash flows discounted to their present value. We then reconcile the estimated fair value of our reporting units to our overall market capitalization. Assessing the impairment of goodwill requires us to make certain significant assumptions, estimates and judgments, including future revenue, expenses, cash flows, discount rates and implied control premiums. The actual results may differ from

iBasis, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

(7) Goodwill and Other Intangible Assets (Continued)

these assumptions and estimates and it is possible that such differences could have a material impact on our financial statements.

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

        For intangible assets, we assess the carrying value of these assets whenever events or circumstances indicate that the carrying value may not be recoverable. We determined that the adverse business climate and the significant drop in our market capitalization experienced during the fourth quarter of fiscal 2008 were significant events that indicated that the carrying amount of our intangible assets might not be recoverable. SFAS No. 144 requires a two-step test to be performed prior to assessing the impairment of goodwill. The first step compares the carrying value of the asset, or asset group, to the undiscounted cash flows of the asset, or asset group. If the asset or asset group's carrying value exceeds the undiscounted cash flows, step two of the test is required to measure the impairment loss, if any. An asset or asset group cannot be impaired below the asset or asset group's fair value.

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

        During the three months ended June 30, 2009, our market capitalization increased to approximately $93.3 million. In addition, the financial performance of our Trading reporting unit for

iBasis, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

(7) Goodwill and Other Intangible Assets (Continued)

the six months ended June 30, 2009 approximated our prior financial projections for this period. As our market capitalization was in excess of the book value of our Trading reporting unit as of June 30, 2009 and the financial performance of our Trading reporting unit had met our prior expectations, we determined that that the carrying value of goodwill was not impaired as of June 30, 2009. It is reasonably possible that there could be an impairment of our intangible assets and/or our remaining goodwill in the near term and the amounts could be material.

(8) Accrued Expenses

        Accrued expenses consist of the following:

	As of June 30, 2009	As of December 31, 2008
	(In thousands)
Termination fees and circuit costs	$116,719	$136,655
Compensation	4,128	3,224
Dividend payable	1,421	1,421
Accrued other	20,435	10,385

Total accrued expenses	$142,703	$151,685

(9) Accrued Restructuring Costs

        At June 30, 2009, we had accrued restructuring costs of $0.7 million, which consisted of $0.4 million in future payment obligations relating to a terminated New York City facility lease and $0.3 million of costs accrued for future lease obligations for certain vacant leased facilities, net of future sublease payments. Payments of these restructuring costs will be made through February 2011.

        A summary of accrued restructuring costs for the six months ended June 30, 2009 is as follows:

	Future Payment Obligation on Lease Termination	Contractual Lease Obligations Relating to Vacant Facilities	Total
	(In thousands)
Balance, December 31, 2008	$490	$611	$1,101
Cash payments	(117)	(259)	(376)

Balance, June 30, 2009	$373	$352	$725

Current portion, included in accrued expenses			$580
Long-term portion, included in other long-term liabilities			145

Total			$725

iBasis, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

(10) Income Taxes

        The income tax provision of $3.1 million and $2.9 million for the three months ended June 30, 2009 and 2008, respectively, and $4.1 million and $6.0 million for the six months ended June 30, 2009 and 2008, respectively, primarily relates to income taxes on the taxable income of our Netherlands operations. For the six months ended June 30, 2009 compared to the six months ended June 30, 2008, the lower income tax provision was largely a result of our integration efforts, which have increased the level of management and support of our Netherlands operations that is being provided from our U.S. headquarters. As a result, we have been able to reduce the pre-tax income of our Netherlands operations and, correspondingly, we have reduced the level of losses in the U.S. for which we receive no current tax benefit.

        As discussed in Note 10 to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2008, we have recorded a valuation allowance against our U.S. net deferred tax assets since it is more likely than not that our U.S. net deferred tax assets will not be realized. With our adoption of SFAS No. 141R on January 1, 2009, previously reserved pre-acquisition net operating losses will reduce income tax expense when utilized or when the valuation allowance for such net operating losses is released.

(11) Line of Credit and Long-Term Debt

        Long-term debt consists of the following:

	As of June 30, 2009	As of December 31, 2008
	(In thousands)
Bank borrowings	$18,951	$27,080
Capital lease obligations	921	877

	19,872	27,957
Less: Current portion	(636)	(577)

Long-term portion	$19,236	$27,380

        In October 2007, we entered into a Second Amended and Restated Loan and Security Agreement (the "Loan Agreement") with Silicon Valley Bank, which amended and restated a certain Amended and Restated Loan and Security Agreement dated as of December 29, 2003. We entered into the Loan Agreement to obtain funding for working capital purposes and in support of the KPN Transaction. Pursuant to the Loan Agreement, as subsequently amended, we may borrow up to $35.0 million from time to time under a secured revolving credit facility through September 30, 2010. Borrowings under the line of credit will be on a formula basis, based on eligible domestic and foreign accounts receivable. The line of credit contains quarterly financial covenants, consisting primarily of minimum profitability and minimum liquidity requirements. The line of credit has a quarterly commitment fee of 0.63% on any unused portion of the line of credit and an up-front, one-time facility fee of 0.75%, or $263,000. The revolving credit facility is also guaranteed by all domestic wholly-owned subsidiaries. The revolving credit facility is collateralized by a first priority lien and security interest on the assets of iBasis and such guarantors. In addition, iBasis has pledged 66.2% of all of its ownership in iBasis Netherlands B.V., a wholly-owned subsidiary based in The Netherlands, as collateral for the revolving

iBasis, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

(11) Line of Credit and Long-Term Debt (Continued)

credit facility. Pursuant to the terms of the Loan Agreement, we may use the proceeds solely for working capital and to fund our general business requirements.

        In April and September 2008, we modified the Loan Agreement, which modifications were subsequently superseded by a more recent modification. On January 26, 2009, we entered into the Third Loan Modification Agreement with Silicon Valley Bank, effective as of December 30, 2008. The modification to the Loan Agreement contains the following amendments, among others:

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
  We modified the minimum liquidity financial covenant to require a new minimum liquidity amount of $17.5 million measured at the end of each fiscal month through August 31, 2009 and a minimum of $20 million at the end of each fiscal month thereafter. In addition, we are required to maintain at least 40% of our total cash, cash equivalents and short-term investments with Silicon Valley Bank.

iBasis, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

(11) Line of Credit and Long-Term Debt (Continued)

        In connection with this modification, we paid Silicon Valley Bank a modification fee of $52,500 and a revolving line renewal fee of $175,000 which are being recognized as interest expense.

        At June 30, 2009 and December 31, 2008, we had $19.0 million and $27.1 million, respectively, in borrowings outstanding, and had issued outstanding standby letters of credit of $2.5 million and $2.6 million, respectively, under the Loan Agreement. As of June 30, 2009, we were in compliance with all of the covenants under the Loan Agreement.

        In the six months ended June 30, 2009, we purchased certain equipment for $0.4 million under a four year financing agreement, with payments due monthly through May 2013.

(12) Commitments and Contingencies

Commitments

        We lease our administrative and operating facilities, under operating leases which expire on various dates through 2018. The future approximate minimum lease payments under these operating leases as of June 30, 2009 consist of the following:

(in thousands)
Less than one year	$2,496
One to two years	1,137
Two to three years	855
Three to four years	830
Four to five years	379
Thereafter	1,361

Total future minimum lease payments	$7,058

        At June 30, 2009, we had commitments with certain telecommunications carriers for the termination of minutes for the next twelve months totaling $35.6 million. As of June 30, 2009, we did not have any other material purchase obligations, or other material long-term commitments reflected on our consolidated balance sheets.

Litigation

        In addition to litigation that we have initiated or responded to in the ordinary course of business, we are currently party to the following potentially material legal proceedings:

Complaint Filed Against Royal KPN and Affiliates Relating to Unsolicited Tender Offer by KPN

        For a description of the complaint the Company filed against Royal KPN and its affiliates in August 2009 relating to the unsolicited tender offer by KPN, please see the legal proceedings described under the heading "Tender Offer by Royal KPN" in "Management's Discussion and Analysis of Financial Condition and Results of Operations," contained in this Quarterly Report on Form 10-Q.

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

        The plaintiffs, the underwriter defendants, the issuer defendants and the issuer's insurers have entered into preliminary settlement agreements, subject to approval of the district court. The district court issued a Preliminary Approval Order on June 11, 2009 and scheduled the Settlement Fairness Hearing for September 10, 2009. The proposed settlement would release all of the claims asserted against us and would be funded by the underwriter defendants and the issuers' insurers. There can be no assurance that the proposed settlement will be approved by the district court.. We believe that if this matter is not settled, we have meritorious defenses which we intend to vigorously assert. We cannot estimate potential losses, if any, from these matters or whether, in light of our insurance coverage, any loss would be material to our financial condition, results of operations or cash flows. As such, no amounts have been accrued as of June 30, 2009.

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

        We cannot estimate the amount of losses, if any, from the SEC investigation, or whether any loss would be material to our financial condition, results of operations or cash flows. As such, no amounts have been accrued as of June 30, 2009.

Sub-Distributor Action

        On September 20, 2007, J & J Communications ("J & J"), a sub-distributor of calling cards distributed through iBasis distributor Abdul Communications ("Abdul"), amended a complaint filed in the United States District Court for the District of Maryland against Abdul, to add iBasis and PCI, a wholesale calling-card provider ("PCI"), as defendants in the matter. The complaint asserts that J & J has lost and continues to lose money because iBasis and PCI deactivated calling cards for which J & J allegedly paid. J & J is seeking in excess of $1.0 million, plus punitive damages, attorneys fees and litigation costs based on a variety of claims against Abdul, iBasis, and PCI, predicated on contractual theories, various torts, conspiracy and an alleged violation of § 201 of the Telecommunications Act. With respect to iBasis, J & J alleges both direct liability and vicarious liability, for its alleged status as principal in an alleged agency relationship with Abdul. iBasis responded to the amended complaint through an answer and motion to dismiss on February 8, 2008. On June 2, 2008, the Court dismissed the conspiracy and Telecommunications Act claims.

        Mandated mediation took place on May 28, 2009 but failed to result in any settlement. Fact discovery has been completed and the Plaintiff filed a damages expert report on July 14, 2009. On July 17th, 2009, Defendants filed a joint motion to modify the schedule and stay expert discovery pending the resolution of summary judgment motions ("Joint Motion"). In the Joint Motion, the Defendants requested that the Court require summary judgment motions to be filed by August 27th. The Joint Motion is pending with the Court. If J&J's claims survive motions to dismiss, a trial would commence in the three months ended December 31, 2009 or the three months ended March 31, 2010.

iBasis, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

(12) Commitments and Contingencies (Continued)

        We cannot estimate the amount of losses, if any, from this matter, or whether any loss would be material to our financial condition, results of operations or cash flows. As such, no amount has been accrued as of June 30, 2009.

Bankruptcy Preference Claim

        On April 24, 2001 (the "Petition Date"), World Access, Inc. ("World Access"), WorldxChange Communications, Inc. ("WorldxChange"), and Facilicom International, LLC ("Facilicom"), together with other related debtors (collectively, the "Debtors"), filed voluntary petitions for relief under chapter 11 of title 11 of the United States Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the Northern District of Illinois (Eastern Division). The Debtors' cases are jointly administered but have not been substantively consolidated. Prior to the Petition Date, we and the Debtors engaged in a reciprocal business relationship. On or about April 21, 2003 the Debtors initiated a large number of avoidance actions, including an adversary proceeding in which the Debtors asserted claims against us for allegedly preferential transfers and nonpayment of overdue amounts owed by iBasis to the Debtors totaling approximately $2.1 million. We have asserted defenses to the claims, invoked statutory defenses and filed proofs of claim for approximately $0.5 million to which the trustee for the Debtors has objected. In July 2009, we entered into a settlement agreement with the Debtors pursuant to which we will pay $0.5 million in full payment of all claims. We made this payment in early August 2009. As of June 30, 2009, we had accrued $0.5 million for this claim.

Consumer Class Action

        We were named in a putative consumer class action complaint, filed in the United States District Court for the District of New Jersey. We were served on May 27, 2008. The putative class action plaintiff, Orlando Ramirez, asserted violations of consumer protection statutes in New Jersey and other states on behalf of an asserted nationwide class of purchasers due to an alleged failure to adequately disclose the actual calling time available on iBasis' prepaid calling cards. We filed a motion to change venue to the Eastern District of New York where named plaintiff resides and purchased the card. Plaintiffs were granted a voluntary dismissal, without prejudice, on July 9, 2008. On December 19, 2008, a substantially similar complaint was filed against us on behalf of Mr. Ramirez in the United States District Court for the Eastern District of New York. We were served with the summons and complaint on April 16, 2009. On June 30, 2009, we filed a motion in the Eastern District to require plaintiffs to pay our attorneys fees and costs incurred in connection with plaintiff's prior filing in the District of New Jersey. Oral argument on the motion has been set for August 11, 2009. We believe that we have substantial defenses to the claims alleged in the complaint and we intend to vigorously defend against the claims asserted. We cannot estimate the amount of losses, if any, from this matter, or whether any loss would be material to our financial condition, results of operations or cash flows. As such, no amount has been accrued as of June 30, 2009.

Other Matters

        We are also subject to suits for collection, related commercial disputes, claims by former employees, garnishment actions, claims related to certain taxes, claims from carriers and foreign service partners over reconciliation of payments for circuits, Internet bandwidth and/or access to the public

iBasis, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

(12) Commitments and Contingencies (Continued)

switched telephone network, and claims from estates of bankrupt companies alleging that we received preferential payments from such companies prior to their bankruptcy filings. We cannot estimate the amount of losses, if any, from these matters, or whether any loss would be material to our financial condition, results of operations or cash flows. As such, no amount has been accrued as of June 30, 2009.

(13) Related Party Transactions

Revenue and Data and Telecommunication Costs

        Revenue from KPN and its subsidiaries amounted to $48.1 million and $61.7 million for the three months ended June 30, 2009 and 2008, respectively, and $91.8 million and $111.9 million for the six months ended June 30, 2009 and 2008, respectively, and is reported in net revenue from related parties in the Condensed Consolidated Statements of Operations.

        Data and telecommunication costs purchased from KPN was $14.2 million and $25.6 million for the three months ended June 30, 2009 and 2008, respectively, and $29.5 million and $48.7 million for the six months ended June 30, 2009 and 2008, respectively, and is reported in data and telecommunications costs—related parties in the Condensed Consolidated Statements of Operations. These costs relate to services for the procurement and transmission of sending and receiving traffic (provided to us by KPN and its subsidiaries).

Allocated expenses

        Engineering and network operations expenses include allocated costs from KPN, which were $0.9 million and $1.7 million for the three months ended June 30, 2009 and 2008, respectively, and $2.1 million and $3.5 million for the six months ended June 30, 2009 and 2008, respectively. The reduction in engineering and network operations support from KPN reflects the results of our integration efforts and the migration of our mid-range voice product to our VoIP network.

        Selling, general and administrative expenses include allocated corporate and divisional costs from KPN, which were $0.8 million and $0.9 million for the three months ended June 30, 2009 and 2008, respectively, and $1.5 million and $2.0 million for the six months ended June 30, 2009 and 2008, respectively. The decrease in these allocated costs from KPN primarily reflects certain costs that were previously allocated, such as audit fees, which are now being paid directly by us, as well as the result of the integration of our Netherlands and U.S. operations.

Working Capital and Debt Adjustments related to KPN Transaction

        In accordance with the Share Purchase Agreement for the KPN Transaction, a post-closing adjustment was required if (i) iBasis' working capital was lower than or exceeded $37.1 million; (ii) iBasis' debt exceeded or was lower than $2.9 million; (iii) the combined working capital of KPN GCS was lower than or exceeded $(6.1) million; and/or (iv) the combined debt of KPN GCS exceeded $0, as of the date of the closing of the KPN Transaction. Based on iBasis' balance sheet position on the date of the closing of the KPN Transaction, working capital was $3.4 million less than the specified level of $37.1 million, and debt was $1.8 million less than the specified level of $2.9 million. As a result, a payment of $11.6 million was due to KPN from iBasis. Based on KPN GCS's balance sheet position

iBasis, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

(13) Related Party Transactions (Continued)

on the date of the closing of the KPN Transaction, working capital exceeded the specified level of $(6.1) million by $3.9 million and debt was at the specified level of $0. As a result, payment of $3.9 million was due to KPN from iBasis.

        In early 2008, KPN forgave $0.8 million in expenses incurred by KPN GCS since the closing of the KPN Transaction. As a result, the amount due to KPN was reduced by this amount and the reduction was recorded as a contribution to equity. These expenses were recorded in our results of operations in the three months ended March 31, 2008. The total amount of $14.7 million due to KPN was scheduled to be paid by iBasis in three successive quarterly installments through the third quarter of 2008, with interest at the rate of 6% per annum. In May 2008, we made the first payment of $5.2 million, including interest, to KPN. In September 2008, we revised the terms of the remaining balance of $10.3 million due to KPN to extend the payment date of the second installment payment to March 2009 and the final installment to June 2009. In addition, the interest rate was increased to 7% on the principal amount due, effective October 1, 2008, and we paid additional interest of $60,000 relating to the extension of the second installment that was originally due June 30, 2008. In March 2009, we made the second installment payment of $5.5 million, including interest, and in June 2009, we made the third and final installment payment of $5.2 million, including interest, to KPN.

Tender Offer by Royal KPN

        On July 13, 2009, the Company's Board of Directors received a letter from Royal KPN stating its intention to commence a tender offer, through its subsidiary KPN (the "Purchaser"), to acquire all of the shares of the Company's common stock not owned by KPN at an offer price of $1.55 per share in cash (the "Offer"). On July 15, 2009, the Board of Directors of the Company unanimously approved the creation of a special committee (the "Special Committee"), composed of W. Frank King (Chairman), Charles N. Corfield and Robert H. Brumley, to evaluate the Offer and make a recommendation to the stockholders of the Company. On July 28, 2009, the Purchaser commenced the Offer and described the terms of the Offer in a Tender Offer Statement filed with the SEC under cover of Schedule TO. On July 30, 2009, the Company, acting through the Special Committee, responded to the Offer by filing under Schedule 14D-9, which contained the unanimous recommendation of the Special Committee that the Company's stockholders reject the Offer and not tender their shares pursuant to the Offer, because the tender offer price of $1.55 per share was grossly inadequate, opportunistic and not in the best interests of the Company's shareholders.

        On July 30, 2009, the Board of Directors approved the adoption of a limited duration shareholder rights plan. The rights plan was implemented through the Company's entry into a rights agreement with Computershare Trust Company, N.A., as rights agent, and the declaration of a non-taxable dividend distribution of one preferred stock purchase right (each, a "Right") for each outstanding share of the Company's common stock. The dividend is payable on August 10, 2009 to holders of record as of the close of business on August 10, 2009. Each right is attached to and trades with the associated share of common stock. The rights will become exercisable only if a person acquires beneficial ownership of 15% or more of the Company's common stock (or, in the case of a person who beneficially owned 15% or more of the Company's common stock on the date the rights plan was adopted, such person acquires beneficial ownership of any additional shares of the Company's common stock) or after the date of the Rights Agreement, commences a tender offer that, if consummated, would result in

iBasis, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

(13) Related Party Transactions (Continued)

beneficial ownership by a person of 15% or more of the Company's common stock. The rights will expire on July 30, 2010, unless the rights are earlier redeemed or exchanged. A copy of the rights agreement was filed with the SEC on July 30, 2009 as Exhibit 4.1 to the Company's Current Report on Form 8-K.

        On August 3, 2009, the Company filed a lawsuit in the Court of Chancery in the State of Delaware, against Royal KPN, Purchaser, other KPN entities and certain members of KPN's management and Supervisory Board (collectively, the "Defendants") with respect to the Offer. The complaint asserts: several counts for breaches of fiduciary duty against certain of the Defendants, aiding and abetting the breaches of fiduciary duty against certain of the Defendants, civil conspiracy against all Defendants, and fraudulent inducement against certain of the Defendants. The complaint seeks, among other relief, to enjoin the Offer.

        As a result of the commencement of the Offer by KPN and our filing of the complaint against the Defendants, we expect to incur significant expenses during the three months ended September 30, 2009, primarily for legal and investment banking consultation to the Company's Special Committee and Board of Directors.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

        We are a leading wholesale carrier of international long distance telephone calls and a provider of retail prepaid calling services and enhanced services for mobile operators.

        Our operations consist of our wholesale trading business ("Trading"), in which we connect buyers and sellers of international telecommunications services, and our retail services business ("Retail"). Our Trading business also includes outsourcing revenue ("Outsourcing") which we generate as a managed services provider of wholesale international voice services for certain carrier customers, including KPN B.V. ("KPN") which owns a majority of our outstanding common stock.

        In our Trading business we receive voice traffic from buyers—originating telecommunications carriers who are interconnected to our network via Voice over Internet Protocol ("VoIP") or traditional time division multiplexing ('TDM") connections, and we route that traffic over our network to sellers—local service providers and telecommunications carriers in the destination countries with whom we have established agreements to manage the completion or termination of calls. We offer our Trading service on a wholesale basis to carriers, mobile operators, consumer VoIP companies, telephony resellers and other service providers worldwide. Our Outsourcing revenue currently consists of international voice traffic we terminate for Royal KPN N.V. ("Royal KPN") and its affiliates and for TDC, a leading telecommunications carrier in Denmark.

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

Transaction with KPN B.V., a subsidiary of Royal KPN N.V.

        On October 1, 2007, iBasis, Inc. ("iBasis," the "Company", "we" and "our") and KPN B.V., a subsidiary of Royal KPN, completed transactions ("KPN Transaction") pursuant to which iBasis issued 40,121,074 shares of its common stock to KPN and acquired the outstanding shares of two subsidiaries of KPN (collectively, "KPN GCS"), which encompassed KPN' international wholesale voice business. The Company also received $55 million in cash from KPN, subject to post-closing adjustments based on the working capital and debt of iBasis and KPN GCS as described elsewhere in this Quarterly Report on Form 10-Q. Immediately after issuance on October 1, 2007, the shares of iBasis common stock issued to KPN represented 51% of the issued and outstanding shares of iBasis common stock on a fully-diluted basis (which included all of the issued and outstanding common stock and the common stock underlying outstanding "in-the-money" stock options, as adjusted, and warrants to purchase common stock). On October 8, 2007, iBasis paid a dividend in the amount of $113 million at a rate of $3.28 per share to each of its shareholders on the record date of September 28, 2007, the trading date immediately prior to the closing date of the KPN Transaction.

        The officers of iBasis immediately prior to the closing of the KPN Transaction have continued to serve as the officers of the combined company and one executive of KPN GCS, Edwin van Ierland, was appointed as the Company's Senior Vice President Worldwide Sales. Upon the closing of the KPN Transaction, Messrs. Charles Skibo and David Lee, two independent members of iBasis' board of directors, resigned as members of the board of directors and the board of directors of iBasis appointed Messrs. Eelco Blok and Joost Farwerck, two executives of Royal KPN N.V., as directors to fill the vacancies created by the resignations of Messrs. Skibo and Lee.

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

Tender Offer by Royal KPN

        On July 13, 2009, the Company's Board of Directors received a letter from Royal KPN stating its intention to commence a tender offer, through its subsidiary KPN (the "Purchaser"), to acquire all of the shares of the Company's common stock not owned by KPN at an offer price of $1.55 per share in cash (the "Offer"). On July 15, 2009, the Board of Directors of the Company unanimously approved the creation of a special committee (the "Special Committee"), composed of W. Frank King (Chairman), Charles N. Corfield and Robert H. Brumley, to evaluate the Offer and make a recommendation to the stockholders of the Company. On July 28, 2009, the Purchaser commenced the Offer and described the terms of the Offer in a Tender Offer Statement filed with the SEC under cover of Schedule TO. On July 30, 2009, the Company, acting through the Special Committee, responded to the Offer by filing under Schedule 14D-9, which contained the unanimous recommendation of the Special Committee that the Company's stockholders reject the Offer and not tender their shares pursuant to the Offer, because the tender offer price of $1.55 per share was grossly inadequate, opportunistic and not in the best interests of the Company's shareholders.

        On July 30, 2009, the Board of Directors approved the adoption of a limited duration shareholder rights plan. The rights plan was implemented through the Company's entry into a rights agreement with Computershare Trust Company, N.A., as rights agent, and the declaration of a non-taxable dividend distribution of one preferred stock purchase right (each, a "Right") for each outstanding share of the Company's common stock. The dividend is payable on August 10, 2009 to holders of record as of the close of business on August 10, 2009. Each right is attached to and trades with the associated share of common stock. The rights will become exercisable only if a person acquires beneficial ownership of 15% or more of the Company's common stock (or, in the case of a person who beneficially owned 15% or more of the Company's common stock on the date the rights plan was adopted, such person acquires beneficial ownership of any additional shares of the Company's common stock) or after the date of the Rights Agreement, commences a tender offer that, if consummated, would result in beneficial ownership by a person of 15% or more of the Company's common stock. The rights will expire on July 30, 2010, unless the rights are earlier redeemed or exchanged. A copy of the rights agreement was filed with the SEC on July 30, 2009 as Exhibit 4.1 to the Company's Current Report on Form 8-K.

        On August 3, 2009, the Company filed a lawsuit in the Court of Chancery in the State of Delaware, against Royal KPN, Purchaser, other KPN entities and certain members of KPN's management and Supervisory Board (collectively, the "Defendants") with respect to the Offer. The complaint asserts: several counts for breaches of fiduciary duty against certain of the Defendants, aiding and abetting the breaches of fiduciary duty against certain of the Defendants, civil conspiracy against all

Defendants, and fraudulent inducement against certain of the Defendants. The complaint seeks, among other relief, to enjoin the Offer.

        As a result of the commencement of the Offer by KPN and our filing of the complaint against the Defendants, we expect to incur significant expenses during the three months ended September 30, 2009, primarily for legal and investment banking consultation to the Company's Special Committee and Board of Directors.

Critical Accounting Policies and Estimates

        Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements. The preparation of these financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires us to (i) make judgments, assumptions and estimates that affect the reported amounts of assets, liabilities, revenue and expenses; and (ii) disclose contingent assets and liabilities. A critical accounting estimate is an assumption that could have a material effect on our consolidated financial statements if another, also reasonable, amount were used or a change in the estimates is reasonably likely from period to period. We base our accounting estimates on historical experience and other factors that we consider reasonable under the circumstances. However, actual results may differ from these estimates. To the extent there are material differences between our estimates and the actual results, our future financial condition and results of operations will be affected. Our critical accounting policies and estimates are described in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2008. There have been no changes to these critical accounting policies and estimates for the three and six months ended June 30, 2009.

Out-of-Period Adjustments

        During the three months ended June 30, 2009, we identified immaterial errors in our consolidated financial statements for the years ended December 31, 2005 and 2008 and the three months ended March 31, 2009. These errors related to understating depreciation expense (totaling $1.2 million in additional expense, net of tax in 2008 and $0.6 million in additional expense, net of tax, in the three months ended March 31, 2009) and understating the valuation of foreign denominated accounts receivable (totaling $1.7 million in an additional gain, net of tax) in 2005. As a result of these errors, net income was understated by approximately $1.7 million in 2005 and net loss was understated by approximately $1.2 million in 2008 and $0.6 million in the three months ended March 31, 2009. We corrected these errors during the three months ended June 30, 2009. The combined impact to correct these errors on the three and six months ended June 30, 2009 results of operations was to increase net loss by $0.1 million and decrease net loss by $0.5 million, respectively. We evaluated these errors considering both qualitative and quantitative factors and considered the impact of these errors in relation to the periods in which they originated, as well as the current period, which is when they were corrected. We have concluded that these adjustments are not material to any prior periods' consolidated financial statements nor are they expected to be material to the year ending December 31, 2009. As such, these out-of-period errors were recorded in our Statement of Operations for the three months ended June 30, 2009.

Results from Operations

        The following table sets forth for the periods indicated the principal items included in the Condensed Consolidated Statements of Operations as a percentage of total net revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net revenue—external parties	80.1%	82.9%	81.5%	83.7%
Net revenue—related parties	19.9	17.1	18.5	16.3

Total net revenue	100.0	100.0	100.0	100.0

Costs and operating expenses:
Data communications and telecommunications—external parties	79.8	82.5	80.9	82.3
Data communications and telecommunications—related parties	7.0	7.1	6.4	7.1
Engineering and network operations	2.1	1.7	2.0	1.8
Selling, general and administrative	7.0	5.4	6.9	5.7
Depreciation and amortization	4.5	2.3	3.8	2.3

Total costs and operating expenses	100.3	99.0	100.0	99.2
Income (loss) from operations	(0.3)	1.0	(0.0)	0.8
Interest income (expense), net	(0.2)	(0.0)	(0.2)	(0.1)
Foreign exchange gain (loss), net	0.1	(0.2)	(0.1)	(0.1)

Income (loss) before provision for income taxes	(0.4)	0.8	(0.3)	0.6
Provision for income taxes	1.3	0.8	0.8	0.9

Net income (loss)	(1.7)%	0.0%	(1.1)%	(0.3)%

Three Months Ended June 30, 2009 Compared to the Three Months Ended June 30, 2008

        Net revenue.    Our primary source of revenue from external parties are the fees that we charge customers for completing voice and fax calls over our network. We charge our customers fees, per minute of traffic, that are dependent on the length and destination of the call and recognize this revenue in the period in which the call is completed. Revenue from related parties consists of fees that we charge KPN and its affiliates for the traffic they send to us to complete over our network. The fees that we charge KPN and its affiliates are based on the pricing in established service level agreements. Our average revenue per minute ("ARPM") is based upon our total net revenue divided by the number of minutes of traffic over our network for the applicable period. Our average margin per minute ("AMPM") is based upon our total revenue less total data communications and telecommunications costs divided by the number of minutes of traffic over our network for the applicable period ARPM and AMPM are key telecommunications industry financial measurements. We believe these measurements are useful in understanding our financial performance, as well as industry trends. Although the long distance telecommunications industry has been experiencing declining prices in recent years due to the effects of deregulation and increased competition, our ARPM and AMPM can fluctuate from period to period as a result of shifts in traffic over our network to higher priced, or lower priced, destinations.

        Total revenue was $241.3 million for the three months ended June 30, 2009 compared to $360.8 million for the same period in 2008. Revenue from external parties was $193.2 million for the three months ended June 30, 2009 compared to $299.2 million for the same period in 2008. The decrease in revenue from external parties primarily reflects the results of a new pricing initiative, which we commenced in the fourth quarter of 2008, which has focused our efforts on higher margin traffic and elimination or reduction in low margin or unprofitable traffic, as well as the effect of the global economic downturn. Our gross profit, defined as total net revenue less total data communications and telecommunications costs, as a percentage of total revenue, improved to 13.2% for the three months ended June 30, 2009 from 10.4% for the same period in 2008. The weaker euro in the three months ended June 30, 2009 also resulted in a decrease in total revenue of approximately $24 million in U.S. dollars, on our euro-denominated revenue over the same period in 2008. In addition, the current adverse global economic conditions has contributed to a year-to-year decline in the amount of traffic we receive from prepaid calling card providers and wholesale carriers whose traffic comes from prepaid calling card providers.

        Revenue from related parties for the three months ended June 30, 2009 was $48.1 million, compared to $61.7 million for the same period in 2008. The decrease in revenue was primarily due to the effect of the weaker euro year-to-year on this euro-denominated revenue.

        Minutes of traffic for the three months ended June 30, 2009 were 4.7 billion minutes compared to 6.2 billion minutes for the same period in 2008. Average revenue per minute was 5.14 cents per minute for the three months ended June 30, 2009, compared to 5.84 cents per minute for the same period in 2008. Average margin per minute for the three months ended June 30, 2009 was 0.68 cents per minutes compared to 0.61 cents per minute for the same period in 2008.

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

        Total data communications and telecommunications costs were $209.5 million for the three months ended June 30, 2009 compared to $323.4 million for the same period in 2008. Data communications and telecommunications costs from external parties were $192.6 million for the three months ended June 30, 2009 compared to $297.8 million for the same period in 2008. This decrease primarily reflects the lower revenue year-to-year. Data communications and telecommunications costs from related parties were $16.9 million for the three months ended June 30, 2009 compared to $25.6 million for the same period in 2008. As a percentage of total net revenue, total data communications and telecommunications costs were 86.8% for the three months ended June 30, 2009 compared to 89.6% for the same period in 2008.

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

        Engineering and network operations expenses were $4.9 million for the three months ended June 30, 2009 compared to $6.0 million for the same period in 2008. The reduction in engineering and network operations expenses reflect the reduced level of support from KPN as a result of our integration efforts and the migration of our mid-range voice product to our VoIP network.

        Selling, general and administrative expenses.    Selling, general and administrative expenses include salaries, payroll tax and benefit expenses, and other costs for sales and marketing functions and general corporate functions, including executive management, finance, legal, facilities, information technology and human resources.

        Selling, general and administrative expenses were $16.8 million for the three months ended June 30, 2009 compared to $19.4 million for the same period in 2008. The decrease in expenses reflects lower administrative support costs from KPN, as well as our continued monitoring and control of expenses. The decrease in support costs from KPN primarily reflects the result of our integration of our Netherlands and U.S. operations. During the three months ended June 30, 2009, we began using a new enterprise resource planning ("ERP") system, as well as a new billing system, which has allowed us to centralize our finance function, rate management and commercial operations. These new systems enable us to gain efficiencies in manpower, as well as provide improved visibility and control over our sources of revenue.

        Depreciation and amortization expenses.    Depreciation and amortization expenses were $10.8 million for the three months ended June 30, 2009, compared to $8.5 million for the same period in 2008. During the three months ended June 30, 2009, we corrected an error totaling $1.8 million which related to prior periods (See Out-of-Period Adjustments noted). Excluding the effect of the correction of this error, the increase in depreciation and amortization expense primarily reflects a higher level of amortization of our intangible assets.

        Interest income and expense.    Interest expense, net was $0.3 million for the three months ended June 30, 2009 compared to $30,000 for the same period in 2008. The increase in interest expense, net, primarily relates to interest and related fees on borrowings under our Loan Agreement with Silicon Valley Bank.

        Foreign exchange gain (loss), net.    Foreign exchange gain, net was $0.2 million for the three months ended June 30, 2009, compared to a loss of $0.5 million for the same period in 2008. These foreign exchange gains and losses are primarily the result of the change in exchange rates between the U.S. dollar and the euro on our euro-denominated assets and liabilities. During the three months ended June 30, 2009, we corrected an error totaling $2.3 million ($1.7 million net of tax) which related to prior periods (See Out-of-Period Adjustments noted above). Excluding the effect of the correction of this error, foreign exchange loss, net was $2.5 million for the three months ended June 30, 2009.

        Income taxes.    The income tax provision was $3.1 million for the three months ended June 30, 2009 and $2.9 million for the same period in 2008 and primarily relates to income taxes on the taxable income of our operations in The Netherlands. In 2009, we expect to generate taxable income in the U.S. and lower taxable income in The Netherlands, compared to 2008, primarily as a result of the integration of our U.S. and Netherlands operations. In the U.S., we will be able to utilize our available net operating loss carry forwards to offset this expected taxable income.

Six Months Ended June 30, 2009 Compared to the Six Months Ended June 30, 2008

        Net revenue.    Total revenue was $496.8 million for the six months ended June 30, 2009 compared to $685.7 million for the same period in 2008. Revenue from external parties was $405.0 million for the six months ended June 30, 2009 compared to $573.8 million for the same period in 2008. The decrease in revenue from external parties primarily reflects the results of a new pricing initiative, which we commenced in the fourth quarter of 2008, which has focused our efforts on higher margin traffic and elimination or reduction in low margin or unprofitable traffic. As a result, our gross profit, defined as total net revenue less total data communications and telecommunications costs, as a percentage of total revenue, improved to 12.7% for the six months ended June 30, 2009 from 10.6% for the same period in 2008. The weaker euro in the six months ended June 30, 2009 also resulted in a decrease in total revenue of approximately $45 million in U.S. dollars, on our euro-denominated revenue over the same period in 2008. In addition, the current adverse global economic conditions has contributed to a year-to-year decline in the amount of traffic we receive from prepaid calling card providers and wholesale carriers whose traffic comes from prepaid calling card providers.

        Revenue from related parties for the six months ended June 30, 2009 was $91.8 million, compared to $111.9 million for the same period in 2008. The decrease in revenue was primarily due to the effect of the weaker euro year-to-year on this euro-denominated revenue.

        Minutes of traffic for the six months ended June 30, 2009 were 9.8 billion minutes compared to 12.0 billion minutes for the same period in 2008. Average revenue per minute was 5.06 cents per minute for the six months ended June 30, 2009, compared to 5.72 cents per minute for the same period in 2008. Average margin per minute for the six months ended June 30, 2009 was 0.64 cents per minutes compared to 0.61 cents per minute for the same period in 2008.

        Data communications and telecommunications costs.    Total data communications and telecommunications costs were $434.0 million for the six months ended June 30, 2009 compared to $612.9 million for the same period in 2008. Data communications and telecommunications costs from external parties were $401.8 million for the six months ended June 30, 2009 compared to $564.2 million for the same period in 2008. This decrease primarily reflects the lower minutes of traffic year-to-year. Data communications and telecommunications costs from related parties were $32.2 million for the six months ended June 30, 2009 compared to $48.7 million for the same period in 2008. As a percentage of total net revenue, total data communications and telecommunications costs were 87.3% for the six months ended June 30, 2009 compared to 89.4% for the same period in 2008.

        Engineering and network operations expenses.    Engineering and network operations expenses were $10.0 million for the six months ended June 30, 2009 compared to $12.7 million for the same period in 2008. The reduction in engineering and network operations expenses reflect the reduced level of support from KPN as a result of our integration efforts and the migration of our mid-range voice product to our VoIP network.

        Selling, general and administrative expenses.    Selling, general and administrative expenses were $34.0 million for the six months ended June 30, 2009 compared to $39.3 million for the same period in 2008. The decrease in expenses reflects lower administrative support costs from KPN, as well as our continued monitoring and control of expenses. The decrease in support costs from KPN primarily reflects the result of our integration of our Netherlands and U.S. operations. During the six months ended June 30, 2009, we began using a new enterprise resource planning ("ERP") system, as well as a new billing system, which has allowed us to centralize our finance function, rate management and commercial operations. These new systems enable us to gain efficiencies in manpower, as well as provide improved visibility and control over our sources of revenue.

        Depreciation and amortization expenses.    Depreciation and amortization expenses were $19.0 million for the six months ended June 30, 2009, compared to $15.7 million for the same period in 2008. During the six months ended June 30, 2009, we corrected an error totaling $1.8 million which related to prior periods (See Out-of-Period Adjustments noted above). Excluding the effect of the correction of this error, the increase in depreciation and amortization expense primarily reflects a higher level of amortization of our intangible assets.

        Interest income and expense.    Interest expense, net was $0.9 million for the six months ended June 30, 2009 compared to $0.5 million for the same period in 2008. The increase in interest expense, net, primarily relates to interest and related fees on borrowings under our Loan Agreement with Silicon Valley Bank.

        Foreign exchange gain (loss), net.    Foreign exchange loss, net was $0.4 million for the six months ended June 30, 2009, compared to a loss of $0.8 million for the same period in 2008. During the six months ended June 30, 2009, we corrected an error totaling $2.3 million ($1.7 million net of tax) which related to prior periods (See Out-of-Period Adjustments noted above). These foreign exchange gains and losses are primarily the result of the change in exchange rates between the U.S. dollar and the euro on our euro-denominated assets and liabilities. Excluding the effect of the correction of this error, foreign exchange loss, net was $2.7 million for the six months ended June 30, 2009.

        Income taxes.    The income tax provision was $4.1 million for the six months ended June 30, 2009 and $6.0 million for the same period in 2008 and primarily relates to income taxes on the taxable income of our operations in The Netherlands. In 2009, we expect to generate taxable income in the U.S. and lower taxable income in The Netherlands, compared to 2008, primarily as a result of the integration of our U.S. and Netherlands operations. In the U.S., we will be able to utilize our available net operating loss carry forwards to offset this expected taxable income.

Liquidity and Capital Resources

        Cash provided by operating activities was $20.2 million in the six months ended June 30, 2009 and was the result of the net loss of $5.7 million, after non-cash charges of $21.1 million and by net changes in operating assets and liabilities of $4.8 million. Non-cash charges for the six months ended June 30, 2009 consisted primarily of depreciation and amortization expense. The net change of $4.8 million in operating assets and liabilities was primarily a result of reduction in accounts receivable—external parties of $24.0 million, partially offset by a reduction in accounts payable—external parties of $9.6 million and accrued expenses of $9.0 million. The reduction in accounts receivable—external parties, accounts payable—external parties and accrued expenses is largely a result of the lower level of revenue during the six months ended June 30, 2009. In addition, the reduction in accounts receivable—external parties reflects improved accounts receivable collections.

        Cash provided by operating activities was $15.5 million in the six months ended June 30, 2008 and was the result of the net loss of $(2.1) million and changes in other assets and liabilities of $(4.1) million, offset by non-cash charges of $17.9 million, primarily depreciation and amortization. Accounts receivable and unbilled revenue, net—external parties increased by $23.2 million and accounts payable—external parties and accrued expenses, combined, increased by $33.7 million. These increases primarily reflected the higher sequential quarterly revenue and related data and telecommunications costs.

        Cash used in investing activities in the six months ended June 30, 2009 consisted of $2.8 million used for purchases of property and equipment.

        Cash flows used in investing activities in the six months ended June 30, 2008 was $11.0 million. Additions to property and equipment were $7.0 million in the six months ended June 30, 2008. On April 1, 2008, we acquired certain assets from TDC, the leading telecommunications carrier in Denmark, as well as certain assets, contracts and employees of TDC's subsidiary in the U.S., TDC Carrier Services U.S., for approximately $10.9 million in cash and incurred $0.1 million in legal fees. Cash provided by investing activities included a reduction in other assets, relating to investing activities, of $5.0 million and maturities of short-term marketable securities of $2.0 million.

        Cash used in financing activities in the six months ended June 30, 2009 consisted of repayments of $8.1 million of our bank borrowings and a principal payments of $10.0 million to fully pay-off our Working Capital Loan to KPN. The repayments of $8.1 million of our bank borrowings were a result of lower borrowing capability under our Loan Agreement with Silicon Valley Bank. The reduction in borrowing capability was primarily a result of a decline in accounts receivable due to the revenue in the six months ended June 30, 2009. Payments of capital lease obligations were $0.3 million.

        Cash used in financing activities in the six months ended June 30, 2008 was $5.7 million. We borrowed an additional $5.0 million under our bank line of credit during the period. We made our first installment payment on our working capital adjustment indebtedness with KPN of $4.7 million and made purchases of our common stock in the amount of $4.9 million under our stock repurchase program during that period. Payments of capital lease obligations were $1.1 million.

        On January 26, 2009, the Company and Silicon Valley Bank modified the Loan Agreement, effective as of December 30, 2008 to reduce the amount available under the Loan Agreement from $50.0 million to $35.0 million, extend the maturity date of the Loan Agreement to September 30, 2010 and to modify certain financial covenants. In connection with this modification, we paid Silicon Valley Bank a modification fee of $52,500 and a revolving line renewal fee of $175,000. See Note 11 "Line of Credit and Long-Term Debt" of our Condensed Notes to Condensed Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q for further information on our Loan Agreement.

        At June 30, 2009 and December 31, 2008, we had $19.0 million and $27.1 million, respectively, in borrowings outstanding, and had issued outstanding standby letters of credit of $2.5 million and $2.6 million, respectively, under the Loan Agreement. As of June 30, 2009, we were in compliance of all of the covenants under the Loan Agreement.

        In the six months ended June 30, 2009, we purchased certain equipment for $0.4 million under a four year financing agreement, with payments due monthly through May 2013. In the six months ended June 30, 2008, we purchased certain software licenses for $1.7 million under a 30-month financing agreement, with payments due on a semi-annual basis through June 2010.

        We anticipate that our June 30, 2009 balance of $57.3 million in cash and cash equivalents, together with expected net cash flow generated from operations, will be sufficient to fund our operations and capital asset expenditures for the next twelve months. We expect capital asset expenditures to be between $10 million to $14 million in 2009.

Off-Balance Sheet Arrangements

        Under accounting principles generally accepted in the U.S., certain obligations and commitments are not required to be included in the consolidated balance sheets and statements of operations. These obligations and commitments, while entered into in the normal course of business, may have a material impact on liquidity. As of June 30, 2009, we do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Contractual Obligations

        The following table summarizes our future contractual obligations as of June 30, 2009:

	Payment Due Dates
	Total	Less than 1 Year	1 to 2 Years	2 to 3 Years	3 to 5 Years	After 5 Years
	(In thousands)
Bank borrowings	$18,951	$—	$18,951	$—	$—	$—
Interest on bank borrowings(1)	1,362	1,090	272	—	—	—
Capital lease obligations, including interest	993	718	103	103	69	—
Operating leases	7,058	2,496	1,137	855	1,209	1,361
Purchase commitments for termination of minutes	35,630	35,630	—	—	—	—

Total	$63,994	$39,934	$20,463	$958	$1,278	$1,361

(1)
Interest payments on bank borrowings are projected using our borrowing rate as of June 30, 2009. Future interest payments may differ from these amounts based on changes in market interest rates.

        As of June 30, 2009, the total amount of net unrecognized tax benefits for uncertain tax positions and the accrual for the related interest was $0.7 million. We are unable to make a reasonably reliable estimate of when cash settlement, if any, will occur with a tax authority as the timing of examinations and ultimate resolution of those examinations is uncertain.

New Accounting Pronouncements

        For a description of new accounting pronouncements, see Note 1 "Business and Presentation" of our Condensed Notes to Condensed Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q.

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

        Our primary interest rate risk is the risk on borrowings under our Loan Agreement with Silicon Valley Bank, which is subject to interest rates based on the bank's prime rate or LIBOR, plus margin. We had $19.0 million in borrowings under our Loan Agreement at June 30, 2009. If, for example, interest rates were to increase by 1%, this would result in additional annual interest expense of $0.2 million on our current level of borrowings. A change in the applicable interest rates would also affect the rate at which we could borrow funds or finance equipment purchases. Our capital lease obligations are fixed rate debt.

Item 4.    Controls and Procedures

Disclosure Controls and Procedures

        Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q, have concluded that, based on such evaluation, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

        During the three months ended June 30, 2009, we began using a new Enterprise Resource Planning ("ERP") system, as well as a new central customer billing system. Implementing this new ERP and billing system involved significant changes in business processes that management believes will provide meaningful benefits, including more standardized and efficient processes throughout the Company. For the quarter ended June 30, 2009, there were material changes to our internal controls over financial reporting related to the implementation of the ERP system. The changes in business processes primarily affected our customer billing process and recording and reporting of revenues and expenditures. While we believe that this new system and the related changes to internal controls will strengthen our internal controls over financial reporting, there are inherent risks in implementing any new ERP system and we will continue to evaluate and test these control changes in order to provide certification as of year-end on the effectiveness, in all material respects, of our internal controls over financial reporting.

Part II—Other Information

Item 1.    Legal Proceedings

        The discussion of legal proceedings in Note 12 "Commitments and Contingencies" of our Condensed Notes to Condensed Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q is hereby incorporated by reference.

        In addition, for a description of the complaint we filed against Royal KPN and its affiliates in August 2009 relating to the unsolicited tender offer by KPN, please see the legal proceedings described under the heading "Tender Offer by Royal KPN" in "Management's Discussion and Analysis of Financial Condition and Results of Operations," contained in this Quarterly Report on Form 10-Q.

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

KPN's tender offer to purchase all of our outstanding common stock is disruptive to our business and threatens to adversely affect the Company's financial condition and results of operations.

        On July 13, 2009, our Board of Directors received a letter from Royal KPN indicating its intention to commence a tender offer, through its subsidiary KPN, to acquire all of the shares of our common stock not owned by KPN at an offer price of $1.55 per share in cash (the "Offer"). On July 15, 2009, our Board of Directors of the Company unanimously approved the creation of a special committee (the "Special Committee"), composed of W. Frank King (Chairman), Charles N. Corfield and Robert H. Brumley, to evaluate the Offer and make a recommendation to our stockholders. On July 28, 2009, the Purchaser commenced the Offer and described the terms of the Offer in a Tender Offer Statement filed with the SEC under cover of Schedule TO. On July 30, 2009, the Company, acting through the Special Committee, responded to the Offer by filing under Schedule 14D-9, which contained the unanimous recommendation of the Special Committee that our stockholders reject the Offer and not tender their shares pursuant to the Offer, because the tender offer price of $1.55 per share was grossly inadequate, opportunistic and not in the best interests of the Company's shareholders.

        The Offer is highly conditional and creates substantial uncertainties. The Offer may adversely impact our ability to attract new customers and may cause potential or current customers to seek alternative suppliers. In particular, the Offer may adversely impact our ability to successfully market and sell our products and services. Additionally, the Offer may create uncertainty for our management, employees, current and potential customers, suppliers and other third parties. This uncertainty could adversely affect our ability to retain key employees and to hire new talent, cause third parties to terminate their relationship with us, or not to renew or enter into arrangements with us; and negatively impact our business during the pendency of the Offer.

        In addition, the review and response to the Offer requires the expenditure of significant time and resources by us and may be a significant distraction for our management and employees. Additionally, we, including, members of our Board of Directors may be named in lawsuits related to the Offer. Any future lawsuits may become burdensome and result in significant costs of defense, indemnification, and liability. Each of these factors, individually or in the aggregate, may adversely affect our financial condition and results of operations.

KPN, our controlling stockholder, may seek to influence our business in a manner that is adverse to us or adverse to other stockholders who may be unable to prevent actions by KPN.

        As our majority stockholder, KPN controls the outcome of most actions requiring the approval of our stockholders. Our Second Amended and Restated By-laws, as amended, provide among other things, that during the control period (as defined therein), no fewer than two members of the Company's Board of Directors will be nominated by KPN. In addition, commencing on October 1, 2009, in connection with any annual or special meeting of stockholders at which members of the Board of Directors are to be elected that is held during the control period, no fewer than two additional directors will be nominated by KPN, provided, that if the aggregate number of directors serving on the Board of Directors is increased during the control period, the number of directors nominated by KPN will be increased proportionately. The By-laws also provide that, following October 1, 2009, the Company's chief executive officer may be removed and replaced by a unanimous vote of the KPN-nominated directors and any independent directors. Further, during the control period, a resolution of the Board of Directors with respect to the following matters may not be approved, absent exceptional circumstances, without the approval of a majority of the entire Board of Directors, including the unanimous approval of the KPN-nominated directors:

  •
  the appointment or removal of the Company's chief financial officer;

  •
  the approval of the Company's annual budget or three-year business plan;

  •
  any financings, guarantees, acquisitions, dispositions, incurrences of liens or other encumbrances (or any series of related financings, guarantees, acquisitions, dispositions, incurrences of liens or other encumbrances), that involve, in each case the aggregate payment or receipt by (or incurrence of obligations of or to) the Company or any of the Company's subsidiaries or other affiliates of consideration in excess of $10,000,000;

  •
  any one or series of related mergers, consolidations or other similar transactions that involve the aggregate payment or receipt by (or incurrence of obligations of or to) the Company or any of the Company's subsidiaries or other affiliates of consideration in excess of $10,000,000;

  •
  any investments, reorganizations, joint ventures, partnerships, leases or capital expenditures (or any series of related investments, reorganizations, joint ventures, partnerships, leases or capital expenditures), that involve, in each case, the aggregate payment or receipt by (or incurrence of obligations of or to) the Company or any of the Company's subsidiaries or other affiliates of consideration in excess of $10,000,000 which are not covered in the Company's annual budget;

  •
  any issuance, grant, sale or offer or any repurchase, reduction, redemption, conversion, sub-division, consolidation, cancellation or otherwise by the Company of Shares, other capital stock or any instruments with voting rights or that are convertible into capital stock, including options and warrants, other than upon the exercise of options, warrants or other convertible securities outstanding on October 1, 2007, pursuant to the terms of such options, warrants and other convertible securities;

  •
  any declaration by the Company of dividends or other distributions to stockholders;

  •
  any amendments to the Company's certificate of incorporation or by-laws; and

  •
  any commencement of voluntary bankruptcy proceedings, dissolution or similar proceedings by the Company or any of the Company's subsidiaries or other affiliates.

        Currently, two of our directors—Messer. Eelco Blok and Joost Farwerck—also serve as officers of KPN or affiliates of KPN. We cannot assure that KPN will not seek to influence our business in a manner that is contrary to our goals or strategies, or the interests of other stockholders. Moreover, persons who are directors of iBasis and who are also officers of KPN may decline to take actions in a manner that might be favorable to us but adverse to KPN.

The Company's stock price has been volatile and may continue to fluctuate significantly.

        As a result of KPN's unsolicited tender offer, as well as the recent volatility in general market conditions, the market price of the Company's common stock has been subject to significant fluctuations. The future trading price of the Company's common stock is likely to be volatile and could be subject to wide price fluctuations.

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

  •
  uncertainty related to the unsolicited tender offer commenced by KPN and litigation that we have initiated relating to the tender offer;

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

        Without limiting the foregoing, the words "believes," "anticipates,""plans," "expects" and similar expressions are intended to identify forward-looking statements. There are a number of factors that could cause actual events or results to differ materially from those indicated by such forward-looking statements, many of which are beyond our control, including the factors set forth under "Item 1A. Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2008, as updated or supplemented by "Part II—Item 1A—Risk Factors" of this Quarterly Report on Form 10-Q. In addition, the forward-looking statements contained herein represent our estimate only as of the date of this filing and should not be relied upon as representing our estimate as of any subsequent date. While we may elect to update these forward-looking statements at some point in the future, we specifically disclaim any obligation to do so to reflect actual results, changes in assumptions or changes in other factors affecting such forward-looking statements.

Item 4A.    Submission of Matters to a Vote of Security Holders

        On May 26, 2009, the Company held its Annual Meeting of Shareholders. At the meeting, shareholders voted upon three matters. On the first matter, the shareholders re-elected Messrs. Ofer Gneezy and Charles N. Corfield as Class 1 directors to serve on the Company's board of directors until the annual meeting of shareholders to be held in 2012 and until their successors are duly elected and qualified or until their earlier resignation or removal. In addition, although Class 2 and 3 directors were not the subject of shareholder votes at the annual meeting, Gordon J. VanderBrug, Eelco Blok and W. Frank King currently serve as the Company's Class 2 directors with terms ending at the 2010 annual meeting of shareholders and Robert H. Brumley and Joost Farwerck currently serve as the Company's Class 3 directors with terms ending at the 2011 annual meeting of shareholders.

        On the second matter, the shareholders ratified the adoption of the iBasis, Inc. Executive Bonus Plan

        On the third matter, the shareholders ratified the appointment of PricewaterhouseCoopers LLP as the Company's independent registered public accounting firm for the fiscal year ending December 31, 2009.

        The results of the shareholder votes are as follows:

	For	Withheld
Election of Class 1 Directors:
Ofer Gneezy	60,640,778	2,958,822
Charles N. Corfield	62,550,811	1,048,789

	For	Against	Abstentions	Broker non-votes
Ratification of adoption of iBasis, Inc. Executive Bonus Plan	51,672,364	2,289,409	53,653	9,584,174

	For	Against	Abstentions	Broker non-votes
Ratification of Independent Registered Public Accounting Firm:
PricewaterhouseCoopers LLP	63,518,176	75,249	6,175	0

Item 5.    Other Information.

Important Legal Information

        In connection with the tender offer commenced by KPN B.V., the Company has filed with the SEC a Solicitation/Recommendation Statement on Schedule 14D-9 on July 30, 2009 and amendments thereto.

Item 6.    Exhibits

  (a)
  Exhibits:

10.1	†	Form of Severance and Change-in-Control Agreement dated as of May 11, 2009, between iBasis, Inc. and each of the Chief Executive Officer and Executive Vice President (separate agreements entered into by each of Ofer Gneezy and Gordon J. VanderBrug) (incorporated by reference to Exhibit (e)(21) to the Company's Schedule 14D-9 filed with the SEC on July 30, 2009).

10.2	†	Form of Severance and Change-in-Control Agreement dated as of May 11, 2009, between iBasis, Inc. and each Senior Vice President (separate agreements entered into by each of Richard G. Tennant, Mark S. Flynn, Paul H. Floyd and Edwin van Ierland) (incorporated by reference to Exhibit (e)(22) to the Company's Schedule 14D-9 filed with the SEC on July 30, 2009).
31.1	*	Certification of iBasis, Inc. Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	Certification of iBasis, Inc. Chief Financial Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.
32.1	‡	Certifications of iBasis, Inc. Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†
Indicates management compensatory plan, contract or arrangement.

*
Filed herewith.

‡
Furnished herewith.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

iBasis, Inc.
August 7, 2009	By:	/s/ RICHARD TENNANT Richard Tennant Senior Vice President and Chief Financial Officer (Authorized Officer and Principal Financial and Accounting Officer)