Form 10-Q
period 2009-09-30
IBASIS INC
filed 2009-11-09
CIK 1091756

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
OR
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

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark whether each registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, par value $0.001 per share, as of October 31, 2009            71,229,578

iBASIS, INC.

Index

Part I—Financial Information

Item 1.    Financial Statements

iBasis, Inc.

Condensed Consolidated Balance Sheets

(unaudited)

	September 30, 2009	December 31, 2008
	(in thousands, except per share data)
Assets
Cash and cash equivalents	$55,972	$56,912
Accounts receivable and unbilled revenue—external parties, net of allowance for doubtful accounts of $3,346 and $4,654, respectively	203,761	234,946
Accounts receivable—related parties	812	2,053
Prepaid expenses and other current assets	7,654	6,477

Total current assets	268,199	300,388
Property and equipment, net	26,091	34,836
Other assets	1,311	1,573
Intangible assets, net	72,677	87,206
Goodwill	17,324	17,324

Total assets	$385,602	$441,327

Liabilities and Stockholders' Equity
Accounts payable—external parties	$150,969	$155,676
Accrued expenses	121,002	151,685
Deferred revenue	11,356	13,894
Current portion of long-term debt	676	577

Total current liabilities	284,003	321,832
Long-term debt, net of current portion	19,180	27,380
Deferred income taxes	1,940	2,534
Other long-term liabilities	839	1,063

Total liabilities	305,962	352,809

Stockholders' equity:
Common stock, $0.001 par value, authorized—170,000 shares and 170,000 shares, respectively; issued—76,205 and 76,204 shares, respectively; outstanding—71,229 and 71,228 shares, respectively	76	76
Additional paid-in capital	339,399	337,590
Treasury stock at cost; 4,976 and 4,976 shares, respectively	(15,000)	(15,000)
Accumulated other comprehensive income (loss)	1,860	(1,140)
Accumulated deficit	(246,695)	(233,008)

Total stockholders' equity	79,640	88,518

Total liabilities and stockholders' equity	$385,602	$441,327

The accompanying notes are an integral part of these condensed consolidated financial statements.

iBasis, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended September 30,
	2009	2008
	(in thousands, except per share data)
Net revenue—external parties	$199,593	$272,906
Net revenue—related parties	52,246	65,117

Total net revenue	251,839	338,023

Costs and operating expenses:
Data communications and telecommunications—external parties (excluding depreciation and amortization)	195,410	280,365
Data communications and telecommunications—related parties (excluding depreciation and amortization)	23,512	25,273
Engineering and network operations expenses	4,915	5,584
Selling, general and administrative expenses	15,915	17,132
Tender offer-related expenses	7,371	—
Depreciation and amortization	9,206	8,466

Total costs and operating expenses	256,329	336,820

Income (loss) from operations	(4,490)	1,203
Interest income	62	595
Interest expense	(478)	(833)
Foreign exchange gain (loss), net	(1,295)	2,193
Other income	—	1,779

Income (loss) before provision for income taxes	(6,201)	4,937
Provision for income taxes	1,796	1,643

Net income (loss)	$(7,997)	$3,294

Net income (loss) per share:
Basic	$(0.11)	$0.05
Diluted	$(0.11)	$0.05
Weighted average common shares outstanding:
Basic	71,229	72,344
Diluted	71,229	72,869

The accompanying notes are an integral part of these condensed consolidated financial statements.

iBasis, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

	Nine Months Ended September 30,
	2009	2008
	(in thousands, except per share data)
Net revenue—external parties	$604,583	$846,742
Net revenue—related parties	144,048	177,024

Total net revenue	748,631	1,023,766

Costs and operating expenses:
Data communications and telecommunications—external parties (excluding depreciation and amortization)	597,222	844,548
Data communications and telecommunications—related parties (excluding depreciation and amortization)	55,677	73,952
Engineering and network operations expenses	14,866	18,240
Selling, general and administrative expenses	49,949	56,383
Tender offer-related expenses	7,371	—
Depreciation and amortization	28,249	24,185

Total costs and operating expenses	753,334	1,017,308

Income (loss) from operations	(4,703)	6,458
Interest income	253	1,559
Interest expense	(1,616)	(2,270)
Foreign exchange gain (loss), net	(1,684)	1,401
Other income	—	1,779

Income (loss) before provision for income taxes	(7,750)	8,927
Provision for income taxes	5,937	7,692

Net income (loss)	$(13,687)	$1,235

Net income (loss) per share:
Basic	$(0.19)	$0.02
Diluted	$(0.19)	$0.02
Weighted average common shares outstanding:
Basic	71,228	73,938
Diluted	71,228	74,298

The accompanying notes are an integral part of these condensed consolidated financial statements

iBasis, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended September 30,
	2009	2008
	(in thousands)
Cash flows from operating activities:
Net income (loss)	$(13,687)	$1,235
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	28,249	24,185
Stock-based compensation	1,808	1,869
Provision for doubtful accounts receivable	1,270	900
Changes in assets and liabilities:
Accounts receivable and unbilled revenue—external parties	38,823	(6,390)
Accounts receivable—related parties	11,844	(3,014)
Prepaid expenses and other current assets	(1,162)	(39)
Other assets	288	130
Accounts payable—external parties	(10,198)	7,710
Accounts payable—related parties	—	(5,798)
Accrued expenses	(35,922)	11,369
Deferred revenue	(2,538)	795
Long-term deferred income taxes	(594)	(516)
Other long-term liabilities	(224)	(551)

Net cash provided by operating activities	17,957	31,885

Cash flows from investing activities:
Purchases of property and equipment	(4,876)	(10,039)
Purchase of certain assets from TDC	—	(11,050)
Maturities of available-for-sale short-term marketable investments	—	1,999
Decrease in other long-term assets	—	5,000

Net cash used in investing activities	(4,876)	(14,090)

Cash flows from financing activities:
Bank borrowings (repayments)	(8,129)	5,000
Payment of loan from related party	(9,963)	(4,742)
Purchases of common stock	—	(15,000)
Proceeds from exercises of common stock options	1	563
Payments of principal on capital lease obligations	(343)	(1,316)
Dividend payment related to warrant exercise	—	(323)

Net cash used in financing activities	(18,434)	(15,817)

Effect of exchange rate changes on cash and cash equivalents	4,413	(3,168)

Net increase (decrease) in cash and cash equivalents	(940)	(1,191)
Cash and cash equivalents, beginning of period	56,912	63,735

Cash and cash equivalents, end of period	$55,972	$62,544

Supplemental disclosure of cash flow information:
Interest paid	$2,116	$1,999
Taxes paid	$7,690	$9,454
Supplemental disclosure of non-cash investing and financing activities:
Common stock issued in exchange for cashless warrant exercise	$—	$192
Contribution to equity for forgiveness of costs billed by related party	$—	$818
Contribution to equity for expenses paid directly by related party	$—	$492
Property and equipment acquired under long-term financing arrangement	$359	$1,731

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

        We have evaluated subsequent events through the time of filing this Form 10-Q with the SEC on November 9, 2009.

Out-of-Period Adjustments

        During the three months ended June 30, 2009, we identified immaterial errors in our consolidated financial statements for the years ended December 31, 2005 and 2008 and the three months ended March 31, 2009. These errors related to understating depreciation expense (totaling $1.2 million in additional expense, net of tax in 2008 and $0.6 million in additional expense, net of tax, in the three months ended March 31, 2009) and understating the valuation of foreign denominated accounts receivable (totaling $1.7 million in an additional gain, net of tax). As a result of these errors, net income was understated by approximately $1.7 million in 2005 and net loss was understated by approximately $1.2 million in 2008 and $0.6 million in the three months ended March 31, 2009. We corrected these errors during the three months ended June 30, 2009. The combined impact to correct these errors on the three and six months ended June 30, 2009 results of operations was to increase net loss by $0.1 million and a decrease to net loss of $0.5 million, respectively.

        Additionally, during the three months ended September 30, 2009, we identified immaterial errors in our consolidated financial statements for the three months ended June 30, 2009. These errors related to overstating foreign exchange gains and losses totaling $0.2 million, net of tax, for the three months ended June 30, 2009. We corrected these errors during the three months ended September 30, 2009. There was no impact on our Results of Operations for the nine months ended September 30, 2009.

        We evaluated all of these errors considering both qualitative and quantitative factors and considered the impact of all these errors in relation to the periods in which they originated, as well as the current period, which is when they were corrected. We have concluded that these adjustments are not material to any prior periods' consolidated financial statements nor are they expected to be material to the year ending December 31, 2009. As such, these out-of-period errors were recorded in

iBasis, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

(1) Business and Presentation (Continued)

our Statement of Operations for the three months ended June 30, 2009 and September 30, 2009, respectively.

New Accounting Pronouncements

        In December 2007, the Financial Accounting Standards Board ("FASB") issued an accounting standard amending the accounting and disclosure requirements for business combinations and, non-controlling interests in consolidated financial statements. The amended business combination standard changes how business acquisitions are accounted for and impacts financial statements both on the acquisition date and in subsequent periods. The amended non-controlling interests in consolidated financial statements standard changes the accounting and reporting for minority interests, which will be re-characterized as non-controlling interests and classified as a component of equity. The accounting standards were effective beginning the first fiscal quarter of 2009. With our adoption of the business combinations standard, previously reserved pre-acquisition net operating losses will reduce income tax expense when utilized or when the valuation allowance for such net operating losses is released, which may have a material effect on our results operations and financial position in 2009 and in future years. Prior to January 1, 2009, the utilization of previously reserved pre-acquisition net operating losses reduced goodwill. The adoption of the amended non-controlling interests in consolidated financial statements standard did not have a material effect on our statements of financial position, results of operations or cash flows.

        In March 2008, the FASB issued an accounting standard amending the disclosures requirements on derivative instruments and hedging activities. The standard is intended to enhance the current disclosure framework in accounting for derivative instruments and hedging activities. The standard requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. The accounting standard is effective for fiscal years and interim periods beginning after November 15, 2008. The adoption of this standard on January 1, 2009 did not have a material effect on our financial position, results of operations or cash flows.

        In April 2008, the FASB issued an accounting standard amending the accounting requirements for determining useful lives of intangible assets. This standard is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those years. This standard amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. This standard is intended to improve the consistency between the useful life of an intangible asset and the period of expected cash flows used to measure the fair value of the asset in a business combination. The adoption of this standard on January 1, 2009 did not have a material effect on our financial position, results of operations or cash flows.

        In June 2009, the FASB issued the FASB accounting standards codification (codification). The codification will become the single source for all authoritative GAAP recognized by the FASB to be applied for financial statements issued for periods ending after September 15, 2009. The codification does not change GAAP and will not have an affect on our financial position, results of operations or liquidity.

iBasis, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

(2) Net loss per share

        Basic and diluted net loss per common share is determined by dividing net loss by the weighted average common shares outstanding during the period. Basic and diluted net income per common share is determined by dividing net income by the weighted average number of common shares and common equivalent shares outstanding during the period.

        The following table summarizes common shares that have been excluded from the computation of basic and diluted weighted average common shares for the three and nine months ended September 30, 2009 and 2008 because their inclusion would be anti-dilutive:

	Three and Nine Months Ended September 30, 2009	Three and Nine Months Ended September 30, 2008
	(in thousands)
Options to purchase common shares	5,383	2,956
Warrants to purchase common shares	432	432

Total	5,815	3,388

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

        The FASB accounting standard related to stock-based compensation requires companies to recognize share-based payments to employees as compensation expense using the "fair value" method. The fair value of stock options and shares purchased pursuant to the 2007 Plan is calculated using the Black-Scholes valuation model. In accordance with the stock-based compensation standard, stock-based compensation, measured at the grant date based on the fair value of the award, is recognized as expense ratably over the service period.

iBasis, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

(3) Stock-Based Compensation (Continued)

        The following table presents the stock-based compensation expense included in our unaudited condensed consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(In thousands)
Stock-based compensation expense:
Engineering and network operations	$153	$155	$452	$467
Sales, general and administrative	460	467	1,356	1,402

Total stock-based compensation	$613	$622	$1,808	$1,869

        During the three months ended September 30, 2009, we did not grant any stock options. For the nine months ended September 30, 2009 we granted stock options totaling 1,317,100 shares For the three and nine months ended September 30, 2008, we granted stock options totaling 35,800 shares and 1,329,950 shares, respectively. Stock options granted during the nine months ended September 30, 2009 and 2008 include stock options granted to our directors, officers and employees. Stock options granted during the three months ended September 30, 2008 were to employees only. The fair value of these stock option awards were estimated using the Black-Scholes model with the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Risk free interest rate	—	3.30%	2.07%	3.03%
Dividend yield	—	0.0%	0.0%	0.0%
Expected life	—	6.25 years	6.25 years	6.25 years
Volatility	—	100%	100%	100%
Fair value of options granted	—	$3.13	$0.74	$3.60

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

        No income tax benefit was realized from stock option exercises during the three and nine months ended September 30, 2009 and 2008.

(4) Business Segment Information

        During the three and nine months ended September 30, 2009 and 2008, we operated in two business segments, Trading and Retail. Our Trading business segment includes revenue from wholesale Trading and Outsourcing. We consider Outsourcing as part of our Trading segment as the products we sell are primarily the same products that we sell to our wholesale Trading customers and Outsourcing and wholesale Trading are managed as one business. Our Retail business segment consists primarily of

iBasis, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

(4) Business Segment Information (Continued)

our prepaid calling card services and Pingo, our prepaid calling service sold directly to consumers through an Internet website.

        A breakdown of our revenue and gross profit, defined as net revenue less data communications and telecommunications costs, for the three and nine months ended September 30, 2009 and 2008 is as follows:

	Three Months Ended September 30, 2009		Three Months Ended September 30, 2008
	Revenue	Gross Profit	Revenue	Gross Profit
	(In millions)
Trading	$176.2	$21.7	$238.1	$17.9
Outsourcing	57.5	8.0	70.5	11.8
Retail	18.1	3.2	29.4	2.7

Total	$251.8	$32.9	$338.0	$32.4

	Nine Months Ended September 30, 2009		Nine Months Ended September 30, 2008
	Revenue	Gross Profit	Revenue	Gross Profit
	(In millions)
Trading	$525.7	$61.2	$764.3	$63.3
Outsourcing	159.7	24.3	188.6	33.0
Retail	63.2	10.2	70.9	9.0

Total	$748.6	$95.7	$1,023.8	$105.3

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

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

(4) Business Segment Information (Continued)

        Operating results, excluding interest income and expense, foreign exchange gains or losses, and income tax expense, for our two business segments are as follows:

	Three Months Ended September 30, 2009
	(In thousands)
	Trading	Retail	Total
Net revenue—external parties	$181,482	$18,111	$199,593
Net revenue—related parties	52,246	—	52,246

Total net revenue	233,728	18,111	251,839

Data communications and telecommunication costs—external parties	180,531	14,879	195,410
Data communications and telecommunication costs—related parties	23,512	—	23,512

Total data communications and telecommunications	204,043	14,879	218,922

Gross profit	$29,685	$3,232	32,917

Engineering and network operations expenses			4,915
Selling, general and administrative expenses			15,915
Tender offer-related expenses			7,371
Depreciation and amortization			9,206

Loss from operations			$(4,490)

	Three Months Ended September 30, 2008
	(In thousands)
	Trading	Retail	Total
Net revenue—external parties	$243,485	$29,421	$272,906
Net revenue—related parties	65,117	—	65,117

Total net revenue	308,602	29,421	338,023

Data communications and telecommunication costs—external parties	253,620	26,745	280,365
Data communications and telecommunication costs—related parties	25,273	—	25,273

Total data communications and telecommunications	278,893	26,745	305,638

Gross profit	$29,709	$2,676	32,385

Engineering and network operations expenses			5,584
Selling, general and administrative expenses			17,132
Depreciation and amortization			8,466

Income from operations			$1,203

iBasis, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

(4) Business Segment Information (Continued)

	Nine Months Ended September 30, 2009
	(In thousands)
	Trading	Retail	Total
Net revenue—external parties	$541,357	$63,226	$604,583
Net revenue—related parties	144,048	—	144,048

Total net revenue	685,405	63,226	748,631

Data communications and telecommunication costs—external parties	544,246	52,976	597,222
Data communications and telecommunication costs—related parties	55,677	—	55,677

Total data communications and telecommunications	599,923	52,976	652,899

Gross profit	$85,482	$10,250	95,732

Engineering and network operations expenses			14,866
Selling, general and administrative expenses			49,949
Tender offer-related expenses			7,371
Depreciation and amortization			28,249

Loss from operations			$(4,703)

	Nine Months Ended September 30, 2008
	(In thousands)
	Trading	Retail	Total
Net revenue—external parties	$775,876	$70,866	$846,742
Net revenue—related parties	177,024	—	177,024

Total net revenue	952,900	70,866	1,023,766

Data communications and telecommunication costs—external parties	782,639	61,909	844,548
Data communications and telecommunication costs—related parties	73,952	—	73,952

Total data communications and telecommunications	856,591	61,909	918,500

Gross profit	$96,309	$8,957	105,266

Engineering and network operations expenses			18,240
Selling, general and administrative expenses			56,383
Depreciation and amortization			24,185

Income from operations			$6,458

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

	As of September 30, 2009
	(In thousands)
Segment assets:	Trading	Retail	Total
Accounts receivable and unbilled revenue—external parties, net	$198,755	$5,006	$203,761
Intangible assets—customer and distributor relationships, net	21,623	7,875	29,498
Goodwill	17,324	—	17,324

	$237,702	$12,881	250,583

Non-segment assets			135,019

Total assets			$385,602

	As of December 31, 2008
	(In thousands)
Segment assets:	Trading	Retail	Total
Accounts receivable and unbilled revenue—external parties, net	$224,883	$10,063	$234,946
Intangible assets—customer and distributor relationships, net	26,147	10,420	36,567
Goodwill	17,324	—	17,324

	$268,354	$20,483	288,837

Non-segment assets			152,490

Total assets			$441,327

(5) Accounts Receivable and Unbilled Revenue—External Parties

        Accounts receivable—external parties, net consists of the following:

	As of September 30, 2009	As of December 31, 2008
	(In thousands)
Accounts receivable	$186,156	$183,239
Unbilled revenue	20,951	56,361

	207,107	239,600
Allowance for doubtful accounts	(3,346)	(4,654)

Total accounts receivable—external parties	$203,761	$234,946

        The allowance for doubtful accounts reflects our best estimate of probable losses inherent in the accounts receivable balance. We determine the allowance based on specific known uncollectible accounts, historical experience, and other currently available evidence. During the nine months ended September 30, 2009, we wrote-off $2.6 million of previously reserved accounts receivable to the allowance for doubtful accounts. The balance of the allowance for doubtful accounts as of December 31, 2008 has been adjusted to reflect the current period classification of the components of the allowance.

iBasis, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

(6) Property and Equipment

        Property and equipment, net, consists of the following:

	As of September 30, 2009	As of December 31, 2008
	(In thousands)
Network equipment	$43,952	$44,332
Software	18,979	17,538
Leasehold improvements	1,414	1,629
Other tangible fixed assets	3,378	3,594

	67,723	67,093
Accumulated depreciation	(41,632)	(32,257)

Total property and equipment, net	$26,091	$34,836

        Total depreciation and amortization expense related to property and equipment was $4.3 million and $4.2 million for the three months ended September 30, 2009 and 2008, respectively, and $13.7 million and $11.8 million for the nine months ended September 30, 2009 and 2008, respectively.

(7) Goodwill and Other Intangible Assets

        Other intangible assets, net consisted of the following:

	As of September 30, 2009		As of December 31, 2008
	At Cost	Accumulated Amortization	At Cost	Accumulated Amortization
	(In thousands)
Trademarks and trade names	$21,800	$(2,907)	$21,800	$(1,817)
Wholesale customer relationships	30,747	(9,124)	30,747	(4,616)
Retail distributor relationships	13,500	(5,625)	13,500	(3,080)
Termination partner relationships	8,400	(4,094)	8,400	(2,719)
Technology	33,300	(13,320)	33,300	(8,325)
Other	64	(64)	64	(48)

	$107,811	$(35,134)	$107,811	$(20,605)

        We currently expect to amortize the following remaining amounts of intangible assets as of September 30, 2009 in the fiscal periods as follows:

Year ending December 31,	(In thousands)
2009 (remaining three months)	$4,837
2010	17,916
2011	16,382
2012	12,517
2013	3,875
Thereafter	17,150

Total	$72,677

iBasis, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

(7) Goodwill and Other Intangible Assets (Continued)

Impairment

        We have two operating segments which are also our reporting units: (1) Trading and (2) Retail. As of September 30, 2009 and December 31, 2008, all goodwill was assigned to our Trading reporting unit.

        At each year-end we perform an annual impairment test of goodwill and whenever events or changes in circumstances would more likely than not reduce the fair value of a reporting unit below its carrying value. The impairment test is performed through the application of a two-step process. The first step compares the carrying value of our reporting units, which are our Trading and Retail operating segments, to their estimated fair values as of the test date. If fair value is less than carrying value, a second step must be performed to quantify the amount of the impairment, if any. We estimate the fair value of our reporting units using an income approach, which estimates fair value based upon future cash flows discounted to their present value. We then reconcile the estimated fair value of our reporting units to our overall market capitalization. Assessing the impairment of goodwill requires us to make certain significant assumptions, estimates and judgments, including future revenue, expenses, cash flows, discount rates and implied control premiums. The actual results may differ from these assumptions and estimates and it is possible that such differences could have a material impact on our financial statements.

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

        For intangible assets, we assess the carrying value of these assets whenever events or circumstances indicate that the carrying value may not be recoverable. We determined that the adverse business climate and the significant drop in our market capitalization experienced during the fourth quarter of fiscal 2008 were significant events that indicated that the carrying amount of our intangible assets might not be recoverable. A two-step test is required to be performed prior to assessing the impairment of goodwill. The first step compares the carrying value of the asset, or asset group, to the undiscounted cash flows of the asset, or asset group. If the asset or asset group's carrying value exceeds the undiscounted cash flows, step two of the test is required to measure the impairment loss, if any. An asset or asset group cannot be impaired below the asset or asset group's fair value.

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

        During the three months ended March 31, 2009, our market capitalization continued to decline. As a result, we considered this to be an indication that the carrying value of $17.3 million of our goodwill may be impaired. Accordingly, we conducted an analysis to determine if there had been an impairment of the carrying value of goodwill as of March 31, 2009. Our analysis was performed as described above. As a result of this analysis, we determined that the carrying value of goodwill was not impaired as of March 31, 2009. In addition, we performed an analysis of our other intangible assets and determined that the carrying value of our other intangible assets was not impaired as of March 31, 2009.

        Since March 31, 2009 our market capitalization has increased to approximately $151 million as of September 30, 2009. In addition, the financial performance of our Trading reporting unit for the nine months ended September 30, 2009 approximated our prior financial projections for this period. As our market capitalization was in excess of the book value of the Company as of September 30, 2009 and the financial performance of our Trading reporting unit had met our prior expectations, we determined that there was no indication that the carrying value of goodwill might be impaired as of September 30, 2009.

(8) Accrued Expenses

        Accrued expenses consist of the following:

	As of September 30, 2009	As of December 31, 2008
	(In thousands)
Termination fees and circuit costs	$100,193	$136,655
Compensation	4,128	3,224
Dividend payable	1,421	1,421
Accrued other	15,260	10,385

Total accrued expenses	$121,002	$151,685

iBasis, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

(9) Accrued Restructuring Costs

        At September 30, 2009, we had accrued restructuring costs of $0.5 million, which consisted of $0.3 million in future payment obligations relating to a terminated New York City facility lease and $0.2 million of costs accrued for future lease obligations for certain vacant leased facilities, net of future sublease payments. Payments of these restructuring costs will be made through February 2011.

        A summary of accrued restructuring costs for the six months ended September 30, 2009 is as follows:

	Future Payment Obligation on Lease Termination	Contractual Lease Obligations Relating to Vacant Facilities	Total
	(In thousands)
Balance, December 31, 2008	$490	$611	$1,101
Cash payments	(175)	(391)	(566)

Balance, September 30, 2009	$315	$220	$535

Current portion, included in accrued expenses			$446
Long-term portion, included in other long-term liabilities			89

Total			$535

(10) Income Taxes

        The income tax provision of $1.8 million and $1.6 million for the three months ended September 30, 2009 and 2008, respectively, and $5.9 million and $7.7 million for the nine months ended September 30, 2009 and 2008, respectively, primarily relates to income taxes on the taxable income of our Netherlands operations. For the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008, the lower income tax provision was largely a result of our integration efforts, which have increased the level of management and support of our Netherlands operations that is being provided from our U.S. headquarters. As a result, we have been able to reduce the pre-tax income of our Netherlands operations and, correspondingly, we have reduced the level of losses in the U.S. for which we receive no current tax benefit.

        As discussed in Note 10 to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2008, we have recorded a valuation allowance against our U.S. net deferred tax assets since it is more likely than not that our U.S. net deferred tax assets will not be realized. With our adoption of the FASB revised business combinations' standard on January 1, 2009, previously reserved pre-acquisition net operating losses will reduce income tax expense when utilized or when the valuation allowance for such net operating losses is released. It is reasonably possible that within the next twelve months we will release the valuation allowance against our U.S. net deferred tax assets. Releasing the valuation allowance would reduce our income tax expense in the period we released the allowance. As of December 31, 2008, our valuation allowance against our U.S. net deferred tax assets was $48.1 million.

iBasis, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

(11) Line of Credit and Long-Term Debt

        Long-term debt consists of the following:

	As of September 30, 2009	As of December 31, 2008
	(In thousands)
Bank borrowings	$18,951	$27,080
Capital lease obligations	905	877

	19,856	27,957
Less: Current portion	(676)	(577)

Long-term portion	$19,180	$27,380

        On October 2, 2007, we entered into a Second Amended and Restated Loan and Security Agreement (as subsequently amended, the "Loan Agreement") with Silicon Valley Bank, which amended and restated that certain Amended and Restated Loan and Security Agreement dated as of December 29, 2003. We subsequently amended the Loan Agreement in April 28, 2008, September 30, 2008, January 26, 2009 and October 21, 2009, and the details of such amendments are contained in Current Reports on Form 8-K filed on May 2, 2008, October 6, 2008, January 26, 2009, October 26, 2009, respectively. The current terms of the Loan Agreement are summarized below.

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

        In connection with the Third Loan Modification, we paid Silicon Valley Bank a modification fee of $52,500 and a revolving line renewal fee of $175,000 which are being recognized as interest expense.

        On October 21, 2009, we entered into the Fourth Loan Modification Agreement with Silicon Valley Bank, effective as of September 30, 2009. This modification to the Loan Agreement contains the following amendments, among others:

  i)
  We extended the maturity date of the Loan Agreement to October 1, 2011.

  ii)
  We modified the minimum liquidity financial covenant to maintain the minimum liquidity amount at $17.5 million.

  iii)
  We added a $5.0 million non-formula sublimit amount to our borrowing availability as currently determined under the Loan Agreement, provided we maintain EBITDA less capital expenditures of at least $6.0 million on a quarterly basis.

  iv)
  We amended the interest rate on borrowings under the Loan Agreement. If we achieve EBITDA less capital expenditures of at least $6 million on a quarterly basis, interest on borrowings under the Loan Agreement will remain at Silicon Valley Bank's prime rate plus 1.00%, or LIBOR plus 3.25%. If our EBITDA less capital expenditures are less than $6 million on a quarterly basis, then borrowings under the Loan Agreement will bear interest at Silicon Valley Bank's prime rate plus 1.50%, or LIBOR plus 3.75%, on a prospective basis.

        In connection with the Fourth Loan Modification, we paid Silicon Valley Bank a modification fee of $25,000, and a revolving line renewal fee of $175,000, which are being recognized as interest expense.

        We entered into the Loan Agreement to obtain funding for working capital purposes and in support of the KPN Transaction. Pursuant to the Loan Agreement, we may borrow up to $35.0 million from time to time under a secured revolving credit facility for the period which commenced on October 2, 2007 and has been extended through October 1, 2011. Borrowings under the line of credit will be on a formula basis, based on eligible domestic and foreign accounts receivable. The line of credit contains monthly and quarterly financial covenants, consisting primarily of minimum profitability and minimum liquidity requirements. The line of credit has a quarterly commitment fee of 0.63% on any unused portion of the line of credit and an up-front, one-time facility fee of 0.75%, or $263,000. In connection with each amendment to the Loan Agreement, we pay Silicon Valley Bank a modification fee and a revolving line renewal fee, which we recognize as interest expense. Amounts drawn under the revolving credit facility bear interest at either (i) Silicon Valley Bank's prime rate plus 1.00% or LIBOR

iBasis, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

(11) Line of Credit and Long-Term Debt (Continued)

plus 3.25%, or (ii) Silicon Valley Bank's prime rate plus 1.50%, or LIBOR plus 3.75%, depending on whether we meet certain EBITDA less capital expenditures minimums.

        The revolving credit facility is guaranteed by iBasis Global, Inc., iBasis Retail, Inc., iBasis Securities Corporation and KPN International Network Services, Inc., all of which are wholly-owned subsidiaries of iBasis. The revolving credit facility is secured by a first priority lien and security interest in the assets of iBasis and such guarantors. In addition, iBasis has pledged two-thirds of its shares of iBasis Netherlands B.V. (formerly KPN Global Carrier Services B.V.), which is a wholly-owned subsidiary of iBasis, as collateral for the revolving credit facility. We may use proceeds from the credit facility as (i) working capital, (ii) to fund general business requirements, and (iii) to fund the dividend declared by iBasis in connection with the transactions with KPN.

        As of September 30, 2009 and December 31, 2008, under the Loan Agreement, we had $19.0 million and $27.1 million, respectively, in principal outstanding under the revolving credit facility, and had issued outstanding standby letters of credit of $2.5 million and $2.6 million, respectively. As of September 30, 2009, we were in compliance with all of the covenants under the Loan Agreement.

        In the nine months ended September 30, 2009, we purchased certain equipment for $0.4 million under a four year financing agreement, with payments due monthly through May 2013.

(12) Commitments and Contingencies

Commitments

        We lease our administrative and operating facilities, under operating leases which expire on various dates through 2018. The future approximate minimum lease payments under these operating leases as of September 30, 2009 consist of the following:

(in thousands)
Less than one year	$2,442
One to two years	947
Two to three years	804
Three to four years	826
Four to five years	359
Thereafter	1,283

Total future minimum lease payments	$6,661

        At September 30, 2009, we had commitments with certain telecommunications carriers for the termination of minutes for the next twelve months totaling $23.3 million. As of September 30, 2009, we did not have any other material purchase obligations, or other material long-term commitments reflected on our consolidated balance sheets.

iBasis, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

(12) Commitments and Contingencies (Continued)

Litigation

        In addition to litigation that we have initiated or responded to in the ordinary course of business, we are currently party to the following potentially material legal proceedings:

Complaints Filed Against Royal KPN and Affiliates Relating to Unsolicited Tender Offer by KPN

        On August 3, 2009, the Company filed a lawsuit in the Court of Chancery in the State of Delaware, against KPN B.V., a private limited liability company organized under the laws of The Netherlands ("Purchaser"), and Koninklijke KPN N.V., a public company incorporated under the laws of The Netherlands ("KPN"), relating to the Purchaser's offer to buy all outstanding Shares that it does not already own, upon the terms and subject to the conditions set forth in an offer to purchase dated July 28, 2009 (the "Offer to Purchase") and the related letter of transmittal (which, together with any amendments or supplements thereto, collectively constitute the "Offer"). Other defendants named in the suit are Celtic ICS Inc., a Delaware corporation ("Merger Sub"), Eelco Blok, Joost Farwerck, Ad Scheepbouwer, Stan Miller, Baptiest Coopmans, A.H.J. Risseeuw, M. Bischoff, C.M. Colijn-Hooijmans, K.I. Jager, M.E. Van Lier Lels, J.B.M. Streppel, R.J. Routs, D.J. Haank, W.T.J. Hageman, M.E. Hoekstra, and M.N.A.J. Vogt (collectively, with KPN and Purchaser, "Defendants"). The complaint asserts a count for breach of fiduciary duty against Purchaser, Blok and Farwerck based on the materially false and misleading statements and omissions of material facts made in the Offer to Purchase. The complaint also asserts a count for breach of fiduciary duty against Purchaser, Blok and Farwerck for knowingly engaging in a scheme to drive down the Company's stock price (the "Scheme") and participating in a coercive and unfair Offer. In addition, the complaint asserts a count for aiding and abetting the breach of fiduciary duty against KPN, Merger Sub, Scheepbouwer, Miller, Coopmans, Risseeuw, Bischoff, Colijn-Hooijmans, Jager, van Lier Lels, Streppel, Routs, Haank, Hageman, Hoekstra, and Vogt for engaging in the Scheme, and for authorizing and approving Purchaser's coercive Offer. The complaint further asserts a count for civil conspiracy against all Defendants for conspiring to artificially depress the share price of the Company in order to purchase the remaining Shares at a grossly unfair price through its unlawful Offer. Moreover, the complaint asserts a count for fraudulent inducement against KPN and Purchaser for deliberately concealing from the Company KPN's intent to engage in the Scheme in order to buy the remainder of the Company at a dramatically reduced price. The complaint also asserts a count for breach of fiduciary duty with regard to the entire fairness of the transaction against KPN, Purchaser and Merger Sub for commencing a tender offer that is grossly inadequate, coercive and coupled with an Offer to Purchase that is inadequate and false and misleading in numerous respects. The complaint seeks to: (1) preliminarily and permanently enjoin KPN, its employees, agents and all persons acting on its behalf or in concert with it from soliciting any Shares pursuant to, and/or consummating, the Offer; (2) preliminarily and permanently enjoin KPN from exercising any rights to vote in connection with the Shares it holds or that are held in its name—both those that Purchaser already holds and those acquired in the Offer; (3) declare that Defendants Purchaser, Farwerck and Blok have breached their fiduciary obligations to the Company's stockholders; (4) declare that Defendants KPN, Merger Sub, Scheepbouwer, Miller, Coopmans, Risseeuw, Bischoff, Colijn-Hooijmans, Jager, van Lier Lels, Streppel, Routs, Haank, Hageman, Hoekstra, and Vogt have aided and abetted Defendants Purchaser, Farwerck and Blok's breaches of fiduciary duty; (5) declare that Defendants have conspired to artificially depress the share price of the Company in order to purchase the remaining Shares at a grossly unfair price; (6) declare that Defendants KPN and

iBasis, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

(12) Commitments and Contingencies (Continued)

Purchaser committed fraud; (7) award the Company its costs, fees and expenses in this action, including reasonable attorneys' and experts' fees; and (8) grant the Company such other and further relief as the Court may deem just and proper.

        On August 13, 2009, KPN, Purchaser, Merger Sub, Eelco Blok and Joost Farwerck filed an answer (the "Answer") denying each of the claims made by the Company in its August 3, 2009 lawsuit. As part of the Answer, KPN and Purchaser also filed counterclaims (the "Counterclaims") against the Company, Robert H. Brumley, Charles N. Corfield, Ofer Gneezy, W. Frank King and Gordon J. VanderBrug (collectively, the "Counterclaim Defendants") seeking declarative and injunctive relief relating to the Board's July 30, 2009 adoption of a limited duration shareholder rights plan (the "Rights Agreement") that provided declaration of a non-taxable dividend distribution of one preferred stock purchase right (each, a "Right") for each outstanding share of the Company's common stock. The Counterclaims allege that (i) the adoption of the Rights Agreement without the participation or unanimous approval of the KPN Directors violated the terms of the Company's By-Laws and the terms of the Purchase and Sale Agreement and (ii) the Counterclaim Defendants' actions in declaring the Rights and causing the Company to enter into the Rights Agreement were outside of their authority and constituted a breach of fiduciary duty to act with care and the utmost good faith and loyalty and that Counterclaim Defendants further breached their fiduciary duties by foreclosing the minority shareholders' opportunity to accept the terms of the Offer and by taking actions intended to dilute the interest of KPN and Purchaser in the Company. KPN and Purchaser have requested an order: (1) dismissing the Company's August 3, 2009 complaint in its entirety; (2) declaring that the By-Laws and the Purchase and Sale Agreement are valid and enforceable against the Counterclaim Defendants; (3) declaring that the Rights and the Rights Agreement are null and void; (4) declaring that Mr. Brumley, Mr. Corfield, Mr. Gneezy, Mr. King and Mr. VanderBrug breached their fiduciary duty in declaring the Rights and adopting the Rights Agreement; (5) enjoining the Company, its directors, officers, successors, agents, servants, subsidiaries, employees and attorneys, and all persons acting in concert or participating with them from taking any unlawful steps to impede or frustrate the ability of the Company's shareholders to consider and make their own determination as to whether to accept the terms of the Offer, or to take any other unlawful action to thwart or interfere with the Offer; (6) awarding KPN and Purchaser their costs and disbursements in the lawsuit, including reasonable attorney's fees and (7) granting such other and further relief as the Court deems just and proper.

        On August 14, 2009 the Delaware Court of Chancery rejected KPN's effort to stay the Company's discovery in connection with the Company's August 3, 2009 complaint. The Vice Chancellor also rejected KPN's request that the Court hear on an expedited basis only KPN's legal arguments with respect to the Rights Agreement. Instead, the Vice Chancellor ruled that, after expedited discovery for both sides, the Court would hold a hearing on October 8, 2009 and October 9, 2009 on the issues both the Company and KPN had before the Court, including the Company's application to stop the Offer, and KPN's application regarding the Rights Agreement.

        On August 18, 2009, the Company filed a complaint in the United States District Court for the Southern District of New York against KPN, Purchaser, Merger Sub, Eelco Blok, Joost Farwerck, Michel Hoekstra, W.T.J. Hageman, and Ad Scheepbouwer (collectively, the "Federal Defendants"). The complaint asserts two counts for violations of Section 14(e) of the Exchange Act based on the false and misleading statements and omissions contained in KPN's Schedule TO, dated July 28, 2009 and

iBasis, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

(12) Commitments and Contingencies (Continued)

amendments thereto. In addition, the complaint asserts a count for violation of Section 13(d) of the Exchange Act against KPN, Purchaser, Merger Sub, and the individual defendants W.T.J Hageman and Ad Scheepbouwer for filing false and misleading statements in KPN's Schedule 13D and amendments thereto. The complaint further asserts a count for violation of Section 20(a) of the Exchange Act against each of the Federal Defendants (other than Merger Sub) on the ground that they used their power and influence as "control persons" to direct or cause the direction of the acts giving rise to violations of Rule 13(d) and Section 14(e) of the Exchange Act. The complaint seeks: (1) to enjoin the Federal Defendants and other persons or entities acting in concert with them from acquiring additional Shares until the Federal Defendants file accurate and compliant Schedule 13D and Schedule TO disclosures, (2) to enjoin the Federal Defendants from making any further misstatements or omissions or engaging in further fraudulent schemes in connection with their filings on Schedule 13D and Schedule TO (including amendments thereto) or in communications with the Company's stockholders and the investing public regarding the Offer, (3) to enjoin KPN and Purchaser and other persons or entities acting in concert with them from exercising any rights as Company stockholders, including their voting rights, until 30 days after the Federal Defendants correct their material misstatements and omissions in the Schedule 13D, Schedule TO and all amendments thereto, (4) a declaration that the Federal Defendants failed to file complete and accurate disclosures in their Schedule 13D, in violation of Schedule 13(d) of the Exchange Act and Rule 13-d, (5) a declaration that the Federal Defendants failed to file complete and accurate disclosures in their Schedule TO (and amendments thereto) in violation of Section 14(e) of the Exchange Act, (6) a declaration that the Federal Defendants misstated material facts and engaged in fraudulent, deceptive, or manipulative acts or practices in connection with the Offer, in violation of Section 14(e) of the Exchange Act, (7) a declaration that each of the Federal Defendants (other than Merger Sub) is a "control person" under Section 20(a) of the Exchange Act, (8) an order directing that the Federal Defendants correct their misstatements and file with the SEC truthful and accurate Schedule 13D and Schedule TO disclosures, (9) an award of costs, fees and expenses in this action, including reasonable attorneys' and experts' fees, and (10) such other and further relief as the Court may deem just and proper. KPN's response to the New York Federal action is due in early December.

        On October 5, 2009, the Delaware Chancery Court granted the Company's request to postpone the hearing on the Company's and KPN's respective claims against each other, which had been scheduled for October 8, 2009 and October 9, 2009. The Court postponed the hearing to allow the Company's Special Committee and its advisors adequate time to evaluate the Purchaser's revised offer. The Court did not set a new hearing date, and directed the parties to confer as to scheduling and related matters and report back to the Court on October 12, 2009.

        On October 12, 2009, the Delaware Chancery Court scheduled the hearing on the Company's and KPN's respective claims against each other for October 28, 2009 and October 29, 2009.

        On October 28 and October 29, 2009 a hearing was held in the Delaware Court of Chancery on the issues both iBasis and KPN have before the Delaware Court, including iBasis' application to enjoin KPN's tender offer. The parties' opening post-hearing briefs were filed on November 6, 2009 and answering briefs are due to be filed on November 11, 2009. No ruling has been issued by the Delaware Chancery Court.

iBasis, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

(12) Commitments and Contingencies (Continued)

        We cannot estimate the amount of losses, if any, from this matter, or whether any loss, other than costs we incur in legal and investment banking fees, would be material to our financial condition, results of operations or cash flows. As such, no amount has been accrued as of September 30, 2009, other than legal and investment banking fees.

Shareholder Derivative Suit in Massachusetts State Court

        On or about September 11, 2009, a shareholder derivative suit was filed in the Massachusetts Superior Court for Middlesex County, purporting to assert claims on behalf of the Company against the Company's President and CEO Ofer Gneezy, its Senior Vice President of Finance and Administration and CFO Richard Tennant, its Executive Vice President Gordon VanderBrug, directors Charles Corfield and W. Frank King, and certain other former employees and directors. See David Shutvet, Derivatively on behalf of iBasis, Inc., v. Ofer Gneezy et al., Middlesex (MA) Superior Court No. MICV2009-03577. The suit also names the Company as a nominal defendant. The complaint alleges claims for breaches of fiduciary duty, unjust enrichment, waste of corporate assets, an accounting, rescission, and constructive trust in connection with the Company's past stock option grants. Inasmuch as the suit was only recently filed, it is impossible to predict the outcome of this litigation. The Company notes, however, that this suit is substantially similar to another derivative suit that was filed by the same plaintiff against many of the same defendants in the U.S. District Court for the District of Massachusetts in December 2006. That previous suit was dismissed by the federal court in December 2007 for lack of federal subject matter jurisdiction after the court concluded that the amended complaint failed to plead any viable federal claims.

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

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

(12) Commitments and Contingencies (Continued)

        In June 2004, we and the individual defendants, as well as many other issuers named as defendants in the class action proceeding, entered into an agreement-in-principle to settle this matter, and this settlement was presented to the court. The district court granted a preliminary approval of the settlement in February 2005, subject to certain modifications to the proposed bar order, to which plaintiffs and issuers agreed. In August 2005, the district court issued a preliminary order further approving the modifications to the settlement, certifying the settlement classes and scheduled a fairness hearing, after notice to the class. Plaintiffs have continued to pursue their claims against the underwriters. The district court established a procedure whereby six "focus" cases are being pursued initially and has certified a class of purchasers in those cases. The underwriters appealed the certification order in each of the six cases and in December 2006, the United States Court of Appeals for the Second Circuit reversed the certification orders. Motions to dismiss amended complaints filed in the six focus cases were denied.

        The plaintiffs, the underwriter defendants, the issuer defendants and the issuer's insurers filed a Stipulation and Agreement of Settlement on April 2, 2009, subject to approval of the district court. The district court issued a Preliminary Approval Order on June 11, 2009 and a Final Approval Order on October 6, 2009. Certain plaintiffs have filed notices of appeal in order to challenge the settlements. There can be no assurance that the settlement will be upheld by the Court of Appeals. We believe that if this matter is not settled, we have meritorious defenses which we intend to vigorously assert. We cannot estimate potential losses, if any, from these matters or whether, in light of our insurance coverage, any loss would be material to our financial condition, results of operations or cash flows. As such, no amounts have been accrued as of September 30, 2009.

SEC Option Investigation

        We announced on October 20, 2006, that we were contacted by the SEC as part of an informal inquiry and we further disclosed on March 29, 2007, in our Current Report on Form 8-K, that the SEC had notified us that we would be receiving a formal order of investigation relating to our stock option practices. On April 13, 2007, we received the formal order of investigation. The SEC investigation sought documents and information from us relating to the grant of our options from 1999 through 2006. The SEC has taken testimony from individuals including certain of our current and former officers and directors. We have cooperated fully with the SEC investigation, however, we have received no recent requests for information or other substantive communication from the SEC staff regarding the status of its investigation. There is no assurance that we will be able to resolve the SEC investigation on acceptable terms without the institution of enforcement proceedings by the SEC against us or one or more of our senior executive officers or that other inquiries will not be commenced by other U.S. federal, state or other regulatory agencies. An SEC enforcement proceeding could seek an injunction against future violations of the securities laws, a civil penalty and, as to individual executives, disgorgement and a bar order against serving as an officer or director of a publicly traded company. A bar order as to any of our senior executive officers would deprive us of any such executive's services and could have a material adverse affect on our business.

        We cannot estimate the amount of losses, if any, from the SEC investigation, or whether any loss would be material to our financial condition, results of operations or cash flows. As such, no amounts have been accrued as of September 30, 2009.

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

        Mandated mediation took place on May 28, 2009 but failed to result in any settlement. Discovery was completed on November 5, 2009. We anticipate filing a motion for summary judgment in this case, which is due in December 2009. If one or more of J & J's claims survive summary judgment, the Company expects a trial to commence during the second quarter of 2010, or thereafter.

        We cannot estimate the amount of losses, if any, from this matter, or whether any loss would be material to our financial condition, results of operations or cash flows. As such, no amount has been accrued as of September 30, 2009.

Bankruptcy Preference Claim

        On April 24, 2001 (the "Petition Date"), World Access, Inc. ("World Access"), WorldxChange Communications, Inc. ("WorldxChange"), and Facilicom International, LLC ("Facilicom"), together with other related debtors (collectively, the "Debtors"), filed voluntary petitions for relief under chapter 11 of title 11 of the United States Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the Northern District of Illinois (Eastern Division). The Debtors' cases are jointly administered but have not been substantively consolidated. Prior to the Petition Date, we and the Debtors engaged in a reciprocal business relationship. On or about April 21, 2003 the Debtors initiated a large number of avoidance actions, including an adversary proceeding in which the Debtors asserted claims against us for allegedly preferential transfers and nonpayment of overdue amounts owed by iBasis to the Debtors totaling approximately $2.1 million. We asserted defenses to the claims, invoked statutory defenses and filed proofs of claim for approximately $0.5 million to which the trustee for the Debtors has objected. In July 2009, we entered into a settlement agreement with the Debtors pursuant to which we have paid $0.5 million in full payment of all claims. This settlement was paid during the three months ended September 30, 2009.

Consumer Class Action

        We were named in a putative consumer class action complaint, filed in the United States District Court for the District of New Jersey. We were served on May 27, 2008. The putative class action plaintiff, Orlando Ramirez, asserted violations of consumer protection statutes in New Jersey and other

iBasis, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

(12) Commitments and Contingencies (Continued)

states on behalf of an asserted nationwide class of purchasers due to an alleged failure to adequately disclose the actual calling time available on iBasis' prepaid calling cards. We filed a motion to change venue to the Eastern District of New York where named plaintiff resides and purchased the card. Plaintiffs were granted a voluntary dismissal, without prejudice, on July 9, 2008. On December 19, 2008, a substantially similar complaint was filed against us on behalf of Mr. Ramirez in the United States District Court for the Eastern District of New York. We were served with the summons and complaint on April 16, 2009. On June 30, 2009, we filed a motion in the Eastern District to require plaintiffs sto pay our attorneys fees and costs incurred in connection with plaintiff's prior filing in the District of New Jersey. Oral argument on the motion was held on August 11, 2009 and further proceedings are stayed pending a decision on the motion. We believe that we have substantial defenses to the claims alleged in the complaint and we intend to vigorously defend against the claims asserted. We cannot estimate the amount of losses, if any, from this matter, or whether any loss would be material to our financial condition, results of operations or cash flows. As such, no amount has been accrued as of September 30, 2009.

Other Matters

        We are also subject to suits for collection, related commercial disputes, claims by former employees, garnishment actions, claims related to certain taxes, claims from carriers and foreign service partners over reconciliation of payments for circuits, Internet bandwidth and/or access to the public switched telephone network, and claims from estates of bankrupt companies alleging that we received preferential payments from such companies prior to their bankruptcy filings. We cannot estimate the amount of losses, if any, from these matters, or whether any loss would be material to our financial condition, results of operations or cash flows. As such, no amount has been accrued as of September 30, 2009.

(13) Related Party Transactions

Revenue and Data and Telecommunication Costs

        Revenue from KPN and its subsidiaries amounted to $52.2 million and $65.1 million for the three months ended September 30, 2009 and 2008, respectively, and $144.0 million and $177.0 million for the nine months ended September 30, 2009 and 2008, respectively, and is reported in net revenue from related parties in the Condensed Consolidated Statements of Operations.

        Data and telecommunication costs purchased from KPN was $23.5 million and $25.3 million for the three months ended September 30, 2009 and 2008, respectively, and $55.7 million and $74.0 million for the nine months ended September 30, 2009 and 2008, respectively, and is reported in data and telecommunications costs—related parties in the Condensed Consolidated Statements of Operations. These costs relate to services for the procurement and transmission of sending and receiving traffic (provided to us by KPN and its subsidiaries).

Allocated expenses

        Engineering and network operations expenses include allocated costs from KPN, which were $0.8 million and $1.5 million for the three months ended September 30, 2009 and 2008, respectively,

iBasis, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

(13) Related Party Transactions (Continued)

and $2.8 million and $4.9 million for the nine months ended September 30, 2009 and 2008, respectively. The reduction in engineering and network operations support from KPN reflects the results of our integration efforts and the migration of our mid-range voice product to our VoIP network.

        Selling, general and administrative expenses include allocated corporate and divisional costs from KPN, which were $0.5 million and $0.5 million for the three months ended September 30, 2009 and 2008, respectively, and $2.0 million and $2.5 million for the nine months ended September 30, 2009 and 2008, respectively. The decrease in these allocated costs from KPN primarily reflects certain costs that were previously allocated, such as audit fees, which are now being paid directly by us, as well as the result of the integration of our Netherlands and U.S. operations.

Working Capital and Debt Adjustments related to KPN Transaction

        In accordance with the Share Purchase Agreement for the KPN Transaction, a post-closing adjustment was required if (i) iBasis' working capital was lower than or exceeded $37.1 million; (ii) iBasis' debt exceeded or was lower than $2.9 million; (iii) the combined working capital of KPN GCS was lower than or exceeded ($6.1) million; and/or (iv) the combined debt of KPN GCS exceeded $0, as of the date of the closing of the KPN Transaction. Based on iBasis' balance sheet position on the date of the closing of the KPN Transaction, working capital was $13.4 million less than the specified level of $37.1 million, and debt was $1.8 million less than the specified level of $2.9 million. As a result, a payment of $11.6 million was due to KPN from iBasis. Based on KPN GCS's balance sheet position on the date of the closing of the KPN Transaction, working capital exceeded the specified level of ($6.1) million by $3.9 million and debt was at the specified level of $0. As a result, payment of $3.9 million was due to KPN from iBasis.

        In early 2008, KPN forgave $0.8 million in expenses incurred by KPN GCS since the closing of the KPN Transaction. As a result, the amount due to KPN was reduced by this amount and the reduction was recorded as a contribution to equity. These expenses were recorded in our results of operations in the three months ended March 31, 2009. The total amount of $14.7 million due to KPN was scheduled to be paid by iBasis in three successive quarterly installments through the third quarter of 2008, with interest at the rate of 6% per annum. In May 2008, we made the first payment of $5.2 million, including interest, to KPN. In September 2008, we revised the terms of the remaining balance of $10.3 million due to KPN to extend the payment date of the second installment payment to March 2009 and the final installment to June 2009. In addition, the interest rate was increased to 7% on the principal amount due, effective October 1, 2008, and we paid additional interest of $60,000 relating to the extension of the second installment that was originally due June 30, 2008. As of December 31, 2008, unpaid principal and accrued interest due to KPN was $10.5 million. In March 2009, we made the second installment payment of $5.5 million, including interest, and in June 2009, we made the third and final installment payment of $5.2 million, including interest, to KPN.

Tender Offer by Royal KPN

        On July 13, 2009, the Company's Board of Directors received a letter from Royal KPN indicating its intention to commence a tender offer, through its subsidiary KPN B.V. ("KPN"), to acquire all of the shares of the Company's common stock not owned by KPN at a price of $1.55 per share in cash (the "Offer"). On July 15, 2009, the Board of Directors of the Company unanimously approved the

iBasis, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

(13) Related Party Transactions (Continued)

creation of a special committee, composed of W. Frank King (Chairman), Charles N. Corfield and Robert H. Brumley, to evaluate the Offer and make a recommendation to the stockholders of the Company, other than Royal KPN and its affiliates (the "Public Stockholders"). On July 28, 2009, KPN commenced the Offer and filed with the SEC a Tender Offer Statement and Rule 13e-3 Transaction Statement under cover of Schedule TO that describes the terms of the Offer. Upon careful consideration of the terms and conditions of the Offer and after consultation with the Special Committee's outside legal counsel and financial advisor, the Special Committee unanimously determined at a meeting duly held on July 29, 2009 that the Offer was grossly inadequate and not in the best interest of the Company and its Public Stockholders. Accordingly, the Special Committee unanimously recommended that the Company's Public Stockholders reject the Offer and not tender their shares to KPN pursuant to the Offer. On July 30, 2009, the Company, acting through the Special Committee, responded to the Offer by filing a Solicitation/Recommendation Statement under Schedule 14D-9, which contained the Special Committee's recommendation.

        On July 30, 2009, the Board of Directors approved the adoption of a limited duration shareholder rights plan. The rights plan was implemented through the Company's entry into a rights agreement with Computershare Trust Company, N.A., as rights agent, and the declaration of a dividend distribution of one right (each, a "Right") for each outstanding share of the Company's common stock. This right to receive shares of the Company's common stock is only effective upon certain potential future events, as defined in the rights plan, including a change-in-control of the Company. The dividend was declared on August 10, 2009 to holders of record as of the close of business on August 10, 2009.

        On August 3, 2009, the Company filed a lawsuit in the Court of Chancery in the State of Delaware, against Royal KPN, KPN and other KPN entities, certain members of KPN's management and Supervisory Board, and other KPN executives (collectively, "Defendants") with respect to the tender offer (the "Delaware Complaint"). The Delaware Complaint asserts: several counts for breaches of fiduciary duties against certain of the Defendants, aiding and abetting the breach of fiduciary duty against certain Defendants, civil conspiracy against all Defendants, and fraudulent inducement against certain of the Defendants. The Delaware Complaint seeks to, among other things, enjoin the KPN tender offer. On August 13, 2009 certain Defendants filed an answer to the Delaware Complaint and Royal KPN and KPN filed counterclaims against the Company, Robert H. Brumley, Charles N. Corfield, Ofer Gneezy, W. Frank King, and Gordon J. VanderBrug alleging violations of Delaware law, breach of contract and breach of fiduciary duty and seeking the dismissal of the Delaware Complaint and injunctive and declaratory relief, including a declaration that the Rights are null and void. On August 18, 2009, the Company also filed a complaint in the United States District Court for the Southern District of New York against Royal KPN, other KPN entities and certain members of KPN's management based on KPN's violation of the federal securities laws (the "Federal Complaint"). In its Federal Complaint, the Company seeks declaratory and injunctive relief to, among other things, enjoin the tender offer.

        On October 5, 2009, KPN amended the Offer by, among other things, increasing the offer price to be paid from the original $1.55 per Share (the "Original Offer") to $2.25 per Share (the "Revised Offer") and extended the expiration date of the Revised Offer to 12:00 midnight, New York City time, on Friday, November 20, 2009. On October 15, 2009, the Company responded to the Revised Offer by filing an amendment to its Schedule 14D-9 which contained the unanimous recommendation of the

iBasis, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

(13) Related Party Transactions (Continued)

Special Committee that the Company's stockholders reject the Revised Offer and not tender their shares pursuant to the Revised Offer because the Revised Offer is grossly inadequate and not in the best interests of the Company and its public shareholders.

        On October 28 and 29, 2009 an evidentiary hearing was held in the Delaware Court of Chancery on the Company's and KPN's claims, including the Company's application to enjoin KPN's tender offer. The parties' opening post-hearing brief were filed on November 6, 2009 and answering briefs are to be filed on November 11, 2009. No ruling has been issued by the Delaware Court of Chancery.

        We are not able to predict the outcome of this proceeding. As a result of the commencement of the tender offer by KPN and our filing of the Delaware and Federal Complaints against KPN, we expect to continue to incur significant expenses during the three months ended December 31, 2009, primarily for legal and investment banking consultation to the Company's Special Committee and Board of Directors.

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

Tender Offer by Royal KPN

        On July 13, 2009, the Company's Board of Directors received a letter from Royal KPN indicating its intention to commence a tender offer, through its subsidiary KPN B.V. ("KPN"), to acquire all of the shares of the Company's common stock not owned by KPN at a price of $1.55 per share in cash (the "Offer"). On July 15, 2009, the Board of Directors of the Company unanimously approved the creation of a special committee, composed of W. Frank King (Chairman), Charles N. Corfield and Robert H. Brumley, to evaluate the Offer and make a recommendation to the stockholders of the Company, other than Royal KPN and its affiliates (the "Public Stockholders"). On July 28, 2009, KPN commenced the Offer and filed with the SEC a Tender Offer Statement and Rule 13e-3 Transaction Statement under cover of Schedule TO that describes the terms of the Offer. Upon careful consideration of the terms and conditions of the Offer and after consultation with the Special Committee's outside legal counsel and financial advisor, the Special Committee unanimously determined at a meeting duly held on July 29, 2009 that the Offer was grossly inadequate and not in the best interest of the Company and its Public Stockholders. Accordingly, the Special Committee unanimously recommended that the Company's Public Stockholders reject the Offer and not tender their shares to KPN pursuant to the Offer. On July 30, 2009, the Company, acting through the Special Committee, responded to the Offer by filing a Solicitation/Recommendation Statement under Schedule 14D-9, which contained the Special Committee's recommendation.

        On July 30, 2009, the Board of Directors approved the adoption of a limited duration shareholder rights plan. The rights plan was implemented through the Company's entry into a rights agreement with Computershare Trust Company, N.A., as rights agent, and the declaration of a dividend distribution of one right (each, a "Right") for each outstanding share of the Company's common stock. This right to receive shares of the Company's common stock is only effective upon certain potential future events, as defined in the rights plan, including a change-in-control of the Company. The dividend was declared on August 10, 2009 to holders of record as of the close of business on August 10, 2009.

        On August 3, 2009, the Company filed a lawsuit in the Court of Chancery in the State of Delaware, against Royal KPN, KPN and other KPN entities, certain members of KPN's management and Supervisory Board, and other KPN executives (collectively, "Defendants") with respect to the tender offer (the "Delaware Complaint"). The Delaware Complaint asserts: several counts for breaches of fiduciary duties against certain of the Defendants, aiding and abetting the breach of fiduciary duty against certain Defendants, civil conspiracy against all Defendants, and fraudulent inducement against certain of the Defendants. The Delaware Complaint seeks to, among other things, enjoin the KPN tender offer. On August 13, 2009 certain Defendants filed an answer to the Delaware Complaint and Royal KPN and KPN filed counterclaims against the Company, Robert H. Brumley, Charles N. Corfield, Ofer Gneezy, W. Frank King, and Gordon J. VanderBrug alleging violations of Delaware law, breach of contract and breach of fiduciary duty and seeking the dismissal of the Delaware Complaint and injunctive and declaratory relief, including a declaration that the Rights are null and void. On August 18, 2009, the Company also filed a complaint in the United States District Court for the Southern District of New York against Royal KPN, other KPN entities and certain members of KPN's management based on KPN's violation of the federal securities laws (the "Federal Complaint"). In its Federal Complaint, the Company seeks declaratory and injunctive relief to, among other things, enjoin the tender offer.

        On October 5, 2009, KPN amended the Offer by, among other things, increasing the offer price to be paid from the original $1.55 per Share (the "Original Offer") to $2.25 per Share (the "Revised Offer") and extended the expiration date of the Revised Offer to 12:00 midnight, New York City time, on Friday, November 20, 2009. On October 15, 2009, the Company responded to the Revised Offer by filing an amendment to its Schedule 14D-9 which contained the unanimous recommendation of the Special Committee that the Company's stockholders reject the Revised Offer and not tender their shares pursuant to the Revised Offer because the Revised Offer is grossly inadequate and not in the best interests of the Company and its public shareholders.

        On October 28 and 29, 2009 an evidentiary hearing was held in the Delaware Court of Chancery on the Company's and KPN's claims, including the Company's application to enjoin KPN's tender offer. The parties' opening post-hearing brief were filed on November 6, 2009 and answering briefs are to be filed on November 11, 2009. No ruling has been issued by the Delaware Court of Chancery.

        We are not able to predict the outcome of this proceeding. As a result of the commencement of the tender offer by KPN and our filing of the Delaware and Federal Complaints against KPN, we expect to continue to incur significant expenses during the three months ended December 31, 2009, primarily for legal and investment banking consultation to the Company's Special Committee and Board of Directors.

Critical Accounting Policies and Estimates

        Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements. The preparation of these financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires us to (i) make judgments, assumptions and estimates that affect the reported amounts of assets, liabilities, revenue and expenses; and (ii) disclose contingent assets and liabilities. A critical accounting estimate is an assumption that could have a material effect on our consolidated financial statements if another, also reasonable, amount were used or a change in the estimates is reasonably likely from period to period. We base our accounting estimates on historical experience and other factors that we consider reasonable under the circumstances. However, actual results may differ from these estimates. To the extent there are material differences between our estimates and the actual results, our future financial condition and results of operations will be affected. Our critical accounting policies and estimates are described in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2008. There have been no changes to these critical accounting policies and estimates for the three and nine months ended September 30, 2009.

Out-of-Period Adjustments

        During the three months ended June 30, 2009, we identified immaterial errors in our consolidated financial statements for the years ended December 31, 2005 and 2008 and the three months ended March 31, 2009. These errors related to understating depreciation expense (totaling $1.2 million in additional expense, net of tax in 2008 and $0.6 million in additional expense, net of tax, in the three months ended March 31, 2009) and understating the valuation of foreign denominated accounts receivable (totaling $1.7 million in an additional gain, net of tax). As a result of these errors, net income was understated by approximately $1.7 million in 2005 and net loss was understated by approximately $1.2 million in 2008 and $0.6 million in the three months ended March 31, 2009. We corrected these errors during the three months ended June 30, 2009. The combined impact to correct these errors on the three and six months ended June 30, 2009 results of operations was to increase net loss by $0.1 million and a decrease to net loss of $0.5 million, respectively.

        Additionally, during the three months ended September 30, 2009, we identified immaterial errors in our consolidated financial statements for the three months ended June 30, 2009. These errors related to overstating foreign exchange gains and losses totaling $0.2 million, net of tax, for the three months ended June 30, 2009. We corrected these errors during the three months ended September 30, 2009. There was no impact on our Results of Operations for the nine months ended September 30, 2009.

        We evaluated all of these errors considering both qualitative and quantitative factors and considered the impact of all these errors in relation to the periods in which they originated, as well as the current period, which is when they were corrected. We have concluded that these adjustments are not material to any prior periods' consolidated financial statements nor are they expected to be material to the year ending December 31, 2009. As such, these out-of-period errors were recorded in our Statement of Operations for the three months ended June 30, 2009 and September 30, 2009, respectively.

Results from Operations

        The following table sets forth for the periods indicated the principal items included in the Condensed Consolidated Statements of Operations as a percentage of total net revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net revenue—external parties	79.3%	80.7%	80.8%	82.7%
Net revenue—related parties	20.7	19.3	19.2	17.3

Total net revenue	100.0	100.0	100.0	100.0

Costs and operating expenses:
Data communications and telecommunications—external parties	77.6	82.9	79.8	82.5
Data communications and telecommunications—related parties	9.3	7.5	7.4	7.2
Engineering and network operations	2.0	1.6	2.0	1.8
Selling, general and administrative	6.3	5.1	6.6	5.5
Tender offer-related expenses	2.9	—	1.0	—
Depreciation and amortization	3.7	2.5	3.8	2.4

Total costs and operating expenses	101.8	99.6	100.6	99.4
Income (loss) from operations	(1.8)	0.4	(0.6)	0.6
Interest income (expense), net	(0.2)	(0.1)	(0.2)	(0.1)
Foreign exchange gain (loss), net	(0.5)	0.7	(0.2)	0.2
Other income	—	0.5	—	0.2

Income (loss) before provision for income taxes	(2.5)	1.5	(1.0)	0.9
Provision for income taxes	0.7	0.5	0.8	0.8

Net income (loss)	(3.2)%	1.0%	(1.8)%	0.1%

Three Months Ended September 30, 2009 Compared to the Three Months Ended September 30, 2008

        Net revenue.    Our primary source of revenue from external parties are the fees that we charge customers for completing voice and fax calls over our network. We charge our customers fees, per minute of traffic, that are dependent on the length and destination of the call and recognize this revenue in the period in which the call is completed. Revenue from related parties consists of fees that we charge KPN and its affiliates for the traffic they send to us to complete over our network. The fees that we charge KPN and its affiliates are based on the pricing determined in accordance with service level agreements. Our average revenue per minute ("ARPM") is based upon our total net revenue divided by the number of minutes of traffic over our network for the applicable period. Our average margin per minute ("AMPM") is based upon our total revenue less total data communications and telecommunications costs divided by the number of minutes of traffic over our network for the applicable period ARPM and AMPM are key telecommunications industry financial measurements. We believe these measurements are useful in understanding our financial performance, as well as industry trends. Although the long distance telecommunications industry has been experiencing declining prices in recent years due to the effects of deregulation and increased competition, our ARPM and AMPM can fluctuate from period to period as a result of shifts in traffic over our network to higher priced, or lower priced, destinations.

        Total revenue was $251.8 million for the three months ended September 30, 2009 compared to $338.0 million for the same period in 2008. Revenue from external parties was $199.6 million for the three months ended September 30, 2009 compared to $272.9 million for the same period in 2008. The decrease in revenue from external parties primarily reflects the results of a new pricing initiative, which we commenced in the fourth quarter of 2008, which has focused our efforts on higher margin traffic and elimination or reduction in low margin or unprofitable traffic, as well as the effect of the global economic downturn. Our gross profit, defined as total net revenue less total data communications and telecommunications costs, as a percentage of total revenue, improved to 13.1% for the three months ended September 30, 2009 from 9.6% for the same period in 2008. The weaker euro in the three months ended September 30, 2009 also resulted in a decrease in total revenue of approximately $9 million in U.S. dollars, on our euro-denominated revenue over the same period in 2008. In addition, the current adverse global economic conditions has contributed to a year-to-year decline in the amount of traffic we receive from prepaid calling card providers and wholesale carriers whose traffic comes from prepaid calling card providers.

        Revenue from related parties for the three months ended September 30, 2009 was $52.2 million, compared to $65.1 million for the same period in 2008. The decrease in revenue was due to a combination of lower pricing and the effect of the weaker euro year-to-year on this euro-denominated revenue.

        Minutes of traffic for the three months ended September 30, 2009 were 5.0 billion minutes compared to 5.8 billion minutes for the same period in 2008. Average revenue per minute was 5.03 cents per minute for the three months ended September 30, 2009, compared to 5.78 cents per minute for the same period in 2008. Average margin per minute for the three months ended September 30, 2009 was 0.66 cents per minutes compared to 0.55 cents per minute for the same period in 2008.

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

        Total data communications and telecommunications costs were $218.9 million for the three months ended September 30, 2009 compared to $305.6 million for the same period in 2008. Data communications and telecommunications costs from external parties were $195.4 million for the three months ended September 30, 2009 compared to $280.4 million for the same period in 2008. This decrease primarily reflects the lower minutes of traffic year-to-year. Data communications and telecommunications costs from related parties were $23.5 million for the three months ended September 30, 2009 compared to $25.3 million for the same period in 2008. As a percentage of total net revenue, total data communications and telecommunications costs were 86.9% for the three months ended September 30, 2009 compared to 90.4% for the same period in 2008.

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

        Engineering and network operations expenses were $4.9 million for the three months ended September 30, 2009 compared to $5.6 million for the same period in 2008. The reduction in engineering and network operations expenses reflect the reduced level of support from KPN as a result of our integration efforts and the migration of our mid-range voice product to our VoIP network.

        Selling, general and administrative expenses.    Selling, general and administrative expenses include salaries, payroll tax and benefit expenses, and other costs for sales and marketing functions and general corporate functions, including executive management, finance, legal, facilities, information technology and human resources.

        Selling, general and administrative expenses were $15.9 million for the three months ended September 30, 2009 compared to $17.1 million for the same period in 2008. The decrease in expenses reflects lower administrative support costs from KPN, as well as our continued monitoring and control of expenses. The decrease in support costs from KPN primarily reflects the result of the integration of our Netherlands and U.S. operations. In 2009, we began using a new enterprise resource planning ("ERP") system, as well as a new billing system, which has allowed us to centralize our finance function, rate management and commercial operations. These new systems enable us to gain efficiencies in manpower, as well as provide improved visibility and control over our sources of revenue.

        Tender offer-related expenses.    During the three months ended September 30, 2009, we incurred $7.4 million in costs associated with the KPN tender offer. These expenses were primarily for legal and investment banking consultation fees to the Company's Special Committee and Board of Directors. We expect to continue to incur significant legal and investment banking consultation fees during the three months ended December 31, 2009.

        Depreciation and amortization expenses.    Depreciation and amortization expenses were $9.2 million for the three months ended September 30, 2009, compared to $8.5 million for the same period in 2008. The increase in depreciation and amortization expense primarily reflects a higher level of amortization of our intangible assets.

        Interest income and expense.    Interest expense, net was $0.4 million for the three months ended September 30, 2009 compared to $0.2 million for the same period in 2008. The increase in interest expense, net, primarily relates to interest and related modification fees on borrowings under our Loan Agreement with Silicon Valley Bank.

        Foreign exchange gain (loss), net.    Foreign exchange loss, net was $1.3 million for the three months ended September 30, 2009, compared to a gain of $2.2 million for the same period in 2008. These foreign exchange gains and losses are primarily the result of the change in exchange rates between the U.S. dollar and the euro on our euro-denominated assets and liabilities.

        Income taxes.    The income tax provision was $1.8 million for the three months ended September 30, 2009 and $1.6 million for the same period in 2008 and primarily relates to income taxes on the taxable income of our operations in The Netherlands. In 2009, we expect to generate taxable income in the U.S. and lower taxable income in The Netherlands, compared to 2008, primarily as a result of the integration of our U.S. and Netherlands operations. In the U.S., we will be able to utilize our available net operating loss carryforwards to offset this expected taxable income. It is reasonably possible that within the next twelve months we will release the valuation allowance against our U.S. net deferred tax assets. Releasing the valuation allowance would reduce our income tax expense in the period we released the allowance. As of December 31, 2008, our valuation allowance against our U.S. net deferred tax assets was $48.1 million.

Nine Months Ended September 30, 2009 Compared to the Nine Months Ended September 30, 2008

        Net revenue.    Total revenue was $748.6 million for the nine months ended September 30, 2009 compared to $1,023.8 million for the same period in 2008. Revenue from external parties was $604.6 million for the nine months ended September 30, 2009 compared to $846.7 million for the same period in 2008. The decrease in revenue from external parties primarily reflects the results of a new pricing initiative, which we commenced in the fourth quarter of 2008, which has focused our efforts on higher margin traffic and elimination or reduction in low margin or unprofitable traffic. As a result, our gross profit, defined as total net revenue less total data communications and telecommunications costs, as a percentage of total revenue, improved to 12.8% for the nine months ended September 30, 2009 from 10.3% for the same period in 2008. The weaker euro in the nine months ended September 30, 2009 also resulted in a decrease in total revenue of approximately $55 million in U.S. dollars, on our euro-denominated revenue over the same period in 2008. In addition, the current adverse global economic conditions have contributed to a year-to-year decline in the amount of traffic we receive from prepaid calling card providers and wholesale carriers whose traffic comes from prepaid calling card providers.

        Revenue from related parties for the nine months ended September 30, 2009 was $144.0 million, compared to $177.0 million for the same period in 2008. The decrease in revenue was due to a combination of lower pricing and the effect of the weaker euro year-to-year on this euro-denominated revenue.

        Minutes of traffic for the nine months ended September 30, 2009 were 14.8 billion minutes compared to 17.8 billion minutes for the same period in 2008. Average revenue per minute was 5.05 cents per minute for the nine months ended September 30, 2009, compared to 5.74 cents per minute for the same period in 2008. Average margin per minute for the nine months ended September 30, 2009 was 0.65 cents per minutes compared to 0.59 cents per minute for the same period in 2008.

        Data communications and telecommunications costs.    Total data communications and telecommunications costs were $652.9 million for the nine months ended September 30, 2009 compared to $918.5 million for the same period in 2008. Data communications and telecommunications costs from external parties were $597.2 million for the nine months ended September 30, 2009 compared to $844.5 million for the same period in 2008. This decrease primarily reflects the minutes of traffic year-to-year. Data communications and telecommunications costs from related parties were $55.7 million for the nine months ended September 30, 2009 compared to $74.0 million for the same period in 2008. As a percentage of total net revenue, total data communications and telecommunications costs were 87.2% for the nine months ended September 30, 2009 compared to 89.7% for the same period in 2008.

        Engineering and network operations expenses.    Engineering and network operations expenses were $14.9 million for the nine months ended September 30, 2009 compared to $18.2 million for the same period in 2008. The reduction in engineering and network operations expenses reflect the reduced level of support from KPN as a result of our integration efforts and the migration of our mid-range voice product to our VoIP network.

        Selling, general and administrative expenses.    Selling, general and administrative expenses were $49.9 million for the nine months ended September 30, 2009 compared to $56.4 million for the same period in 2008. The decrease in expenses reflects lower administrative support costs from KPN, as well as our continued monitoring and control of expenses. The decrease in support costs from KPN primarily reflects the result of the integration of our Netherlands and U.S. operations. During 2009, we began using a new enterprise resource planning ("ERP") system, as well as a new billing system, which has allowed us to centralize our finance function, rate management and commercial operations. These new systems enable us to gain efficiencies in manpower, as well as provide improved visibility and control over our sources of revenue.

        Depreciation and amortization expenses.    Depreciation and amortization expenses were $28.2 million for the nine months ended September 30, 2009, compared to $24.2 million for the same period in 2008. During the nine months ended September 30, 2009, we corrected an error totaling $1.2 million which related to prior periods (See Out-of-Period Adjustments noted above). Excluding the effect of the correction of this error, the increase in depreciation and amortization expense primarily reflects a higher level of amortization of our intangible assets.

        Interest income and expense.    Interest expense, net was $1.4 million for the nine months ended September 30, 2009 compared to $0.7 million for the same period in 2008. The increase in interest expense, net, primarily relates to interest and related Loan Agreement modification fees on borrowings under our Loan Agreement with Silicon Valley Bank.

        Foreign exchange gain (loss), net.    Foreign exchange loss, net was $1.7 million for the nine months ended September 30, 2009, compared to a gain of $1.4 million for the same period in 2008. During the nine months ended September 30, 2009, we corrected an error totaling $2.3 million ($1.7 million net of tax) which related to prior periods (See Out-of-Period Adjustments noted above). These foreign exchange gains and losses are primarily the result of the change in exchange rates between the U.S. dollar and the euro on our euro-denominated assets and liabilities. Excluding the effect of the correction of this error, foreign exchange loss, net was $4.0 million for the nine months ended September 30, 2009.

        Income taxes.    The income tax provision was $5.9 million for the nine months ended September 30, 2009 compared to $7.7 million for the same period in 2008 and primarily relates to income taxes on the taxable income of our operations in The Netherlands. In 2009, we expect to generate taxable income in the U.S. and lower taxable income in The Netherlands, compared to 2008, primarily as a result of the integration of our U.S. and Netherlands operations. In the U.S., we will be able to utilize our available net operating loss carry forwards to offset this expected taxable income. It is reasonably possible that within the next twelve months we will release the valuation allowance against our U.S. net deferred tax assets. Releasing the valuation allowance would reduce our income tax expense in the period we released the allowance. As of December 31, 2008, our valuation allowance against our U.S. net deferred tax assets was $48.1 million.

Liquidity and Capital Resources

        Cash provided by operating activities was $18.0 million for the nine months ended September 30, 2009 and was the result of the net loss of $13.7 million, after non-cash charges of $31.3 million and by changes in operating assets and liabilities of $0.4 million. Non-cash charges for the nine months ended September 30, 2009 consisted primarily of depreciation and amortization expense. Changes in operating assets and liabilities of $0.4 million include payments of $1.8 million for tender offer-related expenses.

        Cash provided by operating activities was $31.9 million in the nine months ended September 30, 2008 and was primarily the result of net income of $1.2 million and non-cash charges of $27.0 million, primarily depreciation and amortization. Accounts receivable and unbilled revenue, net—external parties increased by $6.4 million and accounts payable—external parties, accrued expenses and deferred revenue, combined, increased by $19.9 million.

        Cash used in investing activities in the nine months ended September 30, 2009 consisted of $4.9 million used for purchases of property and equipment.

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

        Cash used in financing activities in the nine months ended September 30, 2009 consisted of repayments of $8.1 million of our bank borrowings under our Loan Agreement with Silicon Valley Bank and principal payments totaling $10.0 million to fully pay-off our working capital loan to KPN. The repayments of $8.1 million of our bank borrowings were a result of lower borrowing capability under our Loan Agreement with Silicon Valley Bank. The reduction in borrowing capability was primarily a result of a decline in accounts receivable due to the lower revenue in the nine months ended September 30, 2009. Payments of capital lease obligations were $0.3 million.

        Cash used in financing activities in the nine months ended September 30, 2008 was $15.8 million. We used $15.0 million for the purchase of our common stock under a stock repurchase program. In addition, we paid the first installment payment of $4.7 million to KPN for the working capital loan and we borrowed an additional $5.0 million under our Loan Agreement. Payments of capital lease obligations were $1.3 million.

        On January 26, 2009, the Company and Silicon Valley Bank modified the Loan Agreement, effective as of December 30, 2008 to reduce the amount available under the Loan Agreement from $50.0 million to $35.0 million, extend the maturity date of the Loan Agreement to September 30, 2010 and to modify certain financial covenants. In connection with this modification, we paid Silicon Valley Bank a modification fee of $52,500 and a revolving line renewal fee of $175,000. On October 21, 2009, the Company and Silicon Valley Bank modified the Loan Agreement, effective as of September 30,2009, to extend the maturity date of the Loan Agreement to October 1, 2011 and to modify certain financial covenants. In connection with this modification, we paid Silicon Valley Bank a modification fee of $25,000 and a revolving line renewal fee of $175,000. See Note 11 "Line of Credit and Long-Term Debt" of our Notes to Condensed Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q for further information on our Loan Agreement.

        At September 30, 2009 and December 31, 2008, we had $19.0 million and $27.1 million, respectively, in borrowings outstanding, and had issued outstanding standby letters of credit of $2.5 million and $2.6 million, respectively, under the Loan Agreement. As of September 30, 2009, we were in compliance of all of the covenants under the Loan Agreement.

        In the nine months ended September 30, 2009, we purchased certain equipment for $0.4 million under a four-year financing agreement, with payments due monthly through May 2013. In the nine months ended September 30, 2008, we purchased certain software licenses for $1.7 million under a 30-month financing agreement, with payments due on a semi-annual basis through June 2010.

        We anticipate that our September 30, 2009 balance of $56.0 million in cash and cash equivalents, together with expected net cash flow generated from operations, will be sufficient to fund our operations and capital asset expenditures for the next twelve months. We expect capital asset expenditures to be between $7 million to $8 million in 2009.

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

Contractual Obligations

        The following table summarizes our future contractual obligations as of September 30, 2009:

	Payment Due Dates
	Total	Less than 1 Year	1 to 2 Years	2 to 3 Years	3 to 5 Years	After 5 Years
	(In thousands)
Bank borrowings	$18,951	$—	$—	$18,951	$—	$—
Interest on bank borrowings(1)	2,072	1,036	1,036	—	—	—
Capital lease obligations, including interest	967	718	103	103	43	—
Operating leases	6,661	2,442	947	804	1,185	1,283
Purchase commitments for termination of minutes	23,262	23,262	—	—	—	—

Total	$51,913	$27,458	$2,086	$19,858	$1,228	$1,283

(1)
Interest payments on bank borrowings are projected using our borrowing rate as of September 30, 2009. Future interest payments may differ from these amounts based on changes in market interest rates.

        As of September 30, 2009, the total amount of net unrecognized tax benefits for uncertain tax positions and the accrual for the related interest was $0.9 million. We are unable to make a reasonably reliable estimate of when cash settlement, if any, will occur with a tax authority as the timing of examinations and ultimate resolution of those examinations is uncertain.

New Accounting Pronouncements

        See Note 1 "Business and Presentation" of our Notes to Condensed Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q for new accounting pronouncements.

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

        Our primary interest rate risk is the risk on borrowings under our Loan Agreement with Silicon Valley Bank, which is subject to interest rates based on the bank's prime rate or LIBOR, plus margin. We had $19.0 million in borrowings under our Loan Agreement at September 30, 2009. If, for example, interest rates were to increase by 1%, this would result in additional annual interest expense of $0.2 million on our current level of borrowings. A change in the applicable interest rates would also affect the rate at which we could borrow funds or finance equipment purchases. Our capital lease obligations are fixed rate debt.

Item 4.    Controls and Procedures

Disclosure Controls and Procedures

        Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange ActRules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q, have concluded that, based on such evaluation, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

        During the second quarter of 2009, we began using a new Enterprise Resource Planning ("ERP") system, as well as a new central customer billing system. Implementing this new ERP and billing system involves significant changes in business processes that management believes will provide meaningful benefits, including more standardized and efficient processes throughout the Company. While we believe that this new system and the related changes to internal controls will strengthen our internal controls over financial reporting, there are inherent risks in implementing any new ERP system and we will continue to evaluate and test these control changes in order to provide certification as of year-end on the effectiveness, in all material respects, of our internal controls over financial reporting.

Part II—Other Information

Item 1.    Legal Proceedings

        Please see Note 12 "Commitments and Contingencies" of our Notes to Condensed Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q for a description of legal proceedings.

Item 1A.    Risk Factors

        In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed in Part I, "Item 1A: Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2008 and any subsequent Quarterly Reports on Form 10-Q, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K and our subsequent Quarterly Reports on Form 10-Q are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

KPN's tender offer to purchase all of our outstanding common stock is disruptive to our business and threatens to adversely affect the Company's financial condition and results of operations.

        On July 13, 2009, the Company's Board of Directors received a letter from Royal KPN indicating its intention to commence a tender offer, through its subsidiary KPN B.V. ("KPN"), to acquire all of the shares of the Company's common stock not owned by KPN at a price of $1.55 per share in cash (as amended to date, the "Offer"). On July 15, 2009, the Board of Directors of the Company unanimously approved the creation of a special committee, composed of W. Frank King (Chairman), Charles N. Corfield and Robert H. Brumley, to evaluate the Offer and make a recommendation to the stockholders of the Company, other than Royal KPN and its affiliates (the "Public Stockholders"). On July 28, 2009, KPN commenced the Offer and filed with the SEC a Tender Offer Statement and Rule 13e-3 Transaction Statement under cover of Schedule TO that describes the terms of the Offer. Upon careful consideration of the terms and conditions of the Offer and after consultation with the Special Committee's outside legal counsel and financial advisor, the Special Committee unanimously determined at a meeting duly held on July 29, 2009 that the Offer was grossly inadequate and not in the best interest of the Company and its Public Stockholders. Accordingly, the Special Committee unanimously recommended that the Company's Public Stockholders reject the Offer and not tender their shares to KPN pursuant to the Offer. On July 30, 2009, the Company, acting through the Special Committee, responded to the Offer by filing a Solicitation/Recommendation Statement under Schedule 14D-9, which contained the Special Committee's recommendation.

        On October 5, 2009, KPN amended the Offer by, among other things, increasing the offer price to be paid from the original $1.55 per Share to $2.25 per Share and extended the expiration date of the Offer to 12:00 midnight, New York City time, on Friday, November 20, 2009. The Special Committee conducted a thorough review and consideration of the Offer, and, after consultation with members of senior management and the Special Committee's independent legal and financial advisors, unanimously determined that the Offer is grossly inadequate, opportunistic and not in the best interests of the Company and its Public Stockholders. Accordingly, the Special Committee unanimously recommended that the Public Stockholders reject the Offer and not tender their Shares to KPN pursuant to the Offer. On October 15, 2009, the Company filed an amendment to its Schedule 14D-9 which contained the Special Committee's recommendation.

        The Offer is highly conditional and creates substantial uncertainties. The Offer may adversely impact our ability to attract new customers and may cause potential or current customers to defer purchases or to discontinue existing orders. In particular, the Offer may adversely impact our ability to successfully market and sell our products. Additionally, the Offer may create uncertainty for our management, employees, current and potential customers, suppliers and other third parties. This uncertainty could adversely affect our ability to retain key employees and to hire new talent, cause third parties to terminate their relationship with us, or not to renew or enter into arrangements with us; and negatively impact our business during the pendency of the Offer.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

        This Quarterly Report on Form 10-Q and, in particular, our Management's Discussion and Analysis of Financial Condition and Results of Operations set forth in Part I—Item 2 contain or incorporate a number of forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act including statements regarding:

  •
  uncertainty related to the unsolicited tender offer commenced by KPN, litigation that we are engaged in relating to the unsolicited tender offer and legal, investment banking and related expenses we expect to incur in connection with the unsolicited tender offer;

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

  •
  our expectations regarding our 2009 vs. 2008 taxable income in the U.S. and lower taxable income in The Netherlands and our ability to use net operating loss carryforwards to offset this expected taxable income;

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

Item 5.    Other Information.

Important Legal Information

        In connection with the unsolicited tender offer commenced by KPN B.V., the Company has filed with the SEC a Solicitation/Recommendation Statement on Schedule 14D-9 on July 30, 2009 and fifteen amendments thereto; the most recent of which, as of the filing date of this Form 10-Q, was filed on November 5, 2009.

Item 6.    Exhibits

(a)    Exhibits:

10.1		Fourth Loan Modification Agreement dated as of September 30, 2009 between Silicon Valley Bank and iBasis, Inc. (incorporated by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on October 26, 2009 (file no. 001-34424)).
31.1	*	Certification of iBasis, Inc. Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	Certification of iBasis, Inc. Chief Financial Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.
32.1	‡	Certifications of iBasis, Inc. Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
Filed herewith.

‡
Furnished here.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

iBasis, Inc.
November 9, 2009	By:	/s/ RICHARD TENNANT Richard Tennant Senior Vice President and Chief Financial Officer (Authorized Officer and Principal Financial and Accounting Officer)